Form 10-Q
period 2015-06-30
Live Oak Bancshares, Inc.
filed 2015-09-03
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-37497

LIVE OAK BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

North Carolina	26-4596286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1741 Tiburon Drive Wilmington, North Carolina	28403
(Address of principal executive offices)	(zip code)

(910) 790-5867

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 2, 2015, there were approximately 29,442,615 shares of the registrant’s voting common stock outstanding and approximately 4,723,530 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Live Oak Bancshares, Inc.

Consolidated Balance Sheets

As of June 30, 2015 (unaudited) and December 31, 2014*

(Dollars in thousands)

	June 30, 2015	December 31, 2014*

Assets

Cash and due from banks	$131,487	$29,902
Certificates of deposit with other banks	10,000	10,000
Investment securities available-for-sale	50,719	49,318
Loans held for sale	356,481	295,180

Loans held for investment	237,612	203,936
Allowance for loan losses	(5,183)	(4,407)

Net loans	232,429	199,529

Premises and equipment, net	57,310	35,279
Foreclosed assets	34	371
Servicing assets	39,983	34,999
Investments in non-consolidated affiliates	—	6,345
Other assets	20,972	12,392

Total assets	$899,415	$673,315

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Noninterest-bearing	$15,749	$14,728
Interest-bearing	711,597	507,352

Total deposits	727,346	522,080
Short term borrowings	—	6,100
Long term borrowings	54,490	41,849
Other liabilities	14,198	11,472

Total liabilities	796,034	581,501

Shareholders’ equity

Non-cumulative perpetual preferred stock (Series A), 6,800 shares authorized, issued and outstanding	—	—
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 23,931,330 and 23,896,400, shares issued and outstanding at June 30, 2015 and December 31, 2014	49,122	48,657
Class B common stock, no par value, 10,000,000 shares authorized, 4,723,530 shares issued and outstanding at June 30, 2015 and December 31, 2014	50,015	50,015
Retained earnings (accumulated deficit)	4,206	(6,943)
Accumulated other comprehensive income	1	85

Total shareholders’ equity attributed to Live Oak Bancshares, Inc.	103,344	91,814

Noncontrolling interest	37	—

Total equity	103,381	91,814

Total liabilities and shareholders’ equity	$899,415	$673,315

*	Derived from audited financial statements.

See Notes to Consolidated Financial Statements	1

Live Oak Bancshares, Inc.

Consolidated Statements of Income

For the three and six months ended June 30, 2015 and 2014 (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income
Loans and fees on loans	$7,391	$4,762	$14,107	$8,851
Investment securities, taxable	200	99	376	199
Other interest earning assets	70	41	136	64

Total interest income	7,661	4,902	14,619	9,114

Interest expense
Deposits	1,801	1,131	3,277	2,229
Borrowings	444	204	885	357

Total interest expense	2,245	1,335	4,162	2,586

Net interest income	5,416	3,567	10,457	6,528

Provision for loan losses	50	475	1,127	899

Net interest income after provision for loan losses	5,366	3,092	9,330	5,629

Noninterest income
Loan servicing revenue and revaluation	1,772	3,585	5,878	6,285
Net gains on sales of loans	15,719	12,326	31,180	22,357
Equity in loss of non-consolidated affiliates	—	(1,208)	(26)	(2,202)
Gain on sale of investment in non-consolidated affiliate	—	—	3,782	—
Other noninterest income	644	405	1,376	873

Total noninterest income	18,135	15,108	42,190	27,313

Noninterest expense
Salaries and employee benefits	9,319	6,007	17,674	15,708
Travel expense	2,212	1,338	3,672	2,088
Professional services expense	624	671	1,532	1,606
Advertising and marketing expense	1,118	722	2,126	1,520
Occupancy expense	731	429	1,188	866
Data processing expense	722	628	1,615	1,057
Equipment expense	350	313	754	566
Other expense	1,724	1,431	2,927	2,572

Total noninterest expense	16,800	11,539	31,488	25,983

Income before taxes	6,701	6,661	20,032	6,959
Income tax expense	2,766	—	8,044	—

Net income	3,935	6,661	11,988	6,959
Net loss attributable to noncontrolling interest	—	—	20	—

Net income attributable to Live Oak Bancshares, Inc.	$3,935	$6,661	$12,008	$6,959

Basic earnings per share	$0.14	$0.31	$0.42	$0.33

Diluted earnings per share	$0.13	$0.31	$0.41	$0.33

See Notes to Consolidated Financial Statements	2

Live Oak Bancshares, Inc.

Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2015 and 2014 (unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$3,935	$6,661	$11,988	$6,959

Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities arising during the period	(339)	98	(136)	203
Reclassification adjustment for (gain) loss on sale of securities available for sale included in net income	—	—	—	—

Other comprehensive income (loss) before tax	(339)	98	(136)	203
Income tax expense	131	—	52	—

Other comprehensive income (loss), net of tax	(208)	98	(84)	203

Total comprehensive income	$3,727	$6,759	$11,904	$7,162

See Notes to Consolidated Financial Statements	3

Live Oak Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2015 and 2014 (unaudited)

(Dollars in thousands, except per share data)

				Retained	Accumulated
	Common stock			earnings	other	Non-
	Shares			(accumulated	comprehensive	controlling	Total
	Class A	Class B	Amount	deficit)	income (loss)	interest	equity

Balance at December 31, 2013	20,318,330	—	$18,319	$30,262	$(191)	$—	$48,390
Net income	—	—	—	6,959	—	—	6,959
Other comprehensive income	—	—	—	—	203	—	203
Sales of common stock	45,440	—	200	—	—	—	200
Stock option exercises	174,990	—	152	—	—	—	152
Issuance of common stock grants	685,700	—	2,992	—	—	—	2,992
Stock option based compensation expense	—	—	79	—	—	—	79
Restricted stock expense	—	—	162	—	—	—	162
Dividends (distributions to shareholders)	—	—	—	(18,173)	—	—	(18,173)

Balance at June 30, 2014	21,224,460	—	$21,904	$19,048	$12	$—	$40,964

Balance at December 31, 2014	23,896,400	4,723,530	$98,672	$(6,943)	$85	$—	$91,814
Net income (loss)	—	—	—	12,008	—	(20)	11,988
Other comprehensive loss	—	—	—	—	(84)	—	(84)
Consolidation of investment with non-controlling interest	—	—	—	—	—	35	35
Stock option exercises	34,930	—	154	—	—	—	154
Stock option based compensation expense	—	—	295	—	—	—	295
Restricted stock expense	—	—	16	—	—	—	16
Capital contribution from non-controlling interest	—	—	—	—	—	22	22
Dividends (distributions to shareholders)	—	—	—	(859)	—	—	(859)

Balance at June 30, 2015	23,931,330	4,723,530	$99,137	$4,206	$1	$37	$103,381

See Notes to Consolidated Financial Statements	4

Live Oak Bancshares, Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2015 and 2014 (unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$11,988	$6,959
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,021	987
Provision for loan losses	1,127	899
Amortization of premium on securities, net of accretion	24	42
Amortization of discount on unguaranteed loans	1,313	(131)
Deferred tax expense	847	—
Originations of loans held for sale	(472,413)	(295,281)
Proceeds from sales of loans held for sale	318,125	208,838
Net gains (losses) on sale of foreclosed assets	7	—
Net increase in servicing assets	(4,984)	(4,128)
Net gains on sale of loans held for sale	(31,180)	(22,357)
Gain on sale of investment in non-consolidated affiliate	(3,782)	—
Net loss on disposal of premises and equipment	16	—
Stock option based compensation expense	295	79
Stock grants	—	2,992
Restricted stock expense	16	162
Equity in loss of non-consolidated affiliates	26	2,202

Changes in assets and liabilities:
Accounts receivable and other assets	(3,192)	(1,636)
Accrued expenses and other liabilities	2,402	8,266

Net cash used by operating activities	(178,344)	(92,107)

Cash flows from investing activities
Purchases of securities available-for-sale	(5,925)	—
Proceeds from sales, maturities, calls, and principal paydowns of securities available-for-sale	4,364	1,203
Proceeds from sale of foreclosed assets	330	—
Proceeds from sale of investment in non-consolidated affiliate	9,896	—
Capital investments in non-consolidated affiliates	—	(250)
Net cash acquired in consolidation of equity method investment	319	—
Capital contribution from non-controlling interest	22	—
Loan originations and principal collections, net	84,252	43,090
Purchases of premises and equipment, net	(23,068)	(8,603)

Net cash provided by investing activities	70,190	35,440

See Notes to Consolidated Financial Statements	5

Live Oak Bancshares, Inc.

Consolidated Statements of Cash Flows (Continued)

For the six months ended June 30, 2015 and 2014 (unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities
Net increase in deposits	205,266	69,937
Proceeds from long term borrowings	21,322	5,760
Repayment of long term borrowings	(8,681)	(131)
Proceeds from short term borrowings	—	6,000
Repayment of short term borrowings	(6,100)	—
Stock option exercises	154	152
Sale of common stock, net	—	200
Shareholder dividend distributions	(2,222)	(8,086)

Net cash provided by financing activities	209,739	73,832

Net increase in cash and cash equivalents	101,585	17,165

Cash and cash equivalents, beginning	29,902	37,244

Cash and cash equivalents, ending	$131,487	$54,409

Supplemental disclosure of cash flow information
Interest paid	$4,152	$2,561
Income tax	9,174	—
Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains (losses) on available-for-sale securities, net of taxes	$(136)	$203
Transfers of loans accounted for as secured borrowing collateral to other assets	4,575	—
Dividends declared but not paid	169	3,414
Transfer of loans held for sale to loans held for investment	7,400	12,052
Transfer of loans held for investment to loans held for sale	4,514	3,830
Contingent consideration in acquisition of controlling interest in equity method of investment	170	—
Non-cash dividend	—	9,514

See Notes to Consolidated Financial Statements	6

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

Nature of Operations

Live Oak Bancshares, Inc. (the “Company” or “LOB”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through our commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was established in May 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending services to small businesses nationwide in targeted industries. The Bank identifies and grows within credit-worthy industries through expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) program. In 2010, the Bank formed Live Oak Number One, Inc., a wholly-owned subsidiary, to hold properties foreclosed on by the Bank.

In addition to the Bank, the Company owns Independence Aviation, LLC, which was formed for the purpose of purchasing and operating aircraft used for business purposes of the Company, Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA-guaranteed loans, and 504 Fund Advisors, LLC (“504FA”), formed to serve as the investment advisor to the 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.

The Company acquired control over 504FA, previously carried as an equity method investment, on February 2, 2015 by increasing its ownership from 50.0% to 91.3%. The acquisition of an additional 41.3% of ownership occurred in exchange for contingent consideration estimated to total $170 thousand. With 8.7% of ownership remaining with a third party investor, amounts of earnings and equity in 504FA are now disclosed in the Company’s financial statements as related to a noncontrolling interest.

The Company earns revenue primarily from the sale of SBA-guaranteed loans. This income is comprised of loan servicing revenue and revaluation and net gains on sales of loans. Net interest income is a secondary contributor to our earnings. Offsetting these revenues are the cost of funding sources, provision for loan losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.

General

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015. The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements contained in the Company’s registration statement on Form S-1. A description of the significant accounting policies followed by the Company are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s registration statement on Form S-1.

The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

All information in the Notes to Unaudited Consolidated Financial Statements has been presented in thousands, except percentage, time period, stock option, share and per share data.

Stock Split

On September 23, 2014, the Board of Directors declared a ten-for-one stock split of the Company’s Class A and Class B common shares, which was effected in the form of a common stock dividend distributed on October 10, 2014. Except for the amount of authorized shares, all references to share and per share amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the stock split.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation (Continued)

Business Segments

Management has determined that the Company has one significant operating segment, which is providing a lending platform for small businesses nationwide. In determining the appropriateness of segment definition, the Company considers the materiality of a potential segment, the components of the business about which financial information is available, and components for which management regularly evaluates relative to resource allocation and performance assessment.

Note 2 - Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) (a Consensus of the Emerging Issues Task Force)”. The new guidance eliminates the requirement to classify in the fair value hierarchy any investments for which fair value is measured at net asset value per share using the practical expedient. This guidance is effective for interim and annual periods beginning after December 15, 2015. The adoption of this guidance is not expected to be material to the consolidated financial statements.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings Per Share

Basic and diluted earnings per share are computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur, upon the exercise of stock options or upon the vesting of restricted stock grants, any of which would result in the issuance of common stock that would then be shared in the net income of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income available to common shareholders	$3,935	$6,661	$12,008	$6,959

Weighted-average basic shares outstanding	28,636,182	21,202,728	28,628,177	20,790,765

Basic earnings per share	$0.14	$0.31	$0.42	$0.33

Diluted earnings per share:
Net income available to common shareholders, for diluted EPS	$3,935	$6,661	$12,008	$6,959

Total weighted-average basic shares outstanding	28,636,182	21,202,728	28,628,177	20,790,765
Add effect of dilutive stock options and restricted stock grants	862,217	73,379	811,645	141,680

Total weighted-average diluted shares outstanding	29,498,399	21,276,107	29,439,822	20,932,445

Diluted earnings per share	$0.13	$0.31	$0.41	$0.33

Anti-dilutive securities	916,199	1,528,520	956,199	1,528,520

Pro forma earnings per share

Because the Company was not a taxable entity prior to August 3, 2014, pro forma amounts for income tax expense and basic and diluted earnings per share have been presented below assuming the Company’s effective tax rate of 38.5% for the three and six months ended June 30, 2014.

	Three Months Ended	Six Months Ended

Pro forma net income available to common shareholders, after tax	$4,096	$4,280

Pro forma basic earnings per share	$0.19	$0.21

Pro forma diluted earnings per share	$0.19	$0.20

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4. Securities

The carrying amount of securities and their approximate fair values are reflected in the following table:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2015
US government agencies	$35,229	$213	$18	$35,424
Residential mortgage-backed securities	13,574	22	205	13,391
Mutual fund	1,913	—	9	1,904

	$50,716	$235	$232	$50,719

December 31, 2014
US government agencies	$35,207	$127	$25	$35,309
Residential mortgage-backed securities	13,973	92	56	14,009

	$49,180	$219	$81	$49,318

During the three months ended June 30, 2015, the Company sold six mortgage-backed securities at their carrying amount for $3.4 million in an odd-lot consolidation and purchased two mortgage-backed securities totaling $4.0 million for the purpose of complying with the Community Reinvestment Act. In addition, during the first quarter of 2015, the Company invested $1.9 million in the 504 Fund mutual fund. The investment in this mutual fund was purchased at current market value; 190,380.762 shares at $9.98 per share. There were no calls or maturities during the three and six months ending June 30, 2015. There were no calls, purchases, sales or maturities of securities during the three and six months ended June 30, 2014.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$—	$—	$1,231	$18	$1,231	$18
Residential mortgage-backed securities	7,451	161	3,346	44	10,797	205
Mutual fund	1,904	9	—	—	1,904	9

Total	$9,355	$170	$4,577	$62	$13,932	$232

	Less Than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$—	$—	$1,224	$25	$1,224	$25
Residential mortgage-backed securities	2,234	4	5,158	52	7,392	56

Total	$2,234	$4	$6,382	$77	$8,616	$81

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4. Securities (Continued)

At June 30, 2015, there were four securities, consisting of one US government agency security and three residential mortgage-backed securities, in unrealized loss positions for greater than 12 months; and six securities, consisting of five mortgage-backed securities and the 504 Fund mutual fund, in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2014, were comprised of six securities, consisting of one US agency security and five mortgage-backed securities, in unrealized loss positions for greater than 12 months; and one mortgage-backed security in an unrealized loss position for less than 12 months.

These unrealized losses are primarily the result of volatility in the market and are related to market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

All residential mortgage-backed securities in the Company’s portfolio at June 30, 2015 and December 31, 2014 were backed by U.S. government sponsored enterprises (“GSEs”).

The following is a summary of investment securities by maturity:

	June 30, 2015 Available for sale
	Amortized cost	Fair value

One to five years	$33,979	$34,193
Five to ten years	2,068	2,053
After 10 years	12,756	12,569

	$48,803	$48,815

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled. This table excludes the 540 Fund mutual fund investment.

At June 30, 2015 and December 31, 2014, investment securities with a fair market value of $1.3 million were pledged to secure a line of credit with the Company’s correspondent bank.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses

Loan Portfolio Segments

The following describe the risk characteristics relevant to each of the portfolio segments. Each loan category is assigned a risk grade during the origination and closing process based on criteria described later in this section.

Commercial and Industrial

Commercial and industrial loans (C&I) receive similar underwriting treatment as commercial real estate loans in that the repayment source is analyzed to determine its ability to meet cash flow coverage requirements as set forth by Bank policies. Repayment of the Bank’s C&I loans generally comes from the generation of cash flow as the result of the borrower’s business operations. This business cycle itself brings a certain level of risk to the portfolio. In some instances, these loans may carry a higher degree of risk due to a variety of reasons – illiquid collateral, specialized equipment, highly depreciable assets, uncollectable accounts receivable, revolving balances, or simply being unsecured. As a result of these characteristics, the SBA guarantee on these loans is an important factor in mitigating risk.

Construction and Development

Construction and development loans are for the purpose of acquisition and development of land to be improved through the construction of commercial buildings. Such loans are usually paid off through the conversion to permanent financing for the long-term benefit of the borrower’s ongoing operations. At the completion of the project, if the loan is converted to permanent financing or if scheduled loan amortization begins, it is then reclassified to the “Owner Occupied Commercial Real Estate” segment. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded.

Owner Occupied Commercial Real Estate

Owner occupied commercial real estate loans are extensions of credit secured by owner occupied collateral. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies. Such repayment of owner-occupied loans is commonly derived from the successful ongoing operations of the business occupying the property. These typically include small businesses and professional practices.

Commercial Land

Commercial land loans are extensions of credit secured by farmland. Such loans are often for land improvements related to agricultural endeavors that may include construction of new specialized facilities. These loans are usually repaid through the conversion to permanent financing, or if scheduled loan amortization begins, for the long-term benefit of the borrower’s ongoing operations. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies.

Each of the loan types referenced in the sections above is further segmented into verticals in which the Bank chooses to operate - Death Care, Healthcare (medical, dental, ophthalmic), Pharmacy, Investment Advisors, Veterinary, Family Entertainment, Agriculture, Wine & Craft Beverages, Self-Storage and Hotels. Hotels is a new area of emphasis for which there was no loan activity as of June 30, 2015. The Bank chooses to finance businesses operating in these industries because of certain similarities. The similarities range from historical default and loss characteristics to business operations. However, there are differences that create the necessity to underwrite these loans according to varying criteria and guidelines. When underwriting a loan, the Bank considers numerous factors such as cash flow coverage, the credit scores of the guarantors, revenue growth and practice ownership experience and debt service capacity. Minimum guidelines have been set with regard to these various factors and deviations from those guidelines requiring compensating strengths when considering a proposed loan.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

Loans consist of the following:

	June 30, 2015	December 31, 2014

Commercial & Industrial	$90,213	$81,057
Death Care Management	4,274	3,603
Family Entertainment Centers	488	333
Healthcare	12,464	12,319
Independent Pharmacies	37,379	34,079
Registered Investment Advisors	14,312	9,660
Veterinary Industry	21,070	20,902
Wine & Craft Beverage	75	—
Other Industries	151	161

Construction & Development	18,282	9,526
Agriculture	7,092	3,910
Death Care Management	484	92
Family Entertainment Centers	122	—
Healthcare	7,061	2,957
Independent Pharmacies	483	215
Veterinary Industry	2,698	2,207
Wine & Craft Beverage	159	—
Other Industries	183	145

Owner Occupied Commercial Real Estate	124,634	111,620
Agriculture	3,127	259
Death Care Management	19,510	18,879
Family Entertainment Centers	1,294	872
Healthcare	30,343	26,173
Independent Pharmacies	5,179	4,750
Registered Investment Advisors	2,463	2,161
Self Storage	167	—
Veterinary Industry	61,225	57,934
Wine & Craft Beverage	1,016	—
Other Industries	310	592

Commercial Land	4,264	1,248
Agriculture	4,264	1,248

Total Loans [1]	237,393	203,451
Net Deferred Costs	2,491	2,060
Discount on SBA 7(a) Unguaranteed [2]	(2,272)	(1,575)

Loans, Net of Unearned	$237,612	$203,936

[1]	Total loans include $21.8 million and $21.3 million of U.S. government guaranteed loans as of June 30, 2015 and December 31, 2014, respectively.
[2]	The Company measures the carrying value of the retained portion of loans sold at fair value under ASC Subtopic 825-10. The value of these retained loan balances is discounted based on the estimates derived from comparable unguaranteed loan sales.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

Credit Risk Profile

The Bank uses internal loan reviews to assess the performance of individual loans by industry segment. An independent review of the loan portfolio is performed annually by an external firm. The goal of the Bank’s annual review of each borrower’s financial performance is to validate the adequacy of the risk grade assigned.

The Bank uses a grading system to rank the quality of each loan. The grade is periodically evaluated and adjusted as performance dictates. Loan grades 1 through 4 are passing grades and grade 5 is special mention. Collectively, grades 6 through 8 represent classified loans in the Bank’s portfolio. The following guidelines govern the assignment of these risk grades:

Exceptional Loans (1 Rated): These loans are of the highest quality, with strong, well-documented sources of repayment. Debt service coverage (“DSC”) is over 1.75X based on historical results. Secondary source of repayment is strong, with a loan to value (“LTV”) of 65% or less if secured solely by commercial real estate (“CRE”). Discounted collateral coverage from all sources should exceed 125%. Guarantors have credit scores above 740.

Quality Loans (2 Rated): These loans are of good quality, with good, well-documented sources of repayment. DSC is over 1.25X based on historical or pro-forma results. Secondary source of repayment is good, with a LTV of 75% or less if secured solely by CRE. Discounted collateral coverage should exceed 100%. Guarantors have credit scores above 700.

Acceptable Loans (3 rated): These loans are of acceptable quality, with acceptable sources of repayment. DSC of over 1.00X based on historical or pro-forma results. Companies that do not meet these credit metrics must be evaluated to determine if they should be graded below this level.

Acceptable Loans (4 rated): These loans are considered very weak pass. These loans are riskier than a 3-rated credit, but due to various mitigating factors are not considered a Special Mention or worse. The mitigating factors must clearly be identified to offset further downgrade. Examples of loans that may be put in this category include start-up loans and loans with less than 1:1 cash flow coverage with other sources of repayment.

Special mention (5 rated): These loans are considered as emerging problems, with potentially unsatisfactory characteristics. These loans require greater management attention. A loan may be put into this category if the Bank is unable to obtain financial reporting from a company to fully evaluate its position.

Substandard (6 rated): Loans graded Substandard are inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral. They typically have unsatisfactory characteristics causing more than acceptable levels of risk, and have one or more well-defined weaknesses that could jeopardize the repayment of the debt.

Doubtful (7 rated): Loans graded Doubtful have inherent weaknesses that make collection or liquidation in full questionable. Loans graded Doubtful must be placed on non-accrual status.

Loss (8 rated): Loss rated loans are considered uncollectible and of such little value that their continuance as an active Bank asset is not warranted. The asset should be charged off, even though partial recovery may be possible in the future.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

The following tables summarize the risk grades of each category:

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total[1]
June 30, 2015

Commercial & Industrial	$73,965	$3,144	$13,104	$90,213
Death Care Management	4,170	104	—	4,274
Family Entertainment Centers	488	—	—	488
Healthcare	7,355	920	4,189	12,464
Independent Pharmacies	31,554	1,441	4,384	37,379
Registered Investment Advisors	14,312	—	—	14,312
Veterinary Industry	16,011	528	4,531	21,070
Wine & Craft Beverage	75	—	—	75
Other Industries	—	151	—	151

Construction & Development	18,282	—	—	18,282
Agriculture	7,092	—	—	7,092
Death Care Management	484	—	—	484
Family Entertainment Centers	122	—	—	122
Healthcare	7,061	—	—	7,061
Independent Pharmacies	483	—	—	483
Veterinary Industry	2,698	—	—	2,698
Wine & Craft Beverage	159	—	—	159
Other Industries	183	—	—	183

Owner Occupied Commercial Real Estate	99,812	4,679	20,143	124,634
Agriculture	3,127	—	—	3,127
Death Care Management	16,812	1,022	1,676	19,510
Family Entertainment Centers	1,294	—	—	1,294
Healthcare	26,060	1,725	2,558	30,343
Independent Pharmacies	4,987	192	—	5,179
Registered Investment Advisors	2,463	—	—	2,463
Self Storage	167	—	—	167
Veterinary Industry	43,586	1,740	15,899	61,225
Wine & Craft Beverage	1,016	—	—	1,016
Other Industries	300	—	10	310

Commercial Land	4,264	—	—	4,264
Agriculture	4,264	—	—	4,264

Total	$196,323	$7,823	$33,247	$237,393

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total[1]
December 31, 2014

Commercial & Industrial	$63,777	$4,546	$12,734	$81,057
Death Care Management	3,603	—	—	3,603
Family Entertainment Centers	333	—	—	333
Healthcare	6,995	538	4,786	12,319
Independent Pharmacies	27,673	2,726	3,680	34,079
Registered Investment Advisors	9,660	—	—	9,660
Veterinary Industry	15,513	1,121	4,268	20,902
Other Industries	—	161	—	161

Construction & Development	9,526	—	—	9,526
Agriculture	3,910	—	—	3,910
Death Care Management	92	—	—	92
Healthcare	2,957	—	—	2,957
Independent Pharmacies	215	—	—	215
Veterinary Industry	2,207	—	—	2,207
Other Industries	145	—	—	145

Owner Occupied Commercial Real Estate	87,883	5,219	18,518	111,620
Agriculture	259	—	—	259
Death Care Management	16,519	639	1,721	18,879
Family Entertainment Centers	872	—	—	872
Healthcare	22,778	938	2,457	26,173
Independent Pharmacies	4,709	41	—	4,750
Registered Investment Advisors	2,161	—	—	2,161
Veterinary Industry	40,281	3,601	14,052	57,934
Other Industries	304	—	288	592

Commercial Land	1,248	—	—	1,248
Agriculture	1,248	—	—	1,248

Total	$162,434	$9,765	$31,252	$203,451

[1]	Total loans include $21.8 million of U.S. government guaranteed loans as of June 30, 2015, segregated by risk grade as follows: Risk Grades 1 – 4 = $0, Risk Grade 5 = $378 thousand, Risk Grades 6 – 8 = $21.5 million. As of December 31, 2014 total loans include $21.3 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $0, Risk Grade 5 = $1.1 million, Risk Grades 6 – 8 = $20.2 million.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Also, loans less than 30 days past due and accruing are included within current loans shown below. The following tables show an age analysis of past due loans as of the dates presented.

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
June 30, 2015

Commercial & Industrial	$779	$1,029	$281	$5,372	$7,461	$82,752	$90,213	$—
Death Care Management	—	—	—	—	—	4,274	4,274	—
Family Entertainment Centers	—	—	—	—	—	488	488	—
Healthcare	—	346	135	1,626	2,107	10,357	12,464	—
Independent Pharmacies	—	631	140	1,541	2,312	35,067	37,379	—
Registered Investment Advisors	—	—	—	—	—	14,312	14,312	—
Veterinary Industry	779	52	6	2,205	3,042	18,028	21,070	—
Wine & Craft Beverage	—	—	—	—	—	75	75	—
Other Industries	—	—	—	—	—	151	151	—

Construction & Development	—	—	—	—	—	18,282	18,282	—
Agriculture	—	—	—	—	—	7,092	7,092	—
Death Care Management	—	—	—	—	—	484	484	—
Family Entertainment Centers	—	—	—	—	—	122	122	—
Healthcare	—	—	—	—	—	7,061	7,061	—
Independent Pharmacies	—	—	—	—	—	483	483	—
Veterinary Industry	—	—	—	—	—	2,698	2,698	—
Wine & Craft Beverage	—	—	—	—	—	159	159	—
Other Industries	—	—	—	—	—	183	183	—

Owner Occupied Commercial Real Estate	1,541	4,201	1,355	10,333	17,430	107,204	124,634	—
Agriculture	—	—	—	—	—	3,127	3,127	—
Death Care Management	—	—	—	1,677	1,677	17,833	19,510	—
Family Entertainment Centers	—	—	—	—	—	1,294	1,294	—
Healthcare	181	—	24	2,224	2,429	27,914	30,343	—
Independent Pharmacies	—	—	—	—	—	5,179	5,179	—
Registered Investment Advisors	—	—	—	—	—	2,463	2,463	—
Self Storage	—	—	—	—	—	167	167
Veterinary Industry	1,360	4,201	1,331	6,432	13,324	47,901	61,225	—
Wine & Craft Beverage	—	—	—	—	—	1,016	1,016	—
Other Industries	—	—	—	—	—	310	310	—
Commercial Land	—	—	—	—	—	4,264	4,264	—
Agriculture	—	—	—	—	—	4,264	4,264	—

Total[1]	$2,320	$5,230	$1,636	$15,705	$24,891	$212,502	$237,393	$—

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
December 31, 2014

Commercial & Industrial	$1,025	$1,433	$236	$5,872	$8,566	$72,491	$81,057	$—
Death Care Management	—	—	—	—	—	3,603	3,603	—
Family Entertainment Centers	—	—	—	—	—	333	333	—
Healthcare	—	1,059	232	2,420	3,711	8,608	12,319	—
Independent Pharmacies	—	98	—	1,224	1,322	32,757	34,079	—
Registered Investment Advisors	—	—	—	—	—	9,660	9,660	—
Veterinary Industry	1,025	276	4	2,228	3,533	17,369	20,902	—
Other Industries	—	—	—	—	—	161	161	—

Construction & Development	—	—	—	—	—	9,526	9,526	—
Agriculture	—	—	—	—	—	3,910	3,910	—
Death Care Management	—	—	—	—	—	92	92	—
Healthcare	—	—	—	—	—	2,957	2,957	—
Independent Pharmacies	—	—	—	—	—	215	215	—
Veterinary Industry	—	—	—	—	—	2,207	2,207	—
Other Industries	—	—	—	—	—	145	145	—

Owner Occupied Commercial Real Estate	2,464	5,246	2,181	6,914	16,805	94,815	111,620	—
Agriculture	—	—	—	—	—	259	259	—
Death Care Management	—	—	—	1,721	1,721	17,158	18,879	—
Family Entertainment Centers	—	—	—	—	—	872	872	—
Healthcare	—	145	230	2,082	2,457	23,716	26,173	—
Independent Pharmacies	—	—	—	—	—	4,750	4,750	—
Registered Investment Advisors	—	—	—	—	—	2,161	2,161	—
Veterinary Industry	2,464	5,101	1,951	2,836	12,352	45,582	57,934	—
Other Industries	—	—	—	275	275	317	592	—

Commercial Land	—	—	—	—	—	1,248	1,248	—
Agriculture	—	—	—	—	—	1,248	1,248	—

Total[1]	$3,489	$6,679	$2,417	$12,786	$25,371	$178,080	$203,451	$—

[1]	Total loans include $21.8 million of U.S. government guaranteed loans as of June 30, 2015, of which $14.1 million is greater than 90 days past due, $3.5 million is 30-89 days past due and $4.3 million is included in current loans as presented above. As of December 31, 2014, total loans include $21.3 million of U.S. government guaranteed loans, of which $11.7 million is greater than 90 days past due, $3.5 million is 30-89 days past due and $6.1 million is included in current loans as presented above.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

Nonaccrual Loans

Loans that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans had been accrued in accordance with the original terms, interest income would have increased by approximately $102 thousand and $75 thousand for the three months ended June 30, 2015 and 2014, respectively and for the six months ended June 30, 2015 and 2014 would have increased approximately $261 thousand and $127 thousand, respectively. All nonaccrual loans are included in the held for investment portfolio.

Nonaccrual loans as of June 30, 2015 and December 31, 2014 are as follows:

June 30, 2015	Loan Balance	Guaranteed Balance	Unguaranteed Exposure

Commercial & Industrial	$6,432	$5,931	$501
Healthcare	1,761	1,586	175
Independent Pharmacies	1,681	1,456	225
Veterinary Industry	2,990	2,889	101

Owner Occupied Commercial Real Estate	13,229	10,641	2,588
Death Care Management	1,677	1,469	208
Healthcare	2,429	1,918	511
Veterinary Industry	9,123	7,254	1,869

Total	$19,661	$16,572	$3,089

December 31, 2014	Loan Balance	Guaranteed Balance	Unguaranteed Exposure

Commercial & Industrial	$7,133	$6,620	$513
Healthcare	2,652	2,368	284
Independent Pharmacies	1,224	1,139	85
Veterinary Industry	3,257	3,113	144

Owner Occupied Commercial Real Estate	11,559	8,935	2,624
Death Care Management	1,721	1,505	216
Healthcare	2,312	1,919	393
Veterinary Industry	7,251	5,236	2,015
Other Industries	275	275	—

Total	$18,692	$15,555	$3,137

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

Allowance for Loan Loss Methodology

The methodology and the estimation process for calculating the Allowance for Loan Losses (“ALL”) is described below:

Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the allowance for loan losses (“ALL”), set forth in GAAP. The Company’s methodology for determining the ALL is based on the requirements of GAAP, the Interagency Policy Statement on the ALL and other regulatory and accounting pronouncements. The ALL is determined by the sum of three separate components: (i) the impaired loan component, which addresses specific reserves for impaired loans; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans; and (iii) an unallocated reserve component (if any) based on management’s judgment and experience. The loan pools and impaired loans are mutually exclusive; any loan that is impaired is excluded from its homogenous pool for purposes of that pool’s reserve calculation, regardless of the level of impairment.

The ALL policy for pooled loans is governed in accordance with banking regulatory guidance for homogenous pools of non-impaired loans that have similar risk characteristics. The Company follows a consistent and structured approach for assessing the need for reserves within each individual loan pool.

Loans are considered impaired when, based on current information and events, it is probable that the creditor will be unable to collect all interest and principal payments due according to the originally contracted, or reasonably modified, terms of the loan agreement. The Company has determined that loans that meet the criteria defined below must be reviewed quarterly to determine if they are impaired.

•	All commercial loans classified substandard or worse.

•	Any other delinquent loan that is in a nonaccrual status, or any loan that is delinquent more than 89 days and still accruing interest.

•	Any loan which has been modified such that it meets the definition of a Troubled Debt Restructuring (TDR).

Any loan determined to be impaired is subjected to an impairment analysis, which is a calculation of the probable loss on the loan. This portion is the loan’s “impairment,” and is established as a specific reserve against the loan, or charged against the ALL.

Individual specific reserve amounts imply probability of loss and may not be carried in the reserve indefinitely. When the amount of the actual loss becomes reasonably quantifiable, the amount of the loss is charged off against the ALL, whether or not all liquidation and recovery efforts have been completed. If the total amount of the individual specific reserve that will eventually be charged off cannot yet be sufficiently quantified, but some portion of the impairment can be viewed as a confirmed loss then the confirmed loss portion should be charged off against the ALL and the individual specific reserve reduced by a corresponding amount.

For impaired loans, the reserve amount is calculated on a loan-specific basis. The Company utilizes two methods of analyzing impaired loans not guaranteed by the SBA:

•	The Fair Market Value of Collateral method utilizes the value at which the collateral could be sold considering the appraised value, appraisal discount rate, prior liens and selling costs. The amount of the reserve is the deficit of the estimated collateral value compared to the loan balance.

•	The Present Value of Future Cash Flows method takes into account the amount and timing of cash flows and the effective interest rate used to discount the cash flows.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

The following tables detail activity in the allowance for loan losses by portfolio segment allowance for the periods presented:

Three months ended:	Construction & Development	Owner Occupied Commercial Real Estate	Commercial & Industrial	Commercial Land	Total

June 30, 2015
Beginning Balance	$755	$2,062	$2,063	$354	$5,234
Charge offs	—	(42)	(186)	—	(228)
Recoveries	—	87	40	—	127
Provision	89	239	(264)	(14)	50

Ending Balance	$844	$2,346	$1,653	$340	$5,183

June 30, 2014
Beginning Balance	$480	$1,921	$812	$—	$3,213
Charge offs	—	(119)	(8)	—	(127)
Recoveries	—	5	2	—	7
Provision	(180)	124	506	25	475

Ending Balance	$300	$1,931	$1,312	$25	$3,568

Six months ended:	Construction & Development	Owner Occupied Commercial Real Estate	Commercial & Industrial	Commercial Land	Total

June 30, 2015
Beginning Balance	$586	$2,291	$1,369	$161	$4,407
Charge offs	—	(121)	(358)	—	(479)
Recoveries	—	88	40	—	128
Provision	258	88	602	179	1,127

Ending Balance	$844	$2,346	$1,653	$340	$5,183

June 30, 2014
Beginning Balance	$350	$1,511	$862	$—	$2,723
Charge offs	—	(119)	(8)	—	(127)
Recoveries	—	67	6	—	73
Provision	(50)	472	452	25	899

Ending Balance	$300	$1,931	$1,312	$25	$3,568

The following tables detail the recorded allowance for loan losses and the investment in loans related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

June 30, 2015	Construction & Development	Owner Occupied Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan Losses:
Loans individually evaluated for impairment	$—	$1,092	$677	$—	$1,769
Loans collectively evaluated for impairment	844	1,254	976	340	3,414

Total allowance for loan losses	$844	$2,346	$1,653	$340	$5,183

Loans receivable [1]:
Loans individually evaluated for impairment	$—	$16,694	$9,023	$—	$25,717
Loans collectively evaluated for impairment	18,282	107,940	81,190	4,264	211,676

Total loans receivable	$18,282	$124,634	$90,213	$4,264	$237,393

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

December 31, 2014	Construction & Development	Owner Occupied Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan Losses:
Loans individually evaluated for impairment	$—	$1,051	$676	$—	$1,727
Loans collectively evaluated for impairment	586	1,240	693	161	2,680

Total allowance for loan losses	$586	$2,291	$1,369	$161	$4,407

Loans Receivable [1]:
Loans individually evaluated for impairment	$—	$16,551	$10,226	$—	$26,777
Loans collectively evaluated for impairment	9,526	95,069	70,831	1,248	176,674

Total loans receivable	$9,526	$111,620	$81,057	$1,248	$203,451

[1]	Loans receivable includes $21.8 million of U.S. government guaranteed loans as of June 30, 2015, of which $20.3 million are included in loans individually evaluated for impairment and $1.6 million are included in loans collectively evaluated for impairment, as presented above. As of December 31, 2014, loans receivable includes $21.3 million of U.S. government guaranteed loans, of which $19.5 million are included in loans individually evaluated for impairment and $2.0 million are included in loans collectively evaluated for impairment, as presented above.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

Loans individually evaluated for impairment as of the dates presented are summarized in the following tables.

June 30, 2015	Unpaid Principal Balance	Guaranteed Balance	Unguaranteed Exposure

Commercial & Industrial	$9,023	$7,434	$1,589

Healthcare	3,311	2,746	565
Independent Pharmacies	2,492	1,799	693
Veterinary Industry	3,220	2,889	331

Owner Occupied Commercial Real Estate	16,694	12,837	3,857

Death Care Management	1,677	1,469	208
Healthcare	2,429	1,919	510
Veterinary Industry	12,588	9,449	3,139

Total	$25,717	$20,271	$5,446

December 31, 2014	Unpaid Principal Balance	Guaranteed Balance	Unguaranteed Exposure

Commercial & Industrial	$10,226	$8,341	$1,885

Healthcare	4,217	3,540	677
Independent Pharmacies	2,203	1,492	711
Veterinary Industry	3,806	3,309	497

Owner Occupied Commercial Real Estate	16,551	11,155	5,396

Death Care Management	1,721	1,505	216
Healthcare	2,312	1,919	393
Veterinary Industry	12,243	7,456	4,787
Other Industries	275	275	—

Total	$26,777	$19,496	$7,281

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

The following table presents evaluated balances of loans classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest, net deferred loan fees or costs and any non-accreted loan discount.

Three months ended June 30, 2015:	Unpaid Principal Balance	Recorded Investment	Total Reserve	Average Recorded Investment	Interest Income Recognized

Loans with no allowance	$1,020	$1,008	$—	$2,852	$7

Commercial & Industrial	331	327	—	1,622	5
Healthcare	97	95	—	352	1
Independent Pharmacies	191	190	—	1,150	2
Veterinary Industry	43	42	—	120	2

Owner Occupied Commercial Real Estate	689	681	—	1,230	2
Healthcare	166	164	—	143	—
Veterinary Industry	523	517	—	1,087	2

Loans with an allowance	24,697	24,649	1,769	24,533	87

Commercial & Industrial	8,693	8,686	677	8,313	38
Healthcare	3,213	3,215	298	2,968	24
Independent Pharmacies	2,303	2,299	345	2,601	11
Veterinary Industry	3,177	3,172	34	2,744	3

Owner Occupied Commercial Real Estate	16,004	15,963	1,092	16,220	49
Death Care Management	1,677	1,675	11	1,418	—
Healthcare	2,263	2,260	78	2,359	—
Veterinary Industry	12,064	12,028	1,003	12,443	49

Total	$25,717	$25,657	$1,769	$27,385	$94

Three months ended June 30, 2014:	Unpaid Principal Balance	Recorded Investment	Total Reserve	Average Recorded Investment	Interest Income Recognized

Loans with no allowance	$1,051	$1,037	$—	$6,220	$8

Commercial & Industrial	211	208	—	3,690	3
Healthcare	91	89	—	705	1
Veterinary Industry	120	119	—	2,985	2

Owner Occupied Commercial Real Estate	840	829	—	2,530	5
Veterinary Industry	840	829	—	2,530	5
Loans with an allowance	17,397	17,560	436	11,774	101

Commercial & Industrial	6,374	6,462	245	3,444	24
Healthcare	2,148	2,183	8	2,831	—
Independent Pharmacies	372	371	137	—	17
Veterinary Industry	3,854	3,908	100	613	7

Construction & Development	1,996	1,997	12	2,952	32
Veterinary Industry	1,996	1,997	12	2,952	32

Owner Occupied Commercial Real Estate	9,027	9,101	179	5,378	45
Healthcare	1,127	1,152	2	1,054	—
Veterinary Industry	7,900	7,949	177	4,324	45

Total	$18,448	$18,597	$436	$17,994	$109

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

Six months ended June 30, 2015:	Unpaid Principal Balance	Recorded Investment	Total Reserve	Average Recorded Investment	Interest Income Recognized

Loans with no allowance	$1,020	$1,008	$—	$2,428	$12

Commercial & Industrial	331	327	—	1,000	8
Healthcare	97	95	—	224	1
Independent Pharmacies	191	190	—	618	5
Veterinary Industry	43	42	—	158	2

Owner Occupied Commercial Real Estate	689	681	—	1,428	4
Healthcare	166	164	—	146	—
Veterinary Industry	523	517	—	1,282	4

Loans with an allowance	24,697	24,649	1,769	23,686	159

Commercial & Industrial	8,693	8,686	677	8,652	73
Healthcare	3,213	3,215	298	3,310	47
Independent Pharmacies	2,303	2,299	345	2,166	20
Veterinary Industry	3,177	3,172	34	3,176	6

Owner Occupied Commercial Real Estate	16,004	15,963	1,092	15,034	86
Death Care Management	1,677	1,675	11	1,475	—
Healthcare	2,263	2,260	78	2,173	—
Veterinary Industry	12,064	12,028	1,003	11,386	86

Total	$25,717	$25,657	$1,769	$26,114	$171

December 31, 2014	Unpaid Principal Balance	Recorded Investment	Total Reserve	Average Recorded Investment	Interest Income Recognized

Loans with no allowance	$1,213	$1,197	$—	$1,998	$113

Commercial & Industrial	239	237	—	363	64
Healthcare	3	3	—	88	2
Independent Pharmacies	194	194	—	86	57
Veterinary Industry	42	40	—	189	5

Owner Occupied Commercial Real Estate	974	960	—	1,635	49
Death Care Management	—	—	—	66	—
Healthcare	41	41	—	147	—
Veterinary Industry	933	919	—	1,422	49

Loans with an allowance	25,564	23,805	1,727	20,076	361

Commercial & Industrial	9,987	9,747	676	6,583	97
Healthcare	4,214	4,202	361	3,333	38
Independent Pharmacies	2,009	2,005	206	621	17
Veterinary Industry	3,764	3,540	109	2,629	42

Owner Occupied Commercial Real Estate	15,577	14,058	1,051	13,493	264
Death Care Management	1,721	1,720	20	414	—
Healthcare	2,271	2,268	82	1,967	—
Veterinary Industry	11,310	9,796	947	11,036	264
Other Industries	275	274	2	76	—

Total	$26,777	$25,002	$1,727	$22,074	$474

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

Six months ended June 30, 2014:	Unpaid Principal Balance	Recorded Investment	Total Reserve	Average Recorded Investment	Interest Income Recognized

Loans with no allowance	$1,051	$1,037	$—	$3,680	$26

Commercial & Industrial	211	208	—	1,919	11
Healthcare	91	89	—	373	1
Veterinary Industry	120	119	—	1,546	10

Owner Occupied Commercial Real Estate	840	829	—	1,761	15
Veterinary Industry	840	829	—	1,761	15
Loans with an allowance	17,397	17,560	436	13,920	183

Commercial & Industrial	6,374	6,462	245	4,403	40
Healthcare	2,148	2,183	8	2,210	—
Independent Pharmacies	372	371	137	—	17
Veterinary Industry	3,854	3,908	100	2,193	23

Construction & Development	1,996	1,997	12	1,476	67
Veterinary Industry	1,996	1,997	12	1,476	67

Owner Occupied Commercial Real Estate	9,027	9,101	179	8,041	77
Healthcare	1,127	1,152	2	1,054	—
Veterinary Industry	7,900	7,949	177	6,987	77

Total	$18,448	$18,597	$436	$17,600	$209

There were no new TDRs made during the three months ended June 3, 2015.

The following table represent the types of TDRs that were made during the periods presented:

Three months ended June 30, 2014:

	Number of Loans	Loan Balance	Guaranteed Balance	Unguaranteed Exposure

Commercial & Industrial	2	$372	$—	$372
Independent Pharmacies	2	372	—	372
Extend Amortization	2	372	—	372
Owner Occupied Commercial Real Estate	1	8	—	8
Veterinary Industry	1	8	—	8
Interest Only	1	8	—	8

Total Loans	3	$380	$—	$380

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

Six months ended June 30, 2015:

	Number of Loans	Loan Balance	Guaranteed Balance	Unguaranteed Exposure

Commercial & Industrial	3	$133	$—	$133
Healthcare	3	133	—	133
Interest Only	3	133	—	133
Owner Occupied Commercial Real Estate	1	24	—	24
Healthcare	1	24	—	24
Interest Only	1	24	—	24

Total Loans	4	$157	$—	$157

Six months ended June 30, 2014:

	Number of Loans	Loan Balance	Guaranteed Balance	Unguaranteed Exposure

Commercial & Industrial	5	$588	$—	$588
Independent Pharmacies	2	372	—	372
Extend Amortization	2	372	—	372
Veterinary Industry	3	216	—	216
Payment Deferral	3	216	—	216
Owner Occupied Commercial Real Estate	1	8	—	8
Veterinary Industry	1	8	—	8
Interest Only	1	8	—	8

Total Loans	6	$596	$—	$596

The following tables represent the recorded investment in TDR loans entered into during the six months ended:

June 30, 2015

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment

Commercial & Industrial	3	$229	$133
Healthcare	3	229	133
Interest Only	3	229	133

Owner Occupied Commercial Real Estate	1	41	24
Healthcare	1	41	24
Interest Only	1	41	24

Total Loans	4	$270	$157

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

June 30, 2014

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment

Commercial & Industrial	5	$598	$588
Independent Pharmacies	2	379	372
Extend Amortization	2	379	372
Veterinary Industry	3	219	216
Payment Deferral	3	219	216
Owner Occupied Commercial Real Estate	1	8	8
Veterinary Industry	1	8	8
Payment Deferral	1	8	8

Total Loans	6	$606	$596

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

Concessions made to improve a loan’s performance have varying degrees of success. The following tables present loans that were modified as TDRs within the twelve months ending June 30, 2015 and 2014, for which there was a payment default during the subsequent months:

June 30, 2015

	Post-modification
	Number of Loans	Recorded Investment

Default (Charge-Off)
Owner Occupied Commercial Real Estate	2	$1,675
Death Care Management	1	1,675
Payment Deferral	1	1,675
Veterinary Industry	1	—
Interest Only	1	—
Default (Nonaccrual)
Commercial & Industrial	4	272
Healthcare	3	133
Interest Only	3	133
Independent Pharmacies	1	139
Interest Only	1	139
Owner Occupied Commercial Real Estate	1	24
Healthcare	1	24
Interest Only	1	24
No Defaults (paying as restructured)
Commercial & Industrial	1	165
Independent Pharmacies	1	165
Extend Amortization	1	165
Total Loans	8	2,136

Total TDRs paying as restructured	1	165

Total TDRs	8	$2,136

June 30, 2014

	Post-modification
	Number of Loans	Recorded Investment

No Defaults (paying as restructured)	6	$596
Commercial & Industrial	5	588
Independent Pharmacies	2	372
Extend Amortization	2	372
Veterinary Industry	3	216
Payment Deferral	3	216
Owner Occupied Commercial Real Estate	1	8
Veterinary Industry	1	8
Interest Only	1	8
Total Loans	6	596

Total TDRs paying as restructured	6	596

Total TDRs	6	$596

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6. Servicing Assets

Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of loans serviced for others were $1.5 billion and $1.3 billion at June 30, 2015 and December 31, 2014, respectively.

The following summarizes the activity pertaining to servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance at beginning of period	$38,457	$30,518	$34,999	$29,053
Additions, net	3,373	2,666	6,709	4,751
Changes in fair value	(1,847)	(3)	(1,725)	(623)

Balance at end of period	$39,983	$33,181	$39,983	$33,181

The fair value of servicing rights was determined using discount rates ranging from 7.05% to 12.40% on June 30, 2015, and 7.46% to 13.27% on June 30, 2014. The fair value of servicing rights was determined using prepayment speeds ranging from 4.19% to 9.57% on June 30, 2015 and 4.53% to 8.79% on June 30, 2014, depending on the stratification of the specific right. Changes to fair value are reported in net gains on sales of loans.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of servicing rights. Generally, as interest rates rise on variable rate loans, loan prepayments increase due to an increase in refinance activity, which results in a decrease in the fair value of servicing assets. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time.

Note 7. Borrowings

Total outstanding short and long-term borrowings consisted of the following:

	June 30, 2015	December 31, 2014
Short term borrowings
On September 18, 2014, the Company entered into a line of credit of $6.1 million with an unaffiliated commercial bank, secured by 1,900,000 shares of common stock of nCino, Inc., a former subsidiary of the Company. At December 31, 2014 there was $6.1 million advanced on the line of credit. Interest accrues at 30 day LIBOR (0.16% at December 31, 2014) plus 3.50% for a term of 12 months. Payments are interest only with all principal and accrued interest due on September 18, 2015. This loan was repaid in full on February 23, 2015.	$—	$6,100

Total short term borrowings	$—	$6,100

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7. Borrowings (Continued)

	June 30, 2015	December 31, 2014
Long term borrowings

In April 2011, the Company elected to participate in the U.S. Treasury’s Small Business Lending Fund program (“SBLF”) whereby the U.S. Treasury agreed to purchase $6.8 million in senior securities. During the initial interest period the applicable interest rate was set at 1.5%. For all remaining interest periods, which commenced on January 1, 2012, the interest rate is determined based on a formula which encompasses the percentage change in qualified lending as well as a non-qualifying portion percentage. This rate can range from 1.5% to 10.8%. At June 30, 2015 the interest rate was 1.50%. Interest is payable quarterly in arrears. With the approval of the Company’s regulator, we may exit the Small Business Lending Fund at any time simply by repaying the funding provided along with any accrued but unpaid interest. If the institution wishes to repay its SBLF funding in partial payments, each partial payment must be at least 25% of the original funding amount. All senior securities will mature on September 13, 2021 at which time all principal and accrued interest will be due.

	$6,800	$6,800

On May 12, 2014, Independence Aviation financed the purchase of an airplane by entering into a promissory note with an unaffiliated commercial bank in the amount of $6 million which carries a fixed rate of 4.97% for a term of 59 months. Monthly payments are set at $48 thousand with all principal and accrued interest due on May 12, 2019.	5,702	5,842

On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive main campus for a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main facility location. Payments are interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments beginning in October 2016 will be $146 thousand with all principal and accrued interest due on September 11, 2021. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. The construction line is fully disbursed and there was no remaining available credit on this construction line at June 30, 2015.

	24,000	16,914

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7. Borrowings (Continued)

	June 30, 2015	December 31, 2014
On September 18, 2014, the Company entered into a note payable line of credit of $8.1 million with an unaffiliated commercial bank, with the first advance of $5 million on December 14, 2014. The note is unsecured and accrues interest at LIBOR plus 3.50% for a term of 36 months. Payments are interest only with all principal and accrued interest due on September 18, 2017. There is $3.1 million of remaining available credit on this note at June 30, 2015.	5,000	5,000

On August 1, 2014, the Company entered into a note payable line of credit of $15 million with an unaffiliated commercial bank, secured by 100% of Live Oak Banking Company’s outstanding common stock. Interest accrues at LIBOR plus 4.00% for a term of 36 months. Payments are interest only with all principal and accrued interest due on August 1, 2017. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. There is $7.8 million of remaining available credit on this line of credit at June 30, 2015.	7,210	7,210

On March 10, 2015, Independence Aviation refinanced an existing loan with Live Oak Banking Company and entered into a new loan with an unaffiliated commercial bank in the amount of $1.2 million which carries a fixed rate of 4.96% for a term of 51 months. Monthly payments are set at $9 thousand with all principal and accrued interest due on June 10, 2019.	1,182	—

On February 23, 2015 the Company transferred two related party loans to an unrelated third party financial institution in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the third party institution identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The maturity date is October 5, 2019. The pledged collateral is classified in other assets with a fair value of $4.6 million at June 30, 2015. Underlying loans carry a risk grade of 3 and are current with no delinquencies. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios.

	4,575	—

With the acquisition of GLS on September 1, 2013, the Company assumed the obligation to pay a former GLS partner $250 thousand at $10 thousand a month over a 24 month period.	21	83

Total long term borrowings	$54,490	$41,849

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8. Fair Value of Financial Instruments

Fair Value Hierarchy

There are three levels of inputs in the fair value hierarchy that may be used to measure fair value. Financial instruments are considered Level 1 when valuation can be based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instruments are valued using quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or models using inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.

Financial Instruments Measured at Fair Value

The following sections provide a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the fair value hierarchy:

Securities: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, discounted cash flow or at net asset value per share. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

The Company invested $1.9 million in the 504 Fund mutual fund on March 31, 2015 and accordingly identified it as a Level 1 investment on that date. During the second quarter of 2015, the Company transferred this $1.9 million investment from Level 1 to Level 2.

Impaired Loans: Impairment of a loan is based on the fair value of the collateral of the loan for collateral-dependent loans. Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. For non-collateral dependent loans impairment is determined by the present value of expected future cash flows. Impaired loans classified as Level 3 are based on management’s judgment and estimation.

Servicing Assets: Servicing rights do not trade in an active, open market with readily observable prices. While sales of servicing rights do occur, the precise terms and conditions typically are not readily available. Accordingly, the Company estimates the fair value of servicing rights using discounted cash flow models incorporating numerous assumptions from the perspective of a market participant including servicing income, servicing costs, market discount rates and prepayment speeds. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the valuation hierarchy.

Foreclosed Assets: Foreclosed real estate is adjusted to fair value less selling costs upon transfer of the loans to foreclosed real estate. Subsequently, foreclosed real estate is carried at the lower of carrying value or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records foreclosed real estate as nonrecurring Level 3. Foreclosed assets classified as Level 3 are based on management’s judgment and estimation.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8. Fair Value of Financial Instruments (Continued)

Recurring Fair Value

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2015	Total	Level 1	Level 2	Level 3

Investment securities available-for-sale
US government agencies	$35,424	$—	$35,424	$—
Residential mortgage-backed securities	13,391	—	13,391	—
Mutual fund	1,904	—	1,904	—
Servicing assets[1]	39,983	—	—	39,983

Total assets at fair value	$90,702	$—	$50,719	$39,983

December 31, 2014	Total	Level 1	Level 2	Level 3

Investment securities available-for-sale
US government agencies	$35,309	$—	$35,309	$—
Residential mortgage-backed securities	14,009	—	14,009	—
Servicing assets[1]	34,999	—	—	34,999

Total assets at fair value	$84,317	$—	$49,318	$34,999

[1]	See Note 6 for a rollforward of recurring Level 3 fair values for servicing assets.

Non-recurring Fair Value

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

June 30, 2015	Total	Level 1	Level 2	Level 3

Impaired loans	$22,991	$—	$—	$22,991
Foreclosed assets	34	—	—	34

Total assets at fair value	$23,025	$—	$—	$23,025

December 31, 2014	Total	Level 1	Level 2	Level 3

Impaired loans	$24,016	$—	$—	$24,016
Foreclosed assets	371	—	—	371

Total assets at fair value	$24,387	$—	$—	$24,387

Level 3 Analysis

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2015 and December 31, 2014 the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2015

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$22,991	Discounted appraisals	Appraisal adjustments (1)	10% to 20%
		Discounted expected cash flows	Interest rate & repayment term	Weighted Average discount rate 4.86%

Foreclosed Assets	$34	Discounted appraisals	Appraisal adjustments (1)	10% to 20%

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8. Fair Value of Financial Instruments (Continued)

December 31, 2014

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range

Impaired Loans	$24,016	Discounted appraisals	Appraisal adjustments (1)	10% to 20%
		Discounted expected cash flows	Interest rate & repayment term	Weighted Average discount rate 4.88%

Foreclosed Assets	$371	Discounted appraisals	Appraisal adjustments (1)	10% to 20%

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of fair value information about financial instruments carried at book value on the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments not measured at fair value on the balance sheets:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate their fair values.

Certificates of Deposit with Other Banks: The fair value of certificates of deposit with other banks is estimated based on discounting cash flows using the rates currently offered for instruments of similar remaining maturities.

Loans held for sale: The fair values of loans held for sale are based on quoted market prices, where available, and determined by discounting estimated cash flows using interest rates approximating the Company’s current origination rates for similar loans adjusted to reflect the inherent credit risk.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Accrued Interest: The carrying amounts of accrued interest approximate fair value.

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8. Fair Value of Financial Instruments (Continued)

Short and long term borrowings: The fair values of the Company’s short term borrowings approximate fair value while long term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental debt rates for similar types of debt arrangements.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

June 30, 2015	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance

Financial assets
Cash and due from banks	$131,487	$131,487	$—	$—	$131,487
Certificates of deposit with other banks	10,000	9,931	—	—	9,931
Investment securities, available for sale	50,719	—	50,719	—	50,719
Loans held for sale	356,481	—	—	367,504	367,504
Loans, net of allowance for loan losses	232,429	—	—	226,429	226,429
Servicing assets	39,983	—	—	39,983	39,983
Accrued interest receivable	4,228	4,228	—	—	4,228

Financial liabilities
Deposits	727,346	—	724,160	—	724,160
Accrued interest payable	201	201	—	—	201
Long term borrowings	54,490	—	—	57,372	57,372

December 31, 2014	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance

Financial assets
Cash and due from banks	$29,902	$29,902	$—	$—	$29,902
Certificates of deposit with other banks	10,000	9,861	—	—	9,861
Investment securities, available for sale	49,318	—	49,318	—	49,318
Loans held for sale	295,180	—	—	304,504	304,504
Loans, net of allowance for loan losses	199,529	—	—	194,007	194,007
Servicing assets	34,999	—	—	34,999	34,999
Accrued interest receivable	3,059	3,059	—	—	3,059

Financial liabilities
Deposits	522,080	—	522,058	—	522,058
Accrued interest payable	190	190	—	—	190
Short term borrowings	6,100	—	—	6,100	6,100
Long term borrowings	41,849	—	—	44,738	44,738

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9. Commitments and Contingencies

Litigation

In the normal course of business the Company is involved in various legal proceedings. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Financial Instruments with Off-balance-sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	June 30, 2015	December 31, 2014

Commitments to extend credit	$696,357	$537,951
Plexus Capital - Fund II Investment Commitment	100	100
Plexus Capital - Fund III Investment Commitment	300	350

Total unfunded off-balance sheet credit risk	$696,757	$538,401

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. In 2012, the Company began issuing commitment letters after approval of the loan by the Credit Department. Commitment letters generally expire ninety days after issuance.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. There were no standby letters of credit for the periods presented.

Concentrations of Credit Risk

Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans and commitments to extend credit have been granted to customers in the independent pharmacy and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained exposure exceeds $2.0 million.

The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10. Stock Plans

On March 20, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan which replaced the previously existing Amended Incentive Stock Option Plan and Nonstatutory Stock Option Plan. The 2015 Omnibus Plan authorized awards covering a maximum of 4,300,000 common voting shares and has an expiration date of March 20, 2025. Options or restricted shares granted under this plan expire no more than 10 years from date of grant. Exercise prices under the plan are set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Options or restricted shares vest over a minimum of three years from the date of the grant.

Stock Options

Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the three months ended June 30, 2015 and 2014, the Company recognized $177 thousand and $42 thousand in compensation expense for stock options, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized $295 thousand and $79 thousand in compensation expense for stock options, respectively.

Stock option activity under the plan during the six month periods ended June 30, 2015 and 2014 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	1,737,570	$5.51

Exercised	34,930	4.40

Forfeited	66,319	4.88

Granted	636,505	11.70

Outstanding at June 30, 2015	2,272,826	$7.28	9.03 years	$15,277,131

Exercisable at June 30, 2015	149,258	$3.76	8.20 years	$1,528,763

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2013	225,000	$1.01

Exercised	174,990	0.87

Forfeited	21,480	4.40

Granted	1,550,000	4.40

Outstanding at June 30, 2014	1,578,530	$4.31	9.66 years	$1,442,290

Exercisable at June 30, 2014	16,680	$1.50	6.91 years	$483,630

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10. Stock Plans (Continued)

The following is a summary of non-vested stock option activity for the Company for the six months ended June 30, 2015.

	Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2014	1,704,230	$1.18

Granted	636,505	4.59

Vested	115,918	0.53

Exercised	34,930	0.58

Forfeited	66,319	0.83

Non-vested at June 30, 2015	2,123,568	$2.26

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10. Stock Plans (Continued)

Restricted Stock

Restricted stock activity under the plan during the first six months of 2015 is summarized below.

	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2014	—	$—

Granted	9,243	10.63

Vested	—	—

Excercised	—	—

Forfeited	407	10.63

Non-vested at June 30, 2015	8,836	$10.63

For the three months ended June 30, 2015 and 2014, the Company recognized $8 thousand and $19 thousand in compensation expense for restricted stock, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized $16 thousand and $162 thousand in compensation expense for restricted stock, respectively.

At June 30, 2015, unrecognized compensation costs relating to stock options amounted to $4.4 million which will be expensed over the next 3.96 years. At June 30, 2015, unrecognized compensation costs relating to restricted stock amounted to $78 thousand which will be expensed over the next 1.29 years.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Weighted average assumptions used for options granted during 2015 were as follows: risk free rate of 1.65%, dividend yield of 1.75%, volatility of 43.61% and average life of 4-7 years.

Note 11. Subsequent Events

Management has evaluated subsequent events through the date the financial statements were available to be issued and determined that the following events required disclosure:

Initial Public Offering

During July 2015, the Company completed an initial public offering issuing 5,500,000 shares of voting common stock, no par value, at $17.00 per share for gross proceeds of $93.5 million. Net proceeds after underwriting discounts and estimated expenses were $87.2 million.

During August 2015 the Company repaid $12.2 million in long term borrowings consisting of $5.0 million bearing an interest rate of LIBOR plus 3.50% and $7.2 million bearing an interest rate of LIBOR plus 4.00%.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11. Subsequent Events (Continued)

Option Grants

Effective July 22, 2015 the Company issued 810,900 and 35,000 options vesting over seven and four years, respectively. Exercise price is $17.00 per share and weighted average grant date fair value using the Black-Scholes option-pricing model is $7.64 per share. Seven year vesting is to occur at 10% per year for the first five years and then 25% per year in years six and seven. Four year vesting is to occur at 25% per year. Unrecognized compensation expense associated with these grants is $6.5 million to be recognized over the next seven years.

Effective August 25, 2015, the Company issued 282,343 and 30,000 stock options vesting over seven and four years, respectively. The exercise price for these options is $19.15 per share, the closing price of the Company’s voting common stock on the date of grant. The weighted average grant date fair value of these options using the Black-Scholes option-pricing model is $8.96 per share. Seven year vesting is to occur at 10% per year for the first five years and then 25% per year in years six and seven. Four year vesting is to occur at 25% per year. Unrecognized compensation expense associated with this grant is $2.8 million to be recognized over the next seven years.

Cash Dividend

On August 25, 2015, the Company declared a cash dividend of 1.0 cents per share to be paid on September 11, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the financial condition and results of operations of LOB. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.

Important Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that we believe are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “may,” “should,” “could,” “would,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this quarterly report on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to us at the time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this quarterly report on Form 10-Q are based on current expectations, estimates and projections about our business, management’s beliefs and assumptions made by management. These statements are not guarantees of our future performance and involve certain risks, uncertainties and assumptions (called Future Factors), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Future Factors include, without limitation:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	changes in SBA loan products, including specifically the Section 7(a) program, or changes in SBA standard operating procedures;

•	changes in interest rates that affect the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•	a reduction in or the termination of our ability to use the technology-based platform that is critical to the success of our business model;

•	changes in financial market conditions, either internationally, nationally or locally in areas in which we conduct our operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet;

•	governmental monetary and fiscal policies as well as other legislative and regulatory changes;

•	changes in political and economic conditions, including continuing political and economic effects of the global economic downturn and other major developments;

•	the impact of heightened regulatory scrutiny of financial products, primarily led by the Consumer Financial Protection Bureau;

•	our ability to comply with any requirements imposed on the Company or the Bank by our respective regulators, and the potential negative consequences that may result;

•	the effect of any mergers, acquisitions or other transactions, to which we or the Bank may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire; and

•	our success at managing the risks involved in the foregoing.

All forward-looking statements speak only as of the date on which such statements are made, and LOB undertakes no obligation to update any statement, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s interim consolidated financial statements and accompanying notes. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements for the year ended December 31, 2014 and accompanying notes and other detailed information appearing in the Company’s registration statement filed on Form S-1 filed with the SEC and declared effective on July 22, 2015.

Nature of Operations

Live Oak Bancshares, Inc. (the “Company” or “LOB”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through our commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was established in May 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending services to small businesses nationwide in targeted industries. The Bank identifies and grows within selected industry sectors, or verticals, by leveraging expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) program. In 2010, the Bank formed Live Oak Number One, Inc., a wholly-owned subsidiary, to hold properties foreclosed on by the Bank.

In addition to the Bank, the Company owns Independence Aviation, LLC, which was formed for the purpose of purchasing and operating aircraft used for the Company’s business purposes, Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA-guaranteed loans, and 504 Fund Advisors, LLC (“504FA”), which was formed to serve as the investment advisor to the 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.

The Company earns revenue primarily from the sale of SBA-guaranteed loans. This income is comprised of loan servicing revenue and revaluation and net gains on sales of loans. Net interest income is a secondary contributor to our earnings. Offsetting these revenues are the cost of funding sources, provision for loan losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.

Conversion from S Corporation to C Corporation

Effective August 3, 2014, we terminated our status as an “electing small business corporation,” or S corporation, under Subchapter S of the Internal Revenue Code of 1986, or the Code, and became a C corporation under the Code for income tax purposes. As a result of the conversion to a C corporation, we recorded a net deferred tax liability of $3.3 million on our balance sheet. Upon recognition of the deferred tax liability we also recorded an offsetting adjustment to income tax expense of $3.3 million, which decreased our after-tax earnings and shareholders’ equity by the same amount.

Results of Operations

Performance Summary

For the three months ended June 30, 2015, we reported net income of $3.9 million, or $0.14 per diluted share, as compared to $6.7 million, or $.31 per diluted share, for the three months ended June 30, 2014. This quarterly decrease in net income is principally due to costs underlying increased loan production, including an increase in salaries of $3.3 million, or 55.1%, and travel expenses of $874 thousand, or 65.3%, combined with a $2.8 million tax provision for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 during which we had no tax provision due to our operation as a pass through S Corporation. An additional factor contributing to the decline in net income for the second quarter of 2015 was a downward adjustment in the valuation of our servicing rights of $1.8 million compared to a $3 thousand valuation increase for the quarter ended June 30, 2014.

For the six months ended June 30, 2015, we reported net income of $12.0 million, or $0.41 per diluted share, as compared to $7.0 million, or $0.33 per diluted share, for the six months ended June 30, 2014. This increase in net income is primarily attributable to growth in loan production and revenues associated with growth in loans during the six months ended June 30, 2015 resulting in increased net interest income of $3.9 million, or 60.2%, and increased noninterest income of $14.9 million, or 54.5%, (predominately comprised of an $8.8 million or 39.5% growth in net gains on sale of loans) partially offset by increased noninterest expense of $5.5 million, or 21.2%, (composed principally of increases in salaries of $2.0 million and increased travel expenses of $1.6 million) and income tax expense of $8.0 million.

Net Interest Income and Margin

Net interest income, a secondary contributor to our earnings, represents the difference between the income that we earn on our interest-earning assets and the cost to us of our interest-bearing liabilities. Our net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates that we earn or pay on them. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.” As a bank without a branch network, we gather deposits over the Internet and in the community in which we are headquartered. Due to the nature of a branchless bank and our relatively low overhead required for deposit gathering, the rates we are able to offer are generally above the industry average.

Three months ended June 30, 2015 compared with three months ended June 30, 2014

For the three months ended June 30, 2015, net interest income increased $1.8 million, or 51.8%, to $5.4 million compared to the three months ended June 30, 2014. This increase was due to growth in average interest earning assets. Average interest earning assets increased by $282.7 million, or 61.9%, for the three months ended June 30, 2015 compared to $456.6 million for the three months ended June 30, 2014, while the related yield on average interest earning assets decreased by fifteen basis points to 4.16%. The corresponding cost of funds on interest bearing liabilities for the three months ended June 30, 2015 increased slightly by nine basis points to 1.25%, and the average balance in interest bearing liabilities increased by $256.5 million, or 55.6%, over the same period. As indicated in the rate volume table below, the slight increase in the cost of funds was outpaced by the effects of the increased volume of interest earning assets, resulting in increased interest income of $2.8 million and increased interest expense of $0.9 million for the three months ended June 30, 2015. For the three months ended June 30, 2015 compared to the three months ended June 30, 2014, our net interest margin decreased from 3.13% to 2.94% due to the aforementioned effects.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

For the six months ended June 30, 2015, net interest income increased $3.9 million, or 60.2%, to $10.5 million compared to the six months ended June 30, 2014. This increase was also due to growth in average interest earning assets. Average interest earning assets increased by $281.6 million, or 64.8%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, while the related yield on average interest earning assets decreased by eleven basis points to 4.12%. The corresponding cost of funds on interest bearing liabilities for the six months ended June 30, 2014 increased slightly by three basis points to 1.22%, and the average balance in interest bearing liabilities increased by $252.2 million, or 57.7% during the same period. As indicated in the rate volume table below, the slight drop in the cost of funds was outpaced by the effects of the increased volume of interest earning assets, resulting in increased interest income of $5.5 million and increased interest expense of $1.6 million for the six months ended June 30, 2015. For the six months ended June 30, 2015 compared to the six months ended June 30, 2014, our net interest margin decreased from 3.03% to 2.94% due to the aforementioned effects.

Average Balances and Yields. The following table presents information regarding average balances for assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amount of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest earning assets:
Interest earning balances in other banks	$80,169	$70	0.35%	$59,642	$41	0.28%
Investment securities	60,201	200	1.33	18,824	99	2.11
Loans held for sale	364,504	4,526	4.98	241,178	3,095	5.15
Loans held for investment	234,479	2,865	4.90	136,967	1,667	4.88

Total interest earning assets	739,353	7,661	4.16	456,611	4,902	4.31

Less: allowance for loan losses	(5,215)			(3,194)
Non-interest earning assets	109,580			80,917

Total assets	$843,718			$534,334

Interest bearing liabilities:
Money market accounts	$338,604	$639	0.76%	$214,498	$561	1.05%
Certificates of deposit	324,337	1,162	1.44	226,302	570	1.01

Total deposits	662,941	1,801	1.09	440,800	1,131	1.03

Small business lending fund	6,800	25	1.47	6,800	25	1.47
Notes payable to investors	—	—	—	3,623	91	10.03
Other borrowings	48,424	419	3.47	10,462	88	3.37

Total interest bearing liabilities	718,165	2,245	1.25	461,685	1,335	1.16

Non-interest bearing deposits	13,470			10,245
Non-interest bearing liabilities	16,920			8,431
Redeemable equity	—			3,605
Shareholders’ equity	95,137			50,368
Noncontrolling interest	26			—

Total liabilities and shareholders’ equity	$843,718			$534,334

Net interest income and interest rate spread		$5,416	2.90%		$3,567	3.15%

Net interest margin			2.94			3.13

Ratio of average interest-earning assets to average interest-bearing liabilities			102.95%			98.90%

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest earning assets:
Interest earning balances in other banks	$81,110	$136	0.34%	$56,100	$64	0.23%
Investment securities	59,229	376	1.28	19,114	199	2.10
Loans held for sale	344,819	8,618	5.04	218,922	5,485	5.05
Loans held for investment	230,997	5,489	4.79	140,374	3,366	4.84

Total interest earning assets	716,155	14,619	4.12	434,510	9,114	4.23

Less: allowance for loan losses	(4,807)			(2,965)
Non-interest earning assets	99,443			77,848

Total assets	$810,791			$509,393

Interest bearing liabilities:
Money market accounts	$324,732	$1,235	0.77%	$213,578	$1,192	1.13%
Certificates of deposit	310,679	2,042	1.33	206,345	1,037	1.01

Total deposits	635,411	3,277	1.04	419,923	2,229	1.07

Small business lending fund	6,800	50	1.48	6,800	50	1.48
Notes payable to investors	—	—	—	3,623	181	10.07
Other borrowings	47,138	835	3.57	6,834	126	3.72

Total interest bearing liabilities	689,349	4,162	1.22	437,180	2,586	1.19

Non-interest bearing deposits	13,443			11,334
Non-interest bearing liabilities	14,780			7,826
Redeemable equity	—			3,605
Shareholders’ equity	93,202			49,448
Noncontrolling interest	17			—

Total liabilities and shareholders’ equity	$810,791			$509,393

Net interest income and interest rate spread		$10,457	2.90%		$6,528	3.04%

Net interest margin			2.94			3.03

Ratio of average interest-earning assets to average interest-bearing liabilities			103.89%			99.39%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by current volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015 vs. 2014			2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest income:
Interest earning balances in other banks	$13	$16	$29	$37	$35	$72
Investment securities	(77)	178	101	(159)	336	177
Loans held for sale	(126)	1,557	1,431	(17)	3,150	3,133
Loans held for investment	9	1,189	1,198	(40)	2,163	2,123

Total interest income	(181)	2,940	2,759	(175)	5,684	5,505

Interest expense:
Money market accounts	(201)	279	78	(479)	522	43
Certificates of deposit	293	299	592	400	605	1,005
Notes payable to investors	(46)	(45)	(91)	(90)	(91)	(181)
Other borrowings	7	324	331	(20)	729	709

Total interest bearing liabilities	53	857	910	(189)	1,765	1,576

Net interest income	$(234)	$2,083	$1,849	$10	$3,919	$3,929

Provision for Loan Losses. The provision for loan losses represents our derivation of the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is adequate in relation to the estimated losses inherent in the loan portfolio. We consider a number of factors in determining the required level of our loan reserves and the provision required to achieve the appropriate reserve level, including loan growth, credit risk rating trends, nonperforming loan levels, delinquencies, loan portfolio concentrations and economic and market trends.

Losses inherent in loan relationships are mitigated by the portion of the loan that is guaranteed by the SBA. A typical SBA 7(a) loan carries a 75% guarantee, which greatly reduces the risk profile of these loans. Our focus on compliance with regulations and guidance from the SBA is paramount to our continued success within this space. As discussed in the paragraphs below, we believe that the risk associated with our portfolio should be assessed with greater emphasis placed on the unguaranteed exposure.

For the three months ended June 30, 2015, the provision for loan losses was $50 thousand, a decrease of $425 thousand, or 89.5%, compared to the same period in 2014. This decline in provision was principally due to one loan that required a specific reserve of $448.6 thousand during the first quarter of 2015, and a reversal of that reserve in the second quarter of 2015 due to confirmation by the SBA that the entire amount would be covered by a U.S. government guarantee. Without this specific reserve being reversed in the second quarter of 2015, provision expense would have been $498.3 thousand, or $23.3 thousand more than the same period in 2014.

For the six months ended June 30, 2015, the provision for loan losses was $1.1 million, an increase of $228 thousand compared to the same period in 2014. Much of our loan growth occurred within new lending verticals with higher loss factors due to the Company’s lack of historical experience in those industries. Net loan charge-offs were $351.0 thousand for the six months ended June 30, 2015, compared to net charge offs of $52.9 thousand for the six months ended June 30, 2014. In addition, at June 30, 2015, nonperforming loans not guaranteed by the SBA totaled $3.1 million, which was 1.3% of our held-for-investment loan portfolio compared to $1.5 million, or 0.9%, of loans held for investment at June 30, 2014.

Noninterest Income

Noninterest income, a primary contributor to our earnings, principally represents income from the sale of SBA-guaranteed loans. This income is comprised of loan servicing revenue and revaluation and net gains on sales of loans. Our revenue from the sale of loans depends upon volume and rates of loans as well as the cost and availability of funds to bridge between funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as cost to service, prepayment speeds and default rates. Other less common elements of noninterest income include nonrecurring gains and losses on investments.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30		2014/2015 Increase
	2015	2014	Amount	Percent

Noninterest income:

Loan servicing revenue	$3,619	$3,588	$31	0.9%

Loan servicing revaluation	(1,847)	(3)	(1,844)	NM

Net gains on sales of loans	15,719	12,326	3,393	27.5

Equity in income (loss) of non-consolidated affiliates	—	(1,208)	1,208	100.0

Other noninterest income	644	405	239	59.0

Total noninterest income	$18,135	$15,108	$3,027	20.0%

	Six Months Ended June 30		2014/2015 Increase
	2015	2014	Amount	Percent

Noninterest income:

Loan servicing revenue	$7,603	$6,908	$695	10.1%

Loan servicing revaluation	(1,725)	(623)	(1,102)	(176.9)

Net gains on sales of loans	31,180	22,357	8,823	39.5

Equity in income (loss) of non-consolidated affiliates	(26)	(2,202)	2,176	98.8

Gain on sale of investment in non-consolidated affiliate	3,782	—	3,782	100.0

Other noninterest income	1,376	873	503	57.6

Total noninterest income	$42,190	$27,313	$14,877	54.5%

NM is defined as not meaningful.

For the three months ended June 30, 2015, noninterest income increased by $3.0 million, or 20.0%, compared to the three months ended June 30, 2014. Increases in the serviced loan portfolio and the volume of loans sold in the secondary market, the core components of our business, contributed $3.4 million to noninterest income growth, including $31 thousand of increased servicing revenue and $3.4 million of increased gains on sale of loans. Other increases were related to the absence of equity method investments in non-consolidated affiliates in the second quarter of 2015 as compared to the same quarter of 2014 which recognized losses of $1.2 million. Offsetting the increase in noninterest income, the second quarter of 2015 also experienced a downward adjustment in the valuation of our servicing rights of $1.8 million compared to a $3.2 thousand valuation increase for the quarter ended June 30, 2014.

For the six months ended June 30, 2015, noninterest income increased by $14.9 million, or 54.5%, compared to the six months ended June 30, 2014. Increases in the serviced loan portfolio and the volume of loans sold in the secondary market, the core components of our business, contributed $9.5 million to noninterest income growth, including $695 thousand of increased servicing revenue and $8.8 million of increased gains on sale of loans. Other increases in noninterest income were primarily the result of a $3.8 million one-time gain arising in the first quarter of 2015 related to the sale of our investment in nCino, Inc., a former subsidiary of the Company (“nCino”) combined with an increase of $2.2 million due to the absence of equity method investments in non-consolidated affiliates during the six months ended June 30, 2015 compared to losses on such investments of $2.2 million in the six months ended June 30, 2014. Offsetting increases in noninterest income was a downward adjustment in the valuation of our servicing rights of $1.7 million during the year to date period of 2015 compared to a downward valuation adjustment in the same period of 2014 of $623 thousand.

Changes in various components of noninterest income are discussed in more detail below.

Loan Servicing Revenue: While portions of the loans that we originate are sold and generate premium revenue, servicing rights for all loans that we originate “and sell” are retained by the Bank. In exchange for continuing to service loans that are sold, the Bank receives fee income represented in loan servicing revenue equivalent to one percent of the outstanding sold loan balance. In addition, the cost of servicing sold loans is approximately 0.40% which is included in the loan servicing revaluation computations. Unrecognized servicing revenue is reflected in a servicing asset recorded on our balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, while the servicing asset is reduced. For the three and six months ended June 30, 2015, loan servicing revenue increased $31 thousand and $695 thousand, or 0.9% and 10.1%, respectively, compared to the three and six months ended June 30, 2014, as a result of an increase in the average outstanding balance of guaranteed loans sold. At June 30, 2015, the outstanding balance of guaranteed loans sold in the secondary market was $1.5 billion, with a weighted average servicing rate of 1.09%. At June 30, 2014, the outstanding balance of guaranteed loans sold was $1.1 billion, with a weighted average servicing rate of 1.13%. Prior to January 2010, we sold loans for servicing in excess of 1.0%. As loans sold for servicing fee rates in excess of 1.0% prior to fiscal year 2010 amortize, we expect that the weighted average servicing rate will approach and stabilize at approximately 1.0%.

Loan Servicing Revaluation: We revalue our serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three and six months ended June 30, 2015, the loan servicing revaluation decreased the servicing asset by $1.8 million and $1.1 million, respectively, compared to the three and six month periods ended June 30, 2014. The decline in service valuation for the quarter and six month period ended June 30, 2015 compared to the same periods ended June 30, 2014 was primarily due to improving market conditions and a increase in the amortization rate of the serviced portfolio.

Net Gains on Sale of Loans: For the three and six months ended June 30, 2015, net gains on sales of loans increased $3.4 million and $8.8 million, or 27.5% and 39.5%, respectively, compared to the three and six month periods ended June 30, 2014. The increase in gains on sale of loans for the three and six month periods ended June 30, 2015 compared to the same periods in 2014 was primarily due to an increase in the volume of guaranteed loans sold. For the three months ended June 30, 2015 the volume of guaranteed loans sold increased $31.4 million, or 29.7%, from $105.7 million for the three months ended June 30, 2014 to $137.1 million for the three months ended June 30, 2015. Correspondingly, the volume of guaranteed loans sold in the six months ended June 30, 2015 was $274.2 million, an increase of $81.0 million, or 41.9%, from $193.3 million in guaranteed loan sales in the six months ended June 30, 2014. The premium market had a negligible impact on the net gain on sale of loans. The average net gain on sale for the three and six months ended June 30, 2015 was somewhat lower at $109 thousand and slightly higher at $108 thousand of revenue for each $1 million in loans sold, respectively, compared to $110 thousand and $108 thousand of revenue for each $1 million sold for the three and six months ended June 30, 2014, respectively.

Noninterest Expense

Noninterest expense comprises all operating costs of the Company, such as travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended June 30		2014/2015 Increase (Decrease)
	2015	2014	Amount	Percent

Noninterest expense
Salaries and employee benefits	$9,319	$6,007	$3,312	55.1%
Non-staff expenses:
Travel expense	2,212	1,338	874	65.3
Professional services expense	624	671	(47)	(7.0)
Advertising and Marketing expense	1,118	722	396	54.8
Occupancy expense	731	429	302	70.4
Data processing expense	722	628	94	15.0
Equipment expense	350	313	37	11.8
Other expense	1,724	1,431	293	20.5

Total non-staff expenses	7,481	5,532	1,949	35.2
Total noninterest expense	$16,800	$11,539	$5,261	45.6%

	Six Months Ended June 30		2014/2015 Increase (Decrease)
	2015	2014	Amount	Percent

Noninterest expense
Salaries and employee benefits	$17,674	$15,708	$1,966	12.5%
Non-staff expenses:
Travel expense	3,672	2,088	1,584	75.9
Professional services expense	1,532	1,606	(74)	(4.6)
Advertising and Marketing expense	2,126	1,520	606	39.9
Occupancy expense	1,188	866	322	37.2
Data processing expense	1,615	1,057	558	52.8
Equipment expense	754	566	188	33.2
Other expense	2,927	2,572	355	13.8

Total non-staff expenses	13,814	10,275	3,539	34.4
Total noninterest expense	$31,488	$25,983	$5,505	21.2%

Total noninterest expense for the three and six months ended June 30, 2015 increased $5.3 million, or 45.6%, and $5.5 million, or 21.2% compared to the same periods in 2014. The increase in noninterest expense was predominately impacted by increased personnel and travel-related expenses. Changes in various components of noninterest expense are discussed below.

Salaries and employee benefits: Total personnel expense for the three and six months ended June 30, 2015 increased by $3.3 million, or 55.1%, and $2.0 million, or 12.5%, compared to the same periods in 2014. This increase primarily resulted from further investment in human capital to support our growing loan production and serviced portfolio. The increase during the six month period ended June 30, 2015 compared to 2014 is dampened by first quarter 2014 non-recurring expenses of $4.7 million ($3.0 million in expenses related to stock grants and $1.7 million related to costs incurred in exploration of alternative capital raises).

Travel expense: For the three and six months ended June 30, 2015, total travel costs increased by $874 thousand, or 65.3%, and $1.6 million, or 75.9% compared to the same periods in 2014. Travel costs are a crucial element of our national footprint since we do not maintain brick and mortar locations. The increase in travel-related expenses is the result of growing loan production (up 29.7% or $31.4 million for the three months ended June 30, 2015 and 41.9% or $81.0 million for the six months ended June 30, 2015). Travel costs also increased due to our customer relationship management strategy via our business advisory group, or BAG, as a result of servicing a $2.3 billion loan portfolio as of June 30, 2015. Travel expense represented 13.2% and 11.7% of total noninterest expense for the three and six month periods ended June 30, 2015.

Professional service expense: For the three and six months ended June 30, 2015, the total cost of professional services decreased by $47 thousand, or 7.0%, and $74 thousand, or 4.6% compared to the same periods in 2014. The decrease is primarily attributable to consulting expenses we incurred during the three and six month periods ended June 30, 2014 during the exploration of various capital raising opportunities.

Advertising and marketing expense: For the three and six months ended June 30, 2015, the total costs of advertising and marketing increased $396 thousand, or 54.8%, and $606 thousand, or 39.9% compared to the same periods in 2014. The primary driver of these increases is growing brand recognition in newer verticals via advertising and trade show presence.

Occupancy expense: For the three and six months ended June 30, 2015, total occupancy costs increased $302 thousand, or 70.4%, and $322 thousand, or 37.2% compared to the same periods in 2014. The primary driver of the increase in occupancy expense is related to increased levels of personnel who support aforementioned growth in loan production and portfolio service.

Data processing expense: For the three and six months ended June 30, 2015, the total costs associated with data processing and development increased $94 thousand, or 15%, and $558 thousand, or 52.8% compared to the same periods in 2014. The year to date increase is principally due to the contract resources dedicated to the build out of the nCino bank operating system platform for Live Oak.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2015, totaled $2.8 million and $8.0 million. As a result of our S Corporation status during the three and six month periods ended June 30, 2014, we had no federal or state income tax expense. We have determined that had we been taxed as a C corporation and paid federal income taxes, our federal tax rates would have been approximately 38.5% during 2014. On a pro forma basis, our federal income tax expense would have been $2.6 million and $2.7 million for the quarter and six months ended June 30, 2014. Pro forma net income, after federal taxes for the quarter and six months ended June 30, 2014, would have been $4.1 million and $4.3 million, respectively.

Discussion and Analysis of Financial Condition

June 30, 2015 vs. December 31, 2014

Total assets at June 30, 2015 were $899.4 million, an increase of $226.1 million, or 33.6%, compared to total assets of $673.3 million at December 31, 2014. This increase was due to increased loan originations and also the decision to hold more loans in the Bank’s portfolio.

Cash and cash equivalents were $131.5 million at June 30, 2015, an increase of $101.6 million, or 339.7%, compared to $29.9 million at December 31, 2014, primarily as a result of increases in the deposit portfolio.

Total investment securities increased $1.4 million during the first six months of 2015, from $49.3 million at December 31, 2014 to $50.7 million at June 30, 2015, an increase of 2.8%. The portfolio is comprised of U.S. federal government securities, residential mortgage backed securities and a mutual fund.

Loans held for sale increased $61.3 million, or 20.8%, during the first six months of 2015, from $295.2 million at December 31, 2014 to $356.5 million at June 30, 2015. The increase was primarily the result of new loan originations.

Loans held for investment increased $33.7 million, or 16.5%, during the first six months of 2015, from $203.9 million at December 31, 2014 to $237.6 million at June 30, 2015. The increase was primarily the result of new loan originations.

Premises and equipment increased $22.0 million, or 62.4%, during the first six months of 2015, from $35.3 million to $57.3 million. The increase was the result of construction progress on a second building on the Company’s campus in Wilmington.

Servicing assets increased $5.0 million, or 14.2%, during the first six months of 2015, from $35.0 million to $40.0 million. The increase is primarily the result of loan sales during the two quarters of 2015 significantly outpacing the amortization of the existing serviced portfolio. Market conditions affecting the value of the sold loan portfolio were largely unchanged at June 30, 2015 compared to December 31, 2014.

At June 30, 2015, we did not have any investments in non-consolidated subsidiaries. This is a decrease of $6.3 million from December 31, 2014. During the first quarter of 2015, 100% of our cost method investment in nCino was sold for a gain of $3.8 million and our ownership in 504FA increased from 50% to 91.3%, resulting in it becoming a consolidated subsidiary with an 8.7% noncontrolling interest held by a third party investor.

Other assets increased $8.6 million, or 69.2%, during the first six months of 2015. The increase in other assets is principally comprised of the following 2015 activity; pledged collateral on secured borrowings increased by $4.5 million, SBA guarantee receivable on five loans amounting to $1.8 million and growth in accrued interest receivable of $1.8 million due to higher levels of loan production.

Total deposits were $727.3 million at June 30, 2015, an increase of $205.3 million, or 39.3%, from $522.1 million at December 31, 2014. The increase in deposits was driven by execution of a deposit growth strategy to support our growth in loan origination.

At June 30, 2015, we did not carry a balance of short term borrowings. During the six month period ended June 30, 2015, the Company’s outstanding $6.1 million short term borrowing from an unaffiliated commercial bank was paid in full.

Long term borrowings increased $12.6 million, or 30.2%, from $41.8 million at December 31, 2014, to $54.5 million at June 30, 2015. The increase is primarily the result of construction financing for a second building on the Company’s campus in Wilmington and operational expenses of the Company.

Shareholders’ equity at June 30, 2015 was $103.4 million as compared to $91.8 million at December 31, 2014. The book value per share was $3.61 at June 30, 2015 and average equity to average assets was 11.5% for the six months ended June 30, 2015 as compared to a book value per share of $3.21 and average equity to average assets of 10.8 % for the year ended December 31, 2014. The change in shareholders’ equity was principally net income to common shareholders for the six months ended June 30, 2015 of $12.0 million partially offset by $859 thousand in dividends.

Asset Quality

Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Audit & Risk Committee of the Board of Directors.

Nonperforming Assets

We place loans on nonaccrual status when they become 90 days past due as to principal or interest payments, or prior to that, if we have determined based upon current information available to us that the timely collection of principal or interest is not probable. When a loan is placed on nonaccrual status, any interest previously accrued as income but not actually collected is reversed and recorded as a reduction of loan interest and fee income. Typically, collections of interest and principal received on a nonaccrual loan are applied to the outstanding principal as determined at the time of collection of the loan.

Troubled debt restructurings occur when, because of economic or legal reasons pertaining to the debtor’s financial difficulties, we grant debtors concessions that we would not otherwise consider. Such concessions would include, but are not limited to, the transfer of assets or the issuance of equity interests by the debtor to us to satisfy all or part of the debt, modification of the terms of debt or the substitution or addition of debtor(s).

The following table provides information with respect to our nonperforming assets and troubled debt restructurings at the dates indicated.

	June 30, 2015	December 31, 2014

Total loans:

Total nonperforming loans (all on nonaccrual)	$19,662	$18,692

Total accruing loans past 90 days or more	—	—

Foreclosed assets	34	371

Total troubled debt restructurings	11,206	10,611

Less nonaccrual troubled debt restructurings	(10,567)	(9,805)

Total performing troubled debt restructurings	639	806

Total nonperforming assets and troubled debt restructurings	$20,335	$19,869

Total nonperforming loans to total loans held for investment	8.27%	9.17%

Total nonperforming loans to total assets	2.19%	2.78%

Total nonperforming assets and troubled debt restructurings to total assets	2.26%	2.95%

	June 30, 2015	December 31, 2014
Loans guaranteed by U.S. government:
Total nonperforming loans guaranteed by the SBA (all on nonaccrual)	$16,573	$15,555
Total accruing loans past 90 days or more guaranteed by the SBA	—	—
Foreclosed assets guaranteed by the SBA	—	—
Total troubled debt restructurings guaranteed by the SBA	8,946	8,433
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(8,946)	(8,433)

Total performing troubled debt restructurings guaranteed by the SBA	—	—
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$16,573	$15,555

Total nonperforming loans not guaranteed by the SBA to total held for investment loans	1.30%	1.54%
Total nonperforming loans not guaranteed by the SBA to total assets	0.34%	0.47%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.42%	0.64%

Our total nonperforming assets and troubled debt restructurings at June 30, 2015 were $20.3 million, which represented a $456 thousand, or 2.3%, increase from December 31, 2014. Total nonperforming assets at June 30, 2015 were comprised of $19.7 million in nonaccrual loans and $33.5 thousand of foreclosed assets. Of the $19.7 million of nonperforming assets, $16.6 million carried a SBA guarantee, leaving an unguaranteed exposure of $3.1 million in total nonperforming assets at June 30, 2015. The unguaranteed exposure in total nonperforming assets at December 31, 2014 was $3.5 million. Our unguaranteed exposure relating to nonperforming assets at June 30, 2015 decreased by $385 thousand compared to December 31, 2014.

As a percentage of the Bank’s total capital, nonperforming loans represented 27.4% at June 30, 2015, compared to nonperforming loans at 29.6% of the Bank’s total capital at December 31, 2014. Considering that the greater magnitude of risk resides in the unguaranteed portion of nonperforming loans and adjusting the ratio to include only the unguaranteed portion of nonperforming loans as a percent of the Bank’s total capital results in ratios at June 30, 2015 and December 31, 2014 of 4.3% and 5.0%, respectively.

As of June 30, 2015, our potential problem loans and impaired loans totaled $41.1 million. Risk Grades 5 through 8 represent the spectrum of criticized and impaired loans. Loans in the Veterinary Industry vertical comprise 56.2% of the total potential problem and impaired loans. As of December 31, 2014, our potential problem and impaired loans totaled $41.0 million with loans in the Veterinary Industry vertical comprising 55.3% of the total potential problem and impaired loans. The majority of the impaired loans in the veterinary industry were originated prior to 2010. We believe that our underwriting and credit quality standards have improved as our business has matured. At June 30, 2015, the portion of criticized loans guaranteed by the SBA totaled $21.8 million resulting in unguaranteed exposure risk of $19.2 million, or 8.9% of our total held for investment unguaranteed exposure. This compares to total criticized and impaired loans of $41.0 million at December 31, 2014, of which $21.3 million was guaranteed by the SBA.

The Bank does not classify loans that experience insignificant payment delays and payment shortfalls as impaired. The Bank considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would provide a modification for a customer experiencing what we consider to be a short term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, stronger than expected start-up, slower than expected start-up, construction issues or other short term issues. In all cases, credit will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan long term. To date, the only types of short term modifications the Bank has given are payment deferral and interest only extensions. The Bank does not alter the rate or lengthen the amortization of the note due to insignificant payment delays. Short term modifications are not classified as troubled debt restructurings, or TDRs, because they do not meet the definition set by the FDIC and accounting standards.

Management endeavors to be proactive in its approach to identify and resolve problem loans and is focused on working with the borrowers and guarantors of these loans to provide loan modifications when warranted. We implement an aggressive approach to identifying and classifying loans as criticized, Risk Grade 5. For example, at June 30, 2015 and December 31, 2014, Risk Grade 5 loans alone totaled $7.8 million and $9.8 million, respectively. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, and our management’s degree of success in resolving problem assets, we believe our aggressive stance with regard to early identification and intervention is the key to successfully managing a small business loan portfolio.

Allowance for Loan Losses

The allowance for loan losses (“ALL”), a material estimate which could change significantly in the near-term in the event of rapidly deteriorating credit quality, is established through a provision for loan losses charged to earnings to account for losses that are inherent in the loan portfolio and estimated to occur, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Loan losses are charged against the allowance for loan losses when management believes that the collectability of the principal loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance for loan losses when received.

Our judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and as situations and information change.

The allowance for loan losses is evaluated on a monthly basis by management and takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions and trends that may affect the borrower’s ability to repay.

Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the ALL, set forth in accounting principles generally accepted in the United States of America (“GAAP”). Our methodology for determining the ALL is generally based on GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The ALL is determined by the sum of three separate components: (i) the impaired loan component, which addresses specific reserves for impaired loans; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans; and (iii) an unallocated reserve component (if any) based on management’s judgment and experience. The loan pools and impaired loans are mutually exclusive; any loan that is impaired should be excluded from its homogenous pool for purposes of that pool’s reserve calculation, regardless of the level of impairment. We have established a de minimis threshold for loan exposures that, if found to be impaired, will have impairment determined by applying the same general reserve rate as nonimpaired loans within the same pool.

The allowance for loan losses of $4.4 million at December 31, 2014 increased by $776 thousand, or 17.6%, to $5.2 million at June 30, 2015. The ALL, as a percentage of loans held for investment, amounted to 2.2% at both June 30, 2015 and December 31, 2014. The majority of this increase was in general reserves and was attributed to growth in general reserves associated with the increase in loans held for investment and expansion into new verticals. General reserves as a percentage of non-impaired loans amounted to 1.61% at June 30, 2015 as compared to 1.52% at December 31, 2014. Net charge-offs were $351 thousand in the first six months of 2015 compared to net chargeoffs of $53 thousand in the first six months of 2014. Annualized net charge-offs in the first six months of 2015 were 0.05% of average loans, compared to annualized net charge-offs of 0.02% in the same period of 2014.

Actual past due loans and loan charge-offs have declined and management continues to diligently work to improve asset quality. Management believes the ALL of $5.2 million at June 30, 2015 is appropriate in light of the risk inherent in the loan portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results. Additional information on the ALL is presented in Note 5 to the consolidated financial statements included with this report.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of our customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities, and (d) availability under lines of credit. At June 30, 2015, the total amount of these four items was $311.2 million, or 34.6% of total assets, an increase of $110.6 million from $200.6 million, or 29.8% of total assets, at December 31, 2014.

Consistent with the general approach to liquidity, loans and other assets are funded primarily by loan sales, wholesale deposits and core deposits. To date, an increasing retail deposit base and a level amount of brokered deposits have been adequate to meet our loan obligations, while maintaining the desired level of immediate liquidity. Additionally, an investment securities portfolio is available for both immediate and secondary liquidity purposes.

At June 30, 2015, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements and $1.3 million was pledged for secured federal funds line of credit, leaving $49.4 million available as lendable collateral.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of June 30, 2015. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$360,116	$360,116	$—	$—	$—
Time deposits	367,230	202,327	117,423	47,480	—
Long term borrowings	54,490	367	14,379	12,115	27,629
Operating lease obligations	1,608	416	915	277	—

Total	$783,444	$563,226	$132,717	$59,872	$27,629

Asset/Liability Management and Interest Rate Sensitivity

One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps. This method, however, addresses only the magnitude of timing differences and does not address earnings or market value. Therefore, management uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios to more accurately measure interest rate risk.

Our balance sheet is liability-sensitive at June 30, 2015. Through the first half of 2015, the flat rate environment led to extension of longer term fixed rate deposits to more closely align with the term of our fixed rate agriculture loans. A liability-sensitive position means that net interest income will generally move in the opposite direction as interest rates. For instance, if interest rates increase, net interest income can be expected to decrease, and if interest rates decrease, net interest income can be expected to increase. We attempt to mitigate our interest rate risk with the majority of our assets and liabilities being short-term, adjustable rate instruments. The quarterly revaluation adjustment to our servicing asset, however, adjusts in an opposite direction to interest rate changes. Our asset sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of our indeterminate term deposits.

Capital

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the Board-approved risk appetite, to provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, achieve optimal credit ratings for the Company and its subsidiaries and provide a competitive return to shareholders. Management regularly monitors the capital position of the Company on both a consolidated and bank level basis. In this regard, management’s overriding policy is to maintain capital at levels that are in excess of the regulatory “well capitalized” levels. Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Tier 1 Common Equity, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

Capital amounts and ratios as of June 30, 2015 and December 31, 2014, are presented in the table below.

	Actual			Minimum Capital Requirement			Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount		Ratio	Amount		Ratio	Amount		Ratio
Consolidated – June 30, 2015
Common Equity Tier I (to Risk-Weighted Assets)		$91,245	13.94%		$29,454	4.50%		$42,545	6.50%
Total Capital (to Risk-Weighted Assets)		$96,428	14.73%		$52,363	8.00%		$65,454	10.00%
Tier I Capital (to Risk-Weighted Assets)		$91,245	13.94%		$39,272	6.00%		$52,363	8.00%
Tier I Capital (to Average Assets)		$91,245	10.96%		$33,290	4.00%		$41,612	5.00%

Bank - June 30, 2015
Common Equity Tier I (to Risk-Weighted Assets)		$66,547	10.92%		$27,422	4.50%		$39,609	6.50%
Total Capital (to Risk-Weighted Assets)		$71,730	11.77%		$48,750	8.00%		$60,938	10.00%
Tier I Capital (to Risk-Weighted Assets)		$66,547	10.92%		$36,563	6.00%		$48,750	8.00%
Tier I Capital (to Average Assets)		$66,547	8.50%		$31,325	4.00%		$39,156	5.00%

Consolidated - December 31, 2014
Common Equity Tier I (to Risk-Weighted Assets)	$	N/A	N/A %	$	N/A	N/A %	$	N/A	N/A %
Total Capital (to Risk-Weighted Assets)		$99,340	19.63%		$40,490	8.00%		$50,612	10.00%
Tier I Capital (to Risk-Weighted Assets)		$88,132	17.41%		$20,245	4.00%		$30,367	6.00%
Tier I Capital (to Average Assets)		$88,132	13.38%		$26,349	4.00%		$32,936	5.00%

Bank - December 31, 2014
Common Equity Tier I (to Risk-Weighted Assets)	$	N/A	N/A %	$	N/A	N/A %	$	N/A	N/A %
Total Capital (to Risk-Weighted Assets)		$63,243	13.36%		$37,857	8.00%		$47,321	10.00%
Tier I Capital (to Risk-Weighted Assets)		$58,836	12.43%		$18,928	4.00%		$28,392	6.00%
Tier I Capital (to Average Assets)		$58,836	9.34%		$25,200	4.00%		$31,500	5.00%

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies, as described in detail in the notes to our consolidated financial statements, are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates listed below require us to make difficult, subjective or complex judgments about matters that are inherently uncertain.

•	Determination of the allowance for loan losses;

•	Valuation of servicing assets; and

•	Valuation of foreclosed assets.

Changes in these estimates, that are likely to occur from period to period, or the use of different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk our most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of our net interest income is largely dependent upon the effective management of interest rate risk.

The Company’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk. See “Asset/Liability Management and Interest Rate Sensitivity” in Item 2 of this Form 10-Q for further discussion.

The objective of asset/liability management is the maximization of net interest income within our risk guidelines. This objective is accomplished through management of our balance sheet composition, maturities, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.

To identify and manage its interest rate risk, we employ an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on contractual cash flows and repricing characteristics and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes management projections for activity levels in each of the product lines offered by the Bank. Assumptions are inherently uncertain and the measurement of net interest income or the impact of rate fluctuations on net interest income cannot be precisely predicted. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest changes as well as changes in market conditions and management strategies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2015, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

Management has not evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2015 due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three or six months ended June 30, 2015, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the Company’s registration statement on Form S-1 (File No. 333-205126), as amended, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2015, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-1 (File No. 333-205126), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the Registration Statement and to a Rule 462(b) Registration Statement filed on July 23, 2015 (File No. 333-205805), we registered the offer and sale of 5,500,000 shares of voting common stock with an aggregate offering price of approximately $93.5 million. On July 28, 2015, we issued and sold 4,800,000 shares of our voting common stock at a price to the public of $17.00 per share (the “Offering”). Sandler O’Neill & Partners, L.P.; Keefe, Bruyette & Woods, Inc.; and SunTrust Robinson Humphrey, Inc. acted as joint book-running managers for the Offering. On July 29, 2015, the underwriters exercised their option to purchase additional shares pursuant to the underwriting agreement (the “Over-Allotment Option”). On July 31, 2015, we closed the Over-Allotment Option, and we sold 700,000 shares at a price to the public of $17.00 per share.

As a result of the Offering and the Over-Allotment Option, we received net proceeds of approximately $87.2 million in the aggregate, which consists of gross proceeds of $93.5 million, offset by underwriting discounts and commissions of approximately $4.9 million and other offering expenses of approximately $1.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The Offering and the Over-Allotment Option terminated after all registered securities had been sold.

Of the net proceeds of approximately $87.2 million from our initial public offering, $12.2 million has been deployed to curtail corporate borrowings with the remainder deposited into the Bank for further debt repayment and utilization in strategic growth and initiatives. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated July 23, 2015, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibits to this report are listed in the Index to Exhibits section of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Live Oak Bancshares, Inc.
(Registrant)

Date: September 3, 2015	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014; (iv) Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements