Form 10-Q
period 2015-09-30
Live Oak Bancshares, Inc.
filed 2015-11-13
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2015, there were approximately 29,447,381 shares of the registrant’s voting common stock outstanding and approximately 4,723,530 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Live Oak Bancshares, Inc.

Consolidated Balance Sheets

As of September 30, 2015 (unaudited) and December 31, 2014*

(Dollars in thousands)

	September 30, 2015	December 31, 2014*
Assets
Cash and due from banks	$129,881	$29,902
Certificates of deposit with other banks	10,000	10,000
Investment securities available-for-sale	51,628	49,318
Loans held for sale	443,871	295,180
Loans held for investment	259,552	203,936
Allowance for loan losses	(6,153)	(4,407)

Net loans	253,399	199,529
Premises and equipment, net	62,641	35,279
Foreclosed assets	48	371
Servicing assets	40,590	34,999
Investments in non-consolidated affiliates	—	6,345
Other assets	20,708	12,392

Total assets	$1,012,766	$673,315

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$20,365	$14,728
Interest-bearing	742,263	507,352

Total deposits	762,628	522,080
Short term borrowings	—	6,100
Long term borrowings	42,079	41,849
Other liabilities	13,963	11,472

Total liabilities	818,670	581,501

Shareholders’ equity
Non-cumulative perpetual preferred stock (Series A), 6,800 shares authorized, issued and outstanding	—	—
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 29,443,970 and 23,896,400, shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	136,852	48,657
Class B common stock, no par value, 10,000,000 shares authorized, 4,723,530 shares issued and outstanding at September 30, 2015 and December 31, 2014	50,015	50,015
Retained earnings (accumulated deficit)	7,108	(6,943)
Accumulated other comprehensive income	87	85

Total shareholders’ equity attributed to Live Oak Bancshares, Inc.	194,062	91,814

Noncontrolling interest	34	—

Total equity	194,096	91,814

Total liabilities and shareholders’ equity	$1,012,766	$673,315

*	Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Income

For the three and nine months ended September 30, 2015 and 2014 (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income
Loans and fees on loans	$8,704	$5,189	$22,811	$14,040
Investment securities, taxable	211	93	587	292
Other interest earning assets	84	38	220	102

Total interest income	8,999	5,320	23,618	14,434
Interest expense
Deposits	1,997	1,172	5,274	3,401
Borrowings	395	254	1,280	611

Total interest expense	2,392	1,426	6,554	4,012
Net interest income	6,607	3,894	17,064	10,422

Provision for loan losses	1,212	512	2,339	1,411

Net interest income after provision for loan losses	5,395	3,382	14,725	9,011

Noninterest income
Loan servicing revenue and revaluation	1,566	3,230	7,444	9,515
Net gains on sales of loans	15,424	13,108	46,604	35,465
Equity in loss of non-consolidated affiliates	—	(177)	(26)	(2,379)
Gain on sale of investment in non-consolidated affiliate	—	—	3,782	—
Gain on sale of investment securities available-for-sale	12	—	12	—
Other noninterest income	768	342	2,144	1,215

Total noninterest income	17,770	16,503	59,960	43,816

Noninterest expense
Salaries and employee benefits	9,949	6,120	27,623	21,828
Travel expense	2,180	1,791	5,852	3,879
Professional services expense	597	1,758	2,129	3,364
Advertising and marketing expense	1,051	763	3,177	2,283
Occupancy expense	699	518	1,887	1,384
Data processing expense	773	730	2,388	1,787
Equipment expense	584	433	1,338	999
Other expense	2,206	1,154	5,132	3,726

Total noninterest expense	18,039	13,267	49,526	39,250

Income before taxes	5,126	6,618	25,159	13,577
Income tax expense	2,228	5,977	10,272	5,977

Net income	2,898	641	14,887	7,600
Net loss attributable to noncontrolling interest	3	—	23	—

Net income attributable to Live Oak Bancshares, Inc.	$2,901	$641	$14,910	$7,600

Basic earnings per share	$0.09	$0.03	$0.50	$0.34

Diluted earnings per share	$0.09	$0.02	$0.48	$0.33

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2015 and 2014 (unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$2,898	$641	$14,887	$7,600
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities arising during the period	151	(11)	15	192
Reclassification adjustment for (gain) loss on sale of securities available-for-sale included in net income	(12)	—	(12)	—

Other comprehensive income (loss) before tax	139	(11)	3	192
Income tax expense	(53)	—	(1)	—

Other comprehensive income (loss), net of tax	86	(11)	2	192

Total comprehensive income	$2,984	$630	$14,889	$7,792

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2015 and 2014 (unaudited)

(Dollars in thousands, except per share data)

	Common stock			Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non- controlling interest	Total equity
	Shares
	Class A	Class B	Amount

Balance at December 31, 2013	20,318,330	—	$18,319	$30,262	$(191)	$—	$48,390
Net income	—	—	—	7,600	—	—	7,600
Other comprehensive income	—	—	—	—	192	—	192
Reclass from redeemable equity securities	—	—	3,605	—	—	—	3,605
Sales of common stock	45,440	—	200	—	—	—	200
Stock option exercises	191,660	—	177	—	—	—	177
Issuance of common stock grants	685,700	—	2,992	—	—	—	2,992
Common stock issued in private placement, net of offering cost	2,324,770	4,723,530	74,631	—	—	—	74,631
Debt conversion to common stock	287,020	—	3,052	—	—	—	3,052
Stock option based compensation expense	—	—	112	—	—	—	112
Reclassification adjustment for change in taxable status	—	—	(5,123)	5,123	—	—	—
Restricted stock expense	—	—	143	—	—	—	143
Dividends (distributions to shareholders)	—	—	—	(44,150)	—	—	(44,150)

Balance at September 30, 2014	23,852,920	4,723,530	$98,108	$(1,165)	$1	$—	$96,944

Balance at December 31, 2014	23,896,400	4,723,530	$98,672	$(6,943)	$85	$—	$91,814
Net income (loss)	—	—	—	14,910	—	(23)	14,887
Other comprehensive income	—	—	—	—	2	—	2
Consolidation of investment with non-controlling interest	—	—	—	—	—	35	35
Stock option exercises	47,570	—	215	—	—	—	215
Stock option based compensation expense	—	—	726	—	—	—	726
Restricted stock expense	—	—	83	—	—	—	83
Capital contribution from non-controlling interest	—	—	—	—	—	22	22
Issuance of common stock in connection with initial public offering, net of issue costs	5,500,000	—	87,171	—	—	—	87,171
Dividends (distributions to shareholders)	—	—	—	(859)	—	—	(859)

Balance at September 30, 2015	29,443,970	4,723,530	$186,867	$7,108	$87	$34	$194,096

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2015 and 2014 (unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$14,887	$7,600
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,917	1,612
Provision for loan losses	2,339	1,411
Amortization of premium on securities, net of accretion	36	69
Amortization (accretion) of discount (premium) on unguaranteed loans, net	1,650	(376)
Deferred tax expense	936	3,253
Originations of loans held for sale	(740,378)	(531,717)
Proceeds from sales of loans held for sale	508,322	391,626
Net loss on sale of foreclosed assets	12	—
Net increase in servicing assets	(5,591)	(6,046)
Net gains on sale of loans held for sale	(46,604)	(35,465)
Gain on sale of securities available-for-sale	(12)	—
Gain on sale of investment in non-consolidated affiliate	(3,782)	—
Net loss (gain) on disposal of premises and equipment	16	(256)
Stock option based compensation expense	726	112
Restricted stock expense	83	143
Stock grants	—	2,992
Equity in loss of non-consolidated affiliates	26	2,379
Changes in assets and liabilities:
Accounts receivable and other assets	(2,269)	(2,620)
Accrued expenses and other liabilities	2,025	12,198

Net cash used by operating activities	(265,661)	(153,085)

Cash flows from investing activities
Purchases of securities available-for-sale	(15,437)	(31,482)
Proceeds from sales, maturities, calls, and principal paydowns of securities available-for-sale	13,106	1,875
Proceeds from sale of foreclosed assets	352	—
Investment in certificates of deposit	—	(9,250)
Investments in non-consolidated affiliates	—	(6,114)
Proceeds from sale of investment in non-consolidated affiliate	9,896	—
Capital investments in non-consolidated affiliates	—	(500)
Net cash acquired in consolidation of equity method investment	319	—
Capital contribution from non-controlling interest	22	—
Loan originations and principal collections, net	66,835	53,415
Proceeds from sale of premises and equipment	—	2,200
Purchases of premises and equipment, net	(29,295)	(11,303)

Net cash provided (used) by investing activities	45,798	(1,159)

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Cash Flows (Continued)

For the nine months ended September 30, 2015 and 2014 (unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities
Net increase in deposits	240,548	85,990
Proceeds from long term borrowings	12,960	20,305
Repayment of long term borrowings	(12,730)	(2,447)
Proceeds from short term borrowings	—	15,066
Repayment of short term borrowings	(6,100)	—
Stock option exercises	215	177
Sale of common stock, net	87,171	74,831
Shareholder dividend distributions	(2,222)	(38,280)

Net cash provided by financing activities	319,842	155,642

Net increase in cash and cash equivalents	99,979	1,398
Cash and cash equivalents, beginning	29,902	37,244

Cash and cash equivalents, ending	$129,881	$38,642

Supplemental disclosure of cash flow information
Interest paid	$6,501	$3,970
Income tax	11,312	3,253
Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains on available-for-sale securities, net of taxes	$2	$192
Conversion of convertible subordinated debt into common stock	—	3,052
Transfers from loans to foreclosed real estate and other repossessions	700	327
Transfers from foreclosed real estate to SBA receivable	659	289
Transfers of loans accounted for as secured borrowing collateral to other assets	4,575	—
Transfer of loans held for sale to loans held for investment	7,410	8,937
Transfer of loans held for investment to loans held for sale	2,129	16,428
Contingent consideration in acquisition of controlling interest in equity method of investment	170	—
Non-cash dividend	—	9,514

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

Nature of Operations

Live Oak Bancshares, Inc. (the “Company” or “LOB”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was established in May 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending services to small businesses nationwide in targeted industries. The Bank identifies and grows within credit-worthy industries through expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) program. In 2010, the Bank formed Live Oak Number One, Inc., a wholly-owned subsidiary, to hold properties foreclosed on by the Bank. On July 23, 2015 the Company closed on its initial public offering.

In addition to the Bank, the Company owns Independence Aviation, LLC, which was formed for the purpose of purchasing and operating aircraft used for business purposes of the Company, Live Oak Grove, LLC, opened in September 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location, Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans, and 504 Fund Advisors, LLC (“504FA”), formed to serve as the investment advisor to the 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.

The Company acquired control over 504FA, previously carried as an equity method investment, on February 2, 2015 by increasing its ownership from 50.0% to 91.3%. The acquisition of an additional 41.3% of ownership occurred in exchange for contingent consideration estimated to total $170 thousand. Transactions in the third quarter of 2015 increased the Company’s ownership to 92.4%. With 7.6% of ownership remaining with a third party investor, amounts of earnings and equity in 504FA attributable to the third party investor are now disclosed in the Company’s consolidated financial statements as related to a noncontrolling interest.

The Company earns revenue primarily from the sale of SBA-guaranteed loans. This income is comprised of net gains on the sale of loans, revenues on the servicing of sold loans and valuation of loan servicing rights. Net interest income is another contributor to earnings. Offsetting these revenues are the cost of funding sources, provision for loan losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.

General

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015. The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements contained in the Company’s registration statement on Form S-1 (File No. 333-205126), as amended. A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s registration statement on Form S-1, as amended.

The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Amounts in all tables in the Notes to Unaudited Consolidated Financial Statements have been presented in thousands, except percentage, time period, stock option, share and per share data.

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

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Note 2 - Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminated from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both unusual in nature and infrequently occurring. The guidance will be effective for the Company for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this guidance to have a material effect on its consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 amended the consolidation requirements in Accounting Standards Codification (“ASC”) 810 Consolidation. The amendments change the consolidation analysis required under U.S. GAAP, and modify how variable interests held by a reporting entity’s related parties affect its consolidation conclusions. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for the Company on January 1, 2016 and is not expected to have a significant impact on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) (a Consensus of the Emerging Issues Task Force).” The new guidance eliminates the requirement to classify in the fair value hierarchy any investments for which fair value is measured at net asset value per share using the practical expedient. This guidance is effective for interim and annual periods beginning after December 15, 2015. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 will be effective for the Company on January 1, 2016 and is not expected to have a significant impact on the consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income available to common shareholders	$2,901	$641	$14,910	$7,600

Weighted-average basic shares outstanding	32,824,587	25,632,505	30,037,436	22,412,646

Basic earnings per share	$0.09	$0.03	$0.50	$0.34

Diluted earnings per share:
Net income available to common shareholders, for diluted earnings per share	$2,901	$641	$14,910	$7,600

Total weighted-average basic shares outstanding	32,824,587	25,632,505	30,037,436	22,412,646
Add effect of dilutive stock options and restricted stock grants	1,092,695	603,195	892,794	286,789

Total weighted-average diluted shares outstanding	33,917,282	26,235,700	30,930,230	22,699,435

Diluted earnings per share	$0.09	$0.02	$0.48	$0.33

Anti-dilutive shares	1,391,828	328,210	1,562,168	328,210

Pro forma earnings per share

Because the Company was not a taxable entity prior to August 3, 2014, pro forma amounts for income tax expense and basic and diluted earnings per share have been presented below assuming the Company’s effective tax rate of 38.5% for the three and nine months ended September 30, 2014.

	Three Months Ended	Nine Months Ended
Pro forma net income available to common shareholders, after tax	$4,071	$8,349

Pro forma basic earnings per share	$0.16	$0.37

Pro forma diluted earnings per share	$0.16	$0.37

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4. Securities

The carrying amount of securities and their approximate fair values are reflected in the following table:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015
US government agencies	$26,987	$226	$—	$27,213
Residential mortgage-backed securities	22,570	32	136	22,466
Mutual fund	1,930	19	—	1,949

	$51,487	$277	$136	$51,628

December 31, 2014
US government agencies	$35,207	$127	$25	$35,309
Residential mortgage-backed securities	13,973	92	56	14,009

	$49,180	$219	$81	$49,318

During the three months ended September 30, 2015, the Company sold three US government agency securities for $8.3 million at a gain of $12 thousand and purchased four mortgage-backed securities totaling $9.5 million in a transaction designed to enhance cashflow and yield. In addition, during the first and second quarters of 2015, the Company sold six mortgage-backed securities at their carrying amount for $3.4 million in an odd-lot consolidation and purchased two mortgage-backed securities for $4.0 million for the purpose of complying with the Community Reinvestment Act. The Company also invested $1.9 million in the 504 Fund mutual fund. The investment in this mutual fund was purchased at current market value (190,380.762 shares at $9.98 per share). During the nine months ending September 30, 2015, there was $30 thousand of dividend reinvestment in the 504 Fund mutual fund as well. There were no calls or maturities of securities during the three and nine months ending September 30, 2015.

During the three months and nine months ended September 30, 2014, there were purchases of five US government agency securities for $29.9 million as part of a strategic investment plan to utilize excess cash from the $74.6 million private placement capital raise that took place in August 2014 and one mortgage-backed security purchased for $1.6 million for the purpose of complying with the Community Reinvestment Act. There were no calls, sales or maturities of securities during the three and nine months ended September 30, 2014.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$14,453	$114	$3,269	$22	$17,722	$136

Total	$14,453	$114	$3,269	$22	$17,722	$136

	Less Than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$—	$—	$1,224	$25	$1,224	$25
Residential mortgage-backed securities	2,234	4	5,158	52	7,392	56

Total	$2,234	$4	$6,382	$77	$8,616	$81

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4. Securities (Continued)

At September 30, 2015, there were three mortgage-backed securities in unrealized loss positions for greater than 12 months and nine mortgage-backed securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2014, were comprised of six securities, consisting of one US government agency security and five mortgage-backed securities, in unrealized loss positions for greater than 12 months and one mortgage-backed security in an unrealized loss position for less than 12 months.

These unrealized losses are primarily the result of volatility in the market and are related to market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

All residential mortgage-backed securities in the Company’s portfolio at September 30, 2015 and December 31, 2014 were backed by US government sponsored enterprises (“GSEs”).

The following is a summary of investment securities by maturity:

	September 30, 2015 Available-for-sale
	Amortized cost	Fair value
One to five years	$26,987	$27,213
Five to ten years	10,052	10,057
After 10 years	12,518	12,409

	$49,557	$49,679

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled. This table excludes the 504 Fund mutual fund investment.

At September 30, 2015 and December 31, 2014, investment securities with a fair market value of $1.3 million were pledged to secure a line of credit with the Company’s correspondent bank.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses

Loan Portfolio Segments

The following describes the risk characteristics relevant to each of the portfolio segments. Each loan category is assigned a risk grade during the origination and closing process based on criteria described later in this section.

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

Each of the loan types referenced in the sections above is further segmented into verticals in which the Bank chooses to operate. The Bank chooses to finance businesses operating in specific industries because of certain similarities. The similarities range from historical default and loss characteristics to business operations. However, there are differences that create the necessity to underwrite these loans according to varying criteria and guidelines. When underwriting a loan, the Bank considers numerous factors such as cash flow coverage, the credit scores of the guarantors, revenue growth, practice ownership experience and debt service capacity. Minimum guidelines have been set with regard to these various factors and deviations from those guidelines require compensating strengths when considering a proposed loan.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

Loans consist of the following:

	September 30, 2015	December 31, 2014
Commercial & Industrial
Agriculture	$30	$—
Death Care Management	4,831	3,603
Healthcare	13,563	12,319
Independent Pharmacies	41,123	34,079
Registered Investment Advisors	16,304	9,660
Veterinary Industry	20,985	20,902
Other Industries	1,216	494

Total	98,052	81,057
Construction & Development
Agriculture	12,233	3,910
Death Care Management	991	92
Healthcare	7,722	2,957
Independent Pharmacies	687	215
Registered Investment Advisors	75	—
Veterinary Industry	3,038	2,207
Other Industries	679	145

Total	25,425	9,526
Owner Occupied Commercial Real Estate
Agriculture	125	259
Death Care Management	19,575	18,879
Healthcare	33,342	26,173
Independent Pharmacies	5,752	4,750
Registered Investment Advisors	2,981	2,161
Veterinary Industry	61,092	57,934
Other Industries	3,585	1,464

Total	126,452	111,620
Commercial Land
Agriculture	9,354	1,248

Total	9,354	1,248
Total Loans [1]	259,283	203,451
Net Deferred Costs	2,685	2,060
Discount on SBA 7(a) Unguaranteed [2]	(2,416)	(1,575)

Loans, Net of Unearned	$259,552	$203,936

[1]	Total loans include $21.8 million and $21.3 million of U.S. government guaranteed loans as of September 30, 2015 and December 31, 2014, respectively.
[2]	The Company measures the carrying value of the retained portion of loans sold at fair value under ASC Subtopic 825-10. The value of these retained loan balances is discounted based on the estimates derived from comparable unguaranteed loan sales.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

The following tables summarize the risk grades of each category:

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total[1]
September 30, 2015
Commercial & Industrial
Agriculture	$30	$—	$—	$30
Death Care Management	4,727	104	—	4,831
Healthcare	8,007	556	5,000	13,563
Independent Pharmacies	34,795	2,173	4,155	41,123
Registered Investment Advisors	15,952	352	—	16,304
Veterinary Industry	15,873	566	4,546	20,985
Other Industries	1,070	146	—	1,216

Total	80,454	3,897	13,701	98,052
Construction & Development
Agriculture	12,141	92	—	12,233
Death Care Management	991	—	—	991
Healthcare	7,722	—	—	7,722
Independent Pharmacies	687	—	—	687
Registered Investment Advisors	75	—	—	75
Veterinary Industry	3,038	—	—	3,038
Other Industries	679	—	—	679

Total	25,333	92	—	25,425
Owner Occupied Commercial Real Estate
Agriculture	125	—	—	125
Death Care Management	17,041	832	1,702	19,575
Healthcare	28,804	1,716	2,822	33,342
Independent Pharmacies	5,355	397	—	5,752
Registered Investment Advisors	2,981	—	—	2,981
Veterinary Industry	43,754	2,690	14,648	61,092
Other Industries	3,585	—	—	3,585

Total	101,645	5,635	19,172	126,452
Commercial Land
Agriculture	9,354	—	—	9,354

Total	9,354	—	—	9,354
Total	$216,786	$9,624	$32,873	$259,283

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total[1]
December 31, 2014
Commercial & Industrial
Death Care Management	$3,603	$—	$—	$3,603
Healthcare	6,995	538	4,786	12,319
Independent Pharmacies	27,673	2,726	3,680	34,079
Registered Investment Advisors	9,660	—	—	9,660
Veterinary Industry	15,513	1,121	4,268	20,902
Other Industries	333	161	—	494

Total	63,777	4,546	12,734	81,057
Construction & Development
Agriculture	3,910	—	—	3,910
Death Care Management	92	—	—	92
Healthcare	2,957	—	—	2,957
Independent Pharmacies	215	—	—	215
Veterinary Industry	2,207	—	—	2,207
Other Industries	145	—	—	145

Total	9,526	—	—	9,526
Owner Occupied Commercial Real Estate
Agriculture	259	—	—	259
Death Care Management	16,519	639	1,721	18,879
Healthcare	22,778	938	2,457	26,173
Independent Pharmacies	4,709	41	—	4,750
Registered Investment Advisors	2,161	—	—	2,161
Veterinary Industry	40,281	3,601	14,052	57,934
Other Industries	1,176	—	288	1,464

Total	87,883	5,219	18,518	111,620
Commercial Land
Agriculture	1,248	—	—	1,248

Total	1,248	—	—	1,248
Total	$162,434	$9,765	$31,252	$203,451

[1]	Total loans include $21.8 million of U.S. government guaranteed loans as of September 30, 2015, segregated by risk grade as follows: Risk Grades 1 – 4 = $0, Risk Grade 5 = $1.1 million, Risk Grades 6 – 8 = $20.7 million. As of December 31, 2014 total loans include $21.3 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $0, Risk Grade 5 = $1.1 million, Risk Grades 6 – 8 = $20.2 million.

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

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
September 30, 2015
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$30	$30	$—
Death Care Management	—	—	—	—	—	4,831	4,831	—
Healthcare	—	277	—	2,321	2,598	10,965	13,563	—
Independent Pharmacies	313	615	—	1,170	2,098	39,025	41,123	—
Registered Investment Advisors	—	—	—	—	—	16,304	16,304	—
Veterinary Industry	114	110	646	2,257	3,127	17,858	20,985	—
Other Industries	—	—	—	—	—	1,216	1,216	—

Total	427	1,002	646	5,748	7,823	90,229	98,052	—
Construction & Development
Agriculture	—	—	—	—	—	12,233	12,233	—
Death Care Management	—	—	—	—	—	991	991	—
Healthcare	—	46	—	—	46	7,676	7,722	—
Independent Pharmacies	—	—	—	—	—	687	687	—
Registered Investment Advisors	—	—	—	—	—	75	75	—
Veterinary Industry	—	—	—	—	—	3,038	3,038	—
Other Industries	—	—	—	—	—	679	679	—

Total	—	46	—	—	46	25,379	25,425	—
Owner Occupied Commercial Real Estate
Agriculture	—	—	—	—	—	125	125	—
Death Care Management	1,479	—	—	—	1,479	18,096	19,575	—
Healthcare	—	—	—	2,308	2,308	31,034	33,342	—
Independent Pharmacies	—	—	—	—	—	5,752	5,752	—
Registered Investment Advisors	—	—	—	—	—	2,981	2,981	—
Veterinary Industry	2,959	5,279	165	4,651	13,054	48,038	61,092	—
Other Industries	—	—	—	—	—	3,585	3,585	—

Total	4,438	5,279	165	6,959	16,841	109,611	126,452	—
Commercial Land
Agriculture	—	—	—	—	—	9,354	9,354	—

Total	—	—	—	—	—	9,354	9,354	—

Total[1]	$4,865	$6,327	$811	$12,707	$24,710	$234,573	$259,283	$—

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
December 31, 2014
Commercial & Industrial
Death Care Management	$—	$—	$—	$—	$—	$3,603	$3,603	$—
Healthcare	—	1,059	232	2,420	3,711	8,608	12,319	—
Independent Pharmacies	—	98	—	1,224	1,322	32,757	34,079	—
Registered Investment Advisors	—	—	—	—	—	9,660	9,660	—
Veterinary Industry	1,025	276	4	2,228	3,533	17,369	20,902	—
Other Industries	—	—	—	—	—	494	494	—

Total	1,025	1,433	236	5,872	8,566	72,491	81,057	—
Construction & Development
Agriculture	—	—	—	—	—	3,910	3,910	—
Death Care Management	—	—	—	—	—	92	92	—
Healthcare	—	—	—	—	—	2,957	2,957	—
Independent Pharmacies	—	—	—	—	—	215	215	—
Veterinary Industry	—	—	—	—	—	2,207	2,207	—
Other Industries	—	—	—	—	—	145	145	—

Total	—	—	—	—	—	9,526	9,526	—
Owner Occupied Commercial Real Estate
Agriculture	—	—	—	—	—	259	259	—
Death Care Management	—	—	—	1,721	1,721	17,158	18,879	—
Healthcare	—	145	230	2,082	2,457	23,716	26,173	—
Independent Pharmacies	—	—	—	—	—	4,750	4,750	—
Registered Investment Advisors	—	—	—	—	—	2,161	2,161	—
Veterinary Industry	2,464	5,101	1,951	2,836	12,352	45,582	57,934	—
Other Industries	—	—	—	275	275	1,189	1,464	—

Total	2,464	5,246	2,181	6,914	16,805	94,815	111,620	—
Commercial Land
Agriculture	—	—	—	—	—	1,248	1,248	—

Total	—	—	—	—	—	1,248	1,248	—

Total[1]	$3,489	$6,679	$2,417	$12,786	$25,371	$178,080	$203,451	$—

[1]	Total loans include $21.8 million of U.S. government guaranteed loans as of September 30, 2015, of which $11.1 million is greater than 90 days past due, $3.1 million is 30-89 days past due and $7.6 million is included in current loans as presented above. As of December 31, 2014, total loans include $21.3 million of U.S. government guaranteed loans, of which $11.7 million is greater than 90 days past due, $3.5 million is 30-89 days past due and $6.1 million is included in current loans as presented above.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

Nonaccrual Loans

Loans that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans had been accrued in accordance with the original terms, interest income would have increased by approximately $358 thousand and $56 thousand for the three months ended September 30, 2015 and 2014, respectively, and for the nine months ended September 30, 2015 and 2014 interest income would have increased approximately $665 thousand and $147 thousand, respectively. All nonaccrual loans are included in the held for investment portfolio.

Nonaccrual loans as of September 30, 2015 and December 31, 2014 are as follows:

September 30, 2015	Loan Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$2,321	$2,136	$185
Independent Pharmacies	1,483	1,344	139
Veterinary Industry	3,017	2,979	38

Total	6,821	6,459	362
Owner Occupied Commercial Real Estate
Death Care Management	1,479	1,309	170
Healthcare	2,308	1,990	318
Veterinary Industry	7,775	6,063	1,712

Total	11,562	9,362	2,200
Total	$18,383	$15,821	$2,562

December 31, 2014	Loan Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$2,652	$2,368	$284
Independent Pharmacies	1,224	1,139	85
Veterinary Industry	3,257	3,113	144

Total	7,133	6,620	513
Owner Occupied Commercial Real Estate
Death Care Management	1,721	1,505	216
Healthcare	2,312	1,919	393
Veterinary Industry	7,251	5,236	2,015
Other Industries	275	275	—

Total	11,559	8,935	2,624
Total	$18,692	$15,555	$3,137

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

Allowance for Loan Loss Methodology

The methodology and the estimation process for calculating the Allowance for Loan Losses (“ALL”) is described below:

Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the ALL, set forth in GAAP. The Company’s methodology for determining the ALL is based on the requirements of GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The ALL is determined by the sum of three separate components: (i) the impaired loan component, which addresses specific reserves for impaired loans; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans; and (iii) an unallocated reserve component (if any) based on management’s judgment and experience. The loan pools and impaired loans are mutually exclusive; any loan that is impaired is excluded from its homogenous pool for purposes of that pool’s reserve calculation, regardless of the level of impairment.

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

Individual specific reserve amounts imply probability of loss and may not be carried in the reserve indefinitely. When the amount of the actual loss becomes reasonably quantifiable, the amount of the loss is charged off against the ALL, whether or not all liquidation and recovery efforts have been completed. If the total amount of the individual specific reserve that will eventually be charged off cannot yet be sufficiently quantified but some portion of the impairment can be viewed as a confirmed loss, then the confirmed loss portion should be charged off against the ALL and the individual specific reserve reduced by a corresponding amount.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

The following tables detail activity in the allowance for loan losses by portfolio segment allowance for the periods presented:

Three months ended:	Construction & Development	Owner Occupied Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
September 30, 2015
Beginning Balance	$844	$2,346	$1,653	$340	$5,183
Charge offs	—	(7)	(280)	—	(287)
Recoveries	—	12	33	—	45
Provision	336	(260)	830	306	1,212

Ending Balance	$1,180	$2,091	$2,236	$646	$6,153

September 30, 2014
Beginning Balance	$300	$1,931	$1,312	$25	$3,568
Charge offs	—	(227)	(294)	—	(521)
Recoveries	—	5	13	—	18
Provision	159	316	(24)	61	512

Ending Balance	$459	$2,025	$1,007	$86	$3,577

Nine months ended:	Construction & Development	Owner Occupied Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
September 30, 2015
Beginning Balance	$586	$2,291	$1,369	$161	$4,407
Charge offs	—	(128)	(638)	—	(766)
Recoveries	—	100	73	—	173
Provision	594	(172)	1,432	485	2,339

Ending Balance	$1,180	$2,091	$2,236	$646	$6,153

September 30, 2014
Beginning Balance	$350	$1,511	$862	$—	$2,723
Charge offs	—	(346)	(302)	—	(648)
Recoveries	—	72	19	—	91
Provision	109	788	428	86	1,411

Ending Balance	$459	$2,025	$1,007	$86	$3,577

The following tables detail the recorded allowance for loan losses and the investment in loans related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

September 30, 2015	Construction & Development	Owner Occupied Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan Losses:
Loans individually evaluated for impairment	$—	$1,032	$924	$—	$1,956
Loans collectively evaluated for impairment	1,180	1,059	1,312	646	4,197

Total allowance for loan losses	$1,180	$2,091	$2,236	$646	$6,153

Loans receivable [1]:
Loans individually evaluated for impairment	$—	$15,164	$9,824	$—	$24,988
Loans collectively evaluated for impairment	25,425	111,288	88,228	9,354	234,295

Total loans receivable	$25,425	$126,452	$98,052	$9,354	$259,283

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

December 31, 2014	Construction & Development	Owner Occupied Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan Losses:
Loans individually evaluated for impairment	$—	$1,051	$676	$—	$1,727
Loans collectively evaluated for impairment	586	1,240	693	161	2,680

Total allowance for loan losses	$586	$2,291	$1,369	$161	$4,407

Loans Receivable [1]:
Loans individually evaluated for impairment	$—	$15,018	$9,984	$—	$25,002
Loans collectively evaluated for impairment	9,526	96,602	71,073	1,248	178,449

Total loans receivable	$9,526	$111,620	$81,057	$1,248	$203,451

[1]	Loans receivable includes $21.8 million of U.S. government guaranteed loans as of September 30, 2015, of which $19.5 million are included in loans individually evaluated for impairment and $2.3 million are included in loans collectively evaluated for impairment, as presented above. As of December 31, 2014, loans receivable includes $21.3 million of U.S. government guaranteed loans, of which $19.5 million are included in loans individually evaluated for impairment and $2.0 million are included in loans collectively evaluated for impairment, as presented above.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

Loans individually evaluated for impairment as of the dates presented are summarized in the following tables.

September 30, 2015	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$4,155	$3,290	$865
Independent Pharmacies	2,279	1,679	600
Veterinary Industry	3,390	2,979	411

Total	9,824	7,948	1,876
Owner Occupied Commercial Real Estate
Death Care Management	1,477	1,309	168
Healthcare	2,498	1,990	508
Veterinary Industry	11,189	8,252	2,937

Total	15,164	11,551	3,613
Total	$24,988	$19,499	$5,489

December 31, 2014	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$4,205	$3,540	$665
Independent Pharmacies	2,199	1,492	707
Veterinary Industry	3,580	3,113	467

Total	9,984	8,145	1,839
Owner Occupied Commercial Real Estate
Death Care Management	1,720	1,505	215
Healthcare	2,309	1,919	390
Veterinary Industry	10,715	7,456	3,259
Other Industries	274	274	—

Total	15,018	11,154	3,864
Total	$25,002	$19,299	$5,703

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

The following table presents evaluated balances of loans classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan fees or costs.

	September 30, 2015
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Healthcare	$4,152	$3	$4,155	$4,324	$483
Independent Pharmacies	2,091	188	2,279	2,668	335
Veterinary Industry	3,352	38	3,390	4,069	106

Total Commercial & Industrial	9,595	229	9,824	11,061	924
Owner Occupied Commercial Real Estate
Death Care Management	1,477	—	1,477	1,613	11
Healthcare	2,361	137	2,498	2,606	65
Veterinary Industry	10,743	446	11,189	12,042	956

Total Owner Occupied Commercial Real Estate	14,581	583	15,164	16,261	1,032

Total Impaired Loans	$24,176	$812	$24,988	$27,322	$1,956

	December 31, 2014
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Healthcare	$4,202	$3	$4,205	$4,854	$361
Independent Pharmacies	2,005	194	2,199	2,497	206
Veterinary Industry	3,540	40	3,580	4,062	109

Total Commercial & Industrial	9,747	237	9,984	11,413	676
Owner Occupied Commercial Real Estate
Death Care Management	1,720	—	1,720	1,856	20
Healthcare	2,268	41	2,309	2,413	82
Veterinary Industry	9,796	919	10,715	11,571	947
Other Industries	274	—	274	367	2

Total Owner Occupied Commercial Real Estate	14,058	960	15,018	16,207	1,051

Total Impaired Loans	$23,805	$1,197	$25,002	$27,620	$1,727

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

	Three months ended September 30, 2015		Three months ended September 30, 2014
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Healthcare	$3,460	$24	$2,783	$—
Independent Pharmacies	2,395	13	818	5
Veterinary Industry	3,790	5	2,910	36

Total Commercial & Industrial	9,645	42	6,511	41
Owner Occupied Commercial Real Estate
Death Care Management	1,412	—	—	—
Healthcare	2,474	—	2,426	—
Veterinary Industry	11,412	42	10,217	81

Total Owner Occupied Commercial Real Estate	15,298	42	12,643	81

Total	$24,943	$84	$19,154	$122

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Healthcare	$3,388	$72	$2,051	$1
Independent Pharmacies	2,524	38	361	8
Veterinary Industry	3,482	13	3,714	63

Total Commercial & Industrial	9,394	123	6,126	72
Owner Occupied Commercial Real Estate
Death Care Management	1,461	—	—	—
Healthcare	2,372	—	2,047	—
Veterinary Industry	11,357	132	10,971	252

Total Owner Occupied Commercial Real Estate	15,190	132	13,018	252

Total	$24,584	$255	$19,144	$324

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

The following table represent the types of TDRs that were made during the periods presented:

	Three months ended September 30, 2015			Three months ended September 30, 2014
	All Restructurings			All Restructurings
	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
Interest Only
Commercial & Industrial
Independent Pharmacies	—	$—	$—	1	$144	$143

Total Interest Only	—	—	—	1	144	143
Extended Amortization
Commercial & Industrial
Independent Pharmacies	2	322	313	—	—	—

Total Extended Amortization	2	322	313	—	—	—
Payment Deferral
Owner Occupied Commercial Real Estate
Deathcare Management	—	—	—	1	353	217

Total Payment Deferral	—	—	—	1	353	217

Total	2	$322	$313	2	$497	$360

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	All Restructurings			All Restructurings
	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
Interest Only
Commercial & Industrial
Healthcare	3	$1,093	$1,093	—	$—	$—
Independent Pharmacies	—	—	—	1	144	143
Owner Occupied Commercial Real Estate
Healthcare	1	95	95	—	—	—
Veterinary Industry	—	—	—	1	8	8

Total Interest Only	4	1,188	1,188	2	152	151
Extended Amortization
Commercial & Industrial
Independent Pharmacies	2	322	313	2	379	367

Total Extended Amortization	2	322	313	2	379	367
Payment Deferral
Commercial & Industrial
Veterinary Industry	—	—	—	3	219	216
Owner Occupied Commercial Real Estate
Deathcare Management	—	—	—	1	353	217

Total Payment Deferral	—	—	—	4	572	433

Total	6	$1,510	$1,501	8	$1,103	$951

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Loans and Allowance for Loan Losses (Continued)

Concessions made to improve a loan’s performance have varying degrees of success. No TDRs that were modified within the twelve months ended September 30, 2015 subsequently defaulted during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, one TDR that was modified within the twelve months ended September 30, 2014 subsequently defaulted. This TDR was an owner occupied commercial real estate deathcare management loan that was previously modified for payment deferral. The recorded investment for this TDR at September 30, 2014 was $217 thousand.

Note 6. Servicing Assets

Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of loans serviced for others were $1.79 billion and $1.47 billion at September 30, 2015 and December 31, 2014, respectively.

The following summarizes the activity pertaining to servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$39,983	$33,181	$34,999	$29,053
Additions, net	3,613	2,902	10,322	7,653
Changes in fair value	(3,006)	(984)	(4,731)	(1,607)

Balance at end of period	$40,590	$35,099	$40,590	$35,099

The fair value of servicing rights was determined using discount rates ranging from 9.23% to 13.52% on September 30, 2015, and 6.45% to 12.52% on September 30, 2014. The fair value of servicing rights was determined using prepayment speeds ranging from 4.05% to 9.90% on September 30, 2015 and 1.89% to 9.24% on September 30, 2014, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing revenue and revaluation.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7. Borrowings

Total outstanding short and long term borrowings consisted of the following:

	September 30, 2015	December 31, 2014
Short term borrowings
On September 18, 2014, the Company entered into a line of credit of $6.1 million with an unaffiliated commercial bank, secured by 1,900,000 shares of common stock of nCino, Inc., a former subsidiary of the Company. At December 31, 2014 there was $6.1 million advanced on the line of credit. Interest accrues at 30 day LIBOR (0.16% at December 31, 2014) plus 3.50% for a term of 12 months. Payments are interest only with all principal and accrued interest due on September 18, 2015. This loan was repaid in full on February 23, 2015.	$—	$6,100

Total short term borrowings	$—	$6,100

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7. Borrowings (Continued)

	September 30, 2015	December 31, 2014
Long term borrowings

In April 2011, the Company elected to participate in the U.S. Treasury’s Small Business Lending Fund program (“SBLF”) whereby the U.S. Treasury agreed to purchase $6.8 million in senior securities. During the initial interest period the applicable interest rate was set at 1.5%. For all remaining interest periods, which commenced on January 1, 2012, the interest rate is determined based on a formula which encompasses the percentage change in qualified lending as well as a non-qualifying portion percentage. This rate can range from 1.5% to 10.8%. At September 30, 2015 the interest rate was 1.50%. Interest is payable quarterly in arrears. With the approval of the Company’s regulator, the Company may exit the Small Business Lending Fund at any time simply by repaying the funding provided along with any accrued but unpaid interest. If the institution wishes to repay its SBLF funding in partial payments, each partial payment must be at least 25% of the original funding amount. All senior securities will mature on September 13, 2021 at which time all principal and accrued interest will be due.

	$6,800	$6,800
On May 12, 2014, Independence Aviation financed the purchase of an airplane by entering into a promissory note with an unaffiliated commercial bank in the amount of $6 million which carries a fixed rate of 4.97% for a term of 59 months. Monthly payments are set at $48 thousand with all principal and accrued interest due on May 12, 2019.	5,631	5,842

On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive main campus for a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main facility location. Payments are interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments beginning in October 2016 will be $146 thousand with all principal and accrued interest due on September 11, 2021. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. The construction line is fully disbursed and there was no remaining available credit on this construction line at September 30, 2015.

	24,000	16,914

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7. Borrowings (Continued)

	September 30, 2015	December 31, 2014
On September 18, 2014, the Company entered into a note payable revolving line of credit of $8.1 million with an unaffiliated commercial bank, with the first advance of $5 million on December 14, 2014. The note is unsecured and accrues interest at LIBOR plus 3.50% for a term of 36 months. The current rate is 3.693%. Payments are interest only with all principal and accrued interest due on September 18, 2017. There is no outstanding balance at September 30, 2015; therefore, there is $8.1 million of available credit on this note at September 30, 2015.	—	5,000
On August 1, 2014, the Company entered into a note payable line of credit of $15 million with an unaffiliated commercial bank, secured by 100% of Live Oak Banking Company’s outstanding common stock. Interest accrues at LIBOR plus 4.00% for a term of 36 months. Payments are interest only with all principal and accrued interest due on August 1, 2017. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. This note was repaid in full on July 29, 2015.	—	7,210
On March 10, 2015, Independence Aviation refinanced an existing loan with Live Oak Banking Company and entered into a new loan with an unaffiliated commercial bank in the amount of $1.2 million which carries a fixed rate of 4.96% for a term of 51 months. Monthly payments are set at $9 thousand with all principal and accrued interest due on June 10, 2019.	1,173	—

On February 23, 2015 the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The interest rate at September 30, 2015 is 4.25%. The maturity date is October 5, 2019. The pledged collateral is classified in other assets with a fair value of $4.5 million at September 30, 2015. Underlying loans carry a risk grade of 3 and are current with no delinquencies. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios.

	4,475	—
With the acquisition of GLS on September 1, 2013, the Company assumed the obligation to pay a former GLS partner $250 thousand at $10 thousand a month over a 24 month period. This obligation was paid in full on August 17, 2015.	—	83

Total long term borrowings	$42,079	$41,849

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

Investment Securities: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, discounted cash flow or at net asset value per share. Level 2 securities would include US government agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

The Company invested $1.9 million in the 504 Fund mutual fund on March 31, 2015 and accordingly identified it as a Level 1 investment on that date. During the second quarter of 2015, the Company transferred this $1.9 million investment from Level 1 to Level 2, where it continues to be classified.

Impaired Loans: Impairment of a loan is based on the fair value of the collateral of the loan for collateral-dependent loans. Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. For non-collateral dependent loans, impairment is determined by the present value of expected future cash flows. Impaired loans classified as Level 3 are based on management’s judgment and estimation.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8. Fair Value of Financial Instruments (Continued)

Recurring Fair Value

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2015	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$27,213	$—	$27,213	$—
Residential mortgage-backed securities	22,466	—	22,466	—
Mutual fund	1,949	—	1,949	—
Servicing assets[1]	40,590	—	—	40,590

Total assets at fair value	$92,218	$—	$51,628	$40,590

December 31, 2014	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$35,309	$—	$35,309	$—
Residential mortgage-backed securities	14,009	—	14,009	—
Servicing assets[1]	34,999	—	—	34,999

Total assets at fair value	$84,317	$—	$49,318	$34,999

[1]	See Note 6 for a rollforward of recurring Level 3 fair values for servicing assets.

Non-recurring Fair Value

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

September 30, 2015	Total	Level 1	Level 2	Level 3
Impaired loans	$22,224	$—	$—	$22,224
Foreclosed assets	48	—	—	48

Total assets at fair value	$22,272	$—	$—	$22,272

December 31, 2014	Total	Level 1	Level 2	Level 3
Impaired loans	$24,016	$—	$—	$24,016
Foreclosed assets	371	—	—	371

Total assets at fair value	$24,387	$—	$—	$24,387

Level 3 Analysis

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2015 and December 31, 2014 the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2015

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$22,224	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 20% Weighted average discount rate 5.97%
Foreclosed Assets	$48	Discounted appraisals	Appraisal adjustments (1)	10% to 20%

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8. Fair Value of Financial Instruments (Continued)

December 31, 2014

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$24,016	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 20% Weighted average discount rate 4.88%
Foreclosed Assets	$371	Discounted appraisals	Appraisal adjustments (1)	10% to 20%

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

September 30, 2015	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$129,881	$129,881	$—	$—	$129,881
Certificates of deposit with other banks	10,000	9,984	—	—	9,984
Investment securities, available-for-sale	51,628	—	51,628	—	51,628
Loans held for sale	443,871	—	—	458,780	458,780
Loans, net of allowance for loan losses	253,399	—	—	247,906	247,906
Servicing assets	40,590	—	—	40,590	40,590
Accrued interest receivable	4,841	4,841	—	—	4,841
Financial liabilities
Deposits	762,628	—	754,715	—	754,715
Accrued interest payable	243	243	—	—	243
Long term borrowings	42,079	—	—	44,987	44,987

December 31, 2014	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$29,902	$29,902	$—	$—	$29,902
Certificates of deposit with other banks	10,000	9,861	—	—	9,861
Investment securities, available-for-sale	49,318	—	49,318	—	49,318
Loans held for sale	295,180	—	—	304,504	304,504
Loans, net of allowance for loan losses	199,529	—	—	194,007	194,007
Servicing assets	34,999	—	—	34,999	34,999
Accrued interest receivable	3,059	3,059	—	—	3,059
Financial liabilities
Deposits	522,080	—	522,058	—	522,058
Accrued interest payable	190	190	—	—	190
Short term borrowings	6,100	—	—	6,100	6,100
Long term borrowings	41,849	—	—	44,738	44,738

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

	September 30, 2015	December 31, 2014
Commitments to extend credit	$747,909	$537,951
Plexus Capital - Fund II Investment Commitment	100	100
Plexus Capital - Fund III Investment Commitment	300	350

Total unfunded off-balance sheet credit risk	$748,309	$538,401

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

Concentrations of Credit Risk

Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans and commitments to extend credit have been granted to customers in the independent pharmacy and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained exposure exceeds $2.0 million, except for one relationship that has a retained exposure of $2.8 million.

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

Stock Options

Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the three months ended September 30, 2015 and 2014, the Company recognized $431 thousand and $33 thousand in compensation expense for stock options, respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized $726 thousand and $112 thousand in compensation expense for stock options, respectively.

Stock option activity under the plan during the nine month periods ended September 30, 2015 and 2014 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,737,570	$5.51
Exercised	47,570	4.52
Forfeited	192,671	8.38
Granted	1,829,748	15.52

Outstanding at September 30, 2015	3,327,077	$10.86	9.16 years	$29,197,309

Exercisable at September 30, 2015	158,950	$4.65	8.05 years	$2,382,744

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2013	225,000	$1.01
Exercised	191,660	0.92
Forfeited	170,590	4.40
Granted	1,874,820	5.48

Outstanding at September 30, 2014	1,737,570	$5.51	9.54 years	$8,902,969

Exercisable at September 30, 2014	22,227	$1.52	7.04 years	$202,486

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10. Stock Plans (Continued)

The following is a summary of non-vested stock option activity for the Company for the nine months ended September 30, 2015 and 2014.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	1,704,230	$1.18
Granted	1,829,748	6.79
Vested	173,180	0.97
Forfeited	192,671	2.63

Non-vested at September 30, 2015	3,168,127	$4.35

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	91,754	$0.44
Granted	1,874,820	1.13
Vested	80,641	0.44
Forfeited	170,590	0.58

Non-vested at September 30, 2014	1,715,343	$1.18

The total intrinsic value of options exercised at September 30, 2015 and 2014 was $392 thousand and $771 thousand, respectively.

At September 30, 2015, unrecognized compensation costs relating to stock options amounted to $13.1 million which will be expensed over the next 7 years.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Weighted average assumptions used for options granted during 2015 were as follows: risk free rate of 1.96%, dividend yield of 1.00%, volatility of 43.38% and average life of 4-7 years.

Live Oak Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10. Stock Plans (Continued)

Restricted Stock

Restricted stock activity under the plan during the first nine months of 2015 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	—	$—
Granted	65,122	16.10
Vested	—	—
Exercised	—	—
Forfeited	607	10.63

Non-vested at September 30, 2015	64,515	$16.15

For the three months ended September 30, 2015 and 2014, the Company recognized $67 thousand and a credit of ($19) thousand in compensation expense due to forfeited shares for restricted stock, respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized $83 thousand and $143 thousand in compensation expense for restricted stock, respectively.

At September 30, 2015, unrecognized compensation costs relating to restricted stock amounted to $959 thousand which will be expensed over the next 3.75 years.

The fair value of each restricted stock unit is based on the market value of the Company’s stock on the date of the grant.

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

Important Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that management believes are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “may,” “should,” “could,” “would,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this quarterly report on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements management may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to the Company at the time. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this quarterly report on Form 10-Q are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of the Company’s future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. These risks, uncertainties and assumptions include, without limitation:

•	deterioration in the financial condition of borrowers resulting in significant increases in the Company’s loan losses and provisions for those losses and other adverse impacts to results of operations and financial condition;

•	changes in SBA loan products, including specifically the Section 7(a) program, or changes in SBA standard operating procedures;

•	changes in interest rates that affect the level and composition of deposits, loan demand and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•	a reduction in or the termination of the Company’s ability to use the technology-based platform that is critical to the success of the Company’s business model, including a failure in or a breach of the Company’s operational or security systems or those of its third party service providers;

•	changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts operations, including reduced rates of business formation and growth, demand for the Company’s products and services, commercial and residential real estate development, real estate prices, and valuation of servicing rights;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•	the effects of competition from other commercial banks, non-bank lenders, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and mutual funds, and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet;

•	governmental monetary and fiscal policies as well as other legislative and regulatory changes, including with respect to SBA lending programs;

•	changes in political and economic conditions, including continuing political and economic effects of the global economic downturn and other major developments;

•	the impact of heightened regulatory scrutiny of financial products, primarily led by the Consumer Financial Protection Bureau;

•	the ability to comply with any requirements imposed on the Company or the Bank by respective regulators, and the potential negative consequences that may result;

•	Operational, compliance and other factors, including conditions in local areas in which we conduct business such as inclement weather or a reduction in the availability of services or products for which loan proceeds will be used, that could prevent or delay closing and funding loans before they can be sold in the secondary market;

•	the effect of any mergers, acquisitions or other transactions, to which the Company or the Bank may from time to time be a party, including management’s ability to successfully integrate any businesses that the Company or Bank acquire;

•	other risk factors listed from time to time in reports that the Company files with the SEC, including in the Company’s registration statement on Form S-1 (File No. 333-205126), as amended; and

•	the success at managing the risks involved in the foregoing.

Except as otherwise disclosed, forward-looking statements do not reflect: (i) the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed; (ii) any changes in laws, regulations or regulatory interpretations; or (iii) any change in current dividend or repurchase strategies, in each case after the date as of which such statements are made. All forward-looking statements speak only as of the date on which such statements are made, and LOB undertakes no obligation to update any statement, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s interim consolidated financial statements and accompanying notes. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements for the year ended December 31, 2014 and accompanying notes and other detailed information appearing in the Company’s registration statement on Form S-1(File No. 333-205126), as amended, filed with the SEC.

Amounts in all tables in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been presented in thousands, except percentage, time period, stock option, share and per share data

Nature of Operations

Live Oak Bancshares, Inc. (the “Company” or “LOB”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was established in May 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending services to small businesses nationwide in targeted industries. The Bank identifies and grows within selected industry sectors, or verticals, by leveraging expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) program. In 2010, the Bank formed Live Oak Number One, Inc., a wholly-owned subsidiary, to hold properties foreclosed on by the Bank.

In addition to the Bank, the Company owns Independence Aviation, LLC, which was formed for the purpose of purchasing and operating aircraft used for the Company’s business purposes, Live Oak Grove, LLC, opened in September 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location, Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans, and 504 Fund Advisors, LLC (“504FA”), which was formed to serve as the investment advisor to the 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.

The Company earns revenue primarily from the sale of SBA-guaranteed loans. This income is comprised of loan servicing revenue and revaluation and net gains on sales of loans. Net interest income is another contributor to earnings. Offsetting these revenues are the cost of funding sources, provision for loan losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.

On July 23, 2015 the Company closed on its initial public offering.

Conversion from S Corporation to C Corporation

Effective August 3, 2014, the Company terminated its status as an “electing small business corporation,” or S corporation, under Subchapter S of the Internal Revenue Code of 1986, or the Code, and became a C corporation under the Code for income tax purposes. As a result of the conversion to a C corporation, the Company recorded a net deferred tax liability of $3.3 million on the balance sheet. Upon recognition of the deferred tax liability the Company also recorded an offsetting adjustment to income tax expense of $3.3 million, which decreased after-tax earnings and shareholders’ equity by the same amount.

Business Outlook

Below is a discussion of management’s current expectations regarding company performance over the near-term based on market conditions, the regulatory environment and business strategies as of the time the Company filed this Report. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. See “Important Note Regarding Forward-Looking Statements” in this Report for more information on forward-looking statements.

Third quarter 2015 results demonstrated solid underlying financial performance and growth momentum for the Company. Management is focused not only on building out existing verticals but incrementally adding new verticals to the loan portfolio. The Company expects to originate approximately $1.1 billion in loans for the year 2015. Personnel and travel expenses increased during the first nine months of 2015 primarily due to further investment to support the growing loan production as well as development of a new small loan platform and other infrastructure costs, and the Company expects noninterest expense to increase consistent with the growth stage of its lifecycle.

During the first three quarters of 2015, the percentage of loans that the Company originated representing multi-advance loans increased, and the Company expects that percentage to continue on an upward trend over the next several quarters. The Company anticipates this trend will drive growth in the portfolio of loans held for sale, and a consequence of this growth will likely be an increase in the time period before gain-on-sale and servicing revenue on these loans can be realized. The Company expects a growing portfolio of loans held for sale to have a positive impact on net interest income and to partially offset the impact of the increased timing to the recognition of noninterest income. In addition, if loan production continues to increase with an increased focus on multi-advance loans, the Company also anticipates a decline over the next several quarters in the amount of loans sold as a percentage of the loans the Company originates.

Net gains on sale of loans is primarily driven by the volume of loans sold and the premium paid in the secondary market for these loans. During the third quarter of 2015, the average net gain on sale for loans sold decreased below prior quarters’ gains, which management believes was driven primarily by market conditions. There has been some stabilization in the market since the end of the third quarter, with average net gain on sale trending up from these lower levels. Market conditions indicate that trend will continue in the fourth quarter, though it is uncertain whether the premiums paid for loans that the Company sells will return to prior levels or, if so, when that may occur.

Results of Operations

Performance Summary

Three months ended September 30, 2015 compared with three months ended September 30, 2014

For the three months ended September 30, 2015, the Company reported net income of $2.9 million, or $0.09 per diluted share, as compared to $641 thousand, or $0.02 per diluted share, for the three months ended September 30, 2014. This $2.3 million increase in quarterly net income is principally due to the following items:

•	Increased net interest income of $2.7 million, or 69.7%, arising primarily from an increase in levels of loans held for sale related to originations in newer verticals that require a period of loan advances before being sold, which loans are sometimes referred to as “multi-advance loans” in this Report;

•	Increased noninterest income of $1.3 million, or 7.7%, related principally to increased gains on sales of loans of $2.3 million, or 17.7%, partially offset by a $1.7 million, or 51.5%, decrease in loan servicing revenue and revaluation arising from increased negative servicing asset valuation adjustments of $2.0 million in the third quarter of 2015; and

•	Decreased income tax expense of $3.7 million, or 62.7%. The higher level of income tax expense in the third quarter of 2014 was related to a one-time $3.3 million deferred tax liability recorded upon conversion from an S to C corporation.

Partially offsetting the above items which contributed to increased levels of net income was increased noninterest expense of $4.8 million, or 36.0%. The increased level of noninterest expense was principally driven by costs underlying increased loan production and the build out of new initiatives of the Company, including increased salaries of $3.8 million, or 62.6%, and travel expense of $389 thousand, or 21.7%.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

For the nine months ended September 30, 2015, the Company reported net income of $14.9 million, or $0.48 per diluted share, as compared to $7.6 million, or $0.33 per diluted share, for the nine months ended September 30, 2014. This increase in net income is primarily attributable to the following items:

•	Increased net interest income of $6.6 million, or 63.7%, arising primarily from an increase in levels of loans held for sale related to originations in newer verticals that require a period of loan advances before being sold; and

•	Increased noninterest income of $16.1 million, or 36.8%, predominately comprised of $11.1 million, or 31.4%, growth in net gains on sale of loans, the absence of (i) $2.4 million in one-time losses on investments in non-consolidated affiliates and (ii) a one-time gain of $3.8 million related to the sale of an investment in nCino, Inc., a former subsidiary of the Company (“nCino”), partially offset by a $2.1 million, or 21.8%, decrease in loan servicing revenue and revaluation arising from increased negative servicing asset valuation adjustments of $3.1 million in the nine months ended September 30, 2015.

Partially offsetting the above items which contributed to increased levels of net income was increased noninterest expense of $10.3 million, or 26.2%. The increased level of noninterest expense was principally driven by costs underlying increased loan production and the build out of new initiatives of the Company, including increases to salaries of $5.8 million, or 26.5%, and to travel expense of $2.0 million, or 50.9%. Also partially offsetting the contributors to increased levels of net income was an increase to income tax expense of $4.3 million, or 71.9%, arising from the Company’s status as a C Corporation commencing on August 3, 2014.

Net Interest Income and Margin

Net interest income represents the difference between the income that the Company earns on interest-earning assets and the cost of interest-bearing liabilities. The Company’s net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates that the Company earns or pays on them. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.” As a bank without a branch network, the Bank gathers deposits over the Internet and in the community in which it is headquartered. Due to the nature of a branchless bank and the relatively low overhead required for deposit gathering, the rates the Bank offer are generally above the industry average.

Three months ended September 30, 2015 compared with three months ended September 30, 2014

For the three months ended September 30, 2015, net interest income increased $2.7 million, or 69.7%, to $6.6 million compared to the three months ended September 30, 2014. This increase was due to growth in average interest earning assets. Average interest earning assets increased by $349.1 million, or 70.7%, to $842.9 million for the three months ended September 30, 2015 compared to $493.9 million for the three months ended September 30, 2014, while the yield on average interest earning assets decreased slightly by three basis points to 4.24%. The cost of funds on interest bearing liabilities for the three months ended September 30, 2015 increased slightly by three basis points to 1.22%, and the average balance in interest bearing liabilities increased by $299.7 million, or 62.9%, over the same period. As indicated in the rate/volume table below, the slight increase in the cost of funds was outpaced by the effects of the increased volume of interest earning assets, resulting in increased interest income of $3.7 million and increased interest expense of $966 thousand for the three months ended September 30, 2015. For the three months ended September 30, 2015 compared to the three months ended September 30, 2014, net interest margin decreased from 3.13% to 3.11% due to the aforementioned effects.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

For the nine months ended September 30, 2015, net interest income increased $6.6 million, or 63.7%, to $17.1 million compared to the nine months ended September 30, 2014. This increase was also due to growth in average interest earning assets. Average interest earning assets increased by $303.9 million, or 67.2%, to $756.5 million for the nine months ended September 30, 2015 compared to $452.5 million for the nine months ended September 30, 2014, while the yield on average interest earning assets decreased by nine basis points to 4.17%. The cost of funds on interest bearing liabilities for the nine months ended September 30, 2015 increased slightly by four basis points to 1.23%, and the average balance in interest bearing liabilities increased by $263.9 million, or 58.6% during the same period. As indicated in the rate/volume table below, the slight increase in the cost of funds was outpaced by the effects of the increased volume of interest earning assets, resulting in increased interest income of $9.2 million and increased interest expense of $2.5 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, net interest margin decreased from 3.08% to 3.02% due to the aforementioned effects.

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

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest earning assets:
Interest earning balances in other banks	$110,425	$84	0.30%	$70,155	$38	0.21%
Investment securities	60,192	211	1.39	21,655	93	1.70
Loans held for sale	428,940	5,622	5.20	229,634	2,990	5.17
Loans held for investment(1)	243,346	3,082	5.02	172,407	2,199	5.06

Total interest earning assets	842,903	8,999	4.24	493,851	5,320	4.27

Less: allowance for loan losses	(5,202)			(3,544)
Non-interest earning assets	142,414			89,437

Total assets	$980,115			$579,744

Interest bearing liabilities:
Money market accounts	$376,495	$684	0.72%	$217,532	$539	0.98%
Certificates of deposit	358,738	1,313	1.45	230,068	633	1.09

Total deposits	735,233	1,997	1.08	447,600	1,172	1.04

Small business lending fund	6,800	26	1.52	6,800	26	1.52
Notes payable to investors	—	—	—	3,623	91	9.97
Other borrowings	34,612	369	4.23	18,877	137	2.88

Total interest bearing liabilities	776,645	2,392	1.22	476,900	1,426	1.19

Non-interest bearing deposits	14,086			10,746
Non-interest bearing liabilities	19,716			8,893
Redeemable equity	—			2,390
Shareholders’ equity	169,639			80,815
Noncontrolling interest	29			—

Total liabilities and shareholders’ equity	$980,115			$579,744

Net interest income and interest rate spread		$6,607	3.02%		$3,894	3.08%

Net interest margin			3.11			3.13

Ratio of average interest-earning assets to average interest-bearing liabilities			108.53%			103.55%

(1)	Average loan balances include non-accruing loans.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest earning assets:
Interest earning balances in other banks	$90,981	$220	0.32%	$60,836	$102	0.22%
Investment securities	59,773	587	1.31	19,970	292	1.95
Loans held for sale	393,791	15,001	5.09	221,337	8,429	5.09
Loans held for investment(1)	211,906	7,810	4.93	150,398	5,611	4.99

Total interest earning assets	756,451	23,618	4.17	452,541	14,434	4.26

Less: allowance for loan losses	(4,943)			(3,160)
Non-interest earning assets	117,186			83,720

Total assets	$868,694			$533,101

Interest bearing liabilities:
Money market accounts	$342,270	$1,919	0.75%	$214,910	$1,732	1.08%
Certificates of deposit	326,968	3,355	1.37	214,340	1,669	1.04

Total deposits	669,238	5,274	1.05	429,250	3,401	1.06

Small business lending fund	6,800	77	1.51	6,800	76	1.49
Notes payable to investors	—	—	—	3,623	272	10.04
Other borrowings	38,393	1,203	4.19	10,892	263	3.23

Total interest bearing liabilities	714,431	6,554	1.23	450,565	4,012	1.19

Non-interest bearing deposits	13,659			11,136
Non-interest bearing liabilities	17,096			8,186
Redeemable equity	—			3,196
Shareholders’ equity	123,494			60,018
Noncontrolling interest	14			—

Total liabilities and shareholders’ equity	$868,694			$533,101

Net interest income and interest rate spread		$17,064	2.94%		$10,422	3.07%

Net interest margin			3.02			3.08

Ratio of average interest-earning assets to average interest-bearing liabilities			105.88%			100.44%

(1)	Average loan balances include non-accruing loans.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by current volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015 vs. 2014			2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$20	$26	$46	$56	$62	$118
Investment securities	(32)	150	118	(191)	486	295
Loans held for sale	28	2,604	2,632	4	6,568	6,572
Loans held for investment	(19)	902	883	(82)	2,281	2,199

Total interest income	(3)	3,682	3,679	(213)	9,397	9,184

Interest expense:
Money market accounts	(196)	341	145	(683)	870	187
Certificates of deposit	268	412	680	670	1,016	1,686
Small business lending fund	—	—	—	1	—	1
Notes payable to investors	(46)	(45)	(91)	(136)	(136)	(272)
Other borrowings	91	141	232	177	763	940

Total interest bearing liabilities	117	849	966	29	2,513	2,542

Net interest income	$(120)	$2,883	$2,713	$(242)	$6,884	$6,642

Provision for Loan Losses. The provision for loan losses represents derivation of the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is appropriate in relation to the estimated losses inherent in the loan portfolio. A number of factors are considered in determining the required level of loan loss reserves and the provision required to achieve the appropriate reserve level, including loan growth, credit risk rating trends, nonperforming loan levels, delinquencies, loan portfolio concentrations and economic and market trends.

Losses inherent in loan relationships are mitigated by the portion of the loan that is guaranteed by the SBA. A typical SBA 7(a) loan carries a 75% guarantee, which reduces the risk profile of these loans. The Company believes that its focus on compliance with regulations and guidance from the SBA are key factors to managing this risk.

For the three months ended September 30, 2015, the provision for loan losses was $1.2 million, an increase of $700 thousand, or 136.7%, compared to the same period in 2014. This increase in provision for loan losses was principally due to growth in new lending verticals with higher loss factors due to the Company’s lack of historical loss experience in those industries and $250 thousand in charge-offs related to one loan relationship in the Veterinary Industry vertical during the third quarter of 2015.

For the nine months ended September 30, 2015, the provision for loan losses was $2.3 million, an increase of $928 thousand, or 65.8%, compared to the same period in 2014. Much of the loan growth for the nine months ended September 30, 2015 occurred within new lending verticals with higher loss factors due to the Company’s lack of historical loss experience in those industries.

Net charge-offs were $593 thousand for the nine months ended September 30, 2015, compared to net charge-offs of $557 thousand for the nine months ended September 30, 2014. In addition, at September 30, 2015, nonperforming loans not guaranteed by the SBA totaled $2.6 million, which was 1.0% of the held-for-investment loan portfolio compared to $2.3 million, or 1.4%, of loans held for investment at September 30, 2014.

Noninterest Income

Noninterest income principally represents income from the sale of SBA-guaranteed loans. This income is comprised of loan servicing revenue and revaluation and net gains on sales of loans. Revenue from the sale of loans depends upon volume and rates of loans as well as the cost and availability of funds to bridge between funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as cost to service, prepayment speeds and default rates. Other less common elements of noninterest income include nonrecurring gains and losses on investments.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30		2014/2015 Increase
	2015	2014	Amount	Percent
Noninterest income:
Loan servicing revenue	$4,572	$4,214	$358	8.5%
Loan servicing revaluation	(3,006)	(984)	(2,022)	NM
Net gains on sales of loans	15,424	13,108	2,316	17.7
Equity in loss of non-consolidated affiliates	—	(177)	177	100.0
Gain on sale of investment securities available-for-sale	12	—	12	100.0
Other noninterest income	768	342	426	124.6

Total noninterest income	$17,770	$16,503	$1,267	7.7%

	Nine Months Ended September 30		2014/2015 Increase
	2015	2014	Amount	Percent
Noninterest income:
Loan servicing revenue	$12,175	$11,122	$1,053	9.5%
Loan servicing revaluation	(4,731)	(1,607)	(3,124)	NM
Net gains on sales of loans	46,604	35,465	11,139	31.4
Equity in loss of non-consolidated affiliates	(26)	(2,379)	2,353	98.9
Gain on sale of investment in non-consolidated affiliate	3,782	—	3,782	100.0
Gain on sale of investment securities available-for-sale	12	—	12	100.0
Other noninterest income	2,144	1,215	929	76.5

Total noninterest income	$59,960	$43,816	$16,144	36.8%

NM is defined as not meaningful.

For the three months ended September 30, 2015, noninterest income increased by $1.3 million, or 7.7%, compared to the three months ended September 30, 2014. Increases in the serviced loan portfolio and the volume of loans sold in the secondary market, the core components of the Company’s business, contributed $2.7 million to noninterest income growth, including $358 thousand of increased servicing revenue and $2.3 million of increased net gains on sale of loans. Other increases were related to the absence of equity method investments in non-consolidated affiliates in the third quarter of 2015 as compared to the $177 thousand loss recognized in the third quarter of 2014, and an increase of $246 thousand in fees earned for monitoring higher levels of multi-advance loans in the third quarter of 2015. Offsetting the increase in noninterest income, the third quarter of 2015 also experienced an increase in the downward adjustment in the valuation of servicing rights of $2.0 million compared to the same period in 2014.

For the nine months ended September 30, 2015, noninterest income increased by $16.1 million, or 36.8%, compared to the nine months ended September 30, 2014. Increases in the serviced loan portfolio and the volume of loans sold in the secondary market, the core components of the Company’s business, contributed $12.2 million to noninterest income growth, including $1.1 million of increased servicing revenue and $11.1 million of increased net gains on sale of loans. Other increases in noninterest income were primarily the result of a $3.8 million one-time gain arising in the first quarter of 2015 related to the sale of the investment in nCino combined with an increase of $2.4 million due to minimal equity method investments in non-consolidated affiliates during the nine months ended September 30, 2015 compared to $2.4 million in losses on such investments in the nine months ended September 30, 2014, and an increase of $646 thousand in fees earned for monitoring higher levels of multi-advance loans in the nine months ended September 30, 2015. Offsetting increases in noninterest income was an increase in the downward adjustment in the valuation of servicing rights of $3.1 million during the nine months ended September 30, 2015 compared the same period in 2014.

The below tables reflect loan production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of recurring noninterest income.

	Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2015	2014	2015	2014	2015	2014
Amount of loans originated	$302,962	$259,925	$276,822	$188,489	$248,058	$135,297
SBA-guaranteed portions of loans sold	147,377	114,871	137,134	105,698	137,047	87,586
Outstanding balance of guaranteed loans sold (1)	1,608,197	1,218,805	1,504,115	1,137,685	1,403,968	1,057,048

	Nine months ended September 30,		Years ended December 31,
	2015	2014	2014	2013	2012	2011
Amount of loans originated	$827,842	$583,711	$848,090	$498,752	$413,763	$306,637
SBA-guaranteed portions of loans sold	421,558	308,155	433,912	339,342	276,676	238,442
Outstanding balance of guaranteed loans sold (1)			1,302,828	1,005,764	767,721	550,622

(1)	This represents the outstanding principal balance of guaranteed loans, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.

Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate premium revenue, servicing rights for all loans that the Bank originates, including loans sold, are retained by the Bank. In exchange for continuing to service loans that are sold, the Bank receives fee income represented in loan servicing revenue equivalent to one percent of the outstanding balance of the loans sold. In addition, the cost of servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For the three and nine months ended September 30, 2015, loan servicing revenue increased $358 thousand and $1.1 million, or 8.5% and 9.5%, respectively, compared to the three and nine months ended September 30, 2014, as a result of an increase in the average outstanding balance of guaranteed loans sold. At September 30, 2015, the outstanding balance of guaranteed loans sold in the secondary market was $1.61 billion, with a weighted average servicing rate of 1.08%. At September 30, 2014, the outstanding balance of guaranteed loans sold was $1.22 billion, with a weighted average servicing rate of 1.12%. Prior to January 2010, the Company sold loans for servicing in excess of 1.0%. As loans sold for servicing fee rates in excess of 1.0% prior to fiscal year 2010 amortize, the Company expects that the weighted average servicing rate will approach and stabilize at approximately 1.0%.

Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three and nine months ended September 30, 2015, the negative loan servicing revaluation decreased the servicing asset by $2.0 million and $3.1 million, respectively, compared to the three and nine month periods ended September 30, 2014. The decline in service valuation for the three and nine month period ended September 30, 2015 compared to the same periods ended September 30, 2014 was primarily due to improving market conditions and an increase in the amortization rate of the serviced portfolio.

Net Gains on Sale of Loans: For the three and nine months ended September 30, 2015, net gains on sales of loans increased $2.3 million and $11.1 million, or 17.7% and 31.4%, respectively, compared to the three and nine month periods ended September 30, 2014. The increase in net gains on sale of loans for the three and nine month periods ended September 30, 2015 compared to the same periods in 2014 was primarily due to an increase in the volume of guaranteed loans sold. For the three months ended September 30, 2015 the volume of guaranteed loans sold increased $32.5 million, or 28.3%, from $114.9 million for the three months ended September 30, 2014 to $147.4 million for the three months ended September 30, 2015. The volume of guaranteed loans sold in the nine months ended September 30, 2015 was $421.6 million, an increase of $113.4 million, or 36.8%, from $308.2 million in guaranteed loan sales in the nine months ended September 30, 2014. The premium market had a negative impact on the net gain on sale of loans. The average net gain on sale for the three and nine months ended September 30, 2015 was somewhat lower at $105 thousand and $111 thousand of revenue for each $1 million in loans sold, respectively, compared to $114 thousand and $115 thousand of revenue for each $1 million sold for the three and nine months ended September 30, 2014, respectively.

Noninterest Expense

Noninterest expense comprises all operating costs of the Company, such as travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended September 30		2014/2015 Increase (Decrease)
	2015	2014	Amount	Percent
Noninterest expense
Salaries and employee benefits	$9,949	$6,120	$3,829	62.6%
Non-personnel expenses:
Travel expense	2,180	1,791	389	21.7
Professional services expense	597	1,758	(1,161)	(66.0)
Advertising and marketing expense	1,051	763	288	37.7
Occupancy expense	699	518	181	34.9
Data processing expense	773	730	43	5.9
Equipment expense	584	433	151	34.9
Other expense	2,206	1,154	1,052	91.2

Total non-personnel expenses	8,090	7,147	943	13.2

Total noninterest expense	$18,039	$13,267	$4,772	36.0%

	Nine Months Ended September 30		2014/2015 Increase (Decrease)
	2015	2014	Amount	Percent
Noninterest expense
Salaries and employee benefits	$27,623	$21,828	$5,795	26.5%
Non-personnel expenses:
Travel expense	5,852	3,879	1,973	50.9
Professional services expense	2,129	3,364	(1,235)	(36.7)
Advertising and Marketing expense	3,177	2,283	894	39.2
Occupancy expense	1,887	1,384	503	36.3
Data processing expense	2,388	1,787	601	33.6
Equipment expense	1,338	999	339	33.9
Other expense	5,132	3,726	1,406	37.7

Total non-personnel expenses	21,903	17,422	4,481	25.7

Total noninterest expense	$49,526	$39,250	$10,276	26.2%

Total noninterest expense for the three and nine months ended September 30, 2015 increased $4.8 million, or 36.0%, and $10.3 million, or 26.2%, respectively, compared to the same periods in 2014. The increase in noninterest expense was predominately impacted by increased personnel and travel expenses. Changes in various components of noninterest expense are discussed below.

Salaries and employee benefits: Total personnel expense for the three and nine months ended September 30, 2015 increased by $3.8 million, or 62.6%, and $5.8 million, or 26.5%, respectively, compared to the same periods in 2014. This increase primarily resulted from further investment in human capital to support the growing loan production from new and existing verticals as well as development of a new small loan platform. The increase during the nine month period ended September 30, 2015 compared to 2014 would have been larger excluding the impact of $3.0 million in non-recurring expenses in the first quarter of 2014 related to stock grants.

Travel expense: For the three and nine months ended September 30, 2015, total travel expenses increased by $389 thousand, or 21.7%, and $2.0 million, or 50.9%, respectively, compared to the same periods in 2014. Travel costs are a crucial element of the Company’s business strategy because the Company does not maintain branch locations across its national footprint. The increase in travel-related expenses was primarily driven by growing loan production (up $43.0 million, or 16.6%, for the three months ended September 30, 2015 and $244.1 million, or 41.8%, for the nine months ended September 30, 2015). Travel costs also increased due to the Company’s customer relationship management strategy via the Company’s business advisory group, or BAG, as a result of servicing a $2.51 billion loan portfolio as of September 30, 2015. Travel expense represented 12.1% and 11.8% of total noninterest expense for the three and nine month periods ended September 30, 2015, respectively.

Professional service expense: For the three and nine months ended September 30, 2015, the total cost of professional services decreased by $1.2 million, or 66.0%, and $1.2 million, or 36.7%, respectively, compared to the same periods in 2014. The decrease is primarily attributable to $1.7 million in non-recurring expenses during the three and nine month periods ended September 30, 2014 arising from the exploration of various capital raising opportunities.

Advertising and marketing expense: For the three and nine months ended September 30, 2015, the total costs of advertising and marketing increased $288 thousand, or 37.7%, and $894 thousand, or 39.2%, respectively, compared to the same periods in 2014. The primary driver of these increases was the cost of growing brand recognition in newer verticals via advertising and trade show presence.

Occupancy expense: For the three and nine months ended September 30, 2015, total occupancy costs increased $181 thousand, or 34.9%, and $503 thousand, or 36.3%, respectively, compared to the same periods in 2014. The primary driver of the increase in occupancy expense was increased levels of personnel who support loan production and portfolio service.

Data processing expense: For the three and nine months ended September 30, 2015, the total costs associated with data processing and development increased $43 thousand, or 5.9%, and $601 thousand, or 33.6%, respectively, compared to the same periods in 2014. The year to date increase was principally due to the resources dedicated to the build out of the nCino bank operating system platform for Live Oak as well as increased levels of activity in the core system from the substantial growth in loan originations.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2015, totaled $2.2 million and $10.3 million, respectively. As a result of the Company’s C corporation status commencing on August 3, 2014, the Company recorded income tax expense of $6.0 million during the three month period ended September 30, 2014 ($3.3 million of which was related to the initial deferred tax liability incurred upon the change from an S to C corporation). The Company has determined that had it been taxed as a C corporation and paid federal income taxes, the federal tax rates would have been approximately 38.5% during 2014. On a pro forma basis, the Company’s federal income tax expense would have been $2.5 million and $5.2 million for three and nine months ended September 30, 2014, respectively. Pro forma net income, after federal taxes for the three and nine months ended September 30, 2014, would have been $4.1 million and $8.3 million, respectively.

Discussion and Analysis of Financial Condition

September 30, 2015 vs. December 31, 2014

Total assets at September 30, 2015 were $1.01 billion, an increase of $339.5 million, or 50.4%, compared to total assets of $673.3 million at December 31, 2014. This increase was due to higher levels of loan originations combined with longer retention times of loans held for sale, comprised largely of loans to newer verticals which require a period of loan advances prior to being sold.

Cash and cash equivalents were $129.9 million at September 30, 2015, an increase of $100.0 million, or 334.4%, compared to $29.9 million at December 31, 2014, primarily as a result of increases in the deposit portfolio and net proceeds of the initial public offering of $87.2 million which closed in July 2015.

Total investment securities increased $2.3 million during the first nine months of 2015, from $49.3 million at December 31, 2014 to $51.6 million at September 30, 2015, an increase of 4.7%. The portfolio is comprised of US government agency securities, residential mortgage-backed securities and a mutual fund.

Loans held for sale increased $148.7 million, or 50.4%, during the first nine months of 2015, from $295.2 million at December 31, 2014 to $443.9 million at September 30, 2015. The increase was primarily the result of new loan originations combined with the aforementioned lengthening of time to sell due to originations of multi-advance loans in newer verticals.

Loans held for investment increased $55.6 million, or 27.3%, during the first nine months of 2015, from $203.9 million at December 31, 2014 to $259.6 million at September 30, 2015. The increase was primarily the result of new loan originations.

Premises and equipment increased $27.4 million, or 77.6%, during the first nine months of 2015, from $35.3 million at December 31, 2014 to $62.6 million at September 30, 2015. The increase was the result of construction completion on a second building on the Company’s campus in Wilmington, NC.

Servicing assets increased $5.6 million, or 16.0%, during the first nine months of 2015, from $35.0 million at December 31, 2014 to $40.6 million at September 30, 2015. The increase in servicing assets is primarily the result of loan sales during the three quarters of 2015 significantly outpacing the amortization of the existing serviced portfolio and $4.7 million in negative valuation adjustments due to external market conditions (principally isolated to prepayment rates).

At September 30, 2015, the Company did not have any investments in non-consolidated subsidiaries. This is a decrease of $6.3 million from December 31, 2014. During the first quarter of 2015, 100% of the cost method investment in nCino was sold for a gain of $3.8 million and the Company’s ownership in 504FA increased from 50% to 91.3%, resulting in it becoming a consolidated subsidiary with an 8.7% noncontrolling interest held by a third party investor. Transactions during the third quarter of 2015 increased the Company’s ownership of 504FA to 92.4%.

Other assets increased $8.3 million, or 67.1%, during the first nine months of 2015. The increase in other assets is principally comprised of the following 2015 activity: pledged collateral on secured borrowings increased by $4.5 million; accounts receivable increased by $1.6 million related principally to refundable SBA guarantee fees the Bank had paid prior to closing; and accrued interest receivable grew by $1.8 million due to higher levels of loan production.

Total deposits were $762.6 million at September 30, 2015, an increase of $240.5 million, or 46.1%, from $522.1 million at December 31, 2014. The increase in deposits was driven by execution of a deposit growth strategy to support the growth in loan origination.

At September 30, 2015, the Company did not carry a balance of short term borrowings. During the nine month period ended September 30, 2015, the Company’s outstanding $6.1 million short term borrowing from an unaffiliated commercial bank was paid in full.

Shareholders’ equity at September 30, 2015 was $194.1 million as compared to $91.8 million at December 31, 2014. The book value per share was $5.68 at September 30, 2015 and average equity to average assets was 14.2% for the nine months ended September 30, 2015, compared to a book value per share of $3.21 at December 31, 2014 and average equity to average assets of 10.8 % for the year ended December 31, 2014. The change in shareholders’ equity principally represents the proceeds of $87.2 million, net of issue costs, from the initial public offering closed in July 2015, combined with net income to common shareholders for the nine months ended September 30, 2015 of $14.9 million partially offset by $859 thousand in dividends.

Asset Quality

Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Audit & Risk Committee of the Board of Directors.

Nonperforming Assets

The Bank places loans on nonaccrual status when they become 90 days past due as to principal or interest payments, or prior to that if management has determined based upon current information available to them that the timely collection of principal or interest is not probable. When a loan is placed on nonaccrual status, any interest previously accrued as income but not actually collected is reversed and recorded as a reduction of loan interest and fee income. Typically, collections of interest and principal received on a nonaccrual loan are applied to the outstanding principal as determined at the time of collection of the loan.

Troubled debt restructurings occur when, because of economic or legal reasons pertaining to the debtor’s financial difficulties, debtors are granted concessions that would not otherwise considered. Such concessions would include, but are not limited to, the transfer of assets or the issuance of equity interests by the debtor to satisfy all or part of the debt, modification of the terms of debt or the substitution or addition of debtor(s).

The following table provides information with respect to nonperforming assets and troubled debt restructurings at the dates indicated.

	September 30, 2015	December 31, 2014
Total nonperforming loans (all on nonaccrual)	$18,384	$18,692
Total accruing loans past 90 days or more	—	—
Foreclosed assets	48	371
Total troubled debt restructurings	11,865	10,611
Less nonaccrual troubled debt restructurings	(11,237)	(9,805)

Total performing troubled debt restructurings	628	806

Total nonperforming assets and troubled debt restructurings	$19,060	$19,869

Total nonperforming loans to total loans held for investment	7.08%	9.17%
Total nonperforming loans to total assets	1.82%	2.78%
Total nonperforming assets and troubled debt restructurings to total assets	1.88%	2.95%

	September 30, 2015	December 31, 2014
Total nonperforming loans guaranteed by the SBA (all on nonaccrual)	$15,822	$15,555
Total accruing loans past 90 days or more guaranteed by the SBA	—	—
Foreclosed assets guaranteed by the SBA	—	—
Total troubled debt restructurings guaranteed by the SBA	9,773	8,433
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(9,773)	(8,433)

Total performing troubled debt restructurings guaranteed by the SBA	—	—

Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$15,822	$15,555

Total nonperforming loans not guaranteed by the SBA to total held for investment loans	0.99%	1.54%
Total nonperforming loans not guaranteed by the SBA to total assets	0.25%	0.47%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.32%	0.64%

Total nonperforming assets and troubled debt restructurings at September 30, 2015 were $19.1 million, which represented an $809 thousand, or 4.1%, decrease from December 31, 2014. Total nonperforming assets at September 30, 2015 were comprised of $18.4 million in nonaccrual loans and $48 thousand of foreclosed assets. Of the $18.4 million of nonperforming assets, $15.8 million carried an SBA guarantee, leaving an unguaranteed exposure of $2.6 million in total nonperforming assets at September 30, 2015. The unguaranteed exposure in total nonperforming assets at December 31, 2014 was $3.5 million. Unguaranteed exposure relating to nonperforming assets at September 30, 2015 decreased by $898 thousand, or 25.6%, compared to December 31, 2014.

As a percentage of the Bank’s total capital, nonperforming loans represented 19.1% at September 30, 2015, compared to nonperforming loans of 30.2% of the Bank’s total capital at December 31, 2014. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans as a percent of the Bank’s total capital to reflect the management’s belief that the greater magnitude of risk resides in the unguaranteed portion of non-performing loans, the ratios at September 30, 2015 and December 31, 2014 were 2.7% and 5.1%, respectively.

As of September 30, 2015, potential problem loans and impaired loans totaled $42.5 million. Risk Grades 5 through 8 represent the spectrum of criticized and impaired loans. Loans in the Veterinary Industry vertical comprise 52.8% of the total potential problem and impaired loans. As of December 31, 2014, potential problem and impaired loans totaled $41.0 million with loans in the Veterinary Industry vertical comprising 56.2% of the total potential problem and impaired loans. The majority of the impaired loans in the Veterinary Industry were originated prior to 2010. The Company believes that its underwriting and credit quality standards have improved as the business has matured. At September 30, 2015, the portion of criticized loans guaranteed by the SBA totaled $21.9 million resulting in unguaranteed exposure risk of $20.6 million, or 8.7% of total held for investment unguaranteed exposure. This compares to total criticized and impaired loans of $41.0 million at December 31, 2014, of which $21.3 million was guaranteed by the SBA.

The Bank does not classify loans that experience insignificant payment delays and payment shortfalls as impaired. The Bank considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short term issues. In all cases, credit will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan long term. To date, the only types of short term modifications the Bank has given are payment deferral and interest only extensions. The Bank does not alter the rate or lengthen the amortization of the note due to insignificant payment delays. Short term modifications are not classified as troubled debt restructurings, or TDRs, because they do not meet the definition set by the applicable FDIC and accounting standards.

Management endeavors to be proactive in its approach to identify and resolve problem loans and is focused on working with the borrowers and guarantors of these loans to provide loan modifications when warranted. Management implements a proactive approach to identifying and classifying loans as criticized, Risk Grade 5. For example, at September 30, 2015 and December 31, 2014, Risk Grade 5 loans totaled $9.6 million and $9.8 million, respectively. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.

Allowance for Loan Losses

The allowance for loan losses (“ALL”), a material estimate which could change significantly in the near-term in the event of rapidly deteriorating credit quality, is established through a provision for loan losses charged to earnings to account for losses that are inherent in the loan portfolio and estimated to occur, and is maintained at a level that management considers appropriate to absorb losses in the loan portfolio. Loan losses are charged against the ALL for loan losses when management believes that the collectability of the principal loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL for loan losses when received.

Judgment in determining the adequacy of the ALL is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and as situations and information change.

The ALL for loan losses is evaluated on a monthly basis by management and takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions and trends that may affect the borrower’s ability to repay.

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

The ALL of $4.4 million at December 31, 2014 increased by $1.7 million, or 39.6%, to $6.2 million at September 30, 2015. The ALL, as a percentage of loans held for investment, amounted to 2.4% at September 30, 2015 and 2.2% at December 31, 2014. The majority of this increase was in general reserves and was attributed to growth in loans held for investment and expansion into new verticals with higher loss factors due to the Company’s lack of experience in those industries and $250 thousand in charge-offs related to one loan relationship in the Veterinary Industry vertical during the third quarter. General reserves as a percentage of non-impaired loans amounted to 1.79% at September 30, 2015 as compared to 1.52% at December 31, 2014. Net charge-offs were $593 thousand for the nine months ended September 30, 2015, compared to net charge-offs of $557 thousand for the nine months ended September 30, 2014. Annualized net charge-offs in the first nine months of 2015 were 0.13% of average loans, compared to annualized net charge-offs of 0.20% in the same period of 2014.

Actual past due loans have declined, and loan charge-offs have remained relatively stable as management continues to work to improve asset quality. Management believes the ALL of $6.2 million at September 30, 2015 is appropriate in light of the risk inherent in the loan portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current ALL or that future increases in the ALL will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ALL, thus adversely affecting the Company’s operating results. Additional information on the ALL is presented in Note 5 to the consolidated financial statements included with this report.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At September 30, 2015, the total amount of these four items was $313.4 million, or 30.9% of total assets, an increase of $112.8 million from $200.6 million, or 29.8% of total assets, at December 31, 2014.

Loans and other assets are funded primarily by loan sales, wholesale deposits and core deposits. To date, an increasing retail deposit base and a level amount of brokered deposits have been adequate to meet loan obligations, while maintaining the desired level of immediate liquidity. Additionally, an investment securities portfolio is available for both immediate and secondary liquidity purposes.

At September 30, 2015, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, and $1.3 million was pledged for secured federal funds lines of credit, leaving $50.4 million available as lendable collateral.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of September 30, 2015. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$415,591	$415,591	$—	$—	$—
Time deposits	347,037	172,666	123,984	50,387	—
Long term borrowings	42,079	355	2,389	11,935	27,400
Operating lease obligations	1,559	429	631	493	6

Total	$806,266	$589,041	$127,004	$62,815	$27,406

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

The balance sheet is slightly liability-sensitive with a total cumulative gap position of -1.44% at September 30, 2015. Through the first half of 2015, the flat rate environment led to extension of longer term fixed rate deposits to more closely align with the term of fixed rate agriculture loans. A liability-sensitive position means that net interest income will generally move in the opposite direction as interest rates. For instance, if interest rates increase, net interest income can be expected to decrease, and if interest rates decrease, net interest income can be expected to increase. The Company attempts to mitigate interest rate risk with the majority of assets and liabilities being short-term, adjustable rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.

Capital

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the risk appetite approved by the Board of Directors; provide financial flexibility to support future growth and client needs; comply with relevant laws, regulations, and supervisory guidance; achieve optimal credit ratings for the Company and its subsidiaries; and provide a competitive return to shareholders. Management regularly monitors the capital position of the Company on both a consolidated and bank level basis. In this regard, management’s goal is to maintain capital at levels that are in excess of the regulatory “well capitalized” levels. Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Common Equity Tier 1 Capital, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

Capital amounts and ratios as of September 30, 2015 and December 31, 2014, are presented in the table below.

	Actual			Minimum Capital Requirement			Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount		Ratio	Amount		Ratio	Amount		Ratio
Consolidated – September 30, 2015
Common Equity Tier I (to Risk-Weighted Assets)		$187,071	24.98%		$33,696	4.50%		$48,672	6.50%
Total Capital (to Risk-Weighted Assets)		$193,223	25.80%		$59,905	8.00%		$74,881	10.00%
Tier I Capital (to Risk-Weighted Assets)		$187,071	24.98%		$44,928	6.00%		$59,905	8.00%
Tier I Capital (to Average Assets)		$187,071	19.22%		$38,928	4.00%		$48,661	5.00%
Bank - September 30, 2015
Common Equity Tier I (to Risk-Weighted Assets)		$90,010	12.95%		$31,271	4.50%		$45,169	6.50%
Total Capital (to Risk-Weighted Assets)		$96,192	13.84%		$55,592	8.00%		$69,491	10.00%
Tier I Capital (to Risk-Weighted Assets)		$90,010	12.95%		$41,694	6.00%		$55,592	8.00%
Tier I Capital (to Average Assets)		$90,010	9.92%		$36,305	4.00%		$45,382	5.00%
Consolidated - December 31, 2014
Common Equity Tier I (to Risk-Weighted Assets)	$	N/A	N/A %	$	N/A	N/A %	$	N/A	N/A %
Total Capital (to Risk-Weighted Assets)		$99,340	19.63%		$40,490	8.00%		$50,612	10.00%
Tier I Capital (to Risk-Weighted Assets)		$88,132	17.41%		$20,245	4.00%		$30,367	6.00%
Tier I Capital (to Average Assets)		$88,132	13.38%		$26,349	4.00%		$32,936	5.00%
Bank - December 31, 2014
Common Equity Tier I (to Risk-Weighted Assets)	$	N/A	N/A %	$	N/A	N/A %	$	N/A	N/A %
Total Capital (to Risk-Weighted Assets)		$63,243	13.36%		$37,857	8.00%		$47,321	10.00%
Tier I Capital (to Risk-Weighted Assets)		$58,836	12.43%		$18,928	4.00%		$28,392	6.00%
Tier I Capital (to Average Assets)		$58,836	9.34%		$25,200	4.00%		$31,500	5.00%

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company to make estimates and judgments that affect reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.

•	Determination of the allowance for loan losses;

•	Valuation of servicing assets; and

•	Valuation of foreclosed assets.

Changes in these estimates, that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, would have a material impact on the Company’s financial position, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk the most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of net interest income is largely dependent upon the effective management of interest rate risk.

The Company’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk. See “Asset/Liability Management and Interest Rate Sensitivity” in Item 2 of this Form 10-Q for further discussion.

The objective of asset/liability management is the maximization of net interest income within the Company’s risk guidelines. This objective is accomplished through management of the balance sheet composition, maturities, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.

To identify and manage its interest rate risk, the Company employs an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on contractual cash flows and repricing characteristics and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes management projections for activity levels in each of the product lines offered by the Bank. Assumptions are inherently uncertain and the measurement of net interest income or the impact of rate fluctuations on net interest income cannot be precisely predicted. Actual results may differ materially from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2015, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2015 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

Management has not evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2015 due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three or nine months ended September 30, 2015, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to the risk factors that have been previously disclosed in the Company’s registration statement on Form S-1 (File No. 333-205126), as amended, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2015, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s registration statement on Form S-1 (File No. 333-205126), as amended, filed in connection with the initial public offering of the Company’s common stock. Pursuant to the Registration Statement and to a Rule 462(b) Registration Statement filed on July 23, 2015 (File No. 333-205805), the Company registered the offer and sale of 5,500,000 shares of voting common stock with an aggregate offering price of approximately $93.5 million. On July 28, 2015, the Company issued and sold 4,800,000 shares of voting common stock at a price to the public of $17.00 per share (the “Offering”). Sandler O’Neill & Partners, L.P.; Keefe, Bruyette & Woods, Inc.; and SunTrust Robinson Humphrey, Inc. acted as joint book-running managers for the Offering. On July 29, 2015, the underwriters exercised their option to purchase additional shares pursuant to the underwriting agreement (the “Over-Allotment Option”). On July 31, 2015, the Company closed the Over-Allotment Option, and sold 700,000 shares at a price to the public of $17.00 per share.

As a result of the Offering and the Over-Allotment Option, the Company received net proceeds of approximately $87.2 million in the aggregate, which consists of gross proceeds of $93.5 million, offset by underwriting discounts and commissions of approximately $4.9 million and other offering expenses of approximately $1.5 million. No payments for such expenses were made directly or indirectly to (i) any of the Company’s officers or directors or their associates, (ii) any persons owning 10% or more of any class of the Company’s equity securities or (iii) any of the Company’s affiliates. The Offering and the Over-Allotment Option terminated after all registered securities had been sold.

Of the net proceeds of approximately $87.2 million from the initial public offering, $12.2 million has been deployed to curtail corporate borrowings with the remainder deposited into the Bank for further debt repayment and utilization in strategic growth and initiatives. There has been no material change in the expected use of the net proceeds from the initial public offering as described in the final prospectus, dated July 23, 2015, filed with the SEC pursuant to Rule 424(b) relating to the Company’s registration statement on Form S-1 (File No. 333-205126), as amended.

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

Live Oak Bancshares, Inc.
(Registrant)

Date: November 13, 2015	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the registration statement on Form S-1/A, filed on July 13, 2015)

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)

3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1, filed on June 19, 2015)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)

4.2	Registration and Other Rights Agreement between Live Oak Bancshares, Inc. and Wellington purchasers (incorporated by reference to Exhibit 4.2 of the registration statement on Form S-1, filed on June 19, 2015)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014; (iv) Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements