Form 10-K
period 2015-12-31
Live Oak Bancshares, Inc.
filed 2016-03-14
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-37497

LIVE OAK BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

North Carolina	26-4596286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1741 Tiburon Drive, Wilmington, NC	28403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (910) 790-5867

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Voting Common Stock, no par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒ (Do not check if smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its voting and non-voting common stock held by non-affiliates as of such date. The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 31, 2015, was approximately $240,482,084. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of March 11, 2016, there were 29,454,897 shares of the registrant’s voting common stock outstanding and 4,723,530 shares of the registrant’s non-voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive proxy statement for the 2016 Annual Meeting of Shareholders, which the registrant plans to file subsequent to the date hereof, are incorporated by reference into Part III.

Live Oak Bancshares, Inc.
Report on Form 10-K
December 31, 2015

Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains statements that management believes are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “may,” “should,” “could,” “would,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this Report on Form 10-K. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements management may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to the Company at the time. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this Report are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of the Company’s future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. These risks, uncertainties and assumptions include, without limitation:

•
deterioration in the financial condition of borrowers resulting in significant increases in the Company's loan losses and provisions for those losses and other adverse impacts to results of operations and financial condition;

•
changes in SBA rules, regulations and loan products, including specifically the Section 7(a) program, changes in SBA standard operating procedures or changes to the Bank's status as an SBA Preferred Lender;

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

•
a reduction in or the termination of the Company's ability to use the technology-based platform that is critical to the success of its business model, including a failure in or a breach of its operational or security systems or those of its third party service providers;

•
changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts operations, including reductions in rates of business formation and growth, demand for our products and services, commercial and residential real estate development and prices, premiums paid in the secondary market for the sale of loans, and valuation of servicing rights;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•
the effects of competition from other commercial banks, non-bank lenders, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and mutual funds, and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet;

•	the Company's ability to attract and retain key personnel;

•	governmental monetary and fiscal policies as well as other legislative and regulatory changes, including with respect to SBA lending programs;

•	changes in political and economic conditions, including continuing political and economic effects of the global economic downturn and other major developments;

•	the impact of heightened regulatory scrutiny of financial products and services, primarily led by the Consumer Financial Protection Bureau;

•	the Company's ability to comply with any requirements imposed on it by regulators, and the potential negative consequences that may result;

•
operational, compliance and other factors, including conditions in local areas in which the Company conducts business such as inclement weather or a reduction in the availability of services or products for which loan proceeds will be used, that could prevent or delay closing and funding loans before they can be sold in the secondary market;

•	the effect of any mergers, acquisitions or other transactions, to which the Company may from time to time be a party, including management’s ability to successfully integrate any businesses acquired;

•	other risk factors listed from time to time in reports that the Company files with the SEC, including those described under “Risk Factors” in this Report; and

•	the success at managing the risks involved in the foregoing.
Except as otherwise disclosed, forward-looking statements do not reflect: (i) the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed; (ii) any changes in laws, regulations or regulatory interpretations; or (iii) any change in current dividend or repurchase strategies, in each case after the date as of which such statements are made. All forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any statement, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I
Item 1.        BUSINESS
General
Live Oak Bancshares, Inc. (“LOB” and, collectively with its subsidiaries including Live Oak Banking Company, the “Company,” also referred to as "Our" and "We"), headquartered in Wilmington, North Carolina, is the bank holding company for Live Oak Banking Company (the “Bank” or "Live Oak Bank"). The Bank is a commercial bank incorporated under the laws of North Carolina in December 2008 and is an established national online platform for small business lending. The Company provides select small businesses across the United States an efficient means to access capital. LOB completed its initial public offering (“IPO”) in July 2015.
The Company
The Company predominately originates loans partially guaranteed by the U.S. Small Business Administration (the "SBA"), to small businesses and professionals with what the Company believes are lower risk characteristics. Industries, or “verticals,” on which the Company focuses its lending efforts are carefully selected. Within each vertical the Company retains individuals who possess extensive industry-specific experience. Additionally, the Company’s domain experts are engaged and active in each of the industries served.
In addition to focusing on industry verticals, the Company emphasizes developing detailed knowledge of the customers’ businesses. This knowledge is developed, in part, through regular visits to customers’ operations, wherever they are located. These regular visits are designed to foster both for the Company and for the customer a deep and personalized experience throughout the loan relationship. The Company services customers efficiently throughout the loan process and monitors their performance by means of the technology-based platform, which eliminates the need to maintain traditional branch locations and therefore eliminates a significant component of traditional overhead expense associated with banking franchises. The Company has developed and continues to refine a technology-based platform to facilitate providing financial services to the small business community on a national scale and has leveraged this technology to optimize the Company's loan origination process, customer experience, reporting metrics, and servicing activity.
For additional information on the Company's business, financial performance and results of operations, see “Overview” and “Executive Summary” in Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report. For information on the Company’s financial information about geographic areas, see Part II Item 8 of this Report.
LOB's voting common stock trades on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “LOB.” As of January 31, 2016, there were 277 holders of record of LOB's voting common stock. The Company's principal executive office is located at 1741 Tiburon Drive, Wilmington, North Carolina 28403, telephone number (910) 790-5867. The Company maintains a website at www.liveoakbank.com. Documents available on the website include: (i) the Company's Code of Conduct; and (ii) charters for the Audit & Risk, Compensation, and Nominating and Governance Committees of the Board of Directors. These documents also are available in print to any shareholder who requests a copy.
In addition, available free of charge through the Company's website is the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filing or furnishing such material to the U.S. Securities and Exchange Commission (“SEC”). These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material LOB files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
The Company also will provide without charge a copy of this Report to any shareholder by mail. Requests should be sent to Live Oak Bancshares, Inc., Attention: Corporate Secretary, 1741 Tiburon Drive, Wilmington, NC 28403.

Competition
Commercial banking in the United States is extremely competitive. The Company competes with national banking organizations including the largest commercial banks headquartered in the country, all of which have small business lending divisions. The Company also competes with other federally and state chartered financial institutions such as community banks and credit unions, finance and business development companies, peer-to-peer and marketplace lenders and other non-bank lenders. Most of the Company's competitors have higher legal lending limits and are also able to provide more services and make greater use of media advertising.
Despite the intense level of competition among small business lenders, the Company believes that it occupies a category of lender distinct from competitors, having both the benefit of deposit funding and the ability to grow quality assets. One of the Company's principal advantages is the technology-based platform it uses, which management believes has accelerated the Company's ability to issue proposals, complete credit due diligence and finalize commitments. The Company believes that its personnel also provides a competitive advantage, not only because they are industry participants with relevant experience in the Company's identified verticals but also because many have made meaningful equity investments in LOB, fostering a sense of ownership.
The Bank licenses the nCino bank operating system on a nonexclusive basis. As a result, this technology is available to other lenders. However, management believes that the Bank's ability to actively develop and improve upon the existing platform with in-house developers gives the Bank a competitive advantage over competitors who also may use this platform.
Employees
As of December 31, 2015, the Company had 327 full-time employees and 39 part-time employees. None of these employees are covered by a collective bargaining agreement, and management considers relations with employees to be good.
Subsidiaries
In addition to the Bank, the Company holds the following wholly owned subsidiaries: Live Oak Grove, LLC, opened in September 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location; Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans; and 504 Fund Advisors, LLC (“504FA”), formed to serve as the investment advisor to the 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans. Until it was dissolved at the end of December 2015, the Company also owned Independence Aviation, LLC, which was formed for the purpose of purchasing and operating aircraft used for business purposes of the Company.
SUPERVISION AND REGULATION
Federal Bank Holding Company Regulation and Structure
As a registered bank holding company, LOB is subject to regulation under the Bank Holding Company Act, or BHCA, and to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a North Carolina-chartered commercial bank and is subject to regulation, supervision and examination by the FDIC and the North Carolina Commissioner of Banks, or NCCOB.
The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•
it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•	it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

•	it may merge or consolidate with any other bank holding company.
The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under the Community Reinvestment Act of 1977, both of which are discussed elsewhere in more detail.

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.
LOB's common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.
The BHCA generally prohibits a bank holding company from retaining direct or indirect ownership or control of any voting shares of any company which is not a bank or bank holding company or engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.
Under the BHCA, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act of 1977 rating of each subsidiary bank must be satisfactory or better. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. LOB has not filed an election to become a financial holding company.
Under Federal Reserve policy and as has been recently codified by the Dodd-Frank Act, the Company is expected to act as a source of financial strength for Live Oak Bank and to commit resources to support Live Oak Bank. This support may be required at times when LOB might not be inclined to provide it or it might not be in LOB's best interests or the best interests of its shareholders. In addition, any capital loans made by the Company to Live Oak Bank will be repaid only after Live Oak Bank’s deposits and various other obligations are repaid in full.
Live Oak Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations and is supervised and examined by state and federal bank regulatory agencies. The FDIC and the NCCOB regularly examine the operations of Live Oak Bank and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. These agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.
Bank Merger Act
Section 18(c) of the Federal Deposit Insurance Act, popularly known as the “Bank Merger Act,” requires the prior written approval of appropriate federal bank regulatory agencies before any bank may (i) merge or consolidate with, (ii) purchase or otherwise acquire the assets of, or (iii) assume the deposit liabilities of, another bank if the resulting institution is to be a state nonmember bank.

The Bank Merger Act prohibits the applicable federal bank regulatory agency from approving any proposed merger transaction that would result in a monopoly, or would further a combination or conspiracy to monopolize or to attempt to monopolize the business of banking in any part of the United States. Similarly, the Bank Merger Act prohibits the applicable federal bank regulatory agency from approving a proposed merger transaction whose effect in any section of the country may be substantially to lessen competition, or to tend to create a monopoly, or which in any other manner would be in restraint of trade. An exception may be made in the case of a merger transaction whose effect would be to substantially lessen competition, tend to create a monopoly, or otherwise restrain trade, if the applicable federal bank regulatory agency finds that the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.
In every proposed merger transaction, the applicable federal bank regulatory agency must also consider the financial and managerial resources and future prospects of the existing and proposed institutions, the convenience and needs of the community to be served, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities, including in overseas branches.
State Law
Live Oak Bank is subject to extensive supervision and regulation by the NCCOB. The NCCOB oversees state laws that set specific requirements for bank capital and that regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The NCCOB supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and banks are required to make regular reports to the NCCOB describing in detail their resources, assets, liabilities, and financial condition. Among other things, the NCCOB regulates mergers and consolidations of state-chartered banks, capital requirements for banks, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.
The NCCOB has extensive enforcement authority over North Carolina banks. Such authority includes the ability to issue cease and desist orders and to seek civil money penalties. The NCCOB may also take possession of a North Carolina bank in various circumstances, including for a violation of its charter or of applicable laws, operating in an unsafe and unsound manner, or as a result of an impairment of its capital, and may appoint a receiver.
On October 1, 2012, the North Carolina Banking Law Modernization Act became effective and many of the state banking laws to which Live Oak Bank is subject were amended. Under the revised banking laws, the NCCOB continues to enforce specific requirements for bank capital, the payment of dividends, loans to officers and directors, record keeping, and types and amounts of loans and investments made by commercial banks.
The Company is also required to maintain registration as a bank holding company with the NCCOB. Subject to certain exceptions, the Company may not acquire control over another bank or bank holding company or consummate a merger or other combination transaction with another company without the prior approval of the NCCOB. The NCCOB also has authority to assert civil money penalties against a holding company if the NCCOB determines such holding company to be in violation of any banking laws and the holding company fails to comply with an NCCOB order to cease and desist from such violations of law.
Payment of Dividends and Other Restrictions
The Company is a legal entity separate and distinct from the Bank. While there are various legal and regulatory limitations under federal and state law on the extent to which banks can pay dividends or otherwise supply funds to holding companies, the principal source of cash revenues for the Company is dividends from the Bank. The relevant federal and state regulatory agencies have authority to prohibit a state bank or bank holding company, which would include the Bank and the Company, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of a bank, be deemed to constitute an unsafe or unsound practice in conducting its business.
North Carolina commercial banks, such as Live Oak Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Specifically, an insured depository institution, such as Live Oak Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past four quarters is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if any of the holding company’s bank subsidiaries are classified as undercapitalized.
A bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.
Capital Adequacy
The Company must comply with the Federal Reserve’s established capital adequacy standards, and Live Oak Bank is required to comply with the capital adequacy standards established by the FDIC. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.
The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.
Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. Under revised capital standards that apply to us and the Bank as of January 1, 2015, the minimum risk-based capital ratios are a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6%, and a total capital to risk-weighted assets ratio of 8%. In addition, to avoid restrictions on capital distributions and discretionary bonus payments, the Company and the Bank are required to meet a capital conservation buffer of common equity Tier 1 capital in addition to the minimum common equity Tier 1 capital ratio. The capital conservation buffer will be phased in beginning January 1, 2016 until January 1, 2019, at which point it will be set at 2.5% common equity Tier 1 capital to risk-weighted assets, which sits “on top” of the 4.5% minimum common equity Tier 1 to risk-weighted assets ratio. Common equity Tier 1 capital is predominantly comprised of retained earnings and common stock instruments (that meet strict delineated criteria), net of treasury stock, and after making necessary capital deductions and adjustments. Tier 1 capital is comprised of common equity Tier 1 capital plus Additional Tier 1 capital, which consists of noncumulative perpetual preferred stock and similar instruments meeting specified eligibility criteria and “TARP” preferred stock and other instruments issued under the Emergency Economic Stabilization Act of 2008. Total capital is comprised of Tier 1 capital plus Tier 2 capital, which consists of subordinated debt with a minimum original maturity of at least five years and a limited amount of loan loss reserves.
At December 31, 2015, the Company's risk-based capital ratios, as calculated under the revised capital standards applicable as of January 1, 2015, were 23.22% common equity Tier 1 capital to risk weighted assets, 23.22% Tier 1 capital to risk weighted assets, and 24.12% total capital to risk weighted assets.
In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average total on-balance sheet assets, less goodwill and certain other intangible assets, of 4% for bank holding companies. The Company’s ratio at December 31, 2015 was 18.36% compared to 13.38% at December 31, 2014. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities.
Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on taking brokered deposits and certain other restrictions on its business. As described below, the FDIC can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

The Federal Deposit Insurance Act, or FDI Act, requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.
The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio, Common Equity Tier 1 Capital ratio and the leverage ratio. As of January 1, 2015, an FDIC-insured bank was:

•
“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 8% or greater, a Common Equity Tier 1 Capital ratio of 6.5% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a Common Equity Tier 1 Capital ratio of 4.5% or greater and a leverage ratio of 4% or greater and is not “well capitalized”;

•
“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 6%, a Common Equity Tier 1 Capital ratio of less than 4% or a leverage ratio of less than 4%;

•
“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 4%, a Common Equity Tier 1 Capital ratio of less than 3% or a leverage ratio of less than 3%; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.
An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2015, Live Oak Bank had capital levels that qualify as “well capitalized” under the regulations applicable as of January 1, 2015.
The FDI Act generally prohibits an FDIC-insured bank from making a capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank is or would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan until the institution has been adequately capitalized on average during each of four consecutive calendar quarters. The aggregate liability of the parent holding company under such guaranty is limited to the lesser of: (i) an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized”; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”
“Significantly undercapitalized” insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and the cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. A bank that is not “well capitalized” is also subject to certain limitations relating to brokered deposits.
The regulatory capital framework under which the Company and Live Oak Bank operate has recently changed in significant respects as a result of the Dodd-Frank Act, which was enacted in July 2010, and other regulations, including the separate regulatory capital requirements put forth by the Basel Committee on Banking Supervision, commonly known “Basel III.”
In July 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency approved final rules that establish an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rules implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. These rule began to apply to the Company effective January 1, 2015.

The major provisions of the rule applicable to the Company are:

•
The rule implements higher minimum capital requirements, includes a new common equity Tier1 capital requirement, and establishes criteria that instruments must meet in order to be considered Common Equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements are intended to both improve the quality and increase the quantity of capital required to be held by banking organizations. The minimum capital to risk-weighted assets (“RWA”) requirements under the rule are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

•
The rule implements changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions. In addition, the rule requires that certain regulatory capital deductions be made from common equity Tier 1 capital.

•
Under the rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

•
The rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

On July 9, 2013, the FDIC confirmed that it would join in the Basel III standards and, on September 10, 2013, issued an “interim final rule” applicable to the Bank that is identical in substance to the final rules issued by the Federal Reserve described above. The Bank was required to comply with the interim final rule beginning on January 1, 2015. Compliance by LOB and the Bank with these capital requirements affects their respective operations by increasing the amount of capital required to conduct operations.
Acquisitions
The Company must comply with numerous laws related to any potential acquisition activity. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. The acquisition of non-banking companies is also regulated by the Federal Reserve. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. Additionally, since passage of the Dodd-Frank Act, a bank is now permitted to open a de novo branch in any state if that state would permit a bank organized in that state to open a branch.
Restrictions on Affiliate Transactions
Sections 23A and 23B of the Federal Reserve Act establish parameters for a bank to conduct “covered transactions” with its affiliates, with the objective of limiting risk to the insured bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guaranty on behalf of the affiliate and several other types of transactions.

The Dodd-Frank Act imposes new restrictions on transactions between affiliates by amending these two sections of the Federal Reserve Act. Under the Dodd-Frank Act, restrictions on transactions with affiliates are enhanced by (i) including among “covered transactions” transactions between bank and affiliate-advised investment funds; (ii) including among “covered transactions” transactions between a bank and an affiliate with respect to securities repurchase agreements and derivatives transactions; (iii) adopting stricter collateral rules; and (iv) imposing tighter restrictions on transactions between banks and their financial subsidiaries.
FDIC Insurance Assessments
The assessment rate paid by each DIF member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Live Oak Bank’s insurance assessments during 2015 and 2014 were $514 thousand and $251 thousand, respectively. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
The Dodd-Frank Act expanded the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act. Among other things, the final rule revised the assessment rate schedule to provide initial base assessment rates ranging from 5 to 35 basis points, subject to adjustments which could increase or decrease the total base assessment rates. The FDIC has three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt; (2) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment; and (3) for institutions not well rated and well capitalized, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.
The law also gives the FDIC enhanced discretion to set assessment rate levels.
The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation, or the FICO. The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2015 ranged from .150 basis points in the first quarter to .145 basis points in the fourth quarter per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.
Community Reinvestment Act
The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.
The Community Reinvestment Act regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s Community Reinvestment Act performance and to review the institution’s Community Reinvestment Act public file. Each lending institution must maintain for public inspection a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The Community Reinvestment Act requires public disclosure of the regulators’ written Community Reinvestment Act evaluations of financial institutions. This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution’s community reinvestment record.

The Gramm-Leach-Bliley Act made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports relating to such agreements must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory Community Reinvestment Act rating in its latest Community Reinvestment Act examination. Live Oak Bank operates under an approved CRA strategic plan and received an “Outstanding” rating in its last CRA examination, which was conducted as of April 15, 2013.
The Volcker Rule
Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” certain limitations are placed on the ability of insured depository institutions and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule became fully effective in July 2015, and banking entities currently have until July 2016 to divest certain legacy investments in covered funds. The Volcker Rule is not expected to have a material impact on the Company's operations.
Additional Legislative and Regulatory Matters
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe by regulation minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.
Sarbanes-Oxley mandates for public companies, such as the Company, a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the PCAOB, which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. Sarbanes-Oxley imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.
Fiscal and Monetary Policy
Banking is a business which depends on interest rate differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes a significant portion of a bank’s earnings. Thus, the Company's earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company's business and results of operations cannot be predicted.
Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company's future operations. Banking legislation and regulations may limit the Company's growth and the return to its investors by restricting certain of its activities.
In addition, capital requirements could be changed and have the effect of restricting the activities of the Company or requiring additional capital to be maintained. The Company cannot predict with certainty what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on the Company's business and results of operations.

Real Estate Lending Evaluations
The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans. Live Oak Bank’s respective loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.
Commercial Real Estate Concentrations
Lending operations of commercial banks may be subject to enhanced scrutiny by federal banking regulators based on a bank’s concentration of commercial real estate, or CRE, loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate, or CRE, lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for bank examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land, or C&D, represent 100% or more of the institution’s total capital; or

•
total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased over 50% or more during the prior 36 months.

As of December 31, 2015, the Bank's C&D concentration as a percentage of bank capital totaled 228.3% and the Bank's CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 46.9%.
Limitations on Incentive Compensation
In October 2009, the Federal Reserve issued proposed guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with the proposed guidance, the Federal Reserve announced that it would review incentive compensation arrangements of bank holding companies such as the Company as part of the regular, risk-focused supervisory process.
In June 2010, the Federal Reserve issued the incentive compensation guidance in final form and was joined by the FDIC, and the Office of the Comptroller of the Currency. The final guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and reward and, thus, do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
Economic Environment
The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits. The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on the Company's business and earnings cannot be predicted.

Evolving Legislation and Regulatory Action
In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. The Dodd-Frank Act was signed into law in 2010 and implements many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. Pursuant to the Dodd-Frank Act the Financial Stability Oversight Council, or the FSOC, was created and is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. Under the Dodd-Frank Act, the Consumer Financial Protection Bureau, or the CFPB, was also created as a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and that such markets are fair, transparent and competitive.
New laws or regulations or changes to existing laws and regulations, including changes in interpretation or enforcement, could materially adversely affect the Company's financial condition or results of operations. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. As a result, the overall financial impact on the Company and Live Oak Bank cannot be anticipated at this time.
Small Business Lending Fund
The Small Business Jobs Act of 2010 created the Small Business Lending Fund to invest capital into community banking organizations. Through the fund, the U.S. Department of the Treasury (the “U.S. Treasury”) invested in financial institutions through the purchase of senior preferred stock or indebtedness. The U.S. Treasury could invest up to 5% of risk-weighted assets for financial institutions with $1 billion of total assets or less as of December 31, 2009, or up to 3% of risk-weighted assets for financial institutions with more than $1 billion, but less than $10 billion, in total assets on that date. In April 2011, the Company elected to participate in the program and issued $6.8 million in senior securities to the U.S. Treasury (“SBLF Securities”). In December 2015, the Company redeemed the SBLF Securities by repaying $6.8 million to the U.S. Treasury, which amount was equal to the funding along with accrued but unpaid interest.
Federal and State Taxation
The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns in North Carolina. All the returns are filed on a calendar year basis. Consolidated income tax returns have the effect of eliminating intercompany income and expense, including dividends, from the computation of consolidated taxable income for the taxable year in which the items occur. In accordance with an income tax sharing agreement, income tax charges or credits are allocated among Live Oak and its subsidiaries on the basis of their respective taxable income or taxable loss that is included in the consolidated income tax return.
Banks and bank holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), with some modifications required by state law. Although Live Oak’s federal income tax liability is determined under provisions of the Code, which is applicable to all taxpayers, Sections 581 through 597 of the Code apply specifically to financial institutions.

Item 1A.    RISK FACTORS
An investment in LOB common stock involves certain risks. The following discussion highlights the risks that management believes are material for the Company, but do not necessarily include all the risks that we may face. Additional risks and uncertainties that are not currently known or that management does not currently deem material could also have a material adverse impact on our business, results of our operations and financial condition. You should carefully consider the risk factors and uncertainties described below and elsewhere in this Report in evaluating an investment in LOB’s common stock.
Risks Related to Our Business
The Company may experience increased delinquencies and credit losses, which could have a material adverse effect on its capital, financial condition, and results of operations.
Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since many of our loans are secured by collateral, we may attempt to seize the collateral if and when a customer defaults on a loan. However, the value of the collateral might not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customer. The resolution of nonperforming assets, including the initiation of foreclosure proceedings, requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities, and which expose us to additional legal costs. Elevated levels of loan delinquencies and bankruptcies in our market areas, generally, and among our customers specifically, can be precursors of future charge-offs and may require us to increase our allowance for loan and lease losses, or ALLL. Higher charge-off rates, delays in the foreclosure process or in obtaining judgments against defaulting borrowers or an increase in our ALLL may negatively impact our overall financial performance, may increase our cost of funds, and could materially adversely affect our business, results of operations and financial condition.
SBA lending is an important part of our business. Our SBA lending program is dependent upon the federal government, and we face specific risks associated with originating SBA loans.
Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, may also have a material adverse effect on our business.
We generally sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in premium income for us at the time of sale and created a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our business, results of operations and financial condition.
The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.

We are dependent upon the use of intellectual property owned by third parties, and any change in our ability to use, or the terms upon which we may use, this intellectual property could have a material adverse effect on our business.
The technology-based platform that is pivotal to our success is dependent on the use of the nCino Bank Operating System and Salesforce.com, Inc.’s Force.com cloud computing infrastructure platform. We rely on a non-exclusive license to use nCino’s platform. Because our license is non-exclusive, the nCino Bank Operating System is available to other lenders and nothing would prevent our competitors from developing, licensing or using similar technology. Our license currently expires on November 15, 2018. Notwithstanding the term of our agreement, our license may be terminated if we are in material breach of the license and do not cure the breach within 30 days. In addition, nCino relies on a license to use the Saleforce.com platform, and if nCino were unable to maintain its rights under that license, our ability to rely on the nCino license could be adversely affected. We can offer no assurance that we will be able to renew or maintain our license to use the nCino Bank Operating System on terms that are acceptable. Termination of either of these licenses or the reduction or elimination of our licensed rights may result in our having to negotiate new licenses with less favorable terms, or the inability to obtain access to such licensed technology at all. If we were to lose access to this technology, or were only able to access the technology on less favorable terms, we would not be able to offer our customers the technology-based platform services they seek from us and our business would be materially and adversely affected.
A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyber-attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
As a financial institution, our operations rely heavily on the secure data processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems and the technology we use could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets. We may fail to promptly identify or adequately address any such failures, interruptions or security breaches if they do occur. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.
The nature of our business may make it an attractive target and potentially vulnerable to cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions. The technology-based platform we use processes sensitive data from our borrowers and investors. While we have taken steps to protect confidential information that we have access to, our security measures and the security measures employed by the owners of the technology in the platform that we use could be breached. Any accidental or willful security breaches or other unauthorized access to our systems could cause confidential customer, borrower, employee, vendor, partner or investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation, and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the technology-based platform that we use are exposed and exploited, our relationships with customers, borrowers employees, vendors, partners and investors could be severely damaged, and we could incur significant liability.
Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we and our collaborators may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, federal regulators and many federal and state laws and regulations require companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause customers, borrowers, employees, vendors, partners or investors to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, we could lose customers, borrowers, employees, vendors, partners, or investors, and our business and operations could be adversely affected.
Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could materially adversely affect our business, financial condition, results of operations and prospects, as well as the value of our common stock.
A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have a material adverse effect on our results of operations.
Like all financial institutions, we are subject to certain risks resulting from a weakened economy, such as increased charge-offs and levels of past-due loans and nonperforming assets. Although the U.S. economy has emerged from the severe recession that occurred from 2007 to 2009, economic growth has been slow and uneven, and unemployment levels remain elevated in many areas of the country. In addition, recovery by many businesses has been impaired by lower consumer spending. A return of prolonged deteriorating economic conditions could adversely affect the ability of our customers to repay their loans, the value of our investments, and our ongoing operations, costs and profitability. These events may cause us to incur losses and may materially adversely affect our business, results of operations and financial condition.
Our loan portfolio mix, which includes owner-occupied commercial real estate loans, could result in increased credit risk in a challenging economy.
Our loan portfolio is concentrated in owner-occupied commercial real estate and owner-occupied commercial business loans. These types of loans generally are viewed as carrying more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations in certain types of commercial real estate loans, including acquisition, construction and development loans, and heavy loan concentrations in certain geographic segments. Because a portion of our loan portfolio is composed of these types of higher-risk loans, we face an increased risk of nonperforming loans that could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which could have a material adverse impact on our business, results of operations and financial condition.
The current economic environment and any deterioration or downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing those loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans. Any of these developments could materially adversely affect our business, financial condition, results of operations and prospects.
The fair value of our investment securities can fluctuate due to factors outside of our control.
As of December 31, 2015, the fair value of our investment securities portfolio was approximately $53.8 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, monetary tapering actions by the Federal Reserve, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects, as well as the value of our common stock. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our inability to accurately predict the future performance of an issuer or to efficiently respond to changing market conditions could result in a decline in the value of our investment securities portfolio, which could have a material and adverse effect on our business, results of operations and financial condition.

Our allowance for loan losses may prove to be insufficient to cover actual loan losses, which could have a material adverse effect on our financial condition and results of operations.
Our future success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that we will experience credit losses. The risk of loss will vary with, among other things, general economic conditions, including the current economic environment and real estate market, the type of loan, the creditworthiness of the borrower over the term of the loan, and, in the case of a collateralized loan, the quality of the collateral for the loan.
Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.
If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance in the form of provisions for loan losses would materially decrease our net income. We expect our allowance to continue to fluctuate; however, given current and future market conditions, our allowance may not be adequate to cover future loan losses.
In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulators could have a negative effect on our operating results and could materially adversely affect our business, results of operations and financial condition.
The valuation of our servicing rights is based on estimates and subject to fluctuation based on market conditions and other factors that are beyond our control.
The fair value of our servicing rights is estimated based upon projections of expected future cash flows generated by the loans we service, historical prepayment rates, future prepayment estimates, portfolio characteristics, interest rates based on interest rate yield curves, volatility, market demand for servicing rights and other factors. While this evaluation process uses historical and other objective information, the valuation of our servicing rights is ultimately an estimate based on our experience, judgment and expectations regarding our servicing portfolio and the broader market. This is an inherently uncertain process and the value of our servicing rights may be adversely impacted by factors that are beyond our control, which may in turn have a material adverse effect on our business, results of operations and financial condition.
The recognition of gains on the sale of loans reflects certain assumptions.
Gains on the sale of loans comprise a significant component of our revenue. Noncash gains recognized in the years ended December 31, 2015, 2014 and 2013 were $6.1 million, $3.5 million and $3.3 million respectively. The determination of these noncash gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs. The value of retained unguaranteed loans and servicing rights are determined by our wholly owned subsidiary, GLS, which applies market derived factors such as prepayment rates, current market conditions and recent loan sales to arrive at valuations. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe that the valuations provided by GLS are at arm’s length, reflect fair value and are subject to validation by an independent third party on an annual basis, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

We anticipate that going forward we will experience increasing growth in our held-for-sale and held-for-investment loan portfolios due to our increasing construction portfolio or strategic business decisions.
Our revenue model has historically been driven by selling loans that we originate, or a portion of the loans, in the secondary market when fully funded. The growth of our construction portfolio will result in a decrease in the volume of loans sold relative to production in any period, which, in turn, decreases our revenue relative to production in any period. In addition, we anticipate growth in our loans held for investment due to our origination of loans that we choose not to sell or for which there is no secondary market or due to other strategic choices, including the pursuit of potential opportunities in conventional lending outside of SBA or other government guarantee programs. Growth in our held-for-sale and our held-for-investment loan portfolios exposes us to increased interest rate and credit risks.
We are subject to liquidity risk in our operations.
Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, loan originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures. Our liquidity is derived primarily from the sale of loans in the secondary market, retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. Historically, we have relied on brokered and Internet funds as a large portion of our deposit base. Our access to funding sources in amounts adequate to finance our activities or at a reasonable cost could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could adversely affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn, our lack of access to a traditional branch banking network designed to generate core deposits and adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Our access to borrowed funds could become limited in the future, and we may be required to pay above market rates for additional borrowed funds, if we are able to obtain them at all, which may adversely affect our business, results of operations and financial condition.
The amount of other real estate owned, or OREO, may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.
In connection with our banking business, we take title to real estate collateral from time to time through foreclosure or otherwise in connection with efforts to collect debts previously contracted. Such real estate is referred to as other real estate owned, or OREO. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. The amount of OREO we hold may increase due to various economic conditions or other factors. Any additional increase in losses and maintenance costs and other expenses due to OREO may have a material adverse effect on our business, results of operations and financial condition. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and other expenses, and reduce our ultimate realization from any OREO sales. In addition, at the time of acquisition of the OREO we are required to reflect its fair market value in our financial statements. If the OREO declines in value subsequent to its acquisition, we are required to recognize a loss. As a result, declines in the value of our OREO will have a negative effect on our business, results of operations and financial condition. As of December 31, 2015, we had six OREO properties with an aggregate carrying value of $2.7 million. For more information about amounts held in OREO, see Note 9 to our audited consolidated financial statements as of and for the year ended December 31, 2015 filed with this Report.
We are subject to environmental liability risk associated with our lending activities.
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, results of operations and financial condition.

Our use of appraisals in deciding whether to make a loan secured by real property or how to value the loan in the future may not accurately reflect the net value of the collateral that we can realize.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may experience changes in value in relatively short periods of time, especially given heightened economic uncertainty, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of OREO, and our ALLL may not reflect accurate loan impairments. The valuation of the properties securing the loans in our portfolio may negatively impact the continuing value of those loans and could materially adversely affect our business, results of operations and financial condition.
We could be subject to losses, regulatory action or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our borrowers, our employees and vendors.
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, property appraisals, title information, employment and income documentation, account information and other financial information. We may also rely on representations of clients and counterparties as to the accuracy and completeness of such information and, with respect to financial statements, on reports of independent auditors. Any such misrepresentation or incorrect or incomplete information may not be detected prior to funding a loan or during our ongoing monitoring of outstanding loans. In addition, one or more of our employees or vendors could cause a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our loan documentation, operations or systems. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.
We may fail to realize all of the anticipated benefits, including estimated cost savings, of potential future acquisitions.
In the future, we may encounter difficulties in obtaining required regulatory approvals for, or face unexpected contingent liabilities from, businesses we may acquire. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, customers, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect our business, results of operations and financial condition. Additionally, given continued market volatility and uncertainty, we may also experience increased credit costs or need to take additional markdowns and allowances for loan losses on assets and loans we may acquire. These increased credit costs, markdowns and allowances could materially adversely affect our financial condition and results of operations, as well as the value of our common stock.
Implementation of our growth strategy depends, in part, on our ability to successfully identify acquisition opportunities and strategic partners that will complement our operating philosophy, and also on the successful integration of their operations with our own. To successfully acquire target companies or establish complementary lines of business, we must be able to correctly identify profitable or growing markets, as well as attract the necessary relationships and high caliber personnel to make these new business lines profitable. In addition, we may not be able to identify suitable opportunities for further growth and expansion. As consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase. We will compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. If we are unable to effectively implement our growth strategies, our business, results of operations and financial condition may be materially and adversely affected.

Changes in the interest rate environment could reduce our net interest income, which could reduce our profitability.
As a financial institution, our earnings depend in part on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Additionally, changes in interest rates affect the premiums we may receive in connection with the sale of SBA 7(a) loans in the secondary market, pre-payment speeds of loans for which we own servicing rights, our ability to fund our operations with customer deposits, and the fair value of securities in our investment portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, affects us more than non-financial companies and can have a significant effect on our net interest income and results of operations. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin, noninterest income and results of operations. Further, since we began originating loans in May 2007 we have operated in a period of low market interest rates. In a rising interest rate environment, potential borrowers could seek to defer loans as they wait for interest rates to settle, and borrowers of variable rate loans may be subject to increased interest rates, which could result in a greater rate of default. Rising interest rates may also present additional challenges to our business that we have not anticipated.
We face strong competition from a diverse group of competitors.
The banking business is highly competitive, and we experience strong competition from many other financial institutions, including some of the largest commercial banks headquartered in the country, as well as other federally and state chartered financial institutions such as community banks and credit unions, finance and business development companies, consumer finance companies, peer-to-peer and marketplace lenders, securities brokerage firms, insurance companies, money market and mutual funds and other non-bank lenders.
We compete with these institutions both in attracting deposits and in making loans, primarily on the basis of the interest rates we pay and yield on these products. Many of our competitors are well-established, much larger financial institutions. While we believe we can successfully compete with these other lenders in our industry verticals, we may face a competitive disadvantage as a result of our smaller size. Furthermore, nothing would prevent our competitors from developing or licensing a technology-based platform similar to the technology-based platform we currently use in our business. In addition, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation, legislative, regulatory and technological changes, and the emergence of alternative banking sources.
Our ability to compete successfully will depend on a number of factors, including, among other things:

•	our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;

•	the scope, relevance and pricing of products and services that we offer;

•	customer satisfaction with our products and services;

•	industry and general economic trends; and

•	our ability to keep pace with technological advances and to invest in new technology.
Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could reduce our profitability. Our failure to compete effectively in our primary markets could cause us to lose market share and could have a material adverse effect our business, results of operations and financial condition.

Prior to August 3, 2014, we were taxed as an S corporation under the Internal Revenue Code, and claims of taxing authorities related to our prior status as an S corporation could harm us.
We voluntarily terminated our S corporation status effective as of August 3, 2014, and we are now treated as a C corporation under the income tax provisions of the Internal Revenue Code of 1986, as amended, which is applicable to most corporations and imposes income tax on the corporation as an entity that is separate and distinct from its shareholders. If the open tax years in which we were an S corporation are audited by the Internal Revenue Service, and we are determined not to have qualified for, or to have violated, our S corporation status, we will be obligated to pay back taxes, interest and penalties, and we do not have the right to reclaim tax distributions that we have made to our shareholders during those periods. These amounts could include federal, state and any local taxes on all of our taxable income while we were an S corporation. Any such claims could result in additional costs to us and could have a material adverse effect on our business, results of operations and financial condition.
Our loan portfolio may be affected by deterioration in real estate markets, including declines in the performance of loans.
Deterioration in real estate markets could result in declining prices and excess inventories. As a result, developers may experience financial deterioration and banking institutions may experience declines in the performance of construction, development and commercial loans. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If conditions are worse than forecast, we could experience higher charge-offs and delinquencies than is provided in the allowance for loan losses, which could materially adversely affect our business, results of operations and financial condition.
A prolonged U.S. government shutdown or default by the U.S. on government obligations would harm our results of operations.
Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption on account of a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations, particularly those pertaining to the SBA or the FDIC. Any such failure to maintain such U.S. government operations would impede our ability to originate SBA loans or our ability to sell such loans in the secondary market, which would materially adversely affect our business, results of operations and financial condition.
Deterioration in the fiscal position of the U.S. federal government and downgrades in U.S. Treasury and federal agency securities could adversely affect us and our subsidiary’s banking operations.
The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of the credit rating of the U.S. government and federal agencies. In addition to causing economic and financial market disruptions, any future downgrade, failure to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. government and federal agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Also, the adverse consequences could extend to those to whom we extend credit and could adversely affect their ability to repay their loans. Any of these developments could materially adversely affect our business, results of operations and financial condition.
Deterioration in the commercial soundness of our counterparties could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could create another market-wide liquidity crisis similar to that experienced in late 2008 and early 2009 and could lead to losses or defaults by us or by other institutions. The deterioration or failure of our counterparties would have a material adverse effect on our business, results of operations and financial condition.
We have different lending risks than larger, more diversified banks.
Our ability to diversify our economic risks is limited. We lend primarily to small businesses in selected industries, which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

Small businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may have limited operating histories. If economic conditions negatively impact the verticals in which we operate, our business, results of operations and financial condition may be adversely affected.
We attempt to manage our credit exposure through careful monitoring of loan applicants and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, and the economies in which we and our borrowers operate, as well as the judgment of our regulators. This is an inherently uncertain process, and our loan loss reserves may not be sufficient to absorb future loan losses or prevent a material adverse effect on our business, results of operations and financial condition.
We rely heavily on our management team, and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.
We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our chief executive officer, president, and other senior officers. The unexpected loss of any of our key employees could have an adverse effect on our business, results of operations and financial condition. The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. We are not party to non-compete or non-solicitation agreements with any of our officers or employees. The market for qualified employees in the businesses in which we operate is competitive, and we may not be successful in attracting, hiring or retaining key personnel. Our inability to attract, hire or retain key personnel could have a material adverse effect on our business, results of operations and financial condition.
Our risk management framework may not be effective in mitigating risks and/or losses to us.
We have implemented a risk management framework to manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance risks. Our framework also includes financial and other modeling methodologies which involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and it may fail to adequately mitigate risk or loss to us. If our framework is not effective, we could suffer unexpected losses and be subject to potentially adverse regulatory consequences, and our business, results of operations and financial condition could be materially and adversely affected.
Hurricanes or other adverse weather events could disrupt our operations, which could have an adverse effect on our business or results of operations.
North Carolina’s coastal region is affected, from time to time, by adverse weather events, particularly hurricanes. We cannot predict whether, or to what extent, damage caused by future hurricanes or other weather events will affect our operations. Weather events could cause a disruption in our day-to-day business activities and could have a material adverse effect on our business, results of operations and financial condition.
Outbreaks of avian disease, such as avian influenza, or the perception that outbreaks may occur, could have a material adverse effect on lending operations in our Poultry Agriculture vertical.
Pandemic events beyond our control, such as an outbreak of avian disease, or “bird flu,” could have a material adverse effect on the performance of our portfolio of loans in our Poultry Agriculture vertical and on the demand for new loans in this vertical. An outbreak of disease could result in governmental restrictions on the import and export of fresh and frozen chicken or other poultry products to or from our customers. This could result in the cancellation of orders and the curtailment of farming operations by our customers and could create adverse publicity that may have a material adverse effect on the performance of our existing loans and future business prospects in our Poultry Agriculture vertical. In addition, consumer fears about avian disease have, in the past, depressed demand for fresh poultry, which may adversely impact the demand for future loans and the performance of existing loans in our Poultry Agriculture vertical.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting which would harm our business and the trading price of our securities.
If we identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. We may also face regulatory enforcement or other actions, including the potential delisting of our securities from NASDAQ. This could have a material adverse effect on our business, financial condition and results of operations, and could subject us to litigation.
Changes in accounting standards and management’s selection of accounting methods, including assumptions and estimates, could materially impact our financial statements.
From time to time the SEC and the Financial Accounting Standards Board, or FASB, update accounting principles generally accepted in the United States ("GAAP") that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, we may experience unexpected material adverse consequences that could negatively affect our business, results of operations and financial condition.
Our business reputation is important and any damage to it could have a material adverse effect on our business.
Our reputation is very important to sustain our business, as we rely on our relationships with our current, former and potential customers and shareholders, and the industries that we serve. Any damage to our reputation, whether arising from legal, regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, the conduct of our business or otherwise could have a material adverse effect on our business, results of operations and financial condition.
Insiders have substantial control over us, and this control may limit our shareholders’ ability to influence corporate matters and may delay or prevent a third party from acquiring control over us.
As of January 31, 2016, our directors and executive officers and their related entities currently beneficially own, in the aggregate, approximately 29.8% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our executive officers and directors and related entities, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this Report.
Risks Related to Our Regulatory Environment
We are subject to extensive regulation that could limit or restrict our activities.
We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including the declaration and payment of cash dividends to shareholders, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth and operations. Should we fail to comply with these regulatory requirements, federal and state regulators could impose additional restrictions on the activities of the Company and the Bank, which could materially and adversely affect our business, results of operations and financial condition.

The laws and regulations applicable to the banking industry have recently changed and may continue to change, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our business, results of operations and financial condition.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted on July 21, 2010. The provisions of the Dodd-Frank Act, and its implementing regulations may materially and adversely affect our business, results of operations and financial condition. Some or all of the changes, including the new rulemaking authority granted to the Consumer Financial Protection Bureau, or the CFPB, may result in greater liability, reporting requirements, assessment fees, operational restrictions, capital requirements, and other regulatory burdens applicable to us while many of our non-bank competitors may remain free from such burdens. The changes arising out of the Dodd-Frank Act could adversely affect our ability to attract and maintain depositors, to offer competitive products and services, to attract and retain key personnel and to expand our business.
Congress may consider additional proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing banking statutes and regulations, as well as our current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, other financial institutions and non-bank lenders. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, results of operations or financial condition.
Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand, or business and earnings, as well as the value of our common stock.
We may be required to raise additional capital in the future, including to comply with new increased minimum capital thresholds established by our regulators as part of their implementation of Basel III, but that capital may not be available when it is needed and could be dilutive to our existing shareholders, which could adversely affect our financial condition and results of operations.
In July 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency approved final rules that establish an integrated regulatory capital framework that addresses perceived shortcomings in certain capital requirements. The rules implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.
The major provisions of the rule applicable to the Company are:

•
The rule implements higher minimum capital requirements, includes a new common equity Tier1 capital requirement, and establishes criteria that instruments must meet in order to be considered Common Equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements are intended to both improve the quality and increase the quantity of capital required to be held by banking organizations. The minimum capital to risk-weighted assets (“RWA”) requirements under the rule are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

•
The rule implements changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions. In addition, the rule requires that certain regulatory capital deductions be made from common equity Tier 1 capital.

•
Under the rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

•
The rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

Compliance by LOB and the Bank with these capital requirements affects their respective operations by increasing the amount of capital required to conduct operations. In order to support the operations at the Bank, we may need to raise capital in the future. Our ability to raise capital will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we may be unable to raise capital on terms acceptable to us if at all. If we cannot raise capital when needed, our ability to operate or further expand our operations could be materially impaired. In addition, if we decide to raise equity capital under such conditions, the interests of our shareholders could be diluted.
Our deposit operations are subject to extensive regulation, and we expect additional regulatory requirements to be implemented in the future.
We are subject to significant anti-money laundering, “know your customer” and other regulations under applicable law, including the Bank Secrecy Act and the USA Patriot Act, and we could become subject in the future to additional regulatory requirements beyond those that are currently adopted, proposed or contemplated. We expect that federal and state bank regulators will increase their oversight, inspection and investigatory role over our deposit operations and the financial services industry generally. Furthermore, we intend to increase our deposit product offerings and grow our customer deposit portfolio in the future and, as a result, we are, and will continue to be, subject to heightened compliance and operating costs that could adversely affect our business, results of operations and financial condition. In addition, legal and regulatory proceedings and other contingencies will arise from time to time that may have an adverse effect on our business practices and results of operations.
The FDIC Deposit Insurance assessments that we are required to pay may continue to materially increase in the future, which would have an adverse effect on our earnings.
As a member institution of the FDIC, we are assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments that could adversely affect our business, results of operations and financial condition.
On October 19, 2010, the FDIC adopted a Deposit Insurance Fund, or DIF, Restoration Plan, which requires the DIF to attain a 1.35% reserve ratio by September 30, 2020. The Dodd-Frank Act directs the FDIC to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. In addition, the FDIC modified the method by which assessments are determined and, effective April 1, 2011, adjusted assessment rates, which will range from 2.5 to 45 basis points (annualized), subject to adjustments for unsecured debt and, in the case of small institutions outside the lowest risk category and certain large and highly complex institutions, brokered deposits. Further increased FDIC assessment premiums, due to our risk classification, emergency assessments, or implementation of the modified DIF reserve ratio, could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to our Common Stock
The low trading volume in our common stock may adversely affect your ability to resell shares at prices that you find attractive or at all.
Our common stock is listed for quotation on the Nasdaq Global Select Market under the ticker symbol “LOB”. The average daily trading volume for our common stock is less than that of larger financial institutions. From July 24, 2015, to February 29, 2016, the average daily trading volume for our common stock was approximately 97,585 shares. Due to its relatively low trading volume, sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.
We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the federal securities laws. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions, or if we choose to rely on additional exemptions in the future. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Securities analysts may not initiate or continue coverage on our common stock.
The trading market for our common stock depends in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our common stock is the subject of an unfavorable report, the price of our common stock may decline. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.
Future sales of shares of our common stock by existing shareholders could depress the market price of our common stock.
LOB had 34,176,256 shares of common stock outstanding at January 31, 2016, none of which remain subject to post-IPO lock-up agreements. In addition, as of January 31, 2016, there were outstanding options to purchase 3,543,531 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and options are held by a small number of persons. Sales by these shareholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock.
Our ability to pay cash dividends on our securities is limited and we may be unable to pay future dividends.
We may not declare or pay dividends on our securities, including our common stock, in the future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant. The holders of our capital stock are entitled to receive dividends when, and if, declared by our board of directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the current policy of the Federal Reserve that bank holding companies should pay cash dividends on capital stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank, which, in turn, will be highly dependent upon the Bank’s historical and projected results of operations, liquidity, cash flows and financial condition, as well as various legal and regulatory prohibitions and other restrictions on the ability of the Bank to pay dividends, extend credit or otherwise transfer funds to LOB.

Additional issuances of common stock or securities convertible into common stock may dilute holders of our common stock.
LOB may, in the future, determine that it is advisable, or LOB may encounter circumstances where it is determined that it is necessary, to issue additional shares of common stock, securities convertible into, exchangeable for or that represent an interest in common stock, or common stock-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. Our board of directors is authorized to cause us to issue additional shares of common stock from time to time for adequate consideration without any additional action on the part of our shareholders. The market price of our common stock could decline as a result of other offerings, as well as other sales of a large block of common stock or the perception that such sales could occur.
LOB is subject to extensive regulation, and ownership of its common stock may have regulatory implications for holders thereof.
LOB is subject to extensive federal and state banking laws, including the Bank Holding Company Act of 1956, as amended, or BHCA, and federal and state banking regulations, that will impact the rights and obligations of owners of its common stock, including, for example, its ability to declare and pay dividends on its common stock. Shares of LOB’s common stock are voting securities for purposes of the BHCA and any bank holding company or foreign bank that is subject to the BHCA may need approval to acquire or retain more than 5% of the then outstanding shares of LOB’s common stock, and any holder (or group of holders deemed to be acting in concert) may need regulatory approval to acquire or retain 10% or more of the shares of LOB’s common stock. A holder or group of holders may also be deemed to control LOB if they own 25% or more of our total equity. Under certain limited circumstances, a holder or group of holders acting in concert may exceed the 25% percent threshold and not be deemed to control us until they own 33% percent or more of our total equity. The amount of total equity owned by a holder or group of holders acting in concert is calculated by aggregating all shares held by the holder or group, whether as a combination of voting or non-voting shares or through other positions treated as equity for regulatory or accounting purposes and meeting certain other conditions. Holders of LOB common stock should consult their own counsel with regard to regulatory implications.
Holders should not expect us to redeem or repurchase outstanding shares of LOB common stock.
LOB’s common stock is a perpetual equity security. This means that it has no maturity or mandatory redemption date and will not be redeemable at the option of the holders. Any decision LOB may make at any time to propose the repurchase or redemption of shares of its common stock will depend upon, among other things, our evaluation of the Company’s capital position, the composition of our shareholders’ equity, general market conditions at that time and other factors we deem relevant. LOB’s ability to redeem shares of its common stock is subject to regulatory restrictions and limitations, including those of the Federal Reserve Board.
Offerings of debt, which would rank senior to LOB’s common stock upon liquidation, may adversely affect the market price of LOB common stock.
The Company may attempt to increase its capital resources or, if regulatory capital ratios fall below the required minimums, The Company could be forced to raise additional capital by making additional offerings of debt or equity securities, senior or subordinated notes, preferred stock and common stock. Upon liquidation, holders of the Company’s debt securities and lenders with respect to other borrowings will receive distributions of available assets prior to the holders of LOB common stock.
Anti-takeover provisions could adversely affect LOB shareholders.
In some cases, shareholders would receive a premium for their shares if LOB were acquired by another company. However, state and federal law and LOB’s articles of incorporation and bylaws make it difficult for anyone to acquire the Company without approval of the LOB board of directors. For example, LOB’s articles of incorporation require a supermajority vote of two-thirds of our outstanding common stock in order to effect a sale or merger of the company in certain circumstances. Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.
Shares of LOB common stock are not insured deposits and may lose value.
Shares of LOB common stock are not savings accounts, deposits or other obligations of any depository institution and are not insured or guaranteed by the FDIC or any other governmental agency or instrumentality, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section. As a result, if you acquire shares of our common stock, you may lose some or all of your investment.

Item 1B.    UNRESOLVED STAFF COMMENTS
There were no unresolved comments received from the SEC regarding LOB’s periodic or current reports.
Item 2.        PROPERTIES
The following table sets forth the location of the Company’s main office, as well as additional offices and certain information relating to the facilities.

Office	Address	Year Opened	Approximate Square Footage	Owned or Leased
Main Office	1741 Tiburon Dr	2013	36,000	Owned
Satellite Wilmington Office	2605 Irongate Dr Ste. 100	2013	10,632	Leased
Atlanta Loan Production Office	3060 Peachtree Rd Ste. 1220	2010	4,455	Leased
Fayetteville, AR Office	2027 E Millennium Pl Ste 2	2014	1,575	Leased
Gainesville, GA Office	500 Jesse Jewell Pkwy Ste. 200	2014	843	Leased
Santa Rosa, CA Office	100 B Street Ste. 100	2015	2,386	Leased
Houston, TX Relationship Office	16801 Greenspoint Park Dr Ste. 395	2015	3,387	Leased
The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its operational needs.
Item 3.        LEGAL PROCEEDINGS
In the ordinary course of operations, LOB and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2015 there are no material pending legal proceedings to which LOB, or any of its subsidiaries, is a party, or of which any of their property is the subject.
Item 4.        MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
From July 23, 2015 through December 31, 2015, the Company's voting common stock was listed for trading on the NASDAQ Global Select Market under the symbol “LOB.” Quotations of the sales volume and the closing sales prices of the voting common stock of the Company are listed daily in the NASDAQ Global Select Market’s listings. As of December 31, 2015, there were 34,172,899 shares outstanding (comprised of 29,449,369 voting common shares and 4,723,530 non-voting common shares) and 270 holders of record (comprised of 265 holders of record for voting common shares and 5 holders of record for non-voting common shares) for the Company's common stock. The Company's non-voting common stock is not listed for trading on any exchange.
The following table sets forth the quarterly high and low closing prices for the Company's voting common stock as reported by the NASDAQ Global Select Market and the dividends declared per share of common stock for each quarter since the initial public offering:

	Closing Price		Cash Dividends Declared
2015	High	Low
Third Quarter (beginning July 23, 2015)	$20.65	$18.62	$0.01
Fourth Quarter	$19.34	$12.88	$0.01
Dividend Policy
On September 9, 2015 the Company declared its first quarterly cash dividend of $0.01 per share since completing its IPO. Since declaring this dividend, the Company has declared a dividend to stockholders in each subsequent quarter, with the most recent declared in February 2016.
The timing and amount of cash dividends paid depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Although the Company has begun paying quarterly cash dividends to its stockholders, stockholders are not entitled to receive dividends. Downturns in domestic and global economies and other factors could cause the Company’s board of directors to consider, among other things, the elimination of or reduction in the amount and/or frequency of cash dividends paid on the Company’s common stock.  See “Supervision and Regulation” under Item 1 of this Report for more information on restrictions on the Company’s ability to declare and pay dividends. The Company can offer no assurance that the board of directors will continue to declare or pay cash dividends in any future period.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
See item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.        SELECTED FINANCIAL DATA
The tables below set forth selected consolidated financial data as of the dates or for the periods indicated. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Consolidated Financial Statements and Notes in Item 8 of this Report.

(dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data
Net interest income	$25,589	$14,713	$10,779	$8,097	$6,007
Provision for (recovery of) loan loss	3,806	2,793	(858)	2,110	2,855
Noninterest income	84,328	60,042	56,477	42,430	32,127
Noninterest expense	71,715	54,526	40,172	33,619	20,967
Income, before income taxes	34,396	17,436	27,942	14,798	14,312
Income tax expense	13,795	7,388	—	—	—
Net income	20,601	10,048	27,942	14,798	14,312
Net income attributable to noncontrolling interest	24	—	120	1,297	—
Net income to common shareholders	20,625	10,048	28,062	16,095	14,312
Net income (net of tax effect) (1)	20,625	10,723	17,258	9,899	8,802
Period End Balances
Assets	1,052,622	673,315	430,355	342,468	266,157
Loans held for sale	480,619	295,180	159,438	145,183	111,877
Loans held for investment	279,969	203,936	141,349	92,669	85,721
Allowance for loan losses	7,415	4,407	2,723	5,108	4,617
Deposits	804,788	522,080	356,620	286,674	222,163
Borrowings	28,375	47,949	12,325	12,205	8,659
Shareholder's equity	199,488	91,814	48,390	31,760	27,583
Per Common Share Data
Net income per share - basic	0.66	0.42	1.38	0.83	0.82
Net income per share - diluted	0.65	0.41	1.37	0.80	0.70
Net income per share (net of tax effect) - basic (1)	0.66	0.45	0.85	0.51	0.50
Net income per share (net of tax effect) - diluted (1)	0.65	0.44	0.84	0.49	0.43
Operating net income per share (Non-GAAP) - basic	0.54	0.57	0.48	0.51	0.50
Operating net income per share (Non-GAAP) - diluted	0.53	0.56	0.48	0.49	0.42
Dividends declared	0.10	2.18	0.48	0.59	0.55
Book value	5.84	3.21	2.38	1.57	1.46
Tangible book value	5.84	3.20	2.36	1.57	1.46

	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011
Performance Ratios
Return on average assets	2.26%	1.77%	6.53%	5.01%	5.75%
Return on average equity	14.52	14.11	62.82	51.67	61.64
Return on average assets (net of tax effect) (1)	2.26	1.89	4.02	3.08	3.54
Return on average equity (net of tax effect) (1)	14.52	15.05	38.63	31.78	37.91
Net interest margin	3.26	3.04	2.95	2.83	2.81
Efficiency ratio	65.25	72.87	59.74	66.54	54.98
Noninterest income to total revenue	76.72	80.34	83.97	83.97	84.25
Average equity to average assets	15.53	12.56	10.40	9.69	9.33
Dividend payout ratio (inclusive of tax distributions)	15.15	447.33	10.65	33.56	20.70
Dividend payout ratio (net of tax effect) (1)	15.15	419.17	17.32	54.57	33.66
Selected Loan Metrics
Loans originated	$1,158,640	$848,090	$498,752	$413,763	$306,637
Guaranteed loans sold	640,886	433,912	339,342	276,676	238,442
Average net gain on sale of loans	105.14	115.18	112.64	121.21	94.83
Held for sale guaranteed loans (note amount) (3)	497,875	326,723	144,228	121,666	97,089
Annual increase in held for sale guaranteed loans (note amount)	171,152	182,495	22,562	24,577	N/A
Estimated net gain to be recognized on annual increase in guaranteed loans held for sale (2)	17,995	21,020	2,541	2,979	N/A
Asset Quality Ratios
Allowance for loan losses to loans held for investment	2.65%	2.16%	1.93%	5.51%	5.39%
Net charge-offs to average loans held for investment	0.37	1.21	3.47	4.92	1.96
Nonperforming loans	$12,367	$18,692	$8,697	$8,593	$9,871
Foreclosed assets	2,666	1,084	773	1,518	—
Nonperforming loans (unguaranteed exposure)	2,037	3,137	1,714	3,531	3,081
Foreclosed assets (unguaranteed exposure)	373	371	341	232	—
Nonperforming loans not guaranteed by the SBA and foreclosed assets	2,410	3,508	2,055	3,763	3,081
Nonperforming loans not guaranteed by the SBA and foreclosed assets to total assets	0.23%	0.52%	0.48%	1.10%	1.16%
Capital and Liquidity Ratios
Common equity tier 1 capital (to risk-weighted assets)	23.22%	N/A	N/A	N/A	N/A
Total capital (to risk-weighted assets)	24.12	19.63%	15.95%	17.91%	18.40%
Tier 1 risk-based capital (to risk-weighted assets)	23.22	17.41	15.09	16.65	17.13
Tier 1 leverage capital (to average assets)	18.36	13.38	10.39	10.63	11.84

(1)
Net income (net of tax effect), earnings per share (net of tax effect) on a basic and diluted basis, return on average assets (net of tax effect), and return on average equity (net of tax effect) for each year shown was determined by calculating a provision for income taxes using an assumed annual effective income tax rate of 38.5% for the years ended December 31, 2014, 2013, 2012 and 2011, and adjusting our historical net income for each period presented to give effect to the pro forma provision for federal and state income taxes for such year. For the year ended December 31, 2014 the Company also excluded the initial deferred tax liability recorded as a result of the change in tax status on August 3, 2014 due to the conversion from an S corporation to a C corporation.

(2)	The estimated revenue from the sale of the annual increase in guaranteed loans is based on the average net gain of loans for that year.

(3)	Includes the entire note amount, including undisbursed funds for multi-advance loans.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following presents management’s discussion and analysis for the more significant factors that affected the Company's financial condition as of December 31, 2015 and 2014 and results of operations for each of the years in the three-year period ended December 31, 2015. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
Dollar amounts in tables are stated in thousands, except for per share amounts.
Nature of Operations
Live Oak Bancshares, Inc. (“LOB” and, collectively with its subsidiaries including Live Oak Banking Company, the “Company”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was established in May 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending services to small businesses nationwide in targeted industries. The Bank identifies and seeks to grow within selected industry sectors, or verticals, by leveraging expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) program. In 2010, the Bank formed Live Oak Number One, Inc., a wholly-owned subsidiary, to hold properties foreclosed on by the Bank.
In addition to the Bank, the Company owns Live Oak Grove, LLC, opened in September 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location, Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans, and 504 Fund Advisors, LLC (“504FA”), which was formed to serve as the investment advisor to the 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.
The Company generates revenue primarily from the sale of SBA-guaranteed loans and net interest income. Income from the sale of loans is comprised of loan servicing revenue and revaluation and net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.
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
Executive Summary
Following is a summary of the Company's financial highlights and events for 2015:

•
During 2015, the Company entered into four new verticals bringing the total of industries served at year-end to eleven. It also developed and began providing loans in a pilot program through eLending. eLending is a highly efficient technology-based platform for smaller, less complex business loans of up to $350,000. The initiative was publicly launched in February 2016.

•	Loan production increased to $1.16 billion for 2015, a 36.6% increase over 2014.

•	Guaranteed loan sales increased by $207.0 million, or 47.7%, to $640.9 million in 2015.

•	Loans held for investment increased by $76.0 million, or 37.3%, to $280.0 million at the end of 2015.

•	Asset quality continued to improve as nonperforming unguaranteed loans declined by $1.1 million, or 35.1%, to $2.0 million at the end of 2015 from $3.1 million at the end of 2014.

•	Core recurring revenues consisting of net interest income, servicing revenue and gains on sale of loans increased to $109.1 million, a 40.7% increase over 2014.

•
Adjusted pre-tax net income, which excludes non-recurring income and expenses, improved $8.5 million over 2014, or 38.5% to $30.6 million. Reported net income on a comparable basis increased by 105.3% over 2014 to $20.6 million.

•	Return on average assets increased to 2.26% for 2015 from 1.77% for 2014.

•
On July 23, 2015, the Company closed on its initial public offering issuing 5,500,000 shares of voting common stock, no par value, at $17.00 per share, in exchange for total proceeds of $87.2 million, net of issue costs. Consequently, total shareholders’ equity rose significantly to $199.5 million at December 31, 2015 from $91.8 million on December 31, 2014.

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
The Company's results for 2015 demonstrated strong underlying financial performance and solid growth momentum. Management continues to focus not only on building out existing verticals but incrementally adding new verticals to the loan portfolio. The Company expects to originate approximately $1.35 billion in loans in 2016, with approximately 40% of those loans fully funded at closing. Management anticipates that the Company's held-for-sale and held-for-investment loan portfolios will continue to grow as a result of growth in the construction portfolio as well as strategic business decisions, including the pursuit of potential opportunities in conventional lending outside of SBA or other government guarantee programs. Noninterest expenses are expected to increase as a result of investments to support this expected growth in loan production as well as other infrastructure costs.
Non-GAAP Financial Measures

Statements included in this management's discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The reconciliation of non-GAAP measures is presented at the conclusion of this Item 7 section.

Management believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company without regard to transactional activities. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under GAAP.
Results of Operations
Years ended December 31, 2015 vs. 2014
The Company reported net income available to common shareholders totaling $20.6 million, or $0.65 per diluted share, for 2015 compared to $10.0 million, or $0.41 per diluted share, for 2014. This increase in net income is primarily attributable to the following items:

•
An increase in net interest income of $10.9 million, or 73.9%, arising primarily from higher levels of loans held for sale related to originations in newer verticals that require a lengthier period of loan advances before being sold; and

•
An increase in noninterest income of $24.3 million, or 40.4%, predominately composed of $17.4 million, or 34.8%, growth in net gains on sale of loans, the absence of $2.2 million in one-time losses in 2014 on investments in non-consolidated affiliates and a one-time gain of $3.8 million related to the sale of an investment in nCino, Inc., a former subsidiary of the Company (“nCino”), partially offset by a $770 thousand , or 7.2%, decrease in loan servicing revenue and revaluation arising from increased negative servicing asset valuation adjustments of $4.0 million in 2015.

Further offsetting the above items which contributed to increased levels of net income was an increase in noninterest expense of $17.2 million, or 31.5%. The increased level of noninterest expense was principally driven by costs underlying increased loan production and the build out of new initiatives of the Company, including increases to salaries and benefits of $11.2 million, or 38.3%, and to travel expense of $2.0 million, or 36.9%. Also partially offsetting the contributors to increased levels of net income was an increase to income tax expense of $6.4 million, or 86.7%, arising from the Company’s status as a C Corporation commencing on August 3, 2014, and growing profitability.
Years ended December 31, 2014 vs. 2013
For the year ended December 31, 2014, the Company reported net income of $10.0 million, or $0.41 per diluted share, a decrease of $18.1 million, or 64.2%, compared to net income of $28.1 million for the year ended December 31, 2013. The net income decrease resulted primarily from an increase in non-operating expenses incurred in 2014 and the impact of the conversion to a C corporation in August 2014, offset by a moderate increase in noninterest income. The recognition of a one-time gain in January 2013 in connection with the deconsolidation of the previously consolidated subsidiary, nCino, in the amount of $12.2 million resulted in marginal growth in noninterest income of $3.6 million in 2014. Offsetting this one-time gain in fiscal year 2013 were losses recognized for equity method investments of $2.8 million, principally related to allocated losses from nCino of $1.8 million subsequent to its deconsolidation. In June 2014, the Company divested its ownership in nCino to its shareholders in the form of a dividend with a subsequent cost method investment in nCino of $6.1 million in August of 2014. For the year ended December 31, 2014, noninterest expense totaled $54.5 million, an increase of 35.6% compared to the year ended December 31, 2013. Net income, excluding non-recurring expenses related to a stock grant to key employees, recognition of a deferred tax liability upon conversion from an S corporation to a C corporation, expenses related to the exploration of capital raising alternatives and C corporation income tax expense for the last five months of 2014, net of an effective tax rate of 38.5% for the full year, totaled approximately $13.6 million in 2014. Adjusted for significant non-recurring income and expenses for fiscal years 2013 and 2014, noninterest income increased $15.8 million, or 35.6%, while noninterest expense increased $9.7 million, or 24.1%, in fiscal year 2014 compared to fiscal year 2013. Other than the reasons for the increase in net income before adjustment for non-recurring income and expenses, additional primary drivers of the increase in net income excluding non-recurring items was the exclusion of the deconsolidation gain of $12.2 million from 2013 income along with the exclusion of 2014 expenses related to the foregone initial public offering of $1.7 million and $3.0 million in stock grant expense. After-tax net income adjusted for non-recurring income and expenses for the year ended December 31, 2014 increased $3.8 million, or 39.4%, compared to the year ended December 31, 2013. For more information and a reconciliation of net income adjusted for non-recurring income and expense see “Non-GAAP Measures.”
For the year ended December 31, 2014, revenue generated from core banking operations of net interest income, loan servicing revenue, and net gain on sale of loans increased $3.9 million, $2.6 million, and $11.8 million, respectively, compared to the corresponding amounts for the year ended December 31, 2013. The net gain on sale of loans was positively impacted by an increase in the volume of guaranteed loans sold of $94.6 million, as well as by an increase in the revenue recognized for each loan sold. Gross revenue recognized for loan sales increased from an average $113 thousand per million for fiscal year 2013 to an average of $115 thousand per million for fiscal year 2014, due to changes in market rates. For the same period, the net loss resulting from the revaluation of servicing rights totaled $2.2 million, a decrease of $146 thousand compared to the year ended December 31, 2013, as a result of amortization of the serviced portfolio, changes in prepayment speeds, and prevailing market conditions. As the current market improves or deteriorates, the value of the existing servicing asset responds accordingly. Noninterest expense increased approximately $14.4 million, or 35.7%, compared to the year ended December 31, 2013, primarily as the result of increasing personnel and infrastructure to support growth in the loan portfolio. For the year ended December 31, 2014, the allowance for loan loss provision expense increased $3.7 million, or 425.5%, compared to the year ended December 31, 2013, due to a change in the methodology in the reserve for impaired loans and a $62.6 million increase in total loans held for investment.

Net Interest Income and Margin
Net interest income represents the difference between the income that the Company earns on interest-earning assets and the cost of interest-bearing liabilities. The Company’s net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates that the Company earns or pays on them. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.” As a bank without a branch network, the Bank gathers deposits over the Internet and in the community in which it is headquartered. Due to the nature of a branchless bank and the relatively low overhead required for deposit gathering, the rates the Bank offers are generally above the industry average.
Years ended December 31, 2015 vs. 2014
For 2015, net interest income increased $10.9 million, or 73.9%, to $25.6 million compared to $14.7 million in 2014 due to favorable volume and interest rate factors. Average interest earning assets rose by $301.0 million, or 62.2%, to $784.7 million for 2015 compared to $483.7 million for 2014, while the yield on average interest earning assets increased by fourteen basis points to 4.39%. The cost of funds on interest bearing liabilities for 2015 decreased slightly by four basis points to 1.19%, and the average balance in interest bearing liabilities increased by $269.5 million, or 56.9% during the same period. As indicated in the rate/volume table below, the slight decrease in rate and increased volume in interest bearing liabilities was outpaced by the effects of the increased volume and rate of interest earning assets, resulting in increased interest income of $13.9 million and increased interest expense of $3.0 million for 2015. The volume of interest bearing liabilities was also mitigated by $87.2 million in capital raised in the July 2015 initial public offering. For 2015 compared to 2014, net interest margin increased from 3.04% to 3.26% due to the aforementioned effects.
Years ended December 31, 2014 vs. 2013
For the year ended December 31, 2014, net interest income increased $3.9 million, or 36.5%, to $14.7 million compared to the year ended December 31, 2013. This increase was due to growth in average interest earning assets combined with higher asset yields and a relatively stable cost of funds. Average interest earning assets increased by $117.7 million, or 32.2%, from fiscal year 2013 to 2014, while the related yield on average interest earning assets increased by seven basis points to 4.25%, or an equivalent of $5.3 million. As a strategic initiative to develop market share as a de novo bank, the Bank offered loans at highly competitive market rates in the development phase of our business. As the business evolved, the Bank began pricing loans commensurate with premium market rates and the added value that accompanies each loan from the Bank’s business advisory group, or BAG. The Bank formed the BAG in 2010 to enhance borrower experience by focusing specifically on the needs of borrowers within each vertical. The BAG provides complementary advisory service to customers, such as receivables and inventory review, in conjunction with periodic financial health reviews which deepens existing relationships. While the corresponding cost of funds on interest bearing liabilities for fiscal year 2014 declined slightly by two basis points to 1.23%, the average balance in interest bearing liabilities increased by $111.7 million or 30.8%. As indicated in the below rate volume table, the slight drop in the cost of funds was outpaced by the effects of the increased volume of interest bearing liabilities resulting in increased interest expense for fiscal year 2014 of $1.3 million. For the year ended December 31, 2014 compared to the year ended December 31, 2013, net interest margin increased from 2.95% to 3.04% due to the aforementioned affects. As a bank without a branch network, the Bank gathers deposits over the Internet and in the community in which it is headquartered. Due to the nature of a branchless bank and low overhead required for deposit gathering, the rates the Bank is able to offer are generally above the industry average. The Bank began, on a limited basis, publicly promoting its deposit products in fiscal year 2012, which accounts for the increase in interest bearing liabilities.

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

	2015			2014			2013
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$84,782	$300	0.35%	$56,053	$163	0.29%	$58,319	$126	0.22%
Investment securities	50,431	811	1.61	29,634	455	1.53	17,543	391	2.23
Loans held for sale	435,508	22,590	5.19	306,026	15,464	5.05	232,632	11,813	5.08
Loans held for investment	213,974	10,750	5.02	91,964	4,483	4.87	54,468	2,666	4.89
Subsidiary note receivable	—	—	—	—	—	—	3,039	304	10.00
Total interest earning assets	784,695	34,451	4.39	483,677	20,565	4.25	366,001	15,300	4.18
Less: Allowance for loan losses	(5,254)			(3,228)			(5,146)
Non-interest earning assets	135,151			86,853			68,779
Total assets	$914,592			$567,302			$429,634
Interest bearing liabilities:
Money market accounts	$354,033	$2,601	0.73%	$215,745	$2,270	1.05%	$186,265	$2,401	1.29%
Certificates of deposit	343,625	4,778	1.39	231,675	2,461	1.06	163,686	1,546	0.94
Total deposits	697,658	7,379	1.06	447,420	4,731	1.06	349,951	3,947	1.13
Small business lending fund	6,222	94	1.51	6,800	102	1.50	6,800	102	1.50
Notes payable to investors	—	—	—	2,717	272	10.00	3,623	362	9.99
Other borrowings	39,515	1,389	3.52	16,983	747	4.40	1,826	110	6.02
Total interest bearing liabilities	743,395	8,862	1.19	473,920	5,852	1.23	362,200	4,521	1.25
Non-interest bearing deposits	15,131			11,492			15,732
Non-interest bearing liabilities	14,004			8,264			4,350
Redeemable equity	—			2,391			2,681
Shareholders' equity	142,044			71,235			44,671
Noncontrolling interest	18			—			—
Total liabilities and shareholders' equity	$914,592			$567,302			$429,634
Net interest income and interest rate spread		$25,589	3.20%		$14,713	3.02%		$10,779	2.93%
Net interest margin			3.26			3.04			2.95
Ratio of average interest-earning assets to average interest-bearing liabilities			105.56%			102.06%			101.05%
(1)Average loan balances include non-accruing loans.

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

	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$44	$93	$137	$43	$(6)	$37
Investment securities	29	327	356	(164)	228	64
Loans held for sale	496	6,630	7,126	(67)	3,718	3,651
Loans held for investment	228	6,039	6,267	(15)	1,832	1,817
Subsidiary note receivable	—	—	—	(152)	(152)	(304)
Total interest income	797	13,089	13,886	(355)	5,620	5,265
Interest expense:
Money market accounts	(904)	1,235	331	(476)	345	(131)
Certificates of deposit	944	1,373	2,317	233	682	915
Small business lending fund	1	(9)	(8)	—	—	—
Notes payable to investors	(136)	(136)	(272)	1	(91)	(90)
Other borrowings	(250)	892	642	(153)	790	637
Total interest expense	(345)	3,355	3,010	(395)	1,726	1,331
Net interest income	$1,142	$9,734	$10,876	$40	$3,894	$3,934
Provision for Loan Losses. The provision for loan losses represents the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is appropriate in relation to the estimated losses inherent in the loan portfolio. A number of factors are considered in determining the required level of loan loss reserves and the provision required to achieve the appropriate reserve level, including loan growth, credit risk rating trends, nonperforming loan levels, delinquencies, loan portfolio concentrations and economic and market trends.
Losses inherent in loan relationships are mitigated by the portion of the loan that is guaranteed by the SBA. A typical SBA 7(a) loan carries a 75% guarantee, which reduces the risk profile of these loans. The Company believes that its focus on compliance with regulations and guidance from the SBA are key factors to managing this risk.
Years ended December 31, 2015 vs. 2014
For 2015, the provision for loan losses was $3.8 million, an increase of $1.0 million, or 36.3%, compared to the same period in 2014. Much of the loan growth for 2015 occurred within new lending verticals with higher assumed loss factors due to the Company’s lack of historical loss experience in those industries.
Net charge-offs were $798 thousand for 2015, compared to net charge-offs of $1.1 million for 2014. In addition, at December 31, 2015, nonperforming loans not guaranteed by the SBA totaled $2.0 million, which was 0.7% of the held-for-investment loan portfolio compared to $3.1 million, or 1.5%, of loans held for investment at December 31, 2014.

Years ended December 31, 2014 vs. 2013
For the year ended December 31, 2014, the provision for loan losses was $2.8 million, an increase of $3.7 million, or 425.5%, compared to the same period in 2013. The higher provision for loan losses in 2014 was primarily the result of an increase in reserves on impaired loans of $1.1 million, coupled with loan loss provisions totaling approximately $1.7 million in response to substantial loan growth and increases in qualitative reserves, partially mitigated by declining loss ratios. Much of the loan growth occurred within new lending verticals with higher loss factors due to the Company’s lack of historical experience in those industries. Net loan charge-offs were $1.1 million for the fiscal year ended December 31, 2014, compared to $1.9 million for fiscal year 2013, equating to 0.28% and 0.66% of average loans for the respective periods. In addition, at December 31, 2014, nonperforming loans not guaranteed by the SBA totaled $3.1 million, which was 1.5% of the held-for-investment loan portfolio compared to $1.7 million, or 1.2%, of loans held for investment at December 31, 2013.
Noninterest Income
Noninterest income principally represents income from the sale of SBA-guaranteed loans. This income is comprised of loan servicing revenue and revaluation and net gains on sales of loans. Revenue from the sale of loans depends upon volume and rates of underlying loans as well as cost and availability of funds in the secondary markets prevailing in the period between loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Other less common elements of noninterest income include nonrecurring gains and losses on investments.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,			2014/2015 Increase (Decrease)		2013/2014 Increase (Decrease)
	2015	2014	2013	Amount	Percent	Amount	Percent
Noninterest income - excluding nCino, LLC:
Loan servicing revenue	$16,081	$12,823	$10,273	$3,258	25.41%	$2,550	24.82%
Loan servicing revaluation	(6,229)	(2,201)	(2,347)	(4,028)	(183.01)	146	6.22
Net gains on sales of loans	67,385	49,977	38,225	17,408	34.83	11,752	30.74
Gain on deconsolidation of subsidiary	—	—	12,212	—	—	(12,212)	(100.00)
Equity in loss of non-consolidated affiliates	(26)	(2,221)	(2,756)	2,195	98.83	535	19.41
Gain of sale of investment in non-consolidated affiliate	3,782	—	—	3,782	100.00	—	—
Gain (loss) on sale of securities available-for-sale	13	(74)	11	87	117.57	(85)	(772.73)
Construction supervision fee income	1,623	361	116	1,262	349.58	245	211.21
Other noninterest income	1,699	1,377	578	322	23.38	799	138.24
Subtotal	$84,328	$60,042	$56,312	$24,286	40.45%	$3,730	6.62%

Noninterest income - nCino, LLC:
Software professional services	$—	$—	$103	$—	—%	$(103)	(100.00)%
Software subscription fee	—	—	56	—	—	(56)	(100.00)
Sales of support contracts	—	—	6	—	—	(6)	(100.00)
Subtotal	$—	$—	$165	$—	—%	$(165)	(100.00)%
Total noninterest income	$84,328	$60,042	$56,477	$24,286	40.45%	$3,565	6.31%

Years ended December 31, 2015 vs. 2014
For 2015, noninterest income increased by $24.3 million, or 40.4%, compared to 2014. Increases in the serviced loan portfolio and the volume of loans sold in the secondary market, the core components of the Company’s business, contributed $20.7 million to noninterest income growth, including $3.3 million of increased servicing revenue and $17.4 million of increased net gains on sale of loans. Other factors contributing to the increase in noninterest income were a $3.8 million one-time gain arising in the first quarter of 2015 related to the sale of the investment in nCino combined with an increase of $2.2 million due to minimal equity method investments in non-consolidated affiliates during 2015 compared to $2.2 million in losses on such investments in 2014, and an increase of $1.3 million in fees earned for monitoring higher levels of multi-advance loans in 2015. Offsetting increases in noninterest income were larger downward adjustments in the valuation of servicing rights of $4.0 million during 2015 compared to the same period in 2014.
The tables below reflect loan production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's recurring noninterest income.

	Three months ended December 31,		Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Amount of loans originated	$330,798	$264,379	$302,962	$259,925	$276,822	$188,489	$248,058	$135,297
SBA-guaranteed portions of loans sold	219,328	125,757	147,377	114,871	137,134	105,698	137,047	87,586
Outstanding balance of guaranteed loans sold (1)	1,779,989	1,302,828	1,608,197	1,218,805	1,504,115	1,137,685	1,403,968	1,057,048

	Years ended December 31,
	2015	2014	2013	2012	2011
Amount of loans originated	$1,158,640	$848,090	$498,752	$413,763	$306,637
SBA-guaranteed portions of loans sold	640,886	433,912	339,342	276,676	238,442
Outstanding balance of guaranteed loans sold (1)	1,779,989	1,302,828	1,005,764	767,721	550,622

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate premium revenue, servicing rights for all loans that the Bank originates, including loans sold, are retained by the Bank. In exchange for continuing to service loans that are sold, the Bank receives fee income represented in loan servicing revenue equivalent to one percent of the outstanding balance of the loans sold. In addition, the cost of servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For the year ended December 31, 2015, loan servicing revenue increased $3.3 million, or 25.4%, compared to the year ended December 31, 2014, as a result of an increase in the average outstanding balance of guaranteed loans sold. At December 31, 2015, the outstanding balance of guaranteed loans sold in the secondary market was $1.78 billion, with a weighted average servicing fee rate of 1.07%. At December 31, 2014, the outstanding balance of guaranteed loans sold was $1.30 billion, with a weighted average servicing fee rate of 1.11%. Prior to January 2010, the Company sold loans for servicing in excess of 1.0%. As loans sold for servicing fee rates in excess of 1.0% prior to fiscal year 2010 amortize, the Company expects that the weighted average servicing fee rate will approach and stabilize at approximately 1.0%.
Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the year ended December 31, 2015, there was a net negative loan servicing revaluation of $6.2 million. The decline in service valuation for 2015 was due to amortization of the loan portfolio and a decline in the premium market.

In consideration of the sensitivity of servicing rights as discussed above and in Note 4 to the accompanying audited financial statements, the following table is provided as of December 31, 2015 reflecting the effect on fair value due to changes in yield curve rates.

Change in Yield Curve Assumption	Increase (Decrease) in Value
+300 basis point	$(4,314)
+200 basis point	(2,974)
+100 basis point	(1,539)
- 100 basis point	1,655
Net Gains on Sale of Loans: For the year ended December 31, 2015, net gains on sales of loans increased $17.4 million, or 34.8%, compared to 2014. This increase was primarily due to a higher volume of guaranteed loans sold. For 2015, the volume of guaranteed loans sold increased $207.0 million, or 47.7%, from $433.9 million in 2014 to $640.9 million in 2015. The premiums paid in the secondary market had a negative impact on the net gains on sale of loans. The average net gain on sale for 2015 was somewhat lower at $105 thousand of revenue for each $1 million in loans sold, compared to $115 thousand of revenue for each $1 million sold for 2014.
Years ended December 31, 2014 vs. 2013
For the year ended December 31, 2014, noninterest income increased by $3.6 million, or 6.3%, compared to the year ended December 31, 2013. Increases in loan production, the core component of business, as well as the volume of loans sold in the secondary market, contributed $14.3 million to noninterest income growth, including $2.5 million of increased servicing revenue and $11.8 million of increased gains on sale of loans.
For the year ended December 31, 2014, net gains on sales of loans increased $11.8 million, or 30.7%, compared to the year ended December 31, 2013. The increase was primarily due to an increase in the volume of guaranteed loans sold of $94.6 million, or 27.9%, from $339.3 million for the year ended December 31, 2013 to $433.9 million for the year ended December 31, 2014. The increase was also the result of an improvement in the premium realized for loans sold in the secondary market from an average of $113 thousand per $1 million for the year ended December 31, 2013 to an average of $115 thousand per $1 million sold for the year ended December 31, 2014. Cash received for the loans sold during the year ended December 31, 2014 and 2013 was $478 million and $374 million, respectively.
While portions of the loans that the Bank originates are sold, generating premium revenue, servicing rights for all loans that the Bank originates are retained by the Bank. In exchange for continuing to service loans that are sold, the Bank receives fee income represented in loan servicing revenue equivalent to one percent of the loan balance. In addition, the cost of servicing sold loans is approximately 0.40% which is included in the loan servicing revaluation computations. Unrecognized servicing revenue is reflected in a servicing asset recorded on our balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan as a reduction of the servicing asset. For the year ended December 31, 2014, loan servicing revenue increased $2.5 million, or 24.8%, compared to the year ended December 31, 2013, as a result of an increase in the average outstanding balance of guaranteed loans sold due to an increase in the volume of loans sold throughout the year. At year end December 31, 2014, the outstanding balance of loans sold in the secondary market was $1.30 billion, with a weighted average servicing fee rate of 1.11%. For the year ended December 31, 2013, the outstanding balance of loans sold was $1.01 billion, with a weighted average servicing fee rate of 1.16%. Prior to January 2010, the Company sold loans for servicing in excess of 1.0%.
For the year ended December 31, 2014, the loan servicing revaluation adjustment increased by $146 thousand, or 6.2%, over the year ended December 31, 2013. Much of this increase was associated with the continued growth in the loan portfolio serviced.
The growth of noninterest income from fiscal year 2013 to fiscal year 2014 was negatively impacted by the absence of a one-time gain of $12.2 million in fiscal year 2013. For the year ended December 31, 2013, the gain on the deconsolidation of the Company's investment in nCino was $12.2 million, which resulted from the combination of a gain of $9.7 million related to the measurement of the retained investment in nCino at fair value and $2.5 million related to the recovery of negative net assets in nCino at the date of deconsolidation.

For the year ended December 31, 2014, the Company had one equity method investment: 504 Fund Advisors, LLC, or 504 FA, which totaled $231 thousand. Losses attributable to 504 FA for the year ended December 31, 2014 totaled $411 thousand compared to a partial-year net loss of $108 thousand for the year ended December 31, 2013.
For the six months ended June 30, 2014, the Company carried ownership in nCino as an equity method investment. The Company’s ownership of nCino was distributed pro rata to its shareholders at June 30, 2014. Losses attributable to nCino for the six months ended June 30, 2014, totaled $1.8 million compared to a net loss of $2.6 million for the year ended December 31, 2013.
On August 4, 2014, the Company acquired 9.0% ownership of nCino through the purchase of shares from an existing nCino shareholder. For the year ended December 31, 2014, the Company carried ownership of nCino as a cost method investment totaling $6.1 million.
Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Years Ended December 31,			2014/2015 Increase (Decrease)		2013/2014 Increase (Decrease)
	2015	2014	2013	Amount	Percent	Amount	Percent
Noninterest expense - excluding nCino, LLC:
Salaries and employee benefits	$40,323	$29,165	$20,417	$11,158	38.26%	$8,748	42.85%
Non-staff expenses:
Travel expense	7,379	5,392	4,442	1,987	36.85	950	21.39
Professional services expense	2,643	3,775	1,658	(1,132)	(29.99)	2,117	127.68
Advertising and marketing expense	4,333	3,316	2,305	1,017	30.67	1,011	43.86
Occupancy expense	3,475	1,851	1,775	1,624	87.74	76	4.28
Data processing expense	3,583	2,660	1,748	923	34.70	912	52.17
Equipment expense	2,119	1,566	1,131	553	35.31	435	38.46
Other loan origination and maintenance expense	2,069	1,652	1,743	417	25.24	(91)	(5.22)
Other expense	5,791	5,149	4,481	642	12.47	668	14.91
Total non-staff expenses excluding nCino, LLC	31,392	25,361	19,283	6,031	23.78	6,078	31.52
Total noninterest expense excluding nCino, LLC	71,715	54,526	39,700	17,189	31.52	14,826	37.35
Noninterest expense - nCino, LLC:
Salaries and employee benefits	—	—	349	—	—	(349)	(100.00)
Non-staff expenses:
Travel expense	—	—	16	—	—	(16)	(100.00)
Professional services expense	—	—	56	—	—	(56)	(100.00)
Advertising and marketing expense	—	—	11	—	—	(11)	(100.00)
Occupancy expense	—	—	2	—	—	(2)	(100.00)
Data processing expense	—	—	1	—	—	(1)	(100.00)
Other expense	—	—	37	—	—	(37)	(100.00)
Total noninterest expense of nCino, LLC	—	—	472	—	—	(472)	(100.00)
Total noninterest expense	$71,715	$54,526	$40,172	$17,189	31.52%	$14,354	35.73%

Years ended December 31, 2015 vs. 2014
Total noninterest expense for 2015 increased $17.2 million, or 31.5%, compared to 2014. The increase in noninterest expense was predominately impacted by increased personnel, travel and occupancy expenses. Changes in various components of noninterest expense are discussed below.
Salaries and employee benefits: Total personnel expense for 2015 increased by $11.2 million, or 38.3%, compared to 2014. This increase primarily resulted from further investment in human capital to support the growing loan production from new and existing verticals as well as development of a new small loan platform. The increase during 2015 compared to 2014 would have been larger excluding the impact of $3.0 million in non-recurring expenses in the first quarter of 2014 related to stock grants. Salaries and employee benefits expense included $1.4 million and $3.7 million of stock based compensation in 2015 and 2014, respectively. Expenses related to the employee stock purchase program, stock grants, stock options, stock option compensation and restricted stock expense are all considered stock based compensation.
Travel expense: For 2015, total travel expenses increased by $2.0 million, or 36.9%, compared to 2014. Travel costs are a critical element of the Company’s business strategy because the Company does not maintain branch locations across its national footprint. The increase in travel-related expenses was primarily driven by growing loan production (up $310.6 million, or 36.6%, from 2014 to 2015). Travel costs also increased due to the Company’s customer relationship management strategy via the Company’s business advisory group, or BAG, as a result of servicing a $2.73 billion loan portfolio as of December 31, 2015. Travel expense represented 10.3% and 9.9% of total noninterest expense for the years ended 2015 and 2014, respectively.
Professional service expense: The total cost of professional services decreased by $1.1 million, or 30.0%, in 2015 compared to 2014. The decrease is primarily attributable to $1.7 million in non-recurring expenses during 2014 arising from the exploration of various capital raising opportunities.
Advertising and marketing expense: Advertising and marketing costs increased $1.0 million, or 30.7%, in 2015 compared to 2014. The primary driver of these increases was the cost of growing brand recognition in newer verticals via advertising and trade show presence.
Occupancy expense: Total occupancy costs increased $1.6 million, or 87.7%, compared to 2014. The primary driver of the increase in occupancy expense was increased levels of personnel and supporting infrastructure to support loan production and portfolio service.
Data processing expense: For 2015, the total costs associated with data processing and development increased $923 thousand, or 34.7%, compared to 2014. The increase was principally due to increased levels of activity in the core system from the substantial growth in loan originations, software and applications required to operate the Company’s digital platform as well as the introduction of eLending and the expanded client portal.
Years ended December 31, 2014 vs. 2013
For the year ended December 31, 2014, the Company recognized $54.5 million in total noninterest expense, an increase of $14.4 million, or 35.7%, compared to the year ended December 31, 2013. Excluding nCino, total noninterest expense increased by $14.8 million, or 37.4%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Changes in the primary drivers of this increase are discussed below.
Salaries and employee benefits: For the year ended December 31, 2014, total personnel expense increased by $8.4 million, or 40.4%, compared to the year ended December 31, 2013. Excluding nCino, personnel expense increased by $8.7 million, or 42.9%, from the year ended December 31, 2013 to $29.2 million for the year ended December 31, 2014 and represented 53.5% of total noninterest expense for the year ended December 31, 2014. This increase primarily resulted from an increase in full-time equivalent employees from 141 at December 31, 2013 to 192 at December 31, 2014 to support loan production, balance sheet, and income growth. The increase in personnel expenses from 2013 to 2014 also included $4.4 million of salary and employee benefits in restricted stock and stock grant related expenses.

Travel expense: For the year ended December 31, 2014, total travel costs increased by $934 thousand, or 21.0%, compared to the year ended December 31, 2013. Travel costs are a critical element of the Company’s national footprint since the Company does not maintain brick and mortar locations. The increase in travel-related expenses is the result of growing loan production 70.0% from $498.8 million for the year ended December 31, 2013 to $848.1 million for the year ended December 31, 2014. Travel costs also increased due to the Company’s relationship management via the BAG, one of the Company’s primary differentiators, as a result of servicing a $2.0 billion loan portfolio as of December 31, 2014, compared to a $1.4 billion loan portfolio as of December 31, 2013. Travel expense was $5.4 million for fiscal year 2014 and represented 9.9% of total noninterest expense. Exclusive of nCino, travel expense increased $950 thousand, or 21.4%, from 2013 to 2014.
Professional service expense: For the year ended December 31, 2014, the total cost of professional services increased by $2.1 million, or 120.2%, compared to the year ended December 31, 2013. The increase is primarily attributable to the expenses the Company incurred in 2014 in exploring various capital raising opportunities. Professional service expense related solely to nCino declined by $56 thousand from fiscal year 2013 to 2014 as a result of the deconsolidation in January of 2013.
Advertising and Marketing expense: For the year ended December 31, 2014, the total costs of advertising and marketing totaled $3.3 million, an increase of $1.0 million, or 43.2%, compared to the year-ended December 31, 2013. The primary driver of the increase is growing brand recognition in newer verticals. Excluding nCino, advertising and marketing increased 43.9%.
Income Tax Expense
Income tax expense for 2015 and 2014, totaled $13.8 million and $7.4 million, respectively, an increase of $6.4 million, or 86.7%. The Company transitioned from an S corporation to a C corporation effective August 3, 2014. Due to this change in taxable status, the Company recorded an initial $3.3 million deferred tax liability in 2014 which is included in total 2014 tax expense. The Company has determined that had it been taxed as a C corporation and paid federal income taxes, the federal tax rates would have been approximately 38.5% during 2014 and 2013. On a pro forma basis, the Company’s federal income tax expense would have been $6.7 million and $10.8 million for 2014 and 2013, respectively.
Discussion and Analysis of Financial Condition
December 31, 2015 vs. December 31, 2014
Total assets at December 31, 2015 were $1.05 billion, an increase of $379.3 million, or 56.3%, compared to total assets of $673.3 million at December 31, 2014. This increase was due to higher levels of loan originations combined with longer retention times of loans held for sale, comprised largely of loans to newer verticals which require a lengthier period of loan advances prior to being sold.
Cash and cash equivalents were $102.6 million at December 31, 2015, an increase of $72.7 million, or 243.1%, compared to $29.9 million at December 31, 2014. This increase was primarily a result of increases in the deposit portfolio and net proceeds of the initial public offering of $87.2 million which closed in July 2015.
Total investment securities increased $4.4 million during 2015, from $49.3 million at December 31, 2014 to $53.8 million at December 31, 2015, an increase of 9.0%. The portfolio is comprised of US government agency securities, residential mortgage-backed securities and a mutual fund.
Loans held for sale increased $185.4 million, or 62.8%, during 2015, from $295.2 million at December 31, 2014 to $480.6 million at December 31, 2015. The increase was primarily the result of a higher volume of loan originations combined with the aforementioned lengthening of time to sell due to originations of multi-advance loans in newer verticals.
Loans held for investment increased $76.0 million, or 37.3%, during 2015, from $203.9 million at December 31, 2014 to $280.0 million at December 31, 2015. The increase was primarily the result of higher loan originations.
Premises and equipment increased $27.4 million, or 77.6%, during 2015, from $35.3 million at December 31, 2014 to $62.7 million at December 31, 2015. The increase was the result of the completion of construction on a second building on the Company’s campus in Wilmington, NC.

Servicing assets increased $9.2 million, or 26.4%, during 2015 from $35.0 million at December 31, 2014 to $44.2 million at December 31, 2015. The increase in servicing assets is primarily the result of loan sales during 2015 significantly outpacing the combined impact of the existing serviced portfolio and $6.2 million in negative valuation adjustments due to external market conditions (principally isolated to prepayment rates).
At December 31, 2015, the Company did not have any investments in non-consolidated subsidiaries. This is a decrease of $6.3 million from December 31, 2014. During the first quarter of 2015, 100% of the cost method investment in nCino was sold for a gain of $3.8 million and the Company’s ownership in 504FA increased from 50% to 91.3%, resulting in it becoming a consolidated subsidiary with an 8.7% noncontrolling interest held by a third party investor. Transactions during the third quarter of 2015 increased the Company’s ownership of 504FA to 92.4%.
Foreclosed assets increased $1.6 million, or 145.9%, to $2.7 million at December 31, 2015, from $1.1 million at December 31, 2014. Of this increase, $2 thousand was associated with foreclosed assets relating to portions of loans not guaranteed by the SBA.
Other assets increased $11.6 million, or 99.3%, during 2015. The increase in other assets is principally comprised of the following 2015 activity: pledged collateral on secured borrowings increased by $4.4 million; accounts receivable increased by $2.8 million related principally to SBA guarantees in the process of collection on defaulted loans; $1.5 million related to a commitment to invest in the Five Points Mezzanine Fund III; and accrued interest receivable grew by $2.5 million due to higher levels of loan production.
Total deposits were $804.8 million at December 31, 2015, an increase of $282.7 million, or 54.2%, from $522.1 million at December 31, 2014. The increase in deposits was driven by execution of a deposit growth strategy to support the growth in loan origination.
At December 31, 2015, the Company did not carry a balance of short term borrowings. During 2015, the Company’s outstanding $6.1 million short term borrowing from an unaffiliated commercial bank at December 31, 2014 was paid in full. Long term borrowings decreased $13.5 million, or 32.2%, from $41.8 million at December 31, 2014 to $28.4 million at December 31, 2015. This decrease in long term borrowings was principally driven by repayment of $6.8 million in debt to the Small Business Lending Fund program, and an aggregate of $7.0 million in debt owed by the Company's wholly owned subsidiary, Independence Aviation. In an effort to streamline operations, Independence Aviation's net assets were transferred to the Company and the Bank on December 31, 2015 effectively dissolving the subsidiary.
Shareholders’ equity at December 31, 2015 was $199.5 million as compared to $91.8 million at December 31, 2014. The book value per share was $5.84 at December 31, 2015 and average equity to average assets was 15.5% for 2015, compared to a book value per share of $3.21 at December 31, 2014 and average equity to average assets of 12.6% for the year ended December 31, 2014. The change in shareholders’ equity principally represents the proceeds of $87.2 million, net of issue costs, from the initial public offering closed in July 2015, combined with net income to common shareholders for 2015 of $20.6 million partially offset by $1.5 million in dividends and $1.3 million in stock compensation expense.
December 31, 2014 and 2013
Total assets at December 31, 2014 were $673.3 million, an increase of $243.0 million, or 56.5%, compared to total assets of $430.4 million at December 31, 2013. This increase was principally comprised of higher levels of investment securities available-for-sale and certificates of deposit ($39.9 million increase, or 205.0%), growing loan originations and increased levels of premises and equipment to house the growing workforce ($10.2 million increase, or 40.9%). Funding this growth was net proceeds of $74.6 million from the issuance of stock in a private placement on August 5, 2014 combined with growth in deposits of $165.5 million, or 46.4%, and increased borrowings of $35.6 million, or 289.0%.
Loans held for sale increased $135.7 million, or 85.1%, during 2014, from $159.4 million at December 31, 2013 to $295.2 million at December 31, 2014. Loans held for investment increased $62.6 million, or 44.3%, during 2014, from $141.3 million at December 31, 2013 to $203.9 million at December 31, 2014. The increase in loans held for sale and for investment was primarily the result of new loan originations. New loan originations totaled $848.1 million in 2014.
Construction loans are eligible for sale in the secondary market when they fully fund. At December 31, 2014, undisbursed loan commitments related to construction loans amounted to $240.8 million. If all construction loans on the books at December 31, 2014 were fully funded the Bank would have an additional $311.4 million in guaranteed loans classified as available for sale. The noninterest revenue on these loans was not recognized until they were actually sold.

Loans. As of December 31, 2015 and 2014, the cumulative total outstanding principal balance of guaranteed loans sold since May 2007 totaled $1.78 billion and $1.30 billion, respectively. The Company has historically sold a significant portion of loans it originates in the secondary market while the Company continues to service the loans sold in full. As of December 31, 2015 and 2014, combined loans held for investment and held for sale totaled $760.6 million and $499.1 million, respectively. Any loan or portion of a loan that the Company has the intent and ability to sell is carried as held for sale.
The average age of the held for sale portfolio as of December 31, 2015 was 14.4 months from origination date. Less than 10% of the current held for sale portfolio is older than two years. The majority of held for sale loans over one year old are comprised of construction loans. Construction loans typically have extended build out periods that inherently result in longer lead times between origination and the ultimate sale date. Approximately 29.2% of the held for sale portfolio is aged between one and two years. All loans classified as special mention (risk grade 5) or worse or being identified as impaired are excluded from the held for sale loan portfolio.

As of December 31, 2015 and 2014, loans held for investment totaled $280.0 million and $203.9 million, respectively. The increase in loans held for investment is the result of continued growth in loan originations. The following table presents the balance and associated percentage of each category of loans held for investment within the loan portfolio at the five most recently completed fiscal year ends. The following held for investment loan tables do not include net deferred costs and discount on SBA 7(a) unguaranteed loans. The net impact on loans held for investment for net deferred costs and discount on SBA 7(a) unguaranteed loans is $23 thousand, $485 thousand, $(757) thousand, $(611) thousand, and $(777) thousand as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

	2015		2014		2013		2012		2011
	Total Loans	% of Loans in Category of Total Loans	Total Loans	% of Loans in Category of Total Loans	Total Loans	% of Loans in Category of Total Loans	Total Loans	% of Loans in Category of Total Loans	Total Loans	% of Loans in Category of Total Loans
Commercial & Industrial
Agriculture	$30	0.01%	$—	—%	$—	—%	$—	—%	$—	—%
Death Care Management	4,832	1.73	3,603	1.77	1,782	1.25	283	0.30	—	—
Healthcare	15,240	5.44	12,319	6.06	8,739	6.15	4,996	5.36	7,005	8.10
Independent Pharmacies	41,588	14.86	34,079	16.75	24,026	16.91	12,192	13.07	10,963	12.67
Registered Investment Advisors	18,358	6.56	9,660	4.75	2,817	1.98	—	—	—	—
Veterinary Industry	21,579	7.71	20,902	10.27	19,978	14.06	15,719	16.85	15,809	18.28
Other Industries	3,230	1.15	494	0.24	17	0.01	1,010	1.08	21	0.02
Total	104,857	37.46	81,057	39.84	57,359	40.36	34,200	36.66	33,798	39.07
Construction & Development
Agriculture	11,351	4.05	3,910	1.92	—	—	—	—	—	—
Death Care Management	769	0.27	92	0.05	989	0.70	315	0.34	—	—
Healthcare	7,231	2.58	2,957	1.45	4,997	3.52	3,136	3.36	595	0.69
Independent Pharmacies	101	0.04	215	0.11	101	0.07	637	0.69	255	0.29
Registered Investment Advisors	378	0.13	—	—	—	—	—	—	—	—
Veterinary Industry	3,834	1.37	2,207	1.08	4,199	2.95	4,163	4.46	1,139	1.32
Other Industries	658	0.24	145	0.07	—	—	252	0.27	—	—
Total	24,322	8.68	9,526	4.68	10,286	7.24	8,503	9.12	1,989	2.30
Owner Occupied Commercial Real Estate
Agriculture	1,863	0.67	259	0.13	—	—	—	—	—	—
Death Care Management	20,327	7.26	18,879	9.28	11,668	8.21	3,703	3.97	—	—
Healthcare	37,684	13.46	26,173	12.86	11,129	7.83	6,207	6.65	4,996	5.78
Independent Pharmacies	7,298	2.61	4,750	2.33	3,490	2.46	3,008	3.22	1,329	1.54
Registered Investment Advisors	2,808	1.00	2,161	1.06	171	0.12	—	—	—	—
Veterinary Industry	59,999	21.43	57,934	28.48	47,896	33.70	35,554	38.12	43,518	50.31
Other Industries	4,752	1.70	1,464	0.72	107	0.08	2,105	2.26	868	1.00
Total	134,731	48.13	111,620	54.86	74,461	52.40	50,577	54.22	50,711	58.63
Commercial Land
Agriculture	16,036	5.73	1,248	0.62	—	—	—	—	—	—
Total	16,036	5.73	1,248	0.62	—	—	—	—	—	—
Total Loans	$279,946	100.00%	$203,451	100.00%	$142,106	100.00%	$93,280	100.00%	$86,498	100.00%
Regardless of the classification reflected above and discussed in more detail below, the loans the Bank originates are generally to small businesses where operating cash flow is the primary source of repayment, but may also include collateralization by real estate, inventory, accounts receivable, equipment and/or personal guarantees. When collateral includes real estate it is typically owner-occupied. These common attributes among most of the loans the Bank funds is a product of the Bank’s specialization as a SBA lender.

Commercial & Industrial. Increases in Commercial & Industrial, or C&I, loans from December 31, 2014 to December 31, 2015 occurred in all verticals, with most of the growth occurring in Registered Investment Advisors and Independent Pharmacies due to the Bank’s marketing efforts and brand recognition in these industries. Overall, C&I loans increased $23.8 million, or 29.4%, from December 31, 2014 to December 31, 2015. The Bank’s growth in verticals such as Independent Pharmacies and Registered Investment Advisors resulted in higher growth rates in the C&I portfolio. Real estate collateral on C&I loans is often not part of the loan balance and is owner occupied. The premises for industries in C&I loans tend to have either a small real estate component or the business occupies a leasehold space. Terms for C&I loans are generally ten years.
Construction & Development. Construction and Development, or C&D, loans increased $14.8 million, or 155.3%, from December 31, 2014 to December 31, 2015. The increase was primarily the result of increased industry emphasis on facility expansion principally in the Agriculture, Healthcare and Veterinary verticals increasing $7.4 million, $4.3 million and $1.6 million, respectively. Terms for C&D loans are generally 20 to 25 years.
Owner Occupied Commercial Real Estate. Commercial Real Estate, or CRE, loans increased $23.1 million, or 20.7%, from December 31, 2014 to December 31, 2015. All CRE verticals experienced growth in 2015, with the largest increases occurring in Healthcare, Independent Pharmacies, Veterinary and Agriculture verticals with year to year growth of $11.5 million, $2.5 million, $2.1 million and $1.6 million, respectively. Growth in CRE lending was largely attributed to ongoing facility expansion and acquisition activity during 2015.
Commercial Land. Commercial land loans increased $14.8 million, or 1,184.9%, from December 31, 2014 to December 31, 2015. Commercial land loans are solely comprised of loans within the Agriculture vertical. The growth in commercial land loans was driven by the Bank's continued expansion into the poultry segment of the Agriculture vertical.
Loan Concentration
Loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions. The breakdown of total held for sale loans by industry sector is presented in the following table. The following table does not include net deferred costs and discount on SBA 7(a) unguaranteed loans. The net impact on loans held for sale for net deferred costs and discount on SBA 7(a) unguaranteed loans is $3.2 million, $3.1 million, $475 thousand, $(625) thousand, and $(183) thousand as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

	At December 31, 2015			At December 31, 2014			At December 31, 2013			At December 31, 2012			At December 31, 2011
	Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk
	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total
Commercial & Industrial
Agriculture	$171	$51	$222	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Death Care Management	3,483	556	4,039	2,312	2,855	5,167	1,166	2,740	3,906	279	547	826	—	—	—
Healthcare	13,728	2,046	15,774	5,250	4,979	10,229	3,404	2,866	6,270	4,804	5,498	10,302	3,174	8,523	11,697
Independent Pharmacies	29,903	2,833	32,736	24,513	6,696	31,209	13,272	8,058	21,330	14,353	8,757	23,110	5,677	3,491	9,168
Registered Investment Advisors	17,537	5,087	22,624	9,471	5,667	15,138	3,355	2,719	6,074	—	—	—	—	—	—
Veterinary Industry	12,894	2,838	15,732	9,301	5,744	15,045	9,800	3,202	13,002	12,797	8,325	21,122	7,619	10,221	17,840
Other Industries	8,774	6,624	15,398	1,500	963	2,463	1,026	131	1,157	50	142	192	996	153	1,149
Total	86,490	20,035	106,525	52,347	26,904	79,251	32,023	19,716	51,739	32,283	23,269	55,552	17,466	22,388	39,854
Construction & Development
Agriculture	17,005	83,949	100,954	2,246	11,230	13,476	—	—	—	—	—	—	—	—	—
Death Care Management	1,698	5,778	7,476	36	179	215	1,374	5,235	6,609	126	1,451	1,577	—	—	—
Healthcare	11,469	54,374	65,843	1,764	8,695	10,459	6,493	26,427	32,920	1,510	12,520	14,030	349	4,782	5,131
Independent Pharmacies	152	760	912	—	—	—	151	158	309	675	3,166	3,841	383	1,916	2,299
Registered Investment Advisors	567	2,835	3,402	—	—	—	—	—	—	—	—	—	—	—	—
Veterinary Industry	3,900	19,360	23,260	1,677	8,385	10,062	4,177	13,110	17,287	3,650	21,423	25,073	390	8,203	8,593
Other Industries	1,590	4,934	6,524	16	79	95	—	—	—	—	—	—	—	—	—
Total	36,381	171,990	208,371	5,739	28,568	34,307	12,195	44,930	57,125	5,961	38,560	44,521	1,122	14,901	16,023
Owner Occupied Commercial Real Estate
Agriculture	2,794	6,455	9,249	1,809	9,043	10,852	—	—	—	—	—	—	—	—	—
Death Care Management	17,808	1,971	19,779	15,572	4,744	20,316	12,015	3,528	15,543	3,273	449	3,722	—	—	—
Healthcare	34,749	10,974	45,723	24,668	33,787	58,455	6,173	1,822	7,995	5,987	107	6,094	3,222	3,857	7,079
Independent Pharmacies	5,661	2,325	7,986	5,082	3,155	8,237	3,528	—	3,528	1,661	658	2,319	108	1,415	1,523
Registered Investment Advisors	2,205	—	2,205	2,731	2,464	5,195	220	109	329	—	—	—	—	—	—
Veterinary Industry	32,025	1,690	33,715	26,237	22,932	49,169	18,088	3,932	22,020	27,449	6,151	33,600	24,074	22,693	46,767
Other Industries	9,880	1,104	10,984	2,865	1,818	4,683	684	—	684	—	—	—	814	—	814
Total	105,122	24,519	129,641	78,964	77,943	156,907	40,708	9,391	50,099	38,370	7,365	45,735	28,218	27,965	56,183
Commercial Land
Agriculture	24,382	8,529	32,911	5,472	16,121	21,593	—	—	—	—	—	—	—	—	—
Total	24,382	8,529	32,911	5,472	16,121	21,593	—	—	—	—	—	—	—	—	—
Total	$252,375	$225,073	$477,448	$142,522	$149,536	$292,058	$84,926	$74,037	$158,963	$76,614	69,194	$145,808	46,806	$65,254	$112,060

Whenever a loan held for sale exhibits credit quality issues (i.e., the loan is on nonaccrual, downgraded to special mention, risk grade 5, or greater) it is transferred to loans held for investment. Accordingly all loans experiencing charge-offs are classified as held for investment. For loans transferred from held for sale to held for investment during the twelve months ended December 31, 2015 and 2014 there have been $0 and $211 thousand in charge offs, respectively. For loans transferred from held for investment to held for sale during the twelve months ended December 31, 2015 and 2014 there have been $8 thousand and $15 thousand in charge offs, respectively. As of December 31, 2015 and 2014 there were no loans classified as held for sale which were identified as being impaired or on nonaccrual status.
The following table presents total held-for-investment loans by industry sector:

	At December 31, 2015			At December 31, 2014			At December 31, 2013			At December 31, 2012			At December 31, 2011
	Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk
	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total
Commercial & Industrial
Agriculture	$30	$—	$30	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Death Care Management	4,832	—	4,832	3,603	—	3,603	1,782	—	1,782	283	—	283	—	—	—
Healthcare	11,900	3,340	15,240	8,779	3,540	12,319	7,164	1,575	8,739	4,564	432	4,996	6,469	536	7,005
Independent Pharmacies	40,025	1,563	41,588	31,686	2,393	34,079	24,026	—	24,026	12,192	—	12,192	10,963	—	10,963
Registered Investment Advisors	18,358	—	18,358	9,660	—	9,660	2,817	—	2,817	—	—	—	—	—	—
Veterinary Industry	19,247	2,332	21,579	17,406	3,496	20,902	16,444	3,534	19,978	12,681	3,038	15,719	14,493	1,316	15,809
Other Industries	3,124	106	3,230	373	121	494	17	—	17	1,010	—	1,010	21	—	21
Total	97,516	7,341	104,857	71,507	9,550	81,057	52,250	5,109	57,359	30,730	3,470	34,200	31,946	1,852	33,798
Construction & Development
Agriculture	11,233	118	11,351	3,910	—	3,910	—	—	—	—	—	—	—	—	—
Death Care Management	769	—	769	92	—	92	989	—	989	315	—	315	—	—	—
Healthcare	7,231	—	7,231	2,957	—	2,957	4,997	—	4,997	2,630	758	3,388	595	—	595
Independent Pharmacies	101	—	101	215	—	215	101	—	101	637	—	637	255	—	255
Registered Investment Advisors	378	—	378	—	—	—	—	—	—	—	—	—	—	—	—
Veterinary Industry	3,296	538	3,834	2,207	—	2,207	4,199	—	4,199	4,163	—	4,163	1,139	—	1,139
Other Industries	658	—	658	145	—	145	—	—	—	—	—	—	—	—	—
Total	23,666	656	24,322	9,526	—	9,526	10,286	—	10,286	7,745	758	8,503	1,989	—	1,989
Owner Occupied Commercial Real Estate
Agriculture	1,863	—	1,863	259	—	259	—	—	—	—	—	—	—	—	—
Death Care Management	19,037	1,290	20,327	17,354	1,525	18,879	11,668	—	11,668	3,703	—	3,703	—	—	—
Healthcare	36,885	799	37,684	24,254	1,919	26,173	10,329	800	11,129	4,787	1,793	6,580	4,996	—	4,996
Independent Pharmacies	7,298	—	7,298	4,750	—	4,750	3,490	—	3,490	1,622	1,386	3,008	1,329	—	1,329
Registered Investment Advisors	2,808	—	2,808	2,161	—	2,161	171	—	171	—	—	—	—	—	—
Veterinary Industry	52,911	7,088	59,999	49,903	8,031	57,934	41,387	6,509	47,896	30,953	4,601	35,554	38,201	5,317	43,518
Other Industries	4,752	—	4,752	1,177	287	1,464	107	—	107	1,732	—	1,732	868	—	868
Total	125,554	9,177	134,731	99,858	11,762	111,620	67,152	7,309	74,461	42,797	7,780	50,577	45,394	5,317	50,711
Commercial Land
Agriculture	16,036	—	16,036	1,248	—	1,248	—	—	—	—	—	—	—	—	—
Total	16,036	—	16,036	1,248	—	1,248	—	—	—	—	—	—	—	—	—
Total	$262,772	$17,174	$279,946	$182,139	$21,312	$203,451	$129,688	$12,418	$142,106	$81,272	$12,008	$93,280	$79,329	$7,169	$86,498

Loans held for investment generally consist of loans classified as special mention (Risk Grade 5) or worse, identified as impaired and the unguaranteed portion required to be retained by the SBA. At December 31, 2015, total guaranteed loans held for investment classified as special mention or worse was $17.2 million with $10.3 million on a non-accrual basis. Of total guaranteed loans held for investment at December 31, 2014, $21.3 million was classified as special mention or worse with $15.6 million on a non-accrual basis. Presently, the Company classifies the guaranteed portion of all performing loans as held for sale.
Loans to veterinarians represent $85.4 million, or 30.5%, of the total held for investment balance. The Veterinary vertical was the original vertical and formed the basis of the Company’s existing model. From inception in May 2007 through December 31, 2015, the Company originated $1.24 billion of loans to small business professionals in the Veterinary vertical, with $837.5 million in outstanding principal remaining in the servicing portfolio and $85.4 million held for investment. Healthcare loans represent the next largest vertical at $60.2 million, or 21.5%, of the total held for investment balance. From May 2007 through December 31, 2015, the Bank originated $747.0 million to small business professionals in the Healthcare vertical with $557.3 million in outstanding principal remaining in the servicing portfolio and $187.5 million on book. Loans to Independent Pharmacies represent the third largest vertical at $49.0 million, or 17.5%, of the total held for investment balance. From May 2007 through December 31, 2015, the Bank originated $647.0 million to small business professionals in the Pharmacy vertical with $482.4 million in outstanding principal remaining in the servicing portfolio and $90.6 million on book.
The Company believes the risk associated with industry concentration is mitigated by the geographical diversity of the overall loan portfolio with loans originated in each of the fifty U.S. states and certain U.S. territories. Additionally, the Company has demonstrated the ability to expand lending activities into selected new verticals and intends to continue this expansion in the future. To the extent that the Company is successful in expanding into new verticals, the Company believes any risk related to concentration within any one industry will be further mitigated.
The maximum loan size under the SBA 7(a) program is $5.0 million. The average loan size at origination for the Company’s portfolio in its chosen industries in 2015 was $1.1 million. At December 31, 2015, no single loan had an outstanding borrower principal balance greater than $5.0 million. At December 31, 2015, the average outstanding balance per loan was approximately $837 thousand. Total outstanding principal balance, including those serviced for others, equaled or exceeded $3.0 million on 28 loans which cumulatively totaled $102.1 million at December 31, 2015. Of this $102.1 million in outstanding principal, $10.2 million was held for investment. The outstanding principal balance of the full loan portfolio, including those serviced for others, totaled $2.73 billion of which $279.9 million was held for investment.
Loan Maturity
As of December 31, 2015, $2.50 billion, or 91.6%, of the total outstanding principal loans, including those serviced for others, were variable rate loans that adjust at specified dates based on the prime lending rate or other variable indices. As of December 31, 2015, $2.04 billion, or 74.5%, of total outstanding principal loans were variable rate loans that adjust on either a calendar monthly or calendar quarterly basis using the prime lending rate or other variable indices. At December 31, 2015, 92.1%, or $697.7 million, of the combined held for sale and held for investment loan portfolio was comprised of variable rate loans. At December 31, 2015, $4.0 million, or 1.4%, of the held for investment balance matures in less than five years. Loans maturing in greater than five years total $276.0 million of the total $279.9 million. The variable rate portion of the total held for investment loans is 92.1%, which reflects the Company’s strategy to minimize interest rate risk through the use of variable rate products.

	At December 31, 2015
	Remaining Contractual Maturity of Total Held for Investment Loans
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed rate loans:
Commercial & Industrial
Death Care Management	$—	$—	$908	$908
Healthcare	—	—	896	896
Independent Pharmacies	—	—	2,161	2,161
Registered Investment Advisors	—	—	458	458
Veterinary Industry	—	—	1,215	1,215
Other Industries	—	—	284	284
Total	—	—	5,922	5,922
Construction & Development
Agriculture	—	2	—	2
Death Care Management	—	—	129	129
Healthcare	—	—	896	896
Registered Investment Advisors	—	—	25	25
Veterinary Industry	—	—	275	275
Other Industries	—	—	136	136
Total	—	2	1,461	1,463
Owner Occupied Commercial Real Estate
Death Care Management	—	—	4,108	4,108
Healthcare	—	—	4,755	4,755
Registered Investment Advisors	—	—	482	482
Veterinary Industry	—	—	3,533	3,533
Other Industries	—	—	778	778
Total	—	—	13,656	13,656
Commercial Land
Agriculture	—	—	1,010	1,010
Total	—	—	1,010	1,010
Total fixed rate loans	—	2	22,049	22,051
Variable rate loans:
Commercial & Industrial
Agriculture	—	7	23	30
Death Care Management	—	22	3,902	3,924
Healthcare	5	677	13,662	14,344
Independent Pharmacies	—	1,237	38,190	39,427
Registered Investment Advisors	—	—	17,900	17,900
Veterinary Industry	—	1,734	18,630	20,364
Other Industries	—	—	2,946	2,946
Total	5	3,677	95,253	98,935
Construction & Development
Agriculture	—	—	11,349	11,349
Death Care Management	—	—	640	640
Healthcare	—	—	6,335	6,335
Independent Pharmacies	—	—	101	101
Registered Investment Advisors	—	—	353	353
Veterinary Industry	—	—	3,559	3,559
Other Industries	—	—	522	522
Total	—	—	22,859	22,859
Owner Occupied Commercial Real Estate
Agriculture	—	—	1,863	1,863
Death Care Management	—	3	16,216	16,219
Healthcare	—	—	32,929	32,929
Independent Pharmacies	199	—	7,099	7,298
Registered Investment Advisors	—	—	2,326	2,326
Veterinary Industry	6	81	56,379	56,466
Other Industries	—	3	3,971	3,974
Total	205	87	120,783	121,075
Commercial Land
Agriculture	—	—	15,026	15,026

	At December 31, 2015
	Remaining Contractual Maturity of Total Held for Investment Loans
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Total	—	—	15,026	15,026
Total variable rate loans	210	3,764	253,921	257,895
Total	$210	$3,766	$275,970	$279,946
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
Troubled debt restructurings occur when, because of economic or legal reasons pertaining to the debtor’s financial difficulties, debtors are granted concessions that would not otherwise be considered. Such concessions would include, but are not limited to, the transfer of assets or the issuance of equity interests by the debtor to satisfy all or part of the debt, modification of the terms of debt or the substitution or addition of debtor(s).

The following table provides information with respect to nonperforming assets and troubled debt restructurings at the dates indicated.

	2015	2014	2013	2012	2011
Nonaccrual loans:
Total nonperforming loans (all on nonaccrual)	$12,367	$18,692	$8,697	$8,593	$9,871
Total accruing loans past due 90 days or more	—	—	—	—	—
Foreclosed assets	2,666	1,084	773	1,518	—
Total troubled debt restructurings	11,021	10,611	9,736	9,120	6,459
Less nonaccrual troubled debt restructurings	(8,814)	(9,805)	(5,781)	(5,426)	(5,161)
Total performing troubled debt restructurings	2,207	806	3,955	3,694	1,298
Total nonperforming assets and troubled debt restructurings	$17,240	$20,582	$13,425	$13,805	$11,169
Total nonperforming loans to total loans held for investment	4.42%	9.17%	6.15%	9.27%	11.52%
Total nonperforming loans to total assets	1.17%	2.78%	2.02%	2.51%	3.71%
Total nonperforming assets and troubled debt restructurings to total assets	1.64%	3.06%	3.12%	4.03%	4.20%

	2015	2014	2013	2012	2011
Nonaccrual loans guaranteed by U.S. government:
Total nonperforming loans guaranteed by the SBA (all on nonaccrual)	$10,330	$15,555	$6,983	$5,062	$6,790
Total accruing loans past due 90 days or more guaranteed by the SBA	—	—	—	—	—
Foreclosed assets guaranteed by the SBA	2,293	713	432	1,286	—
Total troubled debt restructurings guaranteed by the SBA	7,710	8,433	6,139	4,476	3,505
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(7,550)	(8,433)	(4,814)	(3,097)	(3,505)
Total performing troubled debt restructurings guaranteed by SBA	160	—	1,325	1,379	—
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$12,783	$16,268	$8,740	$7,727	$6,790
Total nonperforming loans not guaranteed by the SBA to total held for investment loans	0.73%	1.54%	1.21%	3.81%	3.59%
Total nonperforming loans not guaranteed by the SBA to total assets	0.19%	0.47%	0.40%	1.03%	1.16%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.42%	0.64%	1.09%	1.77%	1.65%
Total nonperforming assets and troubled debt restructurings at December 31, 2015 were $17.2 million, which represented a $3.3 million, or 16.2%, decrease from December 31, 2014. Total nonperforming assets at December 31, 2015 were composed of $12.4 million in nonaccrual loans and $2.7 million of foreclosed assets. Of the $17.2 million of nonperforming assets, $12.8 million carried an SBA guaranty, leaving an unguaranteed exposure of $4.5 million in total nonperforming assets at December 31, 2015. The unguaranteed exposure in total nonperforming assets at December 31, 2014 was $4.3 million. Unguaranteed exposure relating to nonperforming assets at December 31, 2015 increased by $143 thousand, or 3.3%, compared to December 31, 2014.
As a percentage of the Bank’s total capital, nonperforming loans represented 12.0% at December 31, 2015, compared to nonperforming loans of 30.0% of the Bank’s total capital at December 31, 2014. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans as a percent of the Bank’s total capital to reflect management’s belief that the greater magnitude of risk resides in the unguaranteed portion of nonperforming loans, the ratios at December 31, 2015 and December 31, 2014 were 2.0% and 5.0%, respectively.

As of December 31, 2015 and 2014, potential problem loans and impaired loans totaled $41.0 million. Risk Grades 5 through 8 represent the spectrum of criticized and impaired loans. Loans in the Veterinary and Healthcare industries, our two largest verticals, comprise the largest portion of the total potential problem and impaired loans at 50.2% and 27.0%, respectively. As of December 31, 2014, potential problem and impaired loans were comprised of 56.2% and 21.3% in Veterinary and Healthcare Industry verticals, respectively. The majority of the impaired loans in the Veterinary Industry were originated prior to 2010. The Company believes that its underwriting and credit quality standards have improved as the business has matured. At December 31, 2015, the portion of criticized loans guaranteed by the SBA totaled $17.2 million resulting in unguaranteed exposure risk of $23.8 million, or 9.1% of total held for investment unguaranteed exposure. This compares to total criticized and impaired loans of $41.0 million at December 31, 2014, of which $21.3 million was guaranteed by the SBA.
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
Management endeavors to be proactive in its approach to identify and resolve problem loans and is focused on working with the borrowers and guarantors of these loans to provide loan modifications when warranted. Management implements a proactive approach to identifying and classifying loans as criticized, Risk Grade 5. For example, at December 31, 2015 and 2014, Risk Grade 5 loans totaled $17.5 million and $9.8 million, respectively. The increase in Risk Grade 5 loans from December 31, 2014 to 2015 was principally confined to our three largest verticals; Veterinary ($1.5 million or 19.6% of increase), Healthcare ($3.6 million or 46.6% of increase) and Independent Pharmacies ($1.8 million or 22.6% of increase). The underlying cause of the increase in Risk Grade 5 loans from December 31, 2014 to 2015 was ongoing maturity of larger existing verticals combined with $3.6 million dollars in previously Risk Grade 6 credits being upgraded to Risk Grade 5 or better during the fourth quarter of 2015.  This is indicative of the Bank’s proactive approach to servicing.  Management embraces an approach to work closely with challenged credits to provide resources and support when deemed appropriate in an effort to bring these credits back to performing status. These subject upgraded credits represent businesses that have experienced stress in the past but have demonstrated significant financial and repayment improvements over multiple periods.  As such, management deemed it appropriate to upgrade these credits. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
Interest income that would have been recorded for the years ended December 31, 2015, 2014 and 2013 had nonaccrual loans been current throughout the period amounted to $0.8 million, $0.4 million and $0.2 million, respectively.
Allowance for Loan Losses
The allowance for loan losses (“ALL”), a material estimate which could change significantly in the near-term in the event of rapidly deteriorating credit quality, is established through a provision for loan losses charged to earnings to account for losses that are inherent in the loan portfolio and estimated to occur, and is maintained at a level that management considers appropriate to absorb losses in the loan portfolio. Loan losses are charged against the ALL when management believes that the collectability of the principal loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL when received.
Judgment in determining the adequacy of the ALL is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and as situations and information change.
The ALL is evaluated on a quarterly basis by management and takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions and trends that may affect borrowers' ability to repay.

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
The ALL of $4.4 million at December 31, 2014 increased by $3.0 million, or 68.3%, to $7.4 million at December 31, 2015. The ALL, as a percentage of loans held for investment, amounted to 2.6% at December 31, 2015 and 2.2% at December 31, 2014. The majority of this increase was in general reserves and was attributed to growth in loans held for investment and expansion into new verticals with higher assumed loss factors due to the Company’s lack of experience in those industries. General reserves as a percentage of non-impaired loans amounted to 2.05% at December 31, 2015 as compared to 1.52% at December 31, 2014. Net charge-offs were $798 thousand for the year ended December 31, 2015, compared to net charge-offs of $1.1 million for the year ended December 31, 2014.
Total past due loans and loan charge-offs have declined as management continues to work to improve asset quality. Management believes the ALL of $7.4 million at December 31, 2015 is appropriate in light of the risk inherent in the loan portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current ALL or that future increases in the ALL will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ALL, thus adversely affecting the Company’s operating results. Additional information on the ALL is presented in Note 3 to the consolidated financial statements included with this report.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	2015				2014				2013
	Allowance	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans	Allowance	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans	Allowance	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans
Commercial & Industrial
Agriculture	$5	$30	0.07%	0.01%	$—	$—	—%	—%	$—	$—	—%	—%
Death Care Management	31	4,832	0.42	1.72%	2	3,603	0.05	1.77	2	1,782	0.07	1.25
Healthcare	684	15,240	9.22	5.44%	875	12,319	19.85	6.06	334	8,739	12.27	6.15
Independent Pharmacies	724	41,588	9.76	14.86%	336	34,079	7.62	16.75	132	24,026	4.85	16.91
Registered Investment Advisors	220	18,358	2.97	6.56%	7	9,660	0.16	4.75	74	2,817	2.72	1.98
Veterinary Industry	555	21,579	7.48	7.71%	114	20,902	2.59	10.27	304	19,978	11.16	14.06
Other Industries	547	3,230	7.38	1.15%	35	494	0.79	0.24	16	17	0.59	0.01
Total	2,766	104,857	37.30%	37.45%	1,369	81,057	31.06	39.84	862	57,359	31.66	40.36
Construction & Development
Agriculture	811	11,351	10.94	4.05%	362	3,910	8.21	1.92	—	—	—	—
Death Care Management	9	769	0.12	0.27%	1	92	0.02	0.05	10	989	0.37	0.70
Healthcare	152	7,231	2.05	2.58%	145	2,957	3.29	1.45	242	4,997	8.89	3.52
Independent Pharmacies	1	101	0.01	0.04%	4	215	0.09	0.11	2	101	0.07	0.07
Registered Investment Advisors	7	378	0.09	0.14%	—	—	—	—	—	—	—	—
Veterinary Industry	29	3,834	0.39	1.37%	27	2,207	0.61	1.09	96	4,199	3.52	2.95
Other Industries	55	658	0.74	0.24%	47	145	1.07	0.07	—	—	—	—
Total	1,064	24,322	14.34%	8.69%	586	9,526	13.29	4.69	350	10,286	12.85	7.24
Owner Occupied Commercial Real Estate
Agriculture	129	1,863	1.74	0.67%	25	259	0.57	0.13	—	—	—	—
Death Care Management	99	20,327	1.34	7.26%	77	18,879	1.75	9.28	60	11,668	2.20	8.21
Healthcare	561	37,684	7.57	13.46%	794	26,173	18.02	12.86	320	11,129	11.75	7.83
Independent Pharmacies	33	7,298	0.45	2.61%	32	4,750	0.73	2.33	54	3,490	1.98	2.46
Registered Investment Advisors	30	2,808	0.40	1.00%	—	2,161	—	1.06	4	171	0.15	0.12
Veterinary Industry	1,302	59,999	17.56	21.43%	1,122	57,934	25.46	28.48	965	47,896	35.44	33.70
Other Industries	332	4,752	4.48	1.70%	241	1,464	5.47	0.72	108	107	3.97	0.08
Total	2,486	134,731	33.54%	48.13%	2,291	111,620	52.00	54.86	1,511	74,461	55.49	52.40
Commercial Land
Agriculture	1,099	16,036	14.82	5.73%	161	1,248	3.65	0.61	—	—	—	—
Total	1,099	16,036	14.82%	5.73%	161	1,248	3.65	0.61	—	—	—	—
Total	$7,415	$279,946	100.00%	100.00%	$4,407	$203,451	100.00%	100.00%	$2,723	$142,106	100.00%	100.00%

	2012				2011
	Allowance	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans	Allowance	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans
Commercial & Industrial
Agriculture	$—	$—	—%	—%	$—	$—	—%	—%
Death Care Management	3	283	0.06	0.30	—	—	—	—
Healthcare	687	4,996	13.45	5.36	200	7,005	4.33	8.10
Independent Pharmacies	175	12,192	3.43	13.07	312	10,963	6.76	12.67
Registered Investment Advisors	—	—	—	—	—	—	—	—
Veterinary Industry	1,371	15,719	26.84	16.85	723	15,809	15.66	18.28
Other Industries	39	1,010	0.76	1.08	37	21	0.80	0.02
Total	2,275	34,200	44.54	36.66	1,272	33,798	27.55	39.07
Construction & Development
Agriculture	—	—	—	—	—	—	—	—
Death Care Management	2	315	0.04	0.34	—	—	—	—
Healthcare	81	3,136	1.59	3.36	5	595	0.11	0.69
Independent Pharmacies	13	637	0.25	0.69	(3)	255	(0.06)	0.29
Registered Investment Advisors	—	—	—	—	—	—	—	—
Veterinary Industry	70	4,163	1.37	4.46	42	1,139	0.91	1.32
Other Industries	—	252	—	0.27	2	—	0.04	—
Total	166	8,503	3.25	9.12	46	1,989	1.00	2.30
Owner Occupied Commercial Real Estate
Agriculture	—	—	—	—	—	—	—	—
Death Care Management	27	3,703	0.53	3.97	—	—	—	—
Healthcare	176	6,207	3.45	6.65	190	4,996	4.11	5.78
Independent Pharmacies	40	3,008	0.78	3.22	58	1,329	1.26	1.54
Registered Investment Advisors	—	—	—	—	—	—	—	—
Veterinary Industry	2,292	35,554	44.87	38.12	3,001	43,518	65.00	50.31
Other Industries	132	2,105	2.58	2.26	50	868	1.08	1.00
Total	2,667	50,577	52.21	54.22	3,299	50,711	71.45	58.63
Commercial Land
Agriculture	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	—	—
Total	$5,108	$93,280	100.00%	100.00%	$4,617	$86,498	100.00%	100.00%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	2015	2014	2013	2012	2011
Allowance for Loan Losses:
Beginning Balance	$4,407	$2,723	$5,108	$4,617	$3,438
Provision	3,806	2,793	(858)	2,110	2,855
Charge-offs:
Commercial & Industrial
Healthcare	(44)	(209)	(419)	(70)	(58)
Independent Pharmacies	(274)	(294)	—	—	—
Veterinary Industry	(660)	(195)	(269)	(384)	(605)
Total	(978)	(698)	(688)	(454)	(663)
Owner Occupied Commercial Real Estate
Death Care Management	—	(135)	—	—	—
Healthcare	(29)	(25)	(76)	—	—
Veterinary Industry	(135)	(263)	(819)	(1,501)	(1,069)
Other Industries	—	(92)	(365)	(31)	—
Total	(164)	(515)	(1,260)	(1,532)	(1,069)
Total charge-offs	(1,142)	(1,213)	(1,948)	(1,986)	(1,732)
Recoveries:
Commercial & Industrial
Healthcare	126	17	2	8	—
Independent Pharmacies	70	—	—	—	—
Veterinary Industry	17	15	25	112	225
Total	213	32	27	120	225
Owner Occupied Commercial Real Estate
Veterinary Industry	131	72	32	6	46
Other Industries	—	—	1	—	—
Total	131	72	33	6	46
Total recoveries	344	104	60	126	271
Net transfer to loans held for sale	—	—	361	241	(215)
Ending Balance	$7,415	$4,407	$2,723	$5,108	$4,617
Investment Securities
Investment securities totaled $53.8 million at December 31, 2015, an increase of $4.5 million, or 9.1%, compared to $49.3 million at December 31, 2014. The increase in the investment portfolio for 2015 was primarily related to purchases of $9.5 million in mortgage-backed securities for purposes of complying with the Community Reinvestment Act and a $1.9 million investment in the 504 Fund mutual fund offset by sales of odd-lot mortgage-backed securities and principal reduction on mortgage backed securities.
The investment securities portfolio consists entirely of available-for-sale securities. The Company purchases securities for the investment securities portfolio to manage interest rate risk, ensure a stable source of liquidity and to provide a steady source of income in excess of cost of funds.

The following table sets forth the amortized cost and fair values of the securities portfolio at the dates indicated.

	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
US government agencies	$21,992	$22,068	$35,207	$35,309	$5,315	$5,262
Residential mortgage-backed securities	30,131	29,758	13,973	14,009	14,322	14,184
Mutual fund	1,951	1,936	—	—	—	—
Total available-for-sale	$54,074	$53,762	$49,180	$49,318	$19,637	$19,446
Total securities	$54,074	$53,762	$49,180	$49,318	$19,637	$19,446
The $53.8 million of US government agencies, residential mortgage-backed securities and mutual fund in the investment portfolio as of December 31, 2015 was spread across six different issuers. There are 22 unique securities that have an average balance of $2.4 million, with the largest single security having a fair value of $9.9 million as of December 31, 2015.
At December 31, 2015, the duration of the overall available-for-sale securities portfolio, excluding the mutual fund, was approximately 4.74 years.
The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2015. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges excluding mutual funds. These repricing schedules are not reflected in the tables below.

		Within One Year		After One to Five Years		After Five to Ten Years		After Ten Years
	Total Amortized Cost	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Available-for-sale securities:
US government securities	$21,992	$9,214	1.10%	$12,778	0.95%	$—	—%	$—	—%
Residential mortgage-backed securities	30,131	—	—	—	—	9,566	2.22	20,565	2.83
Total available-for-sale securities	$52,123	$9,214	1.10%	$12,778	0.95%	$9,566	2.22%	$20,565	2.83%
Total securities	$52,123	$9,214	1.10%	$12,778	0.95%	$9,566	2.22%	$20,565	2.83%

Deposits
The following table sets forth the composition of deposits.

	2015		2014		2013
	Total	Percent	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$21,502	2.67%	$14,420	2.76%	$13,022	3.65%
Interest-bearing deposits:
Money market	375,510	46.66	211,990	40.61	191,041	53.57
Time deposits	407,776	50.67	295,670	56.63	152,557	42.78
Total period end deposits	$804,788	100.00%	$522,080	100.00%	$356,620	100.00%

	2015			2014			2013
	Total	Percent	Average Rate	Total	Percent	Average Rate	Total	Percent	Average Rate
Average:
Noninterest-bearing demand deposits	$15,131	2.12%	—%	$11,492	2.51%	—%	$15,732	4.30%	—%
Interest-bearing deposits:
Money market	354,033	49.67	0.73	215,745	47.01	1.05	186,265	50.94	1.29
Time deposits	343,625	48.21	1.39	231,675	50.48	1.06	163,686	44.76	0.94
Total average deposits	$712,789	100.00%	1.06%	$458,912	100.00%	1.06%	$365,683	100.00%	1.13%
Deposits increased to $804.8 million at December 31, 2015 from $522.1 million at December 31, 2014, an increase of $282.7 million, or 54.1%. This increase was primarily due to the growth of the Company’s customer base, enhanced by a nationwide marketing campaign with attractive rates in a market with the continued lack of attractive alternative investments for the Company’s customers. Noninterest-bearing deposits increased $7.1 million, or 49.1%, during this period, and interest-bearing deposits increased $275.6 million, or 54.3%, during the same period. The growth in accounts during 2015 was primarily in core money market and time deposits.
The Company made a concerted effort to change the deposit mix beginning in 2012 to emphasize core deposit money market accounts and reduce wholesale funding percentages. During 2013, the Company’s focus was to continue to increase core deposits and sustain its percentage mix. During 2014, the Company advertised attractive rates with laddered maturity terms for time deposits in the local market to match funding with the new Agriculture vertical loans. In early 2015, the Company launched a nationwide marketing campaign through a rate listing website and also started allowing customers to open accounts online. This nationwide deposit campaign was responsible for the large increase in deposits during 2015.
At December 31, 2015, the aggregate balance of time deposit accounts individually equal to or greater than $100 thousand totaled $346.9 million. At December 31, 2015, 61.7% of all time deposit accounts in amounts equal to or greater than $100 thousand were scheduled to mature within one year. The maturity profile of time deposits at December 31, 2015 is as follows:

Maturity Period	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months
Time deposits, $100,000 and over	$92,970	$53,210	$67,883	$132,881
Other time deposits	8,628	5,669	11,782	34,753
Total time deposits	$101,598	$58,879	$79,665	$167,634

Borrowings
On September 18, 2014, the Company entered into a $6.1 million short term line of credit with an unaffiliated commercial bank. Interest accrued at 30 day LIBOR plus 3.50% for a term of 12 months with a rate at December 31, 2014 of 3.654%. At December 31, 2014, $6.1 million was outstanding on the loan. On February 23, 2015, the Company repaid the loan in full.
Total long-term borrowings decreased $13.5 million at December 31, 2015 from December 31, 2014, as a result of the following:
On May 12, 2014, Independence Aviation LLC financed the purchase of an airplane by entering into a promissory note with an unaffiliated commercial bank in the amount of $6 million which carried a fixed rate of 4.97% for a term of 59 months. Monthly payments were set at $48 thousand with all principal and accrued interest due on May 12, 2019. This note was paid in full on December 3, 2015.
On August 1, 2014, the Company entered into a note payable line of credit of $15 million with an unaffiliated commercial bank, secured by 100% of Live Oak Banking Company’s outstanding common stock. Interest accrued at 30 day LIBOR plus 4.00% for a term of 36 months. Payments were interest only with all principal and accrued interest due on August 1, 2017. The terms of this loan required the Company to maintain minimum capital, liquidity and asset quality ratios. This line of credit was paid in full on July 29, 2015 and the note closed out at the Company's request.
On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive campus for a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main office location. At December 31, 2015, the construction line was fully advanced at $24 million on the construction line of credit. Payments are interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments beginning in October 2016 will be $146 thousand with all principal and accrued interest due on September 11, 2021. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. There is no remaining available credit on this construction line at December 31, 2015.
On September 18, 2014, the Company entered into a note payable revolving line of credit of $8.1 million with an unaffiliated commercial bank, with no outstanding balance at December 31, 2015. The note is unsecured and accrues interest at 30 day LIBOR plus 3.50% for a term of 36 months. Payments are interest only with all principal and accrued interest due on September 18, 2017. There is $8.1 million remaining available credit on this note at December 31, 2015.
On March 10, 2015, Independence Aviation LLC refinanced an existing loan between Independence Aviation LLC and Live Oak Banking Company with an unaffiliated commercial bank in the amount of $1.2 million, which carried a fixed rate of 4.96% for a term of 51 months. Monthly payments were set at $9 thousand with all principal and accrued interest due on June 10, 2019. This note was paid in full on December 3, 2015.
With the acquisition of GLS on September 1, 2013, the Company assumed the liability for a note payable due to a former GLS partner with an outstanding balance of $250 thousand at the time of acquisition. The outstanding balance included all interest due. This note was paid in full on August 17, 2015.
On February 23, 2015 the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer.  The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The rate at December 31, 2015 was 4.50%.  The maturity date is October 5, 2019.  The pledged collateral is classified in other assets with a fair value of $4.4 million at December 31, 2015. Underlying loans carry a Risk Grade of 3 and are current with no delinquencies.  The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios.
Small Business Lending Fund
In April 2011, the Company elected to participate in the Small Business Lending Fund program, or the SBLF program, whereby the U.S. Treasury agreed to purchase $6.8 million in senior debt securities issued by the Company. The SBLF funds were received on September 13, 2011, with the first interest payment due on January 1, 2012. During the initial interest period the applicable interest rate was set at 1.5%. For all remaining interest periods, the interest rate was determined based on a formula which encompasses the percentage change in qualified lending as well as a non-qualifying portion percentage. This rate could range from 1.5% to 10.8%, with interest payable quarterly in arrears. On December 1, 2015, the Company redeemed the SBLF Securities by repaying the U.S. Treasury in full.

Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At December 31, 2015, the total amount of these four items was $291.4 million, or 27.7% of total assets, an increase of $90.8 million from $200.6 million, or 29.8% of total assets, at December 31, 2014.
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
At December 31, 2015, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, and $1.3 million was pledged for secured federal funds lines of credit, leaving $52.5 million available to be pledged as collateral.
Asset/Liability Management and Interest Rate Sensitivity
One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps. This method, however, addresses only the magnitude of timing differences and does not address earnings or market value. Therefore, management uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios to more accurately measure interest rate risk. For more information, see Item 7A of this Report.
The Company's balance sheet is slightly asset-sensitive with a total cumulative gap position of 1.03% at December 31, 2015. During the year ending December 31, 2015, the primarily flat rate environment led to extension of longer term fixed rate deposits to more closely align with the term of fixed rate agriculture loans. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk with the majority of assets and liabilities being short-term, adjustable rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.

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
Capital amounts and ratios as of December 31, 2015, 2014 and 2013 are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2015
Common Equity Tier 1 (to Risk-Weighted Assets)	$191,366	23.22%	$37,087	4.50%	$53,570	6.50%
Total Capital (to Risk-Weighted Assets)	$198,781	24.12%	$65,933	8.00%	$82,416	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$191,366	23.22%	$49,450	6.00%	$65,933	8.00%
Tier 1 Capital (to Average Assets)	$191,366	18.36%	$41,702	4.00%	$52,128	5.00%
Bank - December 31, 2015
Common Equity Tier 1 (to Risk-Weighted Assets)	$96,056	12.28%	$35,207	4.50%	$50,855	6.50%
Total Capital (to Risk-Weighted Assets)	$103,471	13.23%	$62,591	8.00%	$78,238	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$96,056	12.28%	$46,943	6.00%	$62,591	8.00%
Tier 1 Capital (to Average Assets)	$96,056	9.75%	$39,398	4.00%	$49,248	5.00%
Consolidated - December 31, 2014
Common Equity Tier 1 (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$99,340	19.63%	$40,490	8.00%	$50,612	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$88,132	17.41%	$20,245	4.00%	$30,367	6.00%
Tier 1 Capital (to Average Assets)	$88,132	13.38%	$26,349	4.00%	$32,936	5.00%
Bank - December 31, 2014
Common Equity Tier 1 (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$63,243	13.36%	$37,857	8.00%	$47,321	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$58,836	12.43%	$18,928	4.00%	$28,392	6.00%
Tier 1 Capital (to Average Assets)	$58,836	9.34%	$25,200	4.00%	$31,500	5.00%
Bank - December 31, 2013
Common Equity Tier 1 (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$50,812	15.95%	$25,486	8.00%	$31,857	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$48,089	15.09%	$12,747	4.00%	$19,121	6.00%
Tier 1 Capital (to Average Assets)	$48,089	10.39%	$18,514	4.00%	$23,142	5.00%
The Company's most significant asset in 2013 was its investment in the Bank. Consequently, the information concerning capital ratios is substantially the same for the Company and the Bank for that year.

Contractual Obligations
The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of December 31, 2015. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$397,012	$397,012	$—	$—	$—
Time deposits	407,776	240,142	118,634	49,000	—
Long term borrowings	28,375	197	1,648	6,160	20,370
Operating lease obligations	1,613	518	664	431	—
Total	$834,776	$637,869	$120,946	$55,591	$20,370
Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in the consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and any existing collateral has no value. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Commitments to extend credit (1)	$737,572	$537,951	$221,487
Plexus Capital - Fund II investment commitment	100	100	100
Plexus Capital - Fund III investment commitment	300	350	413
Five Points Mezzanine Fund III Commitment	1,500	—	—
Total commitments	$739,472	$538,401	$222,000

(1)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

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

Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.

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
Non-GAAP Measures
Some of the financial measures included in our selected historical consolidated financial data and elsewhere in this Annual Report are not measures of financial performance recognized by GAAP. These non-GAAP financial measures are “tangible shareholders’ equity,” “tangible book value per share,” “tangible shareholders equity to tangible assets,” “efficiency ratio,” and “net income adjusted for non-recurring income and expense.” Management uses these non-GAAP financial measures in its analysis of the Company’s performance.

•
“Tangible shareholders’ equity” is total shareholders’ equity less goodwill and other intangible assets. Management has not considered loan servicing rights as an intangible asset for purposes of this calculation.

•
“Tangible shareholders’ equity to tangible assets” is defined as the ratio of shareholders’ equity less goodwill and other intangible assets, divided by total assets less goodwill and other intangible assets. Management believes this measure is important because it shows relative changes from period to period in equity and total assets, each exclusive of changes in intangible assets. Management has not considered loan servicing rights as an intangible asset for purposes of this calculation.

•
“Efficiency ratio” is defined as total noninterest expense divided by the sum of net interest income and noninterest income less gain (loss) on sale of securities. Management believes this measure is important as an indicator of productivity because it shows the amount of noninterest expense that was required to generate a dollar of revenue. While the efficiency ratio is a measure of productivity, its value reflects the unique attributes of the “high-touch business model” the Company employs.

•
“Net income, net of non-recurring income and expenses” is defined as net income adjusted to exclude significant one-time sources of income and uses of expenses and annualize an estimated corporate income tax expense across all periods being compared. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•
“Noninterest income, as adjusted” is defined as noninterest income adjusted to exclude significant one time sources of income, including the gain on the deconsolidation of nCino and gain on the sale of subsequent re-investment in nCino. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•
“Noninterest expense, as adjusted” is defined as noninterest expense adjusted to exclude significant one time sources of expenses, including costs related to the Company’s exploration in 2014 of several capital-raising alternatives that ultimately resulted in a private placement of common stock. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•
“Income tax expense, as adjusted” is defined as income tax expense adjusted to exclude significant one time sources of expense. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•
“Tangible book value per share” is defined as total equity reduced by goodwill and other intangible assets divided by total common shares outstanding. Management believes this measure is important because it shows changes from period to period in book value per share exclusive of changes in intangible assets. Management has not considered loan servicing rights as an intangible asset for purposes of this calculation.

The Company believes these non-GAAP financial measures provide useful information to management and investors that is supplementary to the financial condition, results of operations and cash flows computed in accordance with GAAP; however, the Company acknowledges that non-GAAP financial measures have a number of limitations. As such, you should not view these measures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use. The following table provides a reconciliation of these non-GAAP financial measures to the most closely related GAAP measure.

	Years Ended December 31,
	2015	2014	2013
Total shareholders' equity	$199,488	$91,814	$48,390
Less:
Goodwill	—	—	272
Other intangible assets	—	103	155
Tangible shareholders' equity (a)	$199,488	$91,711	$47,963

Shares outstanding (c)	34,172,899	28,619,930	20,318,330

Total assets	$1,052,622	$673,315	$430,355
Less:
Goodwill	—	—	272
Other intangible assets	—	103	155
Tangible assets (b)	$1,052,622	$673,212	$429,928

Tangible shareholders' equity to tangible assets (a/b)	18.95%	13.62%	11.16%
Tangible book value per share (a/c)	5.84	3.20	2.36

Efficiency ratio:
Noninterest expense (d)	$71,715	$54,526	$40,172

Net interest taxable equivalent income	25,589	14,713	10,779
Noninterest taxable equivalent income (loss)	84,328	60,042	56,477
Less gain (loss) on sale of securities	13	(74)	11
Adjusted operating revenue (e)	$109,904	$74,829	$67,245

Efficiency ratio (d/e)	65.25%	72.87%	59.74%

	Years Ended December 31,
	2015	2014	2013
Reconciliation of net income to net income adjusted for non-recurring income and expenses
Net income	$20,625	$10,048	$28,062
Gain on deconsolidation of subsidiary	—	—	(12,212)
Gain on sale of investment in non-consolidated affiliate	(3,782)	—	—
Costs related to exploration of alternative capital raises	—	1,673	—
Stock grants	—	2,992	—
Initial deferred tax liability recorded as a result of change from S to C corporation	—	3,252	—
C corporation income tax expense for (last five months of 2014)	—	4,136	—
Adjusted net income before income tax (excluding 2015 as income tax is included)	16,843	22,101	15,850
Estimated income tax at 38.5%	—	8,509	6,103
Net income, net of non-recurring income and expenses	$16,843	$13,592	$9,747

Earnings per share:
Basic	$0.54	$0.57	$0.48
Diluted	$0.53	$0.56	$0.48

Weighted-average shares outstanding:
Basic	31,079,032	23,973,398	20,347,660
Diluted	31,973,146	24,424,181	20,439,130

Reconciliation of financial statement line items as reported to adjusted for non-recurring income and expenses

Total noninterest income, as reported	$84,328	$60,042	$56,477
Gain on deconsolidation of subsidiary	—	—	(12,212)
Gain on sale of investment in non-consolidated affiliate	(3,782)	—	—
Noninterest income, as adjusted	80,546	60,042	44,265

Noninterest expense, as reported	71,715	54,526	40,172
Costs related to withdrawn 2014 initial public offering in lieu of private placement	—	(1,673)	—
Stock grants	—	(2,992)	—
Noninterest expense, as adjusted	71,715	49,861	40,172

Income tax expense, as reported	13,795	7,388	—
Initial deferred tax liability recorded as a result of change from S to C corporation	—	(3,252)	—
C corporation income tax expense for (last five months of 2014)	—	(4,136)	—
Estimated income tax at 38.5%	—	8,509	6,103
Income tax expense, as adjusted	$13,795	$8,509	$6,103

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is a significant market risk and can result from timing and volume differences in the repricing of rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of market yield curves. The Company manages the interest rate sensitivity of interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Management of interest rate risk is carried out primarily through strategies involving available-for-sale securities, loan portfolio, and available funding sources.
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 1.03% as of December 31, 2015, indicating that, overall, assets will reprice before liabilities. The majority of both the Company’s loans and deposits have short-term repricing capabilities. The Company has a funding model which differs from that of traditional banks. The majority of the Company’s revenue is attributable to non-interest income so the Company is less dependent on net interest income when compared to a traditional bank model. With the Company’s non-traditional funding model, the Company does not have the traditional bank branch network and can operate with lower overhead costs to offset the higher cost of funds used to attract deposits.
The Company has an Asset/Liability Committee to communicate, coordinate and control all aspects involving interest rate risk management. The Asset/Liability Committee, which includes five members of our board of directors, establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Adherence to relevant policies is monitored on an ongoing basis by the Asset/Liability Committee.
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The Company analyzes interest rate sensitivity position to manage the risk associated with interest rate movements through the use of two simulation models: economic value of equity, or EVE, and net interest income, or NII, simulations. The EVE simulation provides a long-term view of interest rate risk because it analyzes all of the Bank’s future cash flows. EVE is defined as the present value of the Bank’s assets, less the present value of its liabilities, adjusted for any off-balance sheet items. The results show a theoretical change in the economic value of shareholders’ equity as interest rates change.
EVE and NII simulations are completed quarterly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on equity and net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.
Simulation analysis is only an estimate of interest rate risk exposure at a particular point in time. The Company continually reviews the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.
The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending December 31, 2016 and 2017 and the Company’s EVE sensitivity at December 31, 2015. The simulation uses projected repricing of assets and liabilities at December 31, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of variable rate loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of earning assets that in turn affect the rate sensitivity position. The Company’s loan portfolio consists primarily of SBA 7(a) loans, 92.1% quarterly or monthly adjustable with the prime rate or 3-month LIBOR. The Company’s prepayment speeds react differently in a rising rate environment. Generally, when interest rates rise, the Company’s prepayments tend to increase; the opposite reaction from typical bank loan portfolios. In a rising rate environment, the Company’s quarterly adjustable borrowers seek to fix their payments so the loans prepay faster as borrowers refinance into fixed rate products with another lender. When interest rates fall, prepayments tend to slow down. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the assumed prepayment rates presented below.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending December 31, 2016	12 Months Ending December 31, 2017	As of December 31, 2015
+400	25.8%	20.6%	3.8%
+300	19.3	15.4	2.9
+200	12.9	10.3	2.0
+100	6.4	5.2	1.1
-100	(8.3)	(7.1)	(2.9)
Rates are increased instantaneously at the beginning of the projection. The results show that the Company is asset sensitive and that net interest income will increase as rates rise and will decrease as rates decline. Sensitivity will decrease in the second year of the projection due to interest rates increasing or decreasing for the full year and also due to the other assumptions used in the analysis as noted previously but still have a positive impact in a rising rate environment. Interest rates do not normally move all at once or evenly over time, but management believes that the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.
The EVE analysis shows that the Company would theoretically gain market value in a rising rate environment. Although variable rate assets generally experience higher prepayments as rates increase, the fixed rate loans with lower prepayments have increased as a percentage of the portfolio causing asset values to increase. The opposite is true for a declining rate environment. The favorable EVE change resulting from the loan portfolio in a rising rate analysis is mitigated by the devaluation of the interest-bearing liabilities.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
QUARTERLY FINANCIAL INFORMATION
The following table sets forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from the Company’s unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with the consolidated financial statements included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period.
Quarterly Financials

(dollars in thousands, except per share data)	2015
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$10,778	$9,023	$7,678	$6,972
Interest expense	2,308	2,392	2,245	1,917
Net interest income	8,470	6,631	5,433	5,055
Provision for loan losses	1,467	1,212	50	1,077
Net interest income after provision for loan losses	7,003	5,419	5,383	3,978
Noninterest income	24,368	17,770	18,135	24,055
Noninterest expense	22,133	18,063	16,817	14,702
Income before income taxes	9,238	5,126	6,701	13,331
Income tax expense	3,523	2,228	2,766	5,278
Net income	5,715	2,898	3,935	8,053
Net loss attributable to noncontrolling interest	1	3	—	20
Net income to common shareholders	$5,716	$2,901	$3,935	$8,073
Net income per share:
Basic	$0.17	$0.09	$0.14	$0.28
Diluted	$0.16	$0.09	$0.13	$0.27

	2014
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$6,095	$5,337	$4,912	$4,221
Interest expense	1,840	1,426	1,335	1,251
Net interest income	4,255	3,911	3,577	2,970
Provision for loan losses	1,382	512	475	424
Net interest income after provision for loan losses	2,873	3,399	3,102	2,546
Noninterest income	16,226	16,503	15,108	12,205
Noninterest expense	15,240	13,284	11,549	14,453
Income before income taxes	3,859	6,618	6,661	298
Income tax expense	1,411	5,977	—	—
Net income	2,448	641	6,661	298
Net loss attributable to noncontrolling interest	—	—	—	—
Net income to common shareholders	$2,448	$641	$6,661	$298
Net income (net of tax effect) (1)	$2,448	$4,071	$4,096	$183
Net income per share:
Basic	$0.09	$0.03	$0.31	$0.01
Diluted	$0.08	$0.02	$0.31	$0.01
Net income per share (net of tax effect) (1):
Basic	$0.09	$0.16	$0.19	$0.01
Diluted	$0.08	$0.16	$0.19	$0.01

(1)
Net income (net of tax effect) and net income per share (net of tax effect) on a basic and diluted basis for each period shown was determined by calculating a provision for income taxes using an assumed annual effective income tax rate of 38.5%, and adjusting our historical net income for each period presented to give effect to the pro forma provision for federal and state income taxes for such periods. For the third quarter 2014, the Company also excluded the initial deferred tax liability recorded as a result of the change in tax status on August 3, 2014 due to the conversion from an S corporation to a C corporation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Live Oak Bancshares, Inc.
Wilmington, North Carolina

We have audited the accompanying consolidated balance sheets of Live Oak Bancshares, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Live Oak Bancshares, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Greenville, North Carolina
March 14, 2016

Live Oak Bancshares, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$102,607	$29,902
Certificates of deposit with other banks	10,250	10,000
Investment securities available-for-sale	53,762	49,318
Loans held for sale	480,619	295,180
Loans held for investment	279,969	203,936
Allowance for loan losses	(7,415)	(4,407)
Net loans	272,554	199,529
Premises and equipment, net	62,653	35,279
Foreclosed assets	2,666	1,084
Servicing assets	44,230	34,999
Investments in non-consolidated affiliates	—	6,345
Other assets	23,281	11,679
Total assets	$1,052,622	$673,315
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$21,502	$14,420
Interest-bearing	783,286	507,660
Total deposits	804,788	522,080
Short term borrowings	—	6,100
Long term borrowings	28,375	41,849
Other liabilities	19,971	11,472
Total liabilities	853,134	581,501
Shareholders’ equity
Non-cumulative perpetual preferred stock (Series A), no shares authorized, issued or outstanding at December 31, 2015, 6,800 shares authorized, issued and outstanding at December 31, 2014	—	—
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at December 31, 2015 and December 31, 2014	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 29,449,369 and 23,896,400, shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	137,492	48,657
Class B common stock, no par value, 10,000,000 shares authorized, 4,723,530 shares issued and outstanding at December 31, 2015 and December 31, 2014	50,015	50,015
Retained earnings (accumulated deficit)	12,140	(6,943)
Accumulated other comprehensive (loss) income	(192)	85
Total shareholders’ equity attributed to Live Oak Bancshares, Inc.	199,455	91,814
Noncontrolling interest	33	—
Total equity	199,488	91,814
Total liabilities and shareholders’ equity	$1,052,622	$673,315
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Interest income
Loans and fees on loans	$33,340	$19,947	$14,479
Investment securities, taxable	811	455	391
Other interest earning assets	300	163	430
Total interest income	34,451	20,565	15,300
Interest expense
Deposits	7,379	4,731	3,947
Borrowings	1,483	1,121	574
Total interest expense	8,862	5,852	4,521
Net interest income	25,589	14,713	10,779
Provision for (recovery of) loan losses	3,806	2,793	(858)
Net interest income after provision for (recovery of) loan losses	21,783	11,920	11,637
Noninterest income
Loan servicing revenue and revaluation	9,852	10,622	7,926
Net gains on sales of loans	67,385	49,977	38,225
Gain on deconsolidation of subsidiary	—	—	12,212
Equity in loss of non-consolidated affiliates	(26)	(2,221)	(2,756)
Gain on sale of investment in non-consolidated affiliate	3,782	—	—
Gain (loss) on sale of investment securities available-for-sale	13	(74)	11
Construction supervision fee income	1,623	361	116
Other noninterest income	1,699	1,377	743
Total noninterest income	84,328	60,042	56,477
Noninterest expense
Salaries and employee benefits	40,323	29,165	20,766
Travel expense	7,379	5,392	4,458
Professional services expense	2,643	3,775	1,714
Advertising and marketing expense	4,333	3,316	2,316
Occupancy expense	3,475	1,851	1,777
Data processing expense	3,583	2,660	1,749
Equipment expense	2,119	1,566	1,131
Other loan origination and maintenance expense	2,069	1,652	1,743
Other expense	5,791	5,149	4,518
Total noninterest expense	71,715	54,526	40,172
Income before taxes	34,396	17,436	27,942
Income tax expense	13,795	7,388	—
Net income	20,601	10,048	27,942
Net loss attributable to noncontrolling interest	24	—	120
Net income attributable to Live Oak Bancshares, Inc.	$20,625	$10,048	$28,062
Basic earnings per share	$0.66	$0.42	$1.38
Diluted earnings per share	$0.65	$0.41	$1.37
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$20,601	$10,048	$27,942
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities arising during the period	(437)	255	(722)
Reclassification adjustment for (gain) loss on sale of securities available-for-sale included in net income	(13)	74	(11)
Other comprehensive income (loss) before tax	(450)	329	(733)
Income tax benefit (expense)	173	(53)	—
Other comprehensive income (loss), net of tax	(277)	276	(733)
Total comprehensive income	$20,324	$10,324	$27,209

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)

	Common stock			Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non- controlling interest	Total equity
	Shares
	Class A	Class B	Amount
Balance at December 31, 2012	1,842,390	18,432,560	$20,535	$11,980	$542	$(1,297)	$31,760
Net income (loss)	—	—	—	28,062	—	(120)	27,942
Other comprehensive loss	—	—	—	—	(733)	—	(733)
Repurchase of common stock	(13,480)	(134,860)	(444)	—	—	—	(444)
Stock option exercise	4,560	45,440	100	—	—	—	100
Issuance of common stock on acquisition	4,540	45,460	150	—	—	—	150
Employee stock purchase program	8,100	83,620	234	—	—	—	234
Reclass to redeemable equity securities	—	—	(2,444)	—	—	—	(2,444)
Reclassification of all stock to single class	18,472,220	(18,472,220)	—	—	—	—	—
Deconsolidation of subsidiary	—	—	—	—	—	1,417	1,417
Stock option based compensation expense	—	—	38	—	—	—	38
Restricted stock expense	—	—	150	—	—	—	150
Dividends (distributions to shareholders)	—	—	—	(9,780)	—	—	(9,780)
Balance at December 31, 2013	20,318,330	—	18,319	30,262	(191)	—	48,390
Net income	—	—	—	10,048	—	—	10,048
Other comprehensive income	—	—	—	—	276	—	276
Reclass from redeemable equity securities	—	—	3,605	—	—	—	3,605
Sales of common stock	65,914	—	273	—	—	—	273
Stock option exercise	191,660	—	177	—	—	—	177
Employee stock purchase program	23,006	—	331	—	—	—	331
Issuance of common stock grants	685,700	—	2,992	—	—	—	2,992
Common stock issued in private placement, net of offering cost	2,324,770	4,723,530	74,631	—	—	—	74,631
Debt conversion to common stock	287,020	—	3,052	—	—	—	3,052
Stock option based compensation expense	—	—	272	—	—	—	272
Reclassification adjustment for change in taxable status	—	—	(5,123)	5,123	—	—	—
Restricted stock expense	—	—	143	—	—	—	143
Dividends (distributions to shareholders)	—	—	—	(52,376)	—	—	(52,376)
Balance at December 31, 2014	23,896,400	4,723,530	98,672	(6,943)	85	—	91,814
Net income (loss)	—	—	—	20,625	—	(24)	20,601
Other comprehensive loss	—	—	—	—	(277)	—	(277)
Consolidation of investment with non-controlling interest	—	—	—	—	—	35	35
Stock option exercise	52,969	—	239	—	—	—	239
Stock option based compensation expense	—	—	1,277	—	—	—	1,277
Restricted stock expense	—	—	148	—	—	—	148
Capital contribution from non-controlling interest	—	—	—	—	—	22	22
Issuance of common stock in connection with initial public offering, net of issue costs	5,500,000	—	87,171	—	—	—	87,171
Dividends (distributions to shareholders)	—	—	—	(1,542)	—	—	(1,542)
Balance at December 31, 2015	29,449,369	4,723,530	$187,507	$12,140	$(192)	$33	$199,488
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$20,601	$10,048	$27,942
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,435	2,159	1,459
Provision for (recovery of) loan losses	3,806	2,793	(858)
Amortization of premium on securities, net of accretion	66	87	120
Amortization (accretion) of discount (premium) on unguaranteed loans	3,146	(701)	1,410
Deferred tax expense	936	4,092	—
Originations of loans held for sale	(1,034,769)	(765,123)	(449,569)
Proceeds from sales of loans held for sale	745,072	539,122	420,499
Net gains on sale of loans held for sale	(67,385)	(49,977)	(38,225)
Net loss (gain) on sale of foreclosed assets	14	—	(37)
Net increase in servicing assets	(9,231)	(5,946)	(4,833)
(Gain) loss on sale of securities available-for-sale	(13)	74	(11)
Gain on sale of investment in non-consolidated affiliate	(3,782)	—	—
Net loss (gain) on disposal of premises and equipment	17	(256)	152
Stock option based compensation expense	1,277	272	38
Stock grants	—	2,992	—
Restricted stock expense	148	143	150
Gain on deconsolidation of subsidiary	—	—	(12,212)
Equity in loss of non-consolidated affiliates	26	2,221	2,756
Non-cash basis recovery in deconsolidation of subsidiary	—	—	3,976
Changes in assets and liabilities:
Other assets	(4,201)	(2,407)	2,243
Other liabilities	6,154	(1,101)	825
Net cash used by operating activities	(334,683)	(261,508)	(44,175)
Cash flows from investing activities
Purchases of securities available-for-sale	(24,927)	(34,721)	(11,858)
Proceeds from sales, maturities, calls, and principal paydown of securities available-for-sale	19,980	5,017	6,986
Proceeds from sale of foreclosed assets	513	—	622
Investment in certificates of deposit with other banks	(250)	(10,000)	—
Proceeds from sale of investment in non-consolidated affiliate	9,896	—	—
Capital investments in non-consolidated affiliates	—	(6,613)	(8,890)
Net cash acquired in consolidation of equity method investment	319	—	—
Capital contribution from non-controlling interest	22	—	—
Loan originations and principal collections, net	84,475	76,930	297
Proceeds from sale of premises and equipment	—	2,200	30
Purchases of premises and equipment, net	(30,452)	(14,346)	(7,726)
Net cash provided (used) by investing activities	59,576	18,467	(20,539)
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from financing activities
Net increase in deposits	282,708	165,460	69,946
Proceeds from long term borrowings	12,960	34,966	—
Repayment of long term borrowings	(26,434)	(2,390)	(130)
Proceeds from short term borrowings	—	6,100	—
Repayment of short term borrowings	(6,100)	—	—
Stock option exercises	239	177	100
Sale of common stock, net	87,171	75,235	234
Repurchase of common stock	—	—	(444)
Shareholder dividend distributions	(2,732)	(43,849)	(11,921)
Net cash provided by financing activities	347,812	235,699	57,785
Net increase (decrease) in cash and cash equivalents	72,705	(7,342)	(6,929)
Cash and cash equivalents, beginning	29,902	37,244	44,173
Cash and cash equivalents, ending	$102,607	$29,902	$37,244

Supplemental disclosure of cash flow information
Interest paid	$8,840	$5,769	$4,525
Income tax	12,326	3,820	—

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains (losses) on available-for-sale securities, net of taxes	$(277)	$276	$(733)
Conversion of convertible subordinated debt into common stock	—	3,052	—
Transfers from loans to foreclosed real estate and other repossessions	2,616	311	1,273
Transfers from foreclosed real estate to SBA receivable	507	—	—
Loans to facilitate the sale of foreclosed assets	—	—	147
Transfers of loans accounted for as secured borrowing collateral to other assets	4,575	—	—
Conversion of receivable to equity investment in nCino	—	—	4,320
Issuance of common stock on acquisition	—	—	150
Dividends declared but not paid	342	1,532	2,841
Transfer of loans held for sale to loans held for investment	9,033	13,611	22,039
Transfer of loans held for investment to loans held for sale	3,243	4,548	7,934
Contingent consideration in acquisition of controlling interest in equity method of investment	170	—	—
Non-cash dividend	—	9,514	—
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies
Organization
Live Oak Banking Company (the “Bank”) was organized and incorporated under the laws of the State of North Carolina and commenced operations on May 12, 2008. In the first quarter of 2009, Live Oak Bancshares (the “Company”) was formed to acquire all the outstanding shares of Live Oak Banking Company. The Bank is headquartered in the city of Wilmington, North Carolina and has a sales office in Atlanta, Georgia. The Bank specializes in providing lending services to small businesses nationwide in targeted industries. The Bank identifies and grows within credit-worthy industries through expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) Loan Program. The guaranteed portion of the loan is available for sale in the secondary market. The Bank routinely engages in the sale of participating interests of the unguaranteed portion. As a state chartered bank, the Bank is subject to regulation by the North Carolina Commissioner of Banks and the Federal Deposit Insurance Corporation. On July 23, 2015 the Company closed on its initial public offering.
In 2010, the Bank formed Live Oak Number One, Inc. to hold properties foreclosed on by the Bank. Live Oak Number One is a wholly-owned subsidiary.
During 2011, the Company formed Independence Aviation, LLC, a wholly-owned subsidiary, for the purpose of purchasing an aircraft to be used for business purposes by the Company. The net assets of Independence Aviation, LLC were transferred to the Company and the Bank effective December 31, 2015 resulting in its dissolution.
In January 2012, the Company formed nCino, LLC (“nCino”) to further develop and sell cloud-based banking software that was built off of the Force.com platform and transformed into a bank operating system used to streamline the lending process of financial institutions. In 2012 nCino was a majority-owned subsidiary of the Company. In 2013 the Company’s ownership changed such that nCino became a minority-owned subsidiary of the Company. In December 2013 the legal structure of nCino converted from an LLC to a corporation. At year-end 2013, the Company owned 45.94% of nCino. In June of 2014 the Company divested its ownership in nCino to shareholders in the form of a dividend with a subsequent investment of $6.1 million later in 2014. At December 31, 2014, the Company owned 9.02% of nCino. During 2015, the Company sold its remaining investment in nCino resulting in no ownership as of December 31, 2015.
In September 2013, the Company acquired Government Loan Solutions (“GLS”) as a wholly-owned subsidiary. GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS, which was founded in 2006, primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Company accounted for the transaction as a business combination under the acquisition method of accounting, and as such the assets acquired and liabilities assumed in the transaction were recorded at their respective fair values as of the acquisition date. The purchase price was $150 thousand comprised of common stock of the Company. The allocation of the purchase price resulted in tangible assets of $35 thousand, a book of business and business model valued at $155 thousand, goodwill of $272 thousand and liabilities of $314 thousand. Goodwill associated with GLS was written off in 2014.
In December 2013, the Company jointly formed 504 Fund Advisors, LLC (“504FA”) with Pennant Management, Inc. (“Pennant Management”). As of December 31, 2014, 504FA was a 50% owned investment established for the purpose of underwriting and managing SBA 504 loans held by The 504 Fund (“the Fund”), formerly known as the Pennant 504 Fund. Two of the three portfolio managers of the Fund were employees of GLS. The third employee was an outside owner/manager of 504FA until April 30, 2015. The Company’s wholly owned subsidiaries, the Bank and GLS, provided various advisory and human resource services to 504FA, for which both were reimbursed. The services provided to 504FA did not result in either the Bank or GLS having the ability to directly influence management operations or decisions that directly impact the financial standing of the Company or its subsidiaries. Accordingly, the Company’s investment in 504FA was accounted for under the equity method at December 31, 2014, with a carrying amount of $231 thousand. The Company acquired control over 504FA on February 2, 2015 by increasing its ownership from 50.0% to 91.3%. The acquisition of an additional 41.3% of ownership occurred in exchange for contingent consideration estimated to total $170 thousand. Transactions in the third quarter of 2015 increased the Company’s ownership to 92.4%. With 7.6% of ownership remaining with a third party investor, amounts of earnings and equity in 504FA attributable to the third party investor are now disclosed in the Company’s consolidated financial statements as related to a noncontrolling interest. The Company’s cumulative investment in 504FA was $1.2 million and $750 thousand at December 31, 2015 and 2014, respectively.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

In September 2015, the Company formed Live Oak Grove, LLC (“Grove”), a wholly-owned subsidiary, for the purpose of providing Company employees and business visitors an on-site restaurant location.
Basis of Presentation
Amounts in all tables in the Notes to Consolidated Financial Statements have been presented in thousands, except percentage, time period, stock option, share and per share data. The accounting and reporting policies of the Company and the Bank follow United States generally accepted accounting principles and general practices within the financial services industry. The following is a description of the significant accounting and reporting policies the Company follows in preparing and presenting its consolidated financial statements.
Consolidation Policy
The consolidated financial statements include the financial statements of the Company and wholly-owned subsidiaries of Live Oak Banking Company, Live Oak Number One, Independence Aviation, GLS, 504FA, and Grove. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. If an entity is not a variable interest entity, the Company also evaluates arrangements in which there is a general partner or managing member to determine whether consolidation is appropriate.
Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than or equal to 50%, are accounted for under the equity method. For these investments, the Company records its investment in non-consolidated affiliates and the portion of income or loss in equity in income of non-consolidated affiliates. The Company periodically evaluates these investments for impairment.
On January 28, 2013, the Company’s ownership in nCino declined by 21.54%, from 64.36% to 42.82%. This decrease in ownership and related influence occurred as a result of nCino selling additional equity to outside investors for $7.5 million. As a result, the Company deconsolidated nCino, accounting for its remaining 42.82% investment using the equity method. The gain on the deconsolidation of nCino holdings was $12.2 million, which arose from the combination of a gain of $9.7 million related to the remeasurement of the retained investment in nCino at fair value and $2.5 million related to the recovery of negative net assets in the investee at the date of transfer. The Company’s investment in nCino was accounted for as an equity method investment at December 31, 2013. As previously indicated, the Company divested its ownership in nCino via a dividend to shareholders in June 2014. In August 2014 the Company again invested $6.1 million in nCino for 9.02% ownership. The Company’s carrying value of its investment in nCino was $6.1 million and $11.3 million as of December 31, 2014 and 2013, respectively. Due to the decreased level of influence, the Company’s investment in nCino at December 31, 2014 was accounted for as a cost method investment. During 2015, the Company sold its remaining investment in nCino resulting in no ownership as of December 31, 2015.
The Company will continue to be one of nCino’s customers; however, the power to direct their activities is now controlled by outside investors.
Business Segments
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management has determined that the Company has one significant operating segment, which is providing a lending platform for small businesses nationwide. In determining the appropriateness of segment definition, the Company considers the materiality of a potential segment, the components of the business about which financial information is available, and components for which management regularly evaluates relative to resource allocation and performance assessment.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Private Placement and Initial Public Offering
The Company issued and sold 7,048,300 shares of common stock in a private placement on August 5, 2014 consisting of 2,324,770 voting shares and 4,723,530 non-voting shares in exchange for total proceeds of $74.6 million, net of offering costs.
The Company also terminated its S-Corporation status and became a taxable corporate entity (C-Corporation) on August 3, 2014. The consolidated statement of shareholders’ equity presents a contribution to the capital of the corporate entity followed by a constructive distribution to the owners.
The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (JOBS Act). In April of 2015 the Company filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (SEC). This Registration Statement was declared effective by the SEC on July 22, 2015. In reliance on this Registration Statement, the Company issued 5,500,000 shares of voting common stock, no par value, at $17.00 per share, in exchange for total proceeds of $87.2 million, net of issue costs.
Stock Split
On September 23, 2014, the Board of Directors declared a ten for-one stock split of the Company’s Class A and Class B common shares, which was effected in the form of a common stock dividend distributed on October 10, 2014. Except for the amount of authorized shares, all references to share and per share amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the stock split.
Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and valuations of servicing assets.
Cash and Cash Equivalents
For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” Cash and cash equivalents have initial maturity of three months or less.
To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2.2 million, and $17.2 million for the years ended December 31, 2015 and 2014, respectively.
Certificates of Deposit with other Banks
Certificates of deposit with other banks have maturities ranging from March 2016 through December 2018 and bear interest at rates ranging from 0.55% to 1.90%. None of the certificates of deposit had maturities of three months or less at the time of origination. All investments in certificates of deposit are with FDIC insured financial institutions and none exceed the maximum insurable amount of $250 thousand.
Securities
Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, are classified as “available-for-sale” and recorded at fair value. Unrealized gains and losses are excluded from earnings and reported in other comprehensive income. The Company’s entire portfolio for the periods presented is available-for-sale.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. At each reporting date, the Company evaluates each investment security in a loss position for other than temporary impairment (“OTTI”). The Company evaluates declines in market value below cost for debt securities by assessing the likelihood of selling the security prior to recovering its cost basis. If the Company intends to sell the debt security or it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its cost basis, the Company will write down the security to fair value with the full charge recorded in earnings. If the Company does not intend to sell the debt security and it is not more-likely-than-not that the Company will be required to sell the debt security prior to recovery, the security will not be considered other-than-temporarily impaired unless there are credit losses associated with the security. In that case: (1) where credit losses exist, the portion of the impairment related to those credit losses should be recognized in earnings; (2) any remaining difference between the fair value and the cost basis should be recognized as part of other comprehensive income. For equity securities, any OTTI is recognized with the full charge recorded in earnings. To determine whether an impairment of equity securities is OTTI, the Company considers whether it has the ability and intent to hold the investment until there is a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.
In determining whether OTTI exists, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.
Loans Held For Sale
Management designates loans as held for sale based on its intent to sell guaranteed portions in the SBA Secondary Market and unguaranteed portions to participant banks and credit unions. Salability requirements of the guaranteed portion include, but are not limited to, full disbursement of the loan commitment amount. Loans originated and intended for sale are carried at the lower of cost or estimated fair value. The cost basis of loans held for sale includes the deferral of loan origination fees and costs. Deferred fees and costs are accreted and amortized for loans classified held for sale until the sale occurs. At loan settlement, the pro-rata portion, based on the percent of the total loan sold, of the remaining deferred fees and costs are recognized as an adjustment to the gain on sale.
As part of our management of the loans held in our portfolio, we will occasionally transfer loans from held for investment to held for sale. Upon transfer, any associated allowance for loan and lease loss is released and the carrying value of the loans is adjusted to the estimated fair value. The loans are subsequently accounted for at the lower of cost or fair value, with valuation changes recorded in other noninterest income. Gains or losses on the sale of these loans are also recorded in noninterest income. In certain circumstances, loans designated as held for sale may later be transferred back to the loan portfolio based upon our intent and ability to hold the loans for the foreseeable future. We transfer these loans to loans held for investment at the lower of cost or fair value.
In accordance with SBA regulation, the Bank is required to retain 10% of the principal balance of any SBA 7(a) loan comprised of unguaranteed dollars. With written consent from the SBA, the Bank may sell down to a 5% exposure comprised of unguaranteed dollars. During 2012, the SBA approved the Bank to sell to the 5% retention level participating interests of the unguaranteed portion of loans originated on or before June 30, 2012 that had been fully funded for a period of eighteen months. This approval expired on June 30, 2014. Loans held for sale generally consists of guaranteed dollars and the unguaranteed portion up to the SBA retention minimums discussed above. The gain on sale recognized in income is the sum of the premium on the guaranteed loan and the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan retained.
Generally, all guaranteed portions and unguaranteed portions that meet the required retention balances prescribed by the Small Business Administration and meet salability requirements were classified as held for sale. A negative change in the credit quality of a loan results in the loan classification changing from held for sale to held for investment.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following summarizes the activity pertaining to loans held for sale for the years ended December 31, 2015 and 2014:

	2015	2014
Balance at beginning of year	$295,180	$159,438
Originations	1,034,769	765,123
Proceeds from sale	(745,072)	(539,122)
Gain on sale of loans	67,385	49,977
Principal collections	(161,278)	(131,173)
Non-cash transfers, net	(10,365)	(9,063)
Balance at end of period	480,619	295,180
Loans Held for Investment
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amount adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premium or discount on purchased loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. For sold loans, loan origination fees, net of certain direct origination costs, are recognized as a gain on sale of loans once the loan has sold. Discounts and premiums on any purchased loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Loans designated as held for investment, include the required retention amount defined by the SBA comprised of unguaranteed dollars and loans designated as troubled debt restructurings, nonaccrual, and risk grade at a 5 or worse as defined by internal risk rating metrics.
Interest income on loans is recognized as earned on a daily accrual basis. The accrual of interest on loans is discontinued when principal or interest is past due 90 days or the loan is determined to be impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the un-collectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and other circumstances impacting the probability of collecting scheduled principal and interest payments when due.
Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Loans classified as troubled debt restructured (“TDR”) loans are considered impaired. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

A loan is accounted for as a TDR if the Company, for reasons related to the borrower’s financial difficulties, restructures a loan, and grants a concession to the borrower that it would not otherwise grant. A TDR typically involves a modification of terms such as a reduction of the interest rate below the current market rate for a loan with similar risk characteristics or the waiving of certain financial loan covenants without corresponding offsetting compensation or additional support. The Company measures the impairment loss of a TDR using the methodology for individually impaired loans.
Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when the loan becomes ninety days past due. When interest accrual is discontinued, all unpaid accrued interest for the current year is reversed. Interest income is subsequently recognized on the cash-basis or cost-recovery method, as appropriate. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms. Cash payments of interest on nonaccrual loans will be applied to the principal balance of the loan. Interest accruals are resumed on nonaccrual loans only when the loan is brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. Management’s judgment is based on an assessment of the borrower’s financial condition and a recent history of payment performance.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. However, the Company identifies all impaired loans, including those individually and collectively evaluated for impairment, for impairment disclosures.
Foreclosed Assets
Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure, establishing a new cost basis. Any write down at the time of transfer to foreclosed assets is charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value, less cost to sell. Subsequent write downs are charged to other loan origination and maintenance expense. Costs relating to improvement of the property are capitalized while holding costs of the property are charged to other loan origination and maintenance expense in the period incurred.
Premises and Equipment
All premises and equipment, excluding land, are carried at cost, less accumulated depreciation. Land is carried at cost. Additions and major replacements or improvements which extend useful lives of property or equipment are capitalized. Maintenance, repairs, and minor improvements are expensed as incurred. Upon retirement or other disposition of the assets, the cost and related depreciation are removed and any resulting gain or loss is reflected in income. Depreciation is computed by the straight-line method over the following estimated useful lives:

Years
Buildings	39
Transportation	4-20
Land Improvements	7-15
Furniture and equipment	3-7
Computers and software	3-7
Leasehold improvements	1-3

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Servicing Assets
All sales of loans are executed on a servicing retained basis. The standard SBA loan sale agreement is structured to provide the Company with a “servicing spread” paid from a portion of the interest cash flow of the loan. SBA regulations require the Bank to retain a portion of the cash flow from the interest payments received for a sold loan. This retention requirement is at least 100 basis points in servicing spread with the sale of a guaranteed loan. The portion of the servicing spread that exceeds adequate compensation for the servicing function is recognized as a servicing asset. Industry practice recognizes adequate compensation for servicing SBA loans as 40 basis points. The fair value of the servicing asset is measured at the discounted present value of the excess servicing spread over the expected life of the related loan using appropriate discount rates and assumptions based on industry statistics for prepayment speeds.
Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets and are carried at fair value. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are carried at fair value as of the reporting date. Changes to fair value are reported in loan servicing revenue and revaluation.
Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.
The Company’s investment in a loan is allocated between the retained portion of the loan, the servicing asset, and the sold portion of the loan on the date the loan is sold.
When only a portion of a loan is sold, GAAP requires the Company to reallocate the carrying basis between the portion of the loan sold and the portion of the loan retained based on the relative fair value of the respective portions as of the date of sale. The maximum gain on sale that can be recognized is the difference between the fair value of the guaranteed portion sold and the reallocated basis of the portion of the loan sold. The Company measures the fair value of the guaranteed portion of the loan by the cash premium at which the sale was consummated. The limitation on the maximum gain allowed to be recognized results in a discount recorded on the unguaranteed dollars retained. The carrying value of the retained portion of the loan is discounted based in part on the estimates derived from the Company’s comparable nonguaranteed loan sales.
Common Stock
On November 26, 2013, the Company amended its Articles of Incorporation to combine its Class A Voting Common Stock and its Class B Non-Voting Common Stock into a single class of Voting Common Stock with no par value. The combination of the two classes of stock had no effect on the total number of shares outstanding or total equity. Previously, the Company had Class A and Class B Common Stock with no par value issued at a 1:10 ratio. The rights, preferences and privileges of Class A and Class B Common Stock were identical in all respects, except that Class A Common Stock entitled the holder to one vote per share, whereas Class B Common Stock was non-voting, except to the extent otherwise required by law.
On June 11, 2014, the Company amended its Articles of Incorporation to create two classes of common stock. These two classes are identified as Class A and Class B for Voting Common Stock and Non-Voting Common Stock, respectively, in the accompanying consolidated balance sheet and statement of changes in shareholders’ equity. Voting and Non-Voting Common Stock holders have identical rights and privileges, with the exception that Non-Voting Common shares have no voting power unless circumstances arise where instances creating the Non-Voting Common Shares are modified in any way that negatively impact rights of holder. Stock splits or dividends of Voting and Non-Voting Common Shares shall be in like stock (voting for voting and non-voting for non-voting). Any number of Non-Voting Common Stock may be converted to an equal number of Voting Common Stock at the option of the holder; provided that holder is not the initial transferee or an affiliate of initial transferee.
Advertising Expense
Marketing costs are recognized in the month the event or advertisement takes place. These costs are included in advertising and marketing expense as presented in the statements of income.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Income Taxes
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to business combinations or components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. The effect of a change in tax rates on deferred assets and liabilities is recognized in income taxes during the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the expected amount more likely than not to be realized. Realization of deferred tax assets is dependent upon the level of historical income, prudent and feasible tax planning strategies, reversals of deferred tax liabilities and estimates of future taxable income.
The Company evaluates uncertain tax positions at the end of each reporting period. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from any such position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Any interest and/or penalties related to income taxes are reported as a component of income tax expense.
The Company has determined that it does not have any material unrecognized tax benefits or obligations as of December 31, 2015. Fiscal years ending on or after December 31, 2012 remain subject to examination by federal and state tax authorities.
Comprehensive Income
Annual comprehensive income reflects the change in the Company’s equity during the year arising from transactions and events other than investment by and distributions to shareholders. The only components of other comprehensive income consist of realized and unrealized gains and losses related to investment securities. Due to the Company being a pass through entity prior to August 3, 2014, adjustments to 2013 comprehensive income are not tax effected.
Stock Compensation Plans
The Company recognizes compensation cost relating to share-based payment transactions in the financial statements in accordance with GAAP. The cost is measured based on the fair value of the equity or liability instruments issued. The expense measures the cost of employee services received in exchange for stock options and restricted stock based on the grant-date fair value of the award, and recognizes the cost over the vesting period as indicated in the option agreement.
Fair Value of Financial Instruments
GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy established per GAAP which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Investment securities available-for-sale and servicing assets are recorded at fair value on a recurring basis. Loans held for sale, certain impaired loans and foreclosed assets are carried at fair value on a non-recurring basis.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	December 31,
	2015	2014	2013
Basic earnings per share:
Net income available to common shareholders	$20,625	$10,048	$28,062
Weighted-average basic shares outstanding	31,079,032	23,973,398	20,347,660
Basic earnings per share	$0.66	$0.42	$1.38
Diluted earnings per share:
Net income available to common shareholders, for diluted earnings per share	$20,625	$10,048	$28,062
Total weighted-average basic shares outstanding	31,079,032	23,973,398	20,347,660
Add effect of dilutive stock options and restricted stock grants	894,114	450,783	91,470
Total weighted-average diluted shares outstanding	31,973,146	24,424,181	20,439,130
Diluted earnings per share	$0.65	$0.41	$1.37
Anti-dilutive shares	1,811,776	328,020	—
Pro forma earnings per share
Because the Company was not a taxable entity prior to August 3, 2014, pro forma amounts for income tax expense and basic and diluted earnings per share have been presented below assuming the Company’s effective tax rate of 38.5% for the years ended December 31, 2014 and 2013, respectively, as if it had been a C Corporation during those periods. In addition, the pro forma results for the year ended December 31, 2014 excludes the initial deferred tax liability recorded as a result of the change in tax status as discussed in Note 8.

	2014	2013
Pro forma net income available to common shareholders, after tax	$10,723	$17,258
Pro forma basic earnings per share	$0.45	$0.85
Pro forma diluted earnings per share	$0.44	$0.84
Reclassifications and Corrections
Certain reclassifications have been made to the prior period’s consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.
Recent Accounting Pronouncements
The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for the Company on January 1, 2016 and is not expected to have a significant impact on its consolidated financial statements.
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
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 will be effective for the Company on January 1, 2016 and is not expected to have a significant impact on the consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective for the Company on January 1, 2018 and is currently assessing the impact on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company is currently assessing the impact that the adoption of this standard will have on the consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 2. Securities
The carrying amount of securities and their approximate fair values are reflected in the following table:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015
US government agencies	$21,992	$81	$5	$22,068
Residential mortgage-backed securities	30,131	1	374	29,758
Mutual fund	1,951	—	15	1,936
Total	$54,074	$82	$394	$53,762

December 31, 2014
US government agencies	$35,207	$127	$25	$35,309
Residential mortgage-backed securities	13,973	92	56	14,009
Total	$49,180	$219	$81	$49,318
There were no calls or maturities of securities during 2015. Twelve securities were sold for $17.7 million resulting in a net gain of $13 thousand during the year ended December 31, 2015. A total of ten securities were purchased for $24.9 million during the year ended December 31, 2015. Nine security purchases were mortgage-backed securities, including four mortgage-backed securities purchased for $9.5 million for the purpose of complying with the Community Reinvestment Act. The remaining five mortgage-backed security purchases for $13.5 million were designed to enhance cashflow and yield. In addition, the Company invested $1.9 million in the 504 Fund mutual fund. The investment in this mutual fund was purchased at current market value (190,380.762 shares at $9.98 per share). During 2015, there was $51 thousand of dividend reinvestment in the 504 Fund mutual fund.
There were no calls or maturities of securities during 2014. Three securities were sold for $2.6 million resulting in a net loss on sale of securities of $74 thousand during the year ended December 31, 2014. A total of nine securities totaling $34.7 million were purchased during the year ended December 31, 2014. Securities purchased consisted of five US government agency securities for $30.0 million, two mortgage-backed securities for $3.7 million and two municipal securities for $1.0 million. The US government agency securities purchased and $10.0 million in certificate of deposit investments reflected on the consolidated balance sheet were part of a strategic investment plan with maturities ranging from 2-4 year terms, utilizing excess cash from the $74.6 million private placement capital raise that took place in August 2014. During the year ended December 31, 2013, one security was called for $1.7 million and four securities were sold for $1.6 million resulting in a net gain on sale of securities of $11 thousand.
The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$7,990	$5	$—	$—	$7,990	$5
Residential mortgage-backed securities	26,015	333	3,019	41	29,034	374
Mutual fund	1,936	15	—	—	1,936	15
Total	$35,941	$353	$3,019	$41	$38,960	$394

	Less Than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$—	$—	$1,224	$25	$1,224	$25
Residential mortgage-backed securities	2,234	4	5,158	52	7,392	56
Total	$2,234	$4	$6,382	$77	$8,616	$81

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

At December 31, 2015, there were three mortgage-backed securities in unrealized loss positions for greater than 12 months and one US government agency security, twelve mortgage-backed securities and the 504 mutual fund investment in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2014, were comprised of six securities, consisting of one US government agency security and five mortgage-backed securities, in unrealized loss positions for greater than 12 months and one mortgage-backed security in an unrealized loss position for less than 12 months.
These unrealized losses are primarily the result of volatility in the market and are related to market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.
All residential mortgage-backed securities in the Company’s portfolio at December 31, 2015 and December 31, 2014 were backed by US government sponsored enterprises (“GSEs”).
The following is a summary of investment securities by maturity:

	Available-for-sale
	Amortized cost	Fair value
US government agencies
Within one year	$9,214	$9,225
One to five years	12,778	12,843
Total	21,992	22,068

Residential mortgage-backed securities
Five to ten years	9,566	9,481
After 10 years	20,565	20,277
Total	30,131	29,758

Total	$52,123	$51,826
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled. This table excludes the 504 Fund mutual fund investment.
At December 31, 2015 and 2014, investment securities with a fair market value of $1.3 million were pledged to secure a line of credit with the Company’s correspondent bank.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 3. Loans and Allowance for Loan Losses
Loan Portfolio Segments
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
Owner Occupied Commercial Real Estate
Owner occupied commercial real estate loans are extensions of credit secured by owner occupied collateral. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies. Such repayment of owner occupied loans is commonly derived from the successful ongoing operations of the business occupying the property. These typically include small businesses and professional practices.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Loans consist of the following:

	December 31, 2015	December 31, 2014
Commercial & Industrial
Agriculture	$30	$—
Death Care Management	4,832	3,603
Healthcare	15,240	12,319
Independent Pharmacies	41,588	34,079
Registered Investment Advisors	18,358	9,660
Veterinary Industry	21,579	20,902
Other Industries	3,230	494
Total	104,857	81,057
Construction & Development
Agriculture	11,351	3,910
Death Care Management	769	92
Healthcare	7,231	2,957
Independent Pharmacies	101	215
Registered Investment Advisors	378	—
Veterinary Industry	3,834	2,207
Other Industries	658	145
Total	24,322	9,526
Owner Occupied Commercial Real Estate
Agriculture	1,863	259
Death Care Management	20,327	18,879
Healthcare	37,684	26,173
Independent Pharmacies	7,298	4,750
Registered Investment Advisors	2,808	2,161
Veterinary Industry	59,999	57,934
Other Industries	4,752	1,464
Total	134,731	111,620
Commercial Land
Agriculture	16,036	1,248
Total	16,036	1,248
Total Loans [1]	279,946	203,451
Net Deferred Costs	3,056	2,060
Discount on SBA 7(a) Unguaranteed [2]	(3,033)	(1,575)
Loans, Net of Unearned	$279,969	$203,936

1	Total loans include $17.2 million and $21.3 million of U.S. government guaranteed loans as of December 31, 2015 and December 31, 2014, respectively.

2
The Company measures the carrying value of the retained portion of loans sold at fair value under ASC Subtopic 825-10. The value of these retained loan balances is discounted based on the estimates derived from comparable unguaranteed loan sales.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following tables summarize the risk grades of each category:

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
December 31, 2015
Commercial & Industrial
Agriculture	$30	$—	$—	$30
Death Care Management	4,728	104	—	4,832
Healthcare	8,334	2,160	4,746	15,240
Independent Pharmacies	36,704	3,430	1,454	41,588
Registered Investment Advisors	17,508	850	—	18,358
Veterinary Industry	16,800	1,817	2,962	21,579
Other Industries	3,089	141	—	3,230
Total	87,193	8,502	9,162	104,857
Construction & Development
Agriculture	11,194	157	—	11,351
Death Care Management	769	—	—	769
Healthcare	7,231	—	—	7,231
Independent Pharmacies	101	—	—	101
Registered Investment Advisors	378	—	—	378
Veterinary Industry	2,581	1,253	—	3,834
Other Industries	658	—	—	658
Total	22,912	1,410	—	24,322
Owner Occupied Commercial Real Estate
Agriculture	1,863	—	—	1,863
Death Care Management	18,223	425	1,679	20,327
Healthcare	33,529	2,930	1,225	37,684
Independent Pharmacies	6,210	1,088	—	7,298
Registered Investment Advisors	2,808	—	—	2,808
Veterinary Industry	45,453	3,171	11,375	59,999
Other Industries	4,752	—	—	4,752
Total	112,838	7,614	14,279	134,731
Commercial Land
Agriculture	16,036	—	—	16,036
Total	16,036	—	—	16,036
Total[1]	$238,979	$17,526	$23,441	$279,946

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
December 31, 2014
Commercial & Industrial
Death Care Management	$3,603	$—	$—	$3,603
Healthcare	6,995	538	4,786	12,319
Independent Pharmacies	27,673	2,726	3,680	34,079
Registered Investment Advisors	9,660	—	—	9,660
Veterinary Industry	15,513	1,121	4,268	20,902
Other Industries	333	161	—	494
Total	63,777	4,546	12,734	81,057
Construction & Development
Agriculture	3,910	—	—	3,910
Death Care Management	92	—	—	92
Healthcare	2,957	—	—	2,957
Independent Pharmacies	215	—	—	215
Veterinary Industry	2,207	—	—	2,207
Other Industries	145	—	—	145
Total	9,526	—	—	9,526
Owner Occupied Commercial Real Estate
Agriculture	259	—	—	259
Death Care Management	16,519	639	1,721	18,879
Healthcare	22,778	938	2,457	26,173
Independent Pharmacies	4,709	41	—	4,750
Registered Investment Advisors	2,161	—	—	2,161
Veterinary Industry	40,281	3,601	14,052	57,934
Other Industries	1,176	—	288	1,464
Total	87,883	5,219	18,518	111,620
Commercial Land
Agriculture	1,248	—	—	1,248
Total	1,248	—	—	1,248
Total[1]	$162,434	$9,765	$31,252	$203,451

1
Total loans include $17.2 million of U.S. government guaranteed loans as of December 31, 2015, segregated by risk grade as follows: Risk Grades 1 – 4 = $0, Risk Grade 5 = $2.6 million, Risk Grades 6 – 8 = $14.6 million. As of December 31, 2014 total loans include $21.3 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $0, Risk Grade 5 = $1.1 million, Risk Grades 6 – 8 = $20.2 million.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Past Due Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans less than 30 days past due and accruing are included within current loans shown below. The following tables show an age analysis of past due loans as of the dates presented.

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
December 31, 2015
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$30	$30	$—
Death Care Management	—	—	—	—	—	4,832	4,832	—
Healthcare	—	1,854	30	2,337	4,221	11,019	15,240	—
Independent Pharmacies	314	603	—	—	917	40,671	41,588	—
Registered Investment Advisors	—	—	—	—	—	18,358	18,358	—
Veterinary Industry	208	466	1,131	394	2,199	19,380	21,579	—
Other Industries	—	—	—	—	—	3,230	3,230	—
Total	522	2,923	1,161	2,731	7,337	97,520	104,857	—
Construction & Development
Agriculture	—	—	—	—	—	11,351	11,351	—
Death Care Management	—	—	—	—	—	769	769	—
Healthcare	—	—	—	—	—	7,231	7,231	—
Independent Pharmacies	—	—	—	—	—	101	101	—
Registered Investment Advisors	—	—	—	—	—	378	378	—
Veterinary Industry	—	—	—	—	—	3,834	3,834	—
Other Industries	—	—	—	—	—	658	658	—
Total	—	—	—	—	—	24,322	24,322	—
Owner Occupied Commercial Real Estate
Agriculture	—	—	—	—	—	1,863	1,863	—
Death Care Management	1,456	223	—	—	1,679	18,648	20,327	—
Healthcare	—	240	135	831	1,206	36,478	37,684	—
Independent Pharmacies	—	—	—	—	—	7,298	7,298	—
Registered Investment Advisors	—	—	—	—	—	2,808	2,808	—
Veterinary Industry	311	5,079	2,048	3,172	10,610	49,389	59,999	—
Other Industries	—	—	—	—	—	4,752	4,752	—
Total	1,767	5,542	2,183	4,003	13,495	121,236	134,731	—
Commercial Land
Agriculture	—	—	—	—	—	16,036	16,036	—
Total	—	—	—	—	—	16,036	16,036	—
Total[1]	$2,289	$8,465	$3,344	$6,734	$20,832	$259,114	$279,946	$—

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
December 31, 2014
Commercial & Industrial
Death Care Management	$—	$—	$—	$—	$—	$3,603	$3,603	$—
Healthcare	—	1,059	232	2,420	3,711	8,608	12,319	—
Independent Pharmacies	—	98	—	1,224	1,322	32,757	34,079	—
Registered Investment Advisors	—	—	—	—	—	9,660	9,660	—
Veterinary Industry	1,025	276	4	2,228	3,533	17,369	20,902	—
Other Industries	—	—	—	—	—	494	494	—
Total	1,025	1,433	236	5,872	8,566	72,491	81,057	—
Construction & Development
Agriculture	—	—	—	—	—	3,910	3,910	—
Death Care Management	—	—	—	—	—	92	92	—
Healthcare	—	—	—	—	—	2,957	2,957	—
Independent Pharmacies	—	—	—	—	—	215	215	—
Veterinary Industry	—	—	—	—	—	2,207	2,207	—
Other Industries	—	—	—	—	—	145	145	—
Total	—	—	—	—	—	9,526	9,526	—
Owner Occupied Commercial Real Estate
Agriculture	—	—	—	—	—	259	259	—
Death Care Management	—	—	—	1,721	1,721	17,158	18,879	—
Healthcare	—	145	230	2,082	2,457	23,716	26,173	—
Independent Pharmacies	—	—	—	—	—	4,750	4,750	—
Registered Investment Advisors	—	—	—	—	—	2,161	2,161	—
Veterinary Industry	2,464	5,101	1,951	2,836	12,352	45,582	57,934	—
Other Industries	—	—	—	275	275	1,189	1,464	—
Total	2,464	5,246	2,181	6,914	16,805	94,815	111,620	—
Commercial Land
Agriculture	—	—	—	—	—	1,248	1,248	—
Total	—	—	—	—	—	1,248	1,248	—
Total[1]	$3,489	$6,679	$2,417	$12,786	$25,371	$178,080	$203,451	$—

1
Total loans include $17.2 million of U.S. government guaranteed loans as of December 31, 2015, of which $5.9 million is greater than 90 days past due, $6.7 million is 30-89 days past due and $4.6 million is included in current loans as presented above. As of December 31, 2014, total loans include $21.3 million of U.S. government guaranteed loans, of which $11.7 million is greater than 90 days past due, $3.5 million is 30-89 days past due and $6.1 million is included in current loans as presented above.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Nonaccrual Loans
Loans that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans had been accrued in accordance with the original terms, interest income would have increased by approximately $794 thousand and $443 thousand for the years ended December 31, 2015 and 2014, respectively. All nonaccrual loans are included in the held for investment portfolio.
Nonaccrual loans as of December 31, 2015 and December 31, 2014 are as follows:

December 31, 2015	Loan Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$2,367	$2,188	$179
Independent Pharmacies	314	308	6
Veterinary Industry	1,733	1,572	161
Total	4,414	4,068	346
Owner Occupied Commercial Real Estate
Death Care Management	1,456	1,290	166
Healthcare	966	798	168
Veterinary Industry	5,531	4,174	1,357
Total	7,953	6,262	1,691
Total	$12,367	$10,330	$2,037

December 31, 2014	Loan Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$2,652	$2,368	$284
Independent Pharmacies	1,224	1,139	85
Veterinary Industry	3,257	3,113	144
Total	7,133	6,620	513
Owner Occupied Commercial Real Estate
Death Care Management	1,721	1,505	216
Healthcare	2,312	1,919	393
Veterinary Industry	7,251	5,236	2,015
Other Industries	275	275	—
Total	11,559	8,935	2,624
Total	$18,692	$15,555	$3,137

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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

•	All commercial loans classified substandard or worse.

•	Any other delinquent loan that is in a nonaccrual status, or any loan that is delinquent more than 89 days and still accruing interest.

•	Any loan which has been modified such that it meets the definition of a TDR.
Prior to December 31, 2015, all loans subject to impairment recognition were individually evaluated for impairment. Effective December 31, 2015, the Company’s policy for impaired loan accounting subjects all loans to impairment recognition; however, loan relationships with unguaranteed credit exposure of less than $100,000 are generally not evaluated on an individual basis for impairment and instead are evaluated collectively using a methodology based on historical specific reserves on similar sized loans. Any loan not meeting the above criteria and determined to be impaired is subjected to an impairment analysis, which is a calculation of the probable loss on the loan. This portion is the loan’s “impairment,” and is established as a specific reserve against the loan, or charged against the ALL. This revision to the allowance methodology did not have a material impact on the allowance recorded at December 31, 2015.
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

•	The Present Value of Future Cash Flows method takes into account the amount and timing of cash flows and the effective interest rate used to discount the cash flows.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following tables detail activity in the allowance for loan losses by portfolio segment allowance for the periods presented:

	Construction & Development	Owner Occupied Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
December 31, 2015
Beginning Balance	$586	$2,291	$1,369	$161	$4,407
Charge offs	—	(164)	(978)	—	(1,142)
Recoveries	—	131	213	—	344
Provision	478	228	2,162	938	3,806
Ending Balance	$1,064	$2,486	$2,766	$1,099	$7,415

December 31, 2014
Beginning Balance	$350	$1,511	$862	$—	$2,723
Charge offs	—	(515)	(698)	—	(1,213)
Recoveries	—	72	32	—	104
Provision	236	1,223	1,173	161	2,793
Ending Balance	$586	$2,291	$1,369	$161	$4,407

December 31, 2013
Beginning Balance	$166	$2,667	$2,275	$—	$5,108
Charge offs	—	(1,260)	(688)	—	(1,948)
Recoveries	—	33	27	—	60
Provision (recovery)	198	(847)	(209)	—	(858)
Net transfer from (to) loans held for sale	(14)	918	(543)	—	361
Ending Balance	$350	$1,511	$862	$—	$2,723
The following tables detail the recorded allowance for loan losses and the investment in loans related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

December 31, 2015	Construction & Development	Owner Occupied Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan Losses:
Loans individually evaluated for impairment[2]	$—	$1,090	$672	$—	$1,762
Loans collectively evaluated for impairment	1,064	1,396	2,094	1,099	5,653
Total allowance for loan losses	$1,064	$2,486	$2,766	$1,099	$7,415
Loans receivable [1]:
Loans individually evaluated for impairment[2]	$—	$9,821	$3,226	$—	$13,047
Loans collectively evaluated for impairment	24,322	124,910	101,631	16,036	266,899
Total loans receivable	$24,322	$134,731	$104,857	$16,036	$279,946

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2014	Construction & Development	Owner Occupied Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan Losses:
Loans individually evaluated for impairment	$—	$1,051	$676	$—	$1,727
Loans collectively evaluated for impairment	586	1,240	693	161	2,680
Total allowance for loan losses	$586	$2,291	$1,369	$161	$4,407
Loans Receivable [1]:
Loans individually evaluated for impairment	$—	$15,018	$9,984	$—	$25,002
Loans collectively evaluated for impairment	9,526	96,602	71,073	1,248	178,449
Total loans receivable	$9,526	$111,620	$81,057	$1,248	$203,451

1
Loans receivable includes $17.2 million of U.S. government guaranteed loans as of December 31, 2015, of which $14.1 million are impaired. As of December 31, 2014, loans receivable includes $21.3 million of U.S. government guaranteed loans, of which $19.3 million are considered impaired.

2
Included in loans collectively evaluated for impairment are impaired loans with individual unguaranteed exposure of less than $100 thousand. As of December 31, 2015, these balances totaled $8.6 million, of which $7.5 million are guaranteed by the U.S. government and $1.1 million are unguaranteed. The allowance for loan losses associated with these loans totaled $352 thousand as of December 31, 2015.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Loans classified as impaired as of the dates presented are summarized in the following tables.

December 31, 2015	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$4,442	$3,341	$1,101
Independent Pharmacies	1,546	637	909
Veterinary Industry	2,256	1,731	525
Total	8,244	5,709	2,535
Owner Occupied Commercial Real Estate
Death Care Management	1,454	1,290	164
Healthcare	965	799	166
Veterinary Industry	11,003	6,349	4,654
Total	13,422	8,438	4,984
Total	$21,666	$14,147	$7,519

December 31, 2014	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$4,205	$3,540	$665
Independent Pharmacies	2,199	1,492	707
Veterinary Industry	3,580	3,113	467
Total	9,984	8,145	1,839
Owner Occupied Commercial Real Estate
Death Care Management	1,720	1,505	215
Healthcare	2,309	1,919	390
Veterinary Industry	10,715	7,456	3,259
Other Industries	274	274	—
Total	15,018	11,154	3,864
Total	$25,002	$19,299	$5,703

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table presents evaluated balances of loans classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan fees or costs.

	December 31, 2015
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Healthcare	$4,242	$200	$4,442	$4,742	$478
Independent Pharmacies	1,199	347	1,546	2,041	287
Veterinary Industry	2,051	205	2,256	3,270	138
Total	7,492	752	8,244	10,053	903
Owner Occupied Commercial Real Estate
Death Care Management	1,454	—	1,454	1,591	9
Healthcare	965	—	965	1,096	96
Veterinary Industry	9,265	1,738	11,003	11,856	1,106
Total	11,684	1,738	13,422	14,543	1,211
Total Impaired Loans	$19,176	$2,490	$21,666	$24,596	$2,114

	December 31, 2014
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Healthcare	$4,202	$3	$4,205	$4,854	$361
Independent Pharmacies	2,005	194	2,199	2,497	206
Veterinary Industry	3,540	40	3,580	4,062	109
Total	9,747	237	9,984	11,413	676
Owner Occupied Commercial Real Estate
Death Care Management	1,720	—	1,720	1,856	20
Healthcare	2,268	41	2,309	2,413	82
Veterinary Industry	9,796	919	10,715	11,571	947
Other Industries	274	—	274	367	2
Total	14,058	960	15,018	16,207	1,051
Total Impaired Loans	$23,805	$1,197	$25,002	$27,620	$1,727

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	December 31, 2015		December 31, 2014		December 31, 2013
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Healthcare	$3,375	$276	$3,421	$40	$646	$6
Independent Pharmacies	1,701	148	707	74	—	—
Veterinary Industry	2,029	109	2,818	47	3,842	80
Total	7,105	533	6,946	161	4,488	86
Owner Occupied Commercial Real Estate
Death Care Management	1,420	—	480	—	—	—
Healthcare	1,403	—	2,114	—	38	2
Veterinary Industry	10,870	556	12,458	313	9,113	309
Other Industries	—	—	76	—	—	—
Total	13,693	556	15,128	313	9,151	311
Total	$20,798	$1,089	$22,074	$474	$13,639	$397

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table represent the types of TDRs that were made during the periods presented:

	December 31, 2015			December 31, 2014			December 31, 2013
	All Restructurings			All Restructurings			All Restructurings
	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
Interest Only
Commercial & Industrial
Healthcare	3	$1,087	$1,087	—	$—	$—	—	$—	$—
Independent Pharmacies	—	—	—	1	143	143	—	—	—
Owner Occupied Commercial Real Estate
Healthcare	1	94	94	—	—	—	—	—	—
Veterinary Industry	—	—	—	1	4	4	—	—	—
Total Interest Only	4	1,181	1,181	2	147	147	—	—	—
Extended Amortization and Interest Only
Owner Occupied Commercial Real Estate
Veterinary Industry	—	—	—	—	—	—	1	74	90
Total Extended Amortization and Interest Only	—	—	—	—	—	—	1	74	90
Extended Amortization
Commercial & Industrial
Independent Pharmacies	2	322	308	2	363	363	—	—	—
Owner Occupied Commercial Real Estate
Veterinary Industry	—	—	—	—	—	—	1	59	51
Total Extended Amortization	2	322	308	2	363	363	1	59	51
Payment Deferral
Commercial & Industrial
Veterinary Industry	—	—	—	3	1,558	1,558	—	—	—
Owner Occupied Commercial Real Estate
Deathcare Management	—	—	—	1	1,719	1,719	—	—	—
Veterinary Industry	—	—	—	—	—	—	1	122	91
Total Payment Deferral	—	—	—	4	3,277	3,277	1	122	91
Total	6	$1,503	$1,489	8	$3,787	$3,787	3	$255	$232
Concessions made to improve a loan’s performance have varying degrees of success. No TDRs that were modified within the previous twelve months ending December 31, 2015 subsequently defaulted.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table presents loans that were modified as TDRs within the previous twelve months ending December 31, 2014 and 2013, for which there was a payment default:

	December 31, 2014		December 31, 2013
	TDR Defaults		TDR Defaults
	Number of Restructurings	Recorded Investment	Number of Restructurings	Recorded Investment
Extend Amortization
Commercial and Industrial:
Veterinary Practices	—	$—	1	$51
Total Extend Amortization	—	—	1	51
Extend Amortization, Interest Only
Owner Occupied Commercial Real Estate:
Veterinary Practices	—	—	1	90
Total Extend Amortization, Interest Only	—	—	1	90
Interest Only
Owner Occupied Commercial Real Estate:
Veterinary Practices	1	4	—	—
Total Interest Only	1	4	—	—
Payment Deferral
Commercial and Industrial:
Veterinary Practices	3	1,558	—	—
Owner Occupied Commercial Real Estate:
Deathcare Management	1	1,719	—	—
Veterinary Practices	—	—	1	91
Total Payment Deferral	4	3,277	1	91
Total	5	$3,281	3	$232

Note 4. Servicing Assets
Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of loans serviced for others were $1.94 billion, $1.47 billion and $1.11 billion at December 31, 2015, 2014 and 2013, respectively.
The following summarizes the activity pertaining to servicing rights:

	2015	2014
Balance at beginning of period	$34,999	$29,053
Additions, net	15,549	10,923
Fair value changes:
Due to changes in valuation inputs or assumptions	(682)	776
Decay due to increases in principal paydowns or runoff	(5,636)	(5,753)
Balance at end of period	$44,230	$34,999

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The fair value of servicing rights was determined using discount rates ranging from 9.30% to 13.50% on December 31, 2015, and 8.50% to 13.40% on December 31, 2014. The fair value of servicing rights was determined using prepayment speeds ranging from 4.00% to 10.10% on December 31, 2015 and 4.40% to 8.50% on December 31, 2014, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing revenue and revaluation within the consolidated statements of income.
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
Note 5. Premises, Equipment and Leases
Components of Premises and Equipment
Components of premises and equipment and total accumulated depreciation at December 31, 2015 and 2014 are as follows:

	2015	2014
Buildings	$21,466	$8,000
Land improvements	3,433	1,487
Furniture and equipment	9,050	3,077
Computers and software	419	630
Leasehold improvements	548	239
Land	3,749	3,623
Transportation	27,960	14,047
Deposits on fixed assets	742	7,323
Premises and equipment, total	67,367	38,426
Less accumulated depreciation	(4,714)	(3,147)
Premises and equipment, net of depreciation	$62,653	$35,279
Deposits on fixed assets consist of construction in process on a newly leased off-site facility, additional costs for the Company’s second building at its headquarters campus, and preliminary costs related to a planned third building and parking deck at its headquarters campus. Depreciation expense for the years ended December 31, 2015, 2014 and 2013 amounted to $2.9 million, $2.2 million and $1.5 million, respectively. Total capitalized interest of $132 thousand related to the Company's newly constructed second building at its headquarters campus was recorded for the year ending December 31, 2015.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Lease Obligations
Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2015 pertaining to Company premises and equipment, future minimum rent commitments under various operating leases are as follows:

Year	Amount
2016	$518
2017	356
2018	308
2019	275
2020	156
Total	$1,613
Certain leases contain renewal options for various additional terms after the expiration of the current lease term. Lease payments for the renewal period are not included in the future minimum lease table above.
The Company’s total rent expense related to the aforementioned leases for 2015, 2014, and 2013 was $385 thousand, $373 thousand and $286 thousand, respectively.
Note 6. Deposits
The types of deposits at December 31, 2015 and 2014 are:

	2015	2014
Noninterest-bearing deposits	$21,502	$14,420
Interest-bearing deposits:
Money market	375,510	211,990
Time deposits	407,776	295,670
Total	783,286	507,660
Total deposits	$804,788	$522,080
The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2015 and 2014 was approximately $161.5 million and $88.9 million, respectively. At December 31, 2015 the scheduled maturities of total time deposits are as follows:

Year	Amount
2016	$240,142
2017	108,655
2018	9,979
2019	15,139
2020	33,861
Total	$407,776
As of December 31, 2015, a certificate of deposit with a carrying value of $250 thousand was pledged to secure deposits. There were no pledged certificates of deposit as of December 31, 2014.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 7. Borrowings
Total outstanding short and long term borrowings consisted of the following:

	December 31, 2015	December 31, 2014
Short term borrowings
On September 18, 2014, the Company entered into a line of credit of $6.1 million with an unaffiliated commercial bank, secured by 1,900,000 shares of common stock of nCino, Inc., a former subsidiary of the Company. At December 31, 2014 there was $6.1 million advanced on the line of credit. Interest accrues at 30 day LIBOR plus 3.50% for a term of 12 months. Payments are interest only with all principal and accrued interest due on September 18, 2015. This loan was repaid in full on February 23, 2015.	$—	$6,100
Total short term borrowings	$—	$6,100

	December 31, 2015	December 31, 2014
Long term borrowings
In April 2011, the Company elected to participate in the U.S. Treasury’s Small Business Lending Fund program (“SBLF”) whereby the U.S. Treasury agreed to purchase $6.8 million in senior securities. The SBLF funds were received on September 13, 2011, with the first interest payment due on January 1, 2012. During the initial interest period, the applicable interest rate was set at 1.5%. For all remaining interest periods, the interest rate is determined based on a formula which encompasses the percentage change in qualified lending as well as a non-qualifying portion percentage. This rate can range from 1.5% to 10.8%. Interest is payable quarterly in arrears. With the approval of the Company’s regulator, the Company may exit the Small Business Lending Fund at any time simply by repaying the funding provided along with any accrued but unpaid interest. If the institution wishes to repay its SBLF funding in partial payments, each partial payment must be at least 25% of the original funding amount. All senior securities will mature on September 13, 2021 at which time all principal and accrued interest will be due. The Company exited the SBLF program and paid the note in full on December 1, 2015.
	$—	$6,800
On May 12, 2014, Independence Aviation financed the purchase of an airplane by entering into a promissory note with an unaffiliated commercial bank in the amount of $6 million which carries a fixed rate of 4.97% for a term of 59 months. Monthly payments are set at $48 thousand with all principal and accrued interest due on May 12, 2019. This note was paid in full on December 3, 2015.	—	5,842
On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive main campus for a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main facility location. Payments are interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments beginning in October 2016 will be $146 thousand with all principal and accrued interest due on September 11, 2021. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. The construction line is fully disbursed and there was no remaining available credit on this construction line at December 31, 2015.
	24,000	16,914
On September 18, 2014, the Company entered into a note payable revolving line of credit of $8.1 million with an unaffiliated commercial bank, with the first advance of $5 million on December 14, 2014. The note is unsecured and accrues interest at LIBOR plus 3.50% for a term of 36 months. Payments are interest only with all principal and accrued interest due on September 18, 2017. This line of credit was paid in full on July 30, 2015 and there is $8.1 million of available credit remaining at December 31, 2015.	—	5,000
On August 1, 2014, the Company entered into a note payable line of credit of $15 million with an unaffiliated commercial bank, secured by 100% of Live Oak Banking Company’s outstanding common stock. Interest accrues at LIBOR plus 4.00% for a term of 36 months. Payments are interest only with all principal and accrued interest due on August 1, 2017. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. This note was repaid in full on July 29, 2015 and the note was closed out at the Company's request.	—	7,210

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	December 31, 2015	December 31, 2014
On March 10, 2015, Independence Aviation refinanced an existing loan with Live Oak Banking Company and entered into a new loan with an unaffiliated commercial bank in the amount of $1.2 million which carries a fixed rate of 4.96% for a term of 51 months. Monthly payments are set at $9 thousand with all principal and accrued interest due on June 10, 2019. This note was paid in full on December 3, 2015.	—	—
On February 23, 2015 the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The interest rate at December 31, 2015 is 4.50%. The maturity date is October 5, 2019. The pledged collateral is classified in other assets with a fair value of $4.4 million at December 31, 2015. Underlying loans carry a risk grade of 3 and are current with no delinquencies. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios.
	4,375	—
With the acquisition of GLS on September 1, 2013, the Company assumed the obligation to pay a former GLS partner $250 thousand at $10 thousand a month over a 24 month period. This obligation was paid in full on August 17, 2015.	—	83
Total long term borrowings	$28,375	$41,849
The Company may purchase federal funds though secured and unsecured federal funds lines of credit with various correspondent banks, which totaled $26.5 million and $28.5 million as of December 31, 2015 and 2014, respectively. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of December 31, 2015 or 2014.
The Company has entered into a repurchase agreement with a third party for $5 million as of December 31, 2015 and 2014. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of December 31, 2015 and 2014.
The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $192.2 million and $129.4 million as of December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, the Company had approximately $86.7 million and $61.2 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of December 31, 2015 or 2014.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 8. Income Taxes
The components of income tax expense for the years ended December 31 are as follows:

	2015	2014
Current income tax expense:
Federal	$11,387	$2,836
State	1,472	460
Total current tax expense	12,859	3,296
Deferred income tax expense:
Federal	992	3,521
State	(56)	571
Total deferred tax expense	936	4,092
Income tax expense, as reported	$13,795	$7,388
The Company terminated its S-Corporation status and became a taxable entity (C-Corporation) on August 3, 2014. As such, periods prior to August 3, 2014 will not reflect income tax expense. The reported income tax expense for the year ended December 31, 2014 reflects the initial recording of the deferred tax net liability of $3.3 million, which is the result of timing differences in the recognition of income/deductions for GAAP and tax purposes. Note 1 of the notes to consolidated financial statements present pro forma results of operations as if the Company were a C-Corporation for all periods.
Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes for the year ended December 31, 2015 and the five months ended December 31, 2014 (the period the Company was a taxable entity) as follows:

	2015	2014
Income tax expense computed at the statutory rate	$12,039	$3,391
Initial recording of deferred tax liability	—	3,252
State income tax, net of federal benefit	920	339
Increase in taxes due to nondeductible expenses	836	406
Total income tax expense	$13,795	$7,388

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Components of deferred tax assets and liabilities are as follows:

	2015	2014
Deferred tax assets:
Allowance for loan losses	$2,780	$1,697
SBA guaranty reserve	121	273
Accrued shareholder expenses	505	—
Other	613	412
Total deferred tax assets	4,019	2,382

Deferred tax liabilities:
Unguaranteed loan discount	4,083	3,144
Premises and equipment	3,952	2,461
Deferred loan fees and costs, net	892	869
Other	—	53
Total deferred tax liabilities	8,927	6,527
Net deferred tax liability	$4,908	$4,145
The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2015 and 2014. The Company files a consolidated income tax return in the U.S. federal tax jurisdiction.
Note 9. Fair Value of Financial Instruments
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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
Recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2015	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$22,068	$—	$22,068	$—
Residential mortgage-backed securities	29,758	—	29,758	—
Mutual fund	1,936	—	1,936	—
Servicing assets[1]	44,230	—	—	44,230
Total assets at fair value	$97,992	$—	$53,762	$44,230

December 31, 2014	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$35,309	$—	$35,309	$—
Residential mortgage-backed securities	14,009	—	14,009	—
Servicing assets[1]	34,999	—	—	34,999
Total assets at fair value	$84,317	$—	$49,318	$34,999
1See Note 4 for a rollforward of recurring Level 3 fair values for servicing assets.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Non-recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

December 31, 2015	Total	Level 1	Level 2	Level 3
Impaired loans	$17,084	$—	$—	$17,084
Foreclosed assets	2,666	—	—	2,666
Total assets at fair value	$19,750	$—	$—	$19,750

December 31, 2014	Total	Level 1	Level 2	Level 3
Impaired loans	$24,016	$—	$—	$24,016
Foreclosed assets	1,084	—	—	1,084
Total assets at fair value	$25,100	$—	$—	$25,100
Level 3 Analysis
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2015 and December 31, 2014 the significant unobservable inputs used in the fair value measurements were as follows:
December 31, 2015

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$17,084	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 20% Weighted average discount rate 5.57%
Foreclosed Assets	$2,666	Discounted appraisals	Appraisal adjustments (1)	10% to 20%
December 31, 2014

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$24,016	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 20% Weighted average discount rate 4.88%
Foreclosed Assets	$1,084	Discounted appraisals	Appraisal adjustments (1)	10% to 20%

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.
Estimated Fair Value of Other Financial Instruments
GAAP also requires disclosure of fair value information about financial instruments carried at book value on the consolidated balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments not measured at fair value on the consolidated balance sheets:

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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
Loans held for investment: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.
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
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

December 31, 2015	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$102,607	$102,607	$—	$—	$102,607
Certificates of deposit with other banks	10,250	10,176	—	—	10,176
Investment securities, available-for-sale	53,762	—	53,762	—	53,762
Loans held for sale	480,619	—	—	497,868	497,868
Loans, net of allowance for loan losses	272,554	—	—	268,816	268,816
Servicing assets	44,230	—	—	44,230	44,230
Accrued interest receivable	5,556	5,556	—	—	5,556
Financial liabilities
Deposits	804,788	—	792,820	—	792,820
Accrued interest payable	211	211	—	—	211
Long term borrowings	28,375	—	—	30,523	30,523

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2014	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$29,902	$29,902	$—	$—	$29,902
Certificates of deposit with other banks	10,000	9,861	—	—	9,861
Investment securities, available-for-sale	49,318	—	49,318	—	49,318
Loans held for sale	295,180	—	—	304,504	304,504
Loans, net of allowance for loan losses	199,529	—	—	194,007	194,007
Servicing assets	34,999	—	—	34,999	34,999
Accrued interest receivable	3,059	3,059	—	—	3,059
Financial liabilities
Deposits	522,080	—	522,058	—	522,058
Accrued interest payable	190	190	—	—	190
Short term borrowings	6,100	—	—	6,100	6,100
Long term borrowings	41,849	—	—	44,738	44,738
Note 10. Commitments and Contingencies
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

	December 31, 2015	December 31, 2014
Commitments to extend credit	$737,572	$537,951
Plexus Capital - Fund II Investment Commitment	100	100
Plexus Capital - Fund III Investment Commitment	300	350
Five Points Mezzanine Fund III Commitment	1,500	—
Total unfunded off-balance sheet credit risk	$739,472	$538,401

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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
Concentrations of Credit Risk
Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans and commitments to extend credit have been granted to customers in the healthcare, independent pharmacy and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained exposure exceeds $2.0 million, except for three relationships that have a cumulative retained exposure of $8.6 million.
The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.
Note 11. Benefit Plans
Defined Contribution Plan
The Company maintains an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who are at least 21 years of age and have completed one month of service. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Company makes certain matching contributions and may make additional contributions at the discretion of the board of directors. Company expense relating to the plan for the years ended December 31, 2015, 2014, and 2013 amounted to $1.4 million, $867 thousand and $602 thousand, respectively.
Flexible Benefits Plan
The Company maintains a Flexible Benefits Plan which covers substantially all employees. Participants may set aside pre-tax dollars to provide for future expenses such as health care.
Employee Stock Purchase Plan
In 2010, the Company adopted an Employee Stock Purchase Plan (2010 ESPP). Under this plan, eligible employees were able to withhold post-tax dollars from their monthly payroll to be placed in a money market account for bi-annual purchases of the Company’s Class A and Class B stock. In order for employees to be eligible to contribute to this program, they must have completed one year of service with the Company. Eligible employees’ money market accounts were swept on March 15th and September 15th each year, up to the amount that would purchase whole shares of stock, not to exceed $25 thousand per employee per calendar year. In order to preserve the S-Corporation election, the Company discontinued the 2010 ESPP in October 2013.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Subsequent to conversion to a C corporation in 2014, the Company again adopted an Employee Stock Purchase Plan (ESPP) on October 8, 2014, within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under this plan eligible employees were able to purchase available shares with post-tax dollars as of the grant date. In order for employees to be eligible to participate in this plan they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand per employee per calendar year. Options to purchase shares under the ESPP in 2014 were granted at a 15% discount to fair market value. Expense recognized in relation to the ESPP was $58 thousand in fiscal 2014. There were no ESPP purchases during 2015.
Restricted Stock Plan
In 2010, the Company adopted a Restricted Stock Plan. Under this plan, a total of 1,350,000 shares of Common Stock are available for issuance to eligible employees. Restricted stock grants vest in equal installments over a two to four year period from the date of the grant. In 2010, a total of 500,010 restricted shares were issued at $1.50 per share and these shares fully vested in 2013. In 2013, 100,000 restricted shares were granted at $3.00 per share to an eligible employee and 50,000 restricted shares were granted at $2.99 per share in connection with the GLS acquisition. No restricted shares were granted in 2014. During 2015, 65,122 restricted shares at a weighted average grant date fair value of $16.10 per share were granted under the 2015 Omnibus Stock Incentive Plan which replaced the previously existing Restricted Stock Plan.
The fair value of each restricted stock unit is based on the market value of the Company’s stock on the date of the grant.
The following is a summary of non-vested stock restricted stock activity for the Company for the year ended December 31, 2015.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	—	$—
Granted	65,122	16.10
Vested	—	—
Forfeited	851	10.63
Non-vested at December 31, 2015	64,271	$16.17
For the years ended December 31, 2015, 2014, and 2013 the Company recognized $148 thousand, $143 thousand, and $150 thousand in compensation expense for restricted stock, respectively.
At December 31, 2015, unrecognized compensation costs relating to restricted stock amounted to $891 thousand which will be recognized over a weighted average period of 1.41 years.
Employee Profit Sharing Plan
The Employee Profit Sharing Plan allows eligible employees to participate in a profit sharing bonus pool based on the profitability of the Company. This plan awards each participating employee a quarterly and annual bonus based on the ratio of the employee’s salary at the end of the period to the aggregate salaries of all participating employees. The Employee Profit Sharing Plan terminated in 2013, accordingly there were no expenses related to this plan in 2015 and 2014. Total expenses related to this plan were $4.0 million for the year ended December 31, 2013.
Employee/Outside Director Bonus Plan
In 2014, the Company adopted a Bonus Plan whereby eligible employees and outside directors are qualified to receive quarterly and annual bonus payments based on each individual’s base pay/annual director fees and the profitability of the Company. Total expenses related to the bonus plan for employees were $3.2 million and $2.2 million for the years ended December 31, 2015 and 2014, respectively. Total expenses related to the bonus plan for outside directors were $14 thousand and $12 thousand for the years ended December 31, 2015 and 2014, respectively.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Outside Director Profit Sharing Plan
Effective January 1, 2013, the Company adopted the Outside Director Profit Sharing Plan. Eligible directors participate in a discretionary award based on their annual director fees in the same quarterly percentage payout awarded under the Company’s Former Employee Profit Sharing Plan. The Outside Director Profit Sharing Plan was terminated in 2013. The outside directors received a final payout of $36 thousand under this plan paid in 2014.
Stock Option Plans
In 2008, the Company adopted both an Incentive Stock Option (ISO) Plan and a Non-Qualified Stock Option (NQSO) Plan. Options granted under both plans expire no more than 10 years from date of grant. Exercise prices under both plans are set by the board of directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Options vest over three to seven year periods from the date of the grant for both plans.
On March 20, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan (2015 Omnibus Plan) which replaced the previously existing Amended Incentive Stock Option Plan and Nonstatutory Stock Option Plan. The 2015 Omnibus Plan authorized awards covering a maximum of 4,300,000 common voting shares and has an expiration date of March 20, 2025. Options or restricted shares granted under this plan expire no more than 10 years from date of grant. Exercise prices under the plan are set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Options or restricted shares vest over a minimum of three years from the date of the grant.
Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the years ended December 31, 2015, 2014, and 2013 the Company recognized $1.3 million, $272 thousand, and $38 thousand in compensation expense for stock options, respectively.
Stock option activity under the plan during the year ended December 31, 2015 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,737,570	$5.51
Exercised	52,969	4.50
Forfeited	225,925	8.38
Granted	2,088,316	15.40
Outstanding at December 31, 2015	3,546,992	$11.17	8.98 years	$14,804,589
Exercisable at December 31, 2015	153,551	$4.66	7.78 years	$1,465,146

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following is a summary of non-vested stock option activity for the Company for the years ended December 31, 2015, 2014, and 2013.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	200,000	$0.45
Granted	—	—
Vested	108,250	0.45
Forfeited	—	—
Non-vested at December 31, 2013	91,750	0.45
Granted	1,878,020	1.13
Vested	91,750	0.44
Forfeited	173,790	0.58
Non-vested at December 31, 2014	1,704,230	1.18
Granted	2,088,316	6.81
Vested	173,180	0.88
Forfeited	225,925	2.66
Non-vested at December 31, 2015	3,393,441	$4.56
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $445 thousand, $771 thousand, and $50 thousand, respectively.
At December 31, 2015, unrecognized compensation costs relating to stock options amounted to $14.2 million which will be recognized over a weighted average period of 3.81 years.
The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Weighted average assumptions used for options granted during 2015 and 2014 were as follows: risk free rate of 1.95% and 2.27%, dividend yield of 1.00% and 5.18%, volatility of 43.53% and 29.70%, respectively, and average life of 4-7 years for both years. There were no grants under these plans during 2013.
Redeemable Equity Securities
In 2013, the Company entered into an agreement with a third party financial institution which provides personal loans to the Company’s employees. In this arrangement the Company was obligated to repurchase its shares collateralizing personal employee loans only in the event of default. The repurchase of Company stock under this arrangement is at the greater of $3.00 per share or the price per share required to pay and satisfy in full each loan, including without limitation the entire principal balance and any accrued unpaid interest and any applicable fees and costs owed with respect to the applicable loan until paid in full. Due to this arrangement containing provisions allowing for a cash settlement, the intrinsic value was reflected as mezzanine equity. During 2014, the obligation for the Company to repurchase stock under the above arrangement was terminated.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 12. Regulatory Matters
Dividends
The Bank, as a North Carolina banking corporation, may pay dividends to shareholders provided the bank does not make distributions that reduce its capital below its applicable required capital, pursuant to North Carolina General Statutes Section 53C-4-7. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.
Capital Requirements
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
The Basel III Capital Rules, a new comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of December 31, 2015 and 2014 that the Company and the Bank meet all capital adequacy requirements to which they are subject.
When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.
The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
As of December 31, 2015 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Capital amounts and ratios as of December 31, 2015 and 2014, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2015
Common Equity Tier 1
(to Risk-Weighted Assets)	$191,366	23.22%	$37,087	4.50%	$53,570	6.50%
Total Capital
(to Risk-Weighted Assets)	$198,781	24.12%	$65,933	8.00%	$82,416	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$191,366	23.22%	$49,450	6.00%	$65,933	8.00%
Tier 1 Capital
(to Average Assets)	$191,366	18.36%	$41,702	4.00%	$52,128	5.00%
Bank - December 31, 2015
Common Equity Tier 1
(to Risk-Weighted Assets)	$96,056	12.28%	$35,207	4.50%	$50,855	6.50%
Total Capital
(to Risk-Weighted Assets)	$103,471	13.23%	$62,591	8.00%	$78,238	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$96,056	12.28%	$46,943	6.00%	$62,591	8.00%
Tier 1 Capital
(to Average Assets)	$96,056	9.75%	$39,398	4.00%	$49,248	5.00%
Consolidated - December 31, 2014
Common Equity Tier 1
(to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Total Capital
(to Risk-Weighted Assets)	$99,340	19.63%	$40,490	8.00%	$50,612	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$88,132	17.41%	$20,245	4.00%	$30,367	6.00%
Tier 1 Capital
(to Average Assets)	$88,132	13.38%	$26,349	4.00%	$32,936	5.00%
Bank - December 31, 2014
Common Equity Tier 1
(to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Total Capital
(to Risk-Weighted Assets)	$63,243	13.36%	$37,857	8.00%	$47,321	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$58,836	12.43%	$18,928	4.00%	$28,392	6.00%
Tier 1 Capital
(to Average Assets)	$58,836	9.34%	$25,200	4.00%	$31,500	5.00%

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 13. Transactions with Related Parties
The Company has entered into transactions with its directors, employees, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal risk or present other unfavorable features.
At December 31, 2015 and 2014, related party loans totaled $743 thousand and $6.7 million, respectively. The following table summarizes the transactions for the past two years:

	2015	2014
Balance, beginning of year	$6,701	$—
Principal additions	460	2,023
Transfer due related party status change	—	5,115
Transfer to unaffiliated commercial bank	(4,708)	—
Payoffs and principal reductions	(1,710)	(437)
Balance, end of year	$743	$6,701
Deposits from related parties held by the Company at December 31, 2015 and 2014 amounted to $52.4 million and $39.8 million, respectively.
During the years ended December 31, 2015 and 2014, the Company invested $50 thousand and $63 thousand, respectively, in Plexus Funds II and III, L.P. which is included in other assets in the consolidated balance sheets at December 31, 2015 and 2014 with a balance of $1 million. A member of the Company’s board of directors is also a member of Plexus Capital, the administrator of Plexus Fund II, L.P.
During the years ended December 31, 2015, 2014, and 2013, the Company leased office space from related parties. The Company’s total lease payments to related parties for 2015, 2014, and 2013 was $61 thousand, $100 thousand, and $119 thousand, respectively.
In January 2012, the Company formed nCino to further develop and sell cloud-based banking software that was initially built off of the Force.com platform and transformed into a bank operating system used to streamline the lending process at the Bank. In January 2013, the investment in nCino was deconsolidated and subsequently accounted for under the equity method. In June 2014, the Company divested its investment in nCino in the form of a dividend to shareholders with a subsequent investment of $6.1 million later in 2014. The investment in nCino is included in investments in non-consolidated affiliates as of December 31, 2014. During 2015, the Company sold its remaining investment in nCino resulting in no ownership as of December 31, 2015. Certain directors, officers, employees and their affiliates own approximately 27.5% of nCino's outstanding common stock as of December 31, 2015. In addition, the Company's Chief Executive Officer continues to serve as a member of the board of directors of nCino. During 2015, 2014 and 2013, the Company had business transactions with nCino amounting to $1.5 million, $1.6 million, and $1.0 million, respectively, for services purchased related to the Bank’s loan technology-based platform.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 14. Parent Company Only Financial Statements
The following balance sheets, statements of income and statements of cash flows for Live Oak Bancshares, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.
Balance Sheets

	2015	2014
Assets
Cash and cash equivalents	$74,991	$38,911
Investment in subsidiaries	108,242	61,957
Equity method investments in non-consolidated affiliates	—	231
Premises & equipment, net	31,320	20,662
Other assets	14,549	13,013
Total assets	$229,102	$134,774

Liabilities and Shareholders' Equity
Short term borrowings	$—	$6,100
Long term borrowings	28,375	35,924
Other liabilities	1,239	936
Total liabilities	29,614	42,960

Shareholders' equity:
Common stock	187,507	98,672
Retained earnings (deficit)	12,140	(6,943)
Accumulated other comprehensive (loss) income	(192)	85
Total shareholders' equity attributed to Live Oak Bancshares, Inc.	199,455	91,814
Noncontrolling interest	33	—
Total equity	199,488	91,814
Total liabilities & shareholders' equity	$229,102	$134,774

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Statements of Income

	2015	2014	2013
Interest income	$70	$49	$334
Interest expense	1,156	864	470
Net interest loss	(1,086)	(815)	(136)
Noninterest income:
Dividends from banking subsidiary	4,205	10,368	9,780
Gain on deconsolidation of subsidiary	—	—	12,212
Equity in loss of non-consolidated affiliates	—	(2,221)	(2,756)
Gain on sale of investment in non-consolidated affiliate	3,782	—	—
Other	1,360	260	—
Total noninterest income	9,347	8,407	19,236
Noninterest expense:
Salaries and employee benefits	2,592	5,028	232
Professional fees	812	2,323	284
Other	1,719	643	89
Total noninterest expense	5,123	7,994	605
Net income (loss) before equity in undistributed income of subsidiaries	3,138	(402)	18,495
Income tax benefit	(41)	(755)	—
Net income	3,179	353	18,495
Equity in undistributed income of subsidiaries in excess of dividends from subsidiaries	17,422	9,695	9,447
Net income	20,601	10,048	27,942
Net loss attributable to noncontrolling interest	24	—	120
Net income attributable to Live Oak Bancshares, Inc.	$20,625	$10,048	$28,062

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Statements of Cash Flows

	2015	2014	2013
Cash flows from operating activities
Net income	$20,601	$10,048	$27,942
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net income of subsidiaries in excess of dividends of subsidiaries	(17,422)	(9,695)	(9,757)
Depreciation	739	112	—
Deferred income tax	582	(305)	—
Equity in loss of non-consolidated affiliates	—	2,221	2,756
Gain on deconsolidation of subsidiary	—	—	(12,212)
Stock option based compensation expense	1,277	272	38
Restricted stock expense	148	143	150
Stock grants	—	2,992	—
Gain on sale of investment in non-consolidated affiliate	(3,782)	—	—
Net change in other assets	(8,785)	(6,899)	4,247
Net change in other liabilities	1,422	1,656	619
Net cash (used in) provided by operating activities	(5,220)	545	13,783
Cash flows from investing activities
Capital investment in subsidiaries	(28,250)	(950)	—
Capital investment in non-consolidated affiliates	—	(6,614)	(8,890)
Net change in advances to subsidiaries	—	—	3,624
Proceeds from sale of investment in non-consolidated affiliate	9,896	—	—
Capital contribution from non-controlling interest	22	—	—
Purchases of premises and equipment	(11,397)	(20,339)	—
Net cash used in investing activities	(29,729)	(27,903)	(5,266)
Cash flows from financing activities
Proceeds from borrowings	12,960	35,224	—
Repayments of borrowings	(26,609)	(571)	—
Repurchase of common stock	—	—	(444)
Stock option exercises	239	177	100
Sale of common stock, net	87,171	75,235	234
Shareholder dividend distributions	(2,732)	(43,848)	(11,921)
Net cash provided by (used in) financing activities	71,029	66,217	(12,031)
Net change in cash and cash equivalents	36,080	38,859	(3,514)
Cash and cash equivalents at beginning of year	38,911	52	3,566
Cash and cash equivalents at end of year	$74,991	$38,911	$52

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 15. Subsequent Event
Management has evaluated subsequent events through the date the financial statements were available to be issued and determined that the following events required disclosure:
Cash Dividend
On February 16, 2016, the Company's Board of Directors declared a cash dividend of $0.02 per share payable on March 15, 2016, to shareholders of record of the Company’s voting and non-voting common stock as of March 1, 2016.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of December 31, 2015, the last day of the period covered by this Annual Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2015 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Management's Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
Management has not evaluated any changes in the Company’s internal control over financial reporting that occurred during the annual period ended December 31, 2015, due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.
Item 9B.    OTHER INFORMATION
None.
PART III
Item 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by Item 10 will be included in LOB’s definitive proxy statement for the 2016 Annual Meeting of Shareholders (the “Proxy Statement”), under the headings “Election of Directors,” “Qualification of Directors,” “Executive Officers,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2015 fiscal year.
Item 11.        EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the Proxy Statement under the headings “Executive Compensation and Other Matters” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by Item 12 will be included in the Proxy Statement under the headings “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the Proxy Statement under the headings “Director Independence,” Director Relationships,” “Indebtedness of and Transactions with Management,” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.
Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
PART IV
Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.
Financial Statements
Quarterly Financial Information
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements
(a)(3) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Live Oak Bancshares, Inc.
(Registrant)

Date: March 14, 2016	By:	/s/ James S. Mahan III
James S. Mahan III
Chairman and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date
/s/ James S. Mahan III
James S. Mahan III	March 14, 2016
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ S. Brett Caines
S. Brett Caines	March 14, 2016
Chief Financial Officer
(Principal Financial Officer)

/s/ J. Wesley Sutherland
J. Wesley Sutherland	March 14, 2016
Chief Accounting Officer
(Principal Accounting Officer)

/s/ William L. Williams III
William L. Williams III	March 14, 2016
Vice Chairman of the Board of Directors

/s/ William H. Cameron
William H. Cameron	March 14, 2016
Director

/s/ Diane B. Glossman
Diane B. Glossman	March 14, 2016
Director

/s/ Donald W. Jackson
Donald W. Jackson	March 14, 2016
Director

/s/ Howard K. Landis
Howard K. Landis	March 14, 2016
Director

/s/ David G. Lucht
David G. Lucht	March 14, 2016
Director

/s/ Miltom E. Petty
Miltom E. Petty	March 14, 2016
Director

/s/ Jerald L. Pullins
Jerald L. Pullins	March 14, 2016
Director

/s/ Neil L. Underwood
Neil L. Underwood	March 14, 2016
Director

INDEX TO EXHIBITS
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description of Exhibit

1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the registration statement on Form S-1/A, filed on July 13, 2015)
3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)
3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1, filed on June 19, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)
4.2
Registration and Other Rights Agreement between Live Oak Bancshares, Inc. and Wellington purchasers (incorporated by reference to Exhibit 4.2 of the registration statement on Form S-1, filed on June 19, 2015)

10.1	2008 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the registration statement on Form S-1, filed on June 19, 2015)
10.2	2008 Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-1, filed on June 19, 2015)
10.3	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the registration statement on Form S-1, filed on June 19, 2015)
10.4.1	2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registration statement on Form S-1 filed on June 19, 2015)
10.4.2	Amendment to 2015 Omnibus Stock Incentive Plan dated December 17, 2015*
10.5
Tax Sharing Agreement, effective as of February 6, 2012, between Live Oak Bancshares, Inc. and
Live Oak Banking Company (incorporated by reference to Exhibit 10.6 of the registration statement on Form S-1 filed on June 19, 2015)

10.6.1
Securities Purchase Agreement, dated May 28, 2015 between Live Oak Bancshares, Inc. and Wellington purchasers (incorporated by reference to Exhibit 10.7 of the registration statement on Form S-1 filed on June 19, 2015)

10.6.2
First Amendment to Securities Purchase Agreement, dated July 31, 2014 between Live Oak Bancshares, Inc. and Wellington purchasers (incorporated by reference to Exhibit 10.8 of the registration statement on Form S-1 filed on June 19, 2015)

10.6.3
Second Amendment to Securities Purchase Agreement, dated August 1, 2014 between Live Oak Bancshares, Inc. and Wellington purchasers (incorporated by reference to Exhibit 10.9 of the registration statement on Form S-1 filed on June 19, 2015)

10.7.1	Software Service Agreement between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 19, 2015)
10.7.2	Amendment to Software Service Agreement dated October 9, 2015, between Live Oak Banking Company and nCino, Inc.*
10.8	Form of Stock Option Award Agreement for executive officers under the 2015 Omnibus Stock Incentive Plan*
21.1	Subsidiaries of the Registrant*
23.1	Consent of the Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.*

*	Indicates a document being filed with this Form 10-K.

**
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.