Form 10-Q
period 2016-03-31
Live Oak Bancshares, Inc.
filed 2016-05-12
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
As of May 11, 2016, there were 29,467,643 shares of the registrant’s voting common stock outstanding and 4,723,530 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Live Oak Bancshares, Inc.
Consolidated Balance Sheets
As of March 31, 2016 (unaudited) and December 31, 2015*
(Dollars in thousands)

	March 31, 2016	December 31, 2015*
Assets
Cash and due from banks	$226,556	$102,607
Certificates of deposit with other banks	9,000	10,250
Investment securities available-for-sale	55,674	53,762
Loans held for sale	537,293	480,619
Loans held for investment	313,633	279,969
Allowance for loan losses	(8,616)	(7,415)
Net loans	305,017	272,554
Premises and equipment, net	61,839	62,653
Foreclosed assets	3,020	2,666
Servicing assets	47,377	44,230
Other assets	22,765	23,281
Total assets	$1,268,541	$1,052,622
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$21,125	$21,502
Interest-bearing	994,340	783,286
Total deposits	1,015,465	804,788
Long term borrowings	28,271	28,375
Other liabilities	20,372	19,971
Total liabilities	1,064,108	853,134
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 29,460,348 and 29,449,369 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	138,199	137,492
Class B common stock, no par value, 10,000,000 shares authorized, 4,723,530 shares issued and outstanding at March 31, 2016 and December 31, 2015	50,015	50,015
Retained earnings	16,147	12,140
Accumulated other comprehensive income (loss)	47	(192)
Total shareholders’ equity attributed to Live Oak Bancshares, Inc.	204,408	199,455
Noncontrolling interest	25	33
Total equity	204,433	199,488
Total liabilities and shareholders’ equity	$1,268,541	$1,052,622
*    Derived from audited consolidated financial statements.
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Income
For the three months ended March 31, 2016 and 2015 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest income
Loans and fees on loans	$11,005	$6,730
Investment securities, taxable	251	176
Other interest earning assets	138	66
Total interest income	11,394	6,972
Interest expense
Deposits	2,444	1,476
Borrowings	241	441
Total interest expense	2,685	1,917
Net interest income	8,709	5,055
Provision for loan losses	1,433	1,077
Net interest income after provision for loan losses	7,276	3,978
Noninterest income
Loan servicing revenue and revaluation	4,758	4,106
Net gains on sales of loans	16,425	15,461
Equity in loss of non-consolidated affiliates	—	(26)
Gain on sale of investment in non-consolidated affiliate	—	3,782
Construction supervision fee income	630	216
Other noninterest income	619	516
Total noninterest income	22,432	24,055
Noninterest expense
Salaries and employee benefits	12,993	8,355
Travel expense	1,846	1,476
Professional services expense	528	850
Advertising and marketing expense	963	1,008
Occupancy expense	1,193	481
Data processing expense	1,208	893
Equipment expense	551	443
Other loan origination and maintenance expense	574	477
Other expense	1,855	719
Total noninterest expense	21,711	14,702
Income before taxes	7,997	13,331
Income tax expense	3,314	5,278
Net income	4,683	8,053
Net loss attributable to noncontrolling interest	8	20
Net income attributable to Live Oak Bancshares, Inc.	$4,691	$8,073
Basic earnings per share	$0.14	$0.28
Diluted earnings per share	$0.13	$0.27
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$4,683	$8,053
Other comprehensive income before tax:
Net unrealized gain on investment securities arising during the period	389	203
Reclassification adjustment for (gain) loss on sale of securities available-for-sale included in net income	—	—
Other comprehensive income before tax	389	203
Income tax expense	(150)	(79)
Other comprehensive income, net of tax	239	124
Total comprehensive income	$4,922	$8,177
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Common stock			Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non- controlling interest	Total equity
	Shares
	Class A	Class B	Amount
Balance at December 31, 2014	23,896,400	4,723,530	$98,672	$(6,943)	$85	$—	$91,814
Net income (loss)	—	—	—	8,073	—	(20)	8,053
Other comprehensive income	—	—	—	—	124	—	124
Consolidation of investment with non-controlling interest	—	—	—	—	—	35	35
Stock option exercises	3,679	—	16	—	—	—	16
Stock option based compensation expense	—	—	118	—	—	—	118
Restricted stock expense	—	—	8	—	—	—	8
Balance at March 31, 2015	23,900,079	4,723,530	$98,814	$1,130	$209	$15	$100,168
Balance at December 31, 2015	29,449,369	4,723,530	$187,507	$12,140	$(192)	$33	$199,488
Net income (loss)	—	—	—	4,691	—	(8)	4,683
Other comprehensive income	—	—	—	—	239	—	239
Issuance of restricted stock	2,776	—	—	—	—	—	—
Stock option exercises	8,203	—	48	—	—	—	48
Stock option based compensation expense	—	—	592	—	—	—	592
Restricted stock expense	—	—	67	—	—	—	67
Dividends (distributions to shareholders)	—	—	—	(684)	—	—	(684)
Balance at March 31, 2016	29,460,348	4,723,530	$188,214	$16,147	$47	$25	$204,433
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$4,683	$8,053
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,065	433
Provision for loan losses	1,433	1,077
Amortization of premium on securities, net of accretion	30	15
Amortization (accretion) of discount on unguaranteed loans, net	146	319
Deferred tax expense	739	226
Originations of loans held for sale	(256,077)	(223,905)
Proceeds from sales of loans held for sale	172,638	180,991
Net gains on sale of loans held for sale	(16,425)	(15,461)
Net loss on sale of foreclosed assets	—	7
Net increase in servicing assets	(3,147)	(3,458)
Gain on sale of investment in non-consolidated affiliate	—	(3,782)
Net loss on disposal of premises and equipment	—	3
Stock option based compensation expense	592	118
Restricted stock expense	67	8
Equity in loss of non-consolidated affiliates	—	26
Changes in assets and liabilities:
Other assets	516	92
Other liabilities	(146)	5,265
Net cash used by operating activities	(93,886)	(49,973)
Cash flows from investing activities
Purchases of securities available-for-sale	(2,443)	(1,900)
Proceeds from sales, maturities, calls, and principal paydowns of securities available-for-sale	890	629
Proceeds from sale/collection of foreclosed assets	52	330
Maturities of certificates of deposit with other banks	1,250	—
Proceeds from sale of investment in non-consolidated affiliate	—	9,896
Net cash acquired in consolidation of equity method investment	—	319
Loan originations and principal collections, net	8,742	26,725
Purchases of premises and equipment, net	(251)	(3,281)
Net cash provided by investing activities	8,240	32,718
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
For the three months ended March 31, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities
Net increase in deposits	210,677	34,003
Proceeds from long term borrowings	—	8,468
Repayment of long term borrowings	(104)	(107)
Repayment of short term borrowings	—	(6,100)
Stock option exercises	48	16
Shareholder dividend distributions	(1,026)	(1,363)
Net cash provided by financing activities	209,595	34,917
Net increase in cash and cash equivalents	123,949	17,662
Cash and cash equivalents, beginning	102,607	29,902
Cash and cash equivalents, ending	$226,556	$47,564

Supplemental disclosure of cash flow information
Interest paid	$2,690	$1,915
Income tax	2,181	1,974

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains on available-for-sale securities, net of taxes	$239	$124
Transfers from loans to foreclosed real estate and other repossessions	406	—
Transfers of loans accounted for as secured borrowing collateral to other assets	—	4,674
Dividends declared but not paid	—	169
Transfer of loans held for sale to loans held for investment	13,763	2,294
Transfer of loans held for investment to loans held for sale	752	1,370
Contingent consideration in acquisition of controlling interest in equity method of investment	—	170
See Notes to Unaudited Consolidated Financial Statements

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
During 2011, the Company formed Independence Aviation, LLC, a wholly-owned subsidiary, for the purpose of purchasing and operating aircraft used for business purposes of the Company. The net assets of Independence Aviation, LLC were transferred to the Company and the Bank effective December 31, 2015 resulting in its dissolution.
In addition to the Bank, the Company owns Live Oak Grove, LLC, opened in September 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location, Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans, and 504 Fund Advisors, LLC (“504FA”), formed to serve as the investment adviser to the 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.
The Company acquired control over 504FA, previously carried as an equity method investment, on February 2, 2015 by increasing its ownership from 50.0% to 91.3%. The acquisition of an additional 41.3% of ownership occurred in exchange for contingent consideration estimated to total $170 thousand. Transactions in the third quarter of 2015 and first quarter of 2016 increased the Company’s ownership to 92.9%. With 7.1% of ownership remaining with a third party investor, amounts of earnings and equity in 504FA attributable to the third party investor are now disclosed in the Company’s consolidated financial statements as related to a noncontrolling interest.
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
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016. The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities Exchange Commission on March 14, 2016 (SEC File No. 001-37497) (the "2015 Annual Report"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2015 Annual Report. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's 2015 Annual Report.
The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.
Amounts in all tables in the Notes to Unaudited Consolidated Financial Statements have been presented in thousands, except percentage, time period, stock option, share and per share data or where otherwise indicated.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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
Note 2. Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). This guidance amends the previously issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations in order to determine if revenue will be recognized on a gross or net basis. This guidance is effective for the Company on January 1, 2018 and is not expected to have a material impact on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions for items including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company on January 1, 2017 and the Company is currently assessing the impact the adoption of this standard will have on the consolidated financial statements.
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

	Three Months Ended March 31,
	2016	2015
Basic earnings per share:
Net income available to common shareholders	$4,691	$8,073
Weighted-average basic shares outstanding	34,176,753	28,620,120
Basic earnings per share	$0.14	$0.28
Diluted earnings per share:
Net income available to common shareholders, for diluted earnings per share	$4,691	$8,073
Total weighted-average basic shares outstanding	34,176,753	28,620,120
Add effect of dilutive stock options and restricted stock grants	777,839	741,721
Total weighted-average diluted shares outstanding	34,954,592	29,361,841
Diluted earnings per share	$0.13	$0.27
Anti-dilutive shares	2,369,813	720,447

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The carrying amount of securities and their approximate fair values are reflected in the following table:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016
US government agencies	$22,005	$129	$—	$22,134
Residential mortgage-backed securities	31,627	22	96	31,553
Mutual fund	1,966	21	—	1,987
Total	$55,598	$172	$96	$55,674

December 31, 2015
US government agencies	$21,992	$81	$5	$22,068
Residential mortgage-backed securities	30,131	1	374	29,758
Mutual fund	1,951	—	15	1,936
Total	$54,074	$82	$394	$53,762
During the three months ended March 31, 2016, the Company purchased one mortgage-backed security for $2.4 million for the purpose of complying with the Community Reinvestment Act. During the three months ended March 31, 2016, there was $15 thousand of dividend reinvestment in the 504 Fund mutual fund. There were no calls, sales or maturities of securities during the three months ended March 31, 2016.
There were no calls, sales or maturities of securities during the three months ended March 31, 2015. On March 31, 2015, the Company invested $1.9 million in the 504 Fund mutual fund. The investment in this mutual fund was purchased at current market value (190,380.762 shares at $9.98 per share).
The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$16,254	$73	$2,978	$23	$19,232	$96
Total	$16,254	$73	$2,978	$23	$19,232	$96
	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$7,990	$5	$—	$—	$7,990	$5
Residential mortgage-backed securities	26,015	333	3,019	41	29,034	374
Mutual fund	1,936	15	—	—	1,936	15
Total	$35,941	$353	$3,019	$41	$38,960	$394
At March 31, 2016, there were three mortgage-backed securities in unrealized loss positions for greater than 12 months and six mortgage-backed securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2015 were comprised of three mortgage-backed securities in unrealized loss positions for greater than 12 months and one US government agency security, twelve mortgage-backed securities and the 504 Fund mutual fund investment in an unrealized loss position for less than 12 months.
These unrealized losses are primarily the result of volatility in the market and are related to market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.
All residential mortgage-backed securities in the Company’s portfolio at March 31, 2016 and December 31, 2015 were backed by US government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following is a summary of investment securities by maturity:

	March 31, 2016
	Available-for-Sale
	Amortized cost	Fair value
US government agencies
Within one year	$9,212	$9,229
One to five years	12,793	12,905
Total	22,005	22,134

Residential mortgage-backed securities
Five to ten years	9,095	9,101
After 10 years	22,532	22,452
Total	31,627	31,553

Total	$53,632	$53,687
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled. This table excludes the 504 Fund mutual fund investment.
At March 31, 2016 and December 31, 2015, an investment security with a fair market value of $1.2 million and $1.3 million, respectively, was pledged to secure a line of credit with the Company’s correspondent bank.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5. Loans Held for Investment and Allowance for Loan Losses
Loan Portfolio Segments
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans consist of the following:

	March 31, 2016	December 31, 2015
Commercial & Industrial
Agriculture	$23	$30
Death Care Management	5,084	4,832
Healthcare	17,365	15,240
Independent Pharmacies	43,185	41,588
Registered Investment Advisors	21,649	18,358
Veterinary Industry	22,385	21,579
Other Industries	7,251	3,230
Total	116,942	104,857
Construction & Development
Agriculture	12,420	11,351
Death Care Management	726	769
Healthcare	8,051	7,231
Independent Pharmacies	279	101
Registered Investment Advisors	286	378
Veterinary Industry	3,646	3,834
Other Industries	1,966	658
Total	27,374	24,322
Owner Occupied Commercial Real Estate
Agriculture	1,929	1,863
Death Care Management	22,318	20,327
Healthcare	44,286	37,684
Independent Pharmacies	7,285	7,298
Registered Investment Advisors	3,035	2,808
Veterinary Industry	61,744	59,999
Other Industries	5,338	4,752
Total	145,935	134,731
Commercial Land
Agriculture	23,081	16,036
Total	23,081	16,036
Total Loans[1]	313,332	279,946
Net Deferred Costs	3,330	3,056
Discount on SBA 7(a) Unguaranteed[2]	(3,029)	(3,033)
Loans, Net of Unearned	$313,633	$279,969

1	Total loans include $24.6 million and $17.2 million of U.S. government guaranteed loans as of March 31, 2016 and December 31, 2015, respectively.

2
The Company measures the carrying value of the retained portion of loans sold at fair value under ASC Subtopic 825-10. The value of these retained loan balances is discounted based on the estimates derived from comparable unguaranteed loan sales.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Credit Risk Profile
The Bank uses internal loan reviews to assess the performance of individual loans by industry segment. An independent review of the loan portfolio is performed annually by an external firm. The goal of the Bank’s annual review of select borrowers' financial performance is to validate the adequacy of the risk grade assigned.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables summarize the risk grades of each category:

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
March 31, 2016
Commercial & Industrial
Agriculture	$23	$—	$—	$23
Death Care Management	4,971	104	9	5,084
Healthcare	8,187	3,480	5,698	17,365
Independent Pharmacies	38,239	3,328	1,618	43,185
Registered Investment Advisors	20,545	721	383	21,649
Veterinary Industry	17,839	2,066	2,480	22,385
Other Industries	7,251	—	—	7,251
Total	97,055	9,699	10,188	116,942
Construction & Development
Agriculture	11,515	905	—	12,420
Death Care Management	726	—	—	726
Healthcare	8,051	—	—	8,051
Independent Pharmacies	279	—	—	279
Registered Investment Advisors	286	—	—	286
Veterinary Industry	2,453	1,193	—	3,646
Other Industries	1,966	—	—	1,966
Total	25,276	2,098	—	27,374
Owner Occupied Commercial Real Estate
Agriculture	1,929	—	—	1,929
Death Care Management	18,639	2,094	1,585	22,318
Healthcare	40,527	3,032	727	44,286
Independent Pharmacies	6,206	1,079	—	7,285
Registered Investment Advisors	3,035	—	—	3,035
Veterinary Industry	46,570	4,304	10,870	61,744
Other Industries	5,338	—	—	5,338
Total	122,244	10,509	13,182	145,935
Commercial Land
Agriculture	22,362	—	719	23,081
Total	22,362	—	719	23,081
Total[1]	$266,937	$22,306	$24,089	$313,332

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
December 31, 2015
Commercial & Industrial
Agriculture	$30	$—	$—	$30
Death Care Management	4,728	104	—	4,832
Healthcare	8,334	2,160	4,746	15,240
Independent Pharmacies	36,704	3,430	1,454	41,588
Registered Investment Advisors	17,508	850	—	18,358
Veterinary Industry	16,800	1,817	2,962	21,579
Other Industries	3,089	141	—	3,230
Total	87,193	8,502	9,162	104,857
Construction & Development
Agriculture	11,194	157	—	11,351
Death Care Management	769	—	—	769
Healthcare	7,231	—	—	7,231
Independent Pharmacies	101	—	—	101
Registered Investment Advisors	378	—	—	378
Veterinary Industry	2,581	1,253	—	3,834
Other Industries	658	—	—	658
Total	22,912	1,410	—	24,322
Owner Occupied Commercial Real Estate
Agriculture	1,863	—	—	1,863
Death Care Management	18,223	425	1,679	20,327
Healthcare	33,529	2,930	1,225	37,684
Independent Pharmacies	6,210	1,088	—	7,298
Registered Investment Advisors	2,808	—	—	2,808
Veterinary Industry	45,453	3,171	11,375	59,999
Other Industries	4,752	—	—	4,752
Total	112,838	7,614	14,279	134,731
Commercial Land
Agriculture	16,036	—	—	16,036
Total	16,036	—	—	16,036
Total[1]	$238,979	$17,526	$23,441	$279,946

1
Total loans include $24.6 million of U.S. government guaranteed loans as of March 31, 2016, segregated by risk grade as follows: Risk Grades 1 – 4 = $5.9 million, Risk Grade 5 = $3.7 million, Risk Grades 6 – 8 = $15.0 million. As of December 31, 2015, total loans include $17.2 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $0, Risk Grade 5 = $2.6 million, Risk Grades 6 – 8 = $14.6 million.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Past Due Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans less than 30 days past due and accruing are included within current loans shown below. The following tables show an age analysis of past due loans as of the dates presented.

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
March 31, 2016
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$23	$23	$—
Death Care Management	—	—	—	—	—	5,084	5,084	—
Healthcare	78	188	911	3,222	4,399	12,966	17,365	—
Independent Pharmacies	302	589	270	—	1,161	42,024	43,185	—
Registered Investment Advisors	—	—	—	—	—	21,649	21,649	—
Veterinary Industry	201	—	607	885	1,693	20,692	22,385	—
Other Industries	—	—	—	—	—	7,251	7,251	—
Total	581	777	1,788	4,107	7,253	109,689	116,942	—
Construction & Development
Agriculture	—	—	—	—	—	12,420	12,420	—
Death Care Management	—	—	—	—	—	726	726	—
Healthcare	—	—	—	—	—	8,051	8,051	—
Independent Pharmacies	—	—	—	—	—	279	279	—
Registered Investment Advisors	—	—	—	—	—	286	286	—
Veterinary Industry	—	—	—	—	—	3,646	3,646	—
Other Industries	—	—	—	—	—	1,966	1,966	—
Total	—	—	—	—	—	27,374	27,374	—
Owner Occupied Commercial Real Estate
Agriculture	—	—	—	—	—	1,929	1,929	—
Death Care Management	1,423	222	—	—	1,645	20,673	22,318	—
Healthcare	357	258	133	93	841	43,445	44,286	—
Independent Pharmacies	—	—	—	—	—	7,285	7,285	—
Registered Investment Advisors	—	—	—	—	—	3,035	3,035	—
Veterinary Industry	1,363	5,038	908	3,357	10,666	51,078	61,744	—
Other Industries	—	—	—	—	—	5,338	5,338	—
Total	3,143	5,518	1,041	3,450	13,152	132,783	145,935	—
Commercial Land
Agriculture	719	—	—	—	719	22,362	23,081	—
Total	719	—	—	—	719	22,362	23,081	—
Total[1]	$4,443	$6,295	$2,829	$7,557	$21,124	$292,208	$313,332	$—

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
December 31, 2015
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$30	$30	$—
Death Care Management	—	—	—	—	—	4,832	4,832	—
Healthcare	—	1,854	30	2,337	4,221	11,019	15,240	—
Independent Pharmacies	314	603	—	—	917	40,671	41,588	—
Registered Investment Advisors	—	—	—	—	—	18,358	18,358	—
Veterinary Industry	208	466	1,131	394	2,199	19,380	21,579	—
Other Industries	—	—	—	—	—	3,230	3,230	—
Total	522	2,923	1,161	2,731	7,337	97,520	104,857	—
Construction & Development
Agriculture	—	—	—	—	—	11,351	11,351	—
Death Care Management	—	—	—	—	—	769	769	—
Healthcare	—	—	—	—	—	7,231	7,231	—
Independent Pharmacies	—	—	—	—	—	101	101	—
Registered Investment Advisors	—	—	—	—	—	378	378	—
Veterinary Industry	—	—	—	—	—	3,834	3,834	—
Other Industries	—	—	—	—	—	658	658	—
Total	—	—	—	—	—	24,322	24,322	—
Owner Occupied Commercial Real Estate
Agriculture	—	—	—	—	—	1,863	1,863	—
Death Care Management	1,456	223	—	—	1,679	18,648	20,327	—
Healthcare	—	240	135	831	1,206	36,478	37,684	—
Independent Pharmacies	—	—	—	—	—	7,298	7,298	—
Registered Investment Advisors	—	—	—	—	—	2,808	2,808	—
Veterinary Industry	311	5,079	2,048	3,172	10,610	49,389	59,999	—
Other Industries	—	—	—	—	—	4,752	4,752	—
Total	1,767	5,542	2,183	4,003	13,495	121,236	134,731	—
Commercial Land
Agriculture	—	—	—	—	—	16,036	16,036	—
Total	—	—	—	—	—	16,036	16,036	—
Total[1]	$2,289	$8,465	$3,344	$6,734	$20,832	$259,114	$279,946	$—

1
Total loans include $24.6 million of U.S. government guaranteed loans as of March 31, 2016, of which $6.6 million is greater than 90 days past due, $5.0 million is 30-89 days past due and $13.0 million is included in current loans as presented above. As of December 31, 2015, total loans include $17.2 million of U.S. government guaranteed loans, of which $5.9 million is greater than 90 days past due, $6.7 million is 30-89 days past due and $4.6 million is included in current loans as presented above.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Nonaccrual Loans
Loans that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans had been accrued in accordance with the original terms, interest income would have increased by approximately $199 thousand and $77 thousand for the three months ended March 31, 2016 and 2015, respectively. All nonaccrual loans are included in the held for investment portfolio.
Nonaccrual loans as of March 31, 2016 and December 31, 2015 are as follows:

March 31, 2016	Loan Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$4,211	$3,788	$423
Independent Pharmacies	572	565	7
Veterinary Industry	1,693	1,542	151
Total	6,476	5,895	581
Owner Occupied Commercial Real Estate
Death Care Management	1,423	1,264	159
Healthcare	583	321	262
Veterinary Industry	5,628	4,388	1,240
Total	7,634	5,973	1,661
Commercial Land
Agriculture	719	540	179
Total	719	540	179
Total	$14,829	$12,408	$2,421

December 31, 2015	Loan Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$2,367	$2,188	$179
Independent Pharmacies	314	308	6
Veterinary Industry	1,733	1,572	161
Total	4,414	4,068	346
Owner Occupied Commercial Real Estate
Death Care Management	1,456	1,290	166
Healthcare	966	798	168
Veterinary Industry	5,531	4,174	1,357
Total	7,953	6,262	1,691
Total	$12,367	$10,330	$2,037

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

•	The Present Value of Future Cash Flows method takes into account the amount and timing of cash flows and the effective interest rate used to discount the cash flows.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment allowance for the periods presented:

Three months ended:	Construction & Development	Owner Occupied Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
March 31, 2016
Beginning Balance	$1,064	$2,486	$2,766	$1,099	$7,415
Charge offs	—	(7)	(268)	—	(275)
Recoveries	—	—	43	—	43
Provision	99	96	804	434	1,433
Ending Balance	$1,163	$2,575	$3,345	$1,533	$8,616
March 31, 2015
Beginning Balance	$586	$2,291	$1,369	$161	$4,407
Charge offs	—	(79)	(172)	—	(251)
Recoveries	—	1	—	—	1
Provision	169	(151)	866	193	1,077
Ending Balance	$755	$2,062	$2,063	$354	$5,234
The following tables detail the recorded allowance for loan losses and the investment in loans related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

March 31, 2016	Construction & Development	Owner Occupied Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan Losses:
Loans individually evaluated for impairment	$—	$1,104	$961	$82	$2,147
Loans collectively evaluated for impairment[2]	1,163	1,471	2,384	1,451	6,469
Total allowance for loan losses	$1,163	$2,575	$3,345	$1,533	$8,616
Loans receivable[1]:
Loans individually evaluated for impairment	$—	$11,655	$4,843	$713	$17,211
Loans collectively evaluated for impairment[2]	27,374	134,280	112,099	22,368	296,121
Total loans receivable	$27,374	$145,935	$116,942	$23,081	$313,332

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

December 31, 2015	Construction & Development	Owner Occupied Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan Losses:
Loans individually evaluated for impairment	$—	$1,090	$672	$—	$1,762
Loans collectively evaluated for impairment[2]	1,064	1,396	2,094	1,099	5,653
Total allowance for loan losses	$1,064	$2,486	$2,766	$1,099	$7,415
Loans Receivable[1]:
Loans individually evaluated for impairment	$—	$9,821	$3,226	$—	$13,047
Loans collectively evaluated for impairment[2]	24,322	124,910	101,631	16,036	266,899
Total loans receivable	$24,322	$134,731	$104,857	$16,036	$279,946

1
Loans receivable includes $24.6 million of U.S. government guaranteed loans as of March 31, 2016, of which $15.4 million are impaired. As of December 31, 2015, loans receivable includes $17.2 million of U.S. government guaranteed loans, of which $14.1 million are considered impaired.

2
Included in loans collectively evaluated for impairment are impaired loans with individual unguaranteed exposure of less than $100 thousand. As of March 31, 2016, these balances totaled $9.3 million, of which $7.4 million are guaranteed by the U.S. government and $1.9 million are unguaranteed. As of December 31, 2015, these balances totaled $8.6 million, of which $7.5 million are guaranteed by the U.S. government and $1.1 million are unguaranteed. The allowance for loan losses associated with these loans totaled $602 thousand and $352 thousand as of March 31, 2016 and December 31, 2015, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans classified as impaired as of the dates presented are summarized in the following tables.

March 31, 2016	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$9	$—	$9
Healthcare	5,697	3,788	1,909
Independent Pharmacies	1,960	886	1,074
Registered Investment Advisors	385	—	385
Veterinary Industry	2,793	2,002	791
Total	10,844	6,676	4,168
Owner Occupied Commercial Real Estate
Death Care Management	1,583	1,264	319
Healthcare	1,062	321	741
Veterinary Industry	12,273	6,551	5,722
Total	14,918	8,136	6,782
Commercial Land
Agriculture	713	539	174
Total	713	539	174
Total	$26,475	$15,351	$11,124

December 31, 2015	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$4,442	$3,341	$1,101
Independent Pharmacies	1,546	637	909
Veterinary Industry	2,256	1,731	525
Total	8,244	5,709	2,535
Owner Occupied Commercial Real Estate
Death Care Management	1,454	1,290	164
Healthcare	965	799	166
Veterinary Industry	11,003	6,349	4,654
Total	13,422	8,438	4,984
Total	$21,666	$14,147	$7,519

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents evaluated balances of loans classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan fees or costs.

	March 31, 2016
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Death Care Management	$9	$—	$9	$9	$3
Healthcare	5,501	196	5,697	6,160	635
Independent Pharmacies	1,616	344	1,960	2,057	311
Registered Investment Advisors	—	385	385	383	—
Veterinary Industry	2,793	—	2,793	3,207	365
Total	9,919	925	10,844	11,816	1,314
Owner Occupied Commercial Real Estate
Death Care Management	1,583	—	1,583	1,720	55
Healthcare	931	131	1,062	1,062	111
Veterinary Industry	10,009	2,264	12,273	12,995	1,187
Total	12,523	2,395	14,918	15,777	1,353
Commercial Land
Agriculture	713	—	713	719	82
Total	713	—	713	719	82
Total Impaired Loans	$23,155	$3,320	$26,475	$28,312	$2,749

	December 31, 2015
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Healthcare	$4,242	$200	$4,442	$4,742	$478
Independent Pharmacies	1,199	347	1,546	2,041	287
Veterinary Industry	2,051	205	2,256	3,270	138
Total	7,492	752	8,244	10,053	903
Owner Occupied Commercial Real Estate
Death Care Management	1,454	—	1,454	1,591	9
Healthcare	965	—	965	1,096	96
Veterinary Industry	9,265	1,738	11,003	11,856	1,106
Total	11,684	1,738	13,422	14,543	1,211
Total Impaired Loans	$19,176	$2,490	$21,666	$24,596	$2,114

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Three months ended March 31, 2016		Three months ended March 31, 2015
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$9	$—	$—	$—
Healthcare	5,802	79	3,748	23
Independent Pharmacies	1,881	73	1,817	12
Registered Investment Advisors	385	7	—	—
Veterinary Industry	2,814	29	3,804	3
Total	10,891	188	9,369	38
Owner Occupied Commercial Real Estate
Death Care Management	1,594	7	1,532	—
Healthcare	987	19	2,136	—
Veterinary Industry	12,287	211	11,806	39
Other Industries	—	—	283	—
Total	14,868	237	15,757	39
Commercial Land
Agriculture	1,120	—	—	—
Total	1,120	—	—	—
Total	$26,879	$425	$25,126	$77
The following table represent the types of TDRs that were made during the periods presented:

	Three months ended March 31, 2016			Three months ended March 31, 2015
	All Restructurings			All Restructurings
	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
Interest Only
Commercial & Industrial
Healthcare	—	$—	$—	3	$229	$225
Owner Occupied Commercial Real Estate
Healthcare	—	—	—	1	41	40
Total Interest Only	—	—	—	4	270	265
Payment Deferral
Commercial & Industrial
Veterinary Industry	1	420	420	—	—	—
Total Payment Deferral	1	420	420	—	—	—
Total	1	$420	$420	4	$270	$265

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Concessions made to improve a loan’s performance have varying degrees of success. No TDRs that were modified within the twelve months ended March 31, 2016 subsequently defaulted during the three months ended March 31, 2016.
The following table presents loans that were modified as TDRs within the previous twelve months ending March 31, 2015 for which there was a payment default:

	March 31, 2015
	TDR Defaults
	Number of Restructurings	Recorded Investment
Interest Only
Commercial and Industrial:
Healthcare	3	$223
Owner Occupied Commercial Real Estate:
Healthcare	1	40
Veterinary Industry	1	74
Total Interest Only	5	337
Payment Deferral
Owner Occupied Commercial Real Estate:
Deathcare Management	1	1,697
Total Payment Deferral	1	1,697
Total	6	$2,034
Note 6. Servicing Assets
Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of loans serviced for others were $2.05 billion and $1.94 billion at March 31, 2016 and December 31, 2015, respectively.
The following summarizes the activity pertaining to servicing rights:

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$44,230	$34,999
Additions, net	3,715	3,336
Fair value changes:
Due to changes in valuation inputs or assumptions	821	1,406
Decay due to increases in principal paydowns or runoff	(1,389)	(1,284)
Balance at end of period	$47,377	$38,457
The fair value of servicing rights was determined using discount rates ranging from 8.40% to 12.60% on March 31, 2016, and 7.30% to 12.00% on March 31, 2015. The fair value of servicing rights was determined using prepayment speeds ranging from 3.90% to 9.90% on March 31, 2016 and 1.80% to 9.60% on March 31, 2015, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing revenue and revaluation within the consolidated statements of income.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7. Borrowings
Total outstanding long term borrowings consisted of the following:

	March 31, 2016	December 31, 2015
Long term borrowings
On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive main campus with a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main facility location. Payments are interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments beginning in October 2016 will be $146 thousand with all principal and accrued interest due on September 11, 2021. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. The construction line is fully disbursed and there was no remaining available credit on this construction line at March 31, 2016.
	$23,995	$24,000
On September 18, 2014, the Company entered into a note payable revolving line of credit of $8.1 million with an unaffiliated commercial bank, with the first advance of $5 million on December 14, 2014. The note is unsecured and accrues interest at LIBOR plus 3.50% for a term of 36 months. Payments are interest only with all principal and accrued interest due on September 18, 2017. This line of credit was paid in full on July 30, 2015 and there is $8.1 million of available credit remaining at March 31, 2016.	—	—
On February 23, 2015 the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The interest rate at March 31, 2016 is 4.50%. The maturity date is October 5, 2019. The pledged collateral is classified in other assets with a fair value of $4.3 million at March, 31 2016. Underlying loans carry a risk grade of 3 and are current with no delinquencies. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios.
	4,276	4,375
Total long term borrowings	$28,271	$28,375
The Company may purchase federal funds though secured and unsecured federal funds lines of credit with various correspondent banks, which totaled $26.5 million as of March 31, 2016 and December 31, 2015. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of March 31, 2016 or December 31, 2015.
The Company has entered into a repurchase agreement with a third party for $5 million as of March 31, 2016 and December 31, 2015. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of March 31, 2016 and December 31, 2015.
The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $224.9 million and $192.2 million as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, the Company had approximately $101.8 million and $86.7 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of March 31, 2016 or December 31, 2015.

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
Investment Securities: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, discounted cash flow or at net asset value per share. Level 2 securities would include US government agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset backed mutual fund and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.
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
Recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2016	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$22,134	$—	$22,134	$—
Residential mortgage-backed securities	31,553	—	31,553	—
Mutual fund	1,987	—	1,987	—
Servicing assets[1]	47,377	—	—	47,377
Total assets at fair value	$103,051	$—	$55,674	$47,377

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

December 31, 2015	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$22,068	$—	$22,068	$—
Residential mortgage-backed securities	29,758	—	29,758	—
Mutual fund	1,936	—	1,936	—
Servicing assets[1]	44,230	—	—	44,230
Total assets at fair value	$97,992	$—	$53,762	$44,230

1	See Note 6 for a rollforward of recurring Level 3 fair values for servicing assets.
Non-recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

March 31, 2016	Total	Level 1	Level 2	Level 3
Impaired loans	$20,460	$—	$—	$20,460
Foreclosed assets	3,020	—	—	3,020
Total assets at fair value	$23,480	$—	$—	$23,480

December 31, 2015	Total	Level 1	Level 2	Level 3
Impaired loans	$17,084	$—	$—	$17,084
Foreclosed assets	2,666	—	—	2,666
Total assets at fair value	$19,750	$—	$—	$19,750
Level 3 Analysis
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2016 and December 31, 2015 the significant unobservable inputs used in the fair value measurements were as follows:
March 31, 2016

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$20,460	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 29% Weighted average discount rate 5.76%
Foreclosed Assets	$3,020	Discounted appraisals	Appraisal adjustments (1)	10% to 35%
December 31, 2015

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$17,084	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 20% Weighted average discount rate 5.57%
Foreclosed Assets	$2,666	Discounted appraisals	Appraisal adjustments (1)	10% to 20%

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

March 31, 2016	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$226,556	$226,556	$—	$—	$226,556
Certificates of deposit with other banks	9,000	8,995	—	—	8,995
Investment securities, available-for-sale	55,674	—	55,674	—	55,674
Loans held for sale	537,293	—	—	555,691	555,691
Loans, net of allowance for loan losses	305,017	—	—	300,807	300,807
Servicing assets	47,377	—	—	47,377	47,377
Accrued interest receivable	6,066	6,066	—	—	6,066
Financial liabilities
Deposits	1,015,465	—	1,015,324	—	1,015,324
Accrued interest payable	207	207	—	—	207
Long term borrowings	28,271	—	—	30,871	30,871

December 31, 2015	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$102,607	$102,607	$—	$—	$102,607
Certificates of deposit with other banks	10,250	10,176	—	—	10,176
Investment securities, available-for-sale	53,762	—	53,762	—	53,762
Loans held for sale	480,619	—	—	497,868	497,868
Loans, net of allowance for loan losses	272,554	—	—	268,816	268,816
Servicing assets	44,230	—	—	44,230	44,230
Accrued interest receivable	5,556	5,556	—	—	5,556
Financial liabilities
Deposits	804,788	—	792,820	—	792,820
Accrued interest payable	211	211	—	—	211
Long term borrowings	28,375	—	—	30,523	30,523
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

	March 31, 2016	December 31, 2015
Commitments to extend credit	$953,576	$737,572
Plexus Capital - Fund II Investment Commitment	100	100
Plexus Capital - Fund III Investment Commitment	300	300
Five Points Mezzanine Fund III Commitment	1,500	1,500
Total unfunded off-balance sheet credit risk	$955,476	$739,472
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
Concentrations of Credit Risk
Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans and commitments to extend credit have been granted to customers in the independent pharmacy and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $2.0 million, except for six relationships that have a retained unguaranteed exposure of $16.1 million.
The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.
Note 10. Stock Plans
On March 20, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan ("2015 Omnibus Plan") which replaced the previously existing Amended Incentive Stock Option Plan and Nonstatutory Stock Option Plan. The 2015 Omnibus Plan authorized awards covering a maximum of 4,300,000 common voting shares and has an expiration date of March 20, 2025. Options or restricted shares granted under this plan expire no more than 10 years from date of grant. Exercise prices under the plan are set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Options or restricted shares vest over a minimum of three years from the date of the grant.
Stock Options
Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the three months ended March 31, 2016 and 2015, the Company recognized $592 thousand and $118 thousand in compensation expense for stock options, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Stock option activity under the plan during the three month periods ended March 31, 2016 and 2015 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,546,992	$11.17
Exercised	8,203	5.80
Forfeited	12,583	9.24
Granted	139,354	13.59
Outstanding at March 31, 2016	3,665,560	$11.28	8.78 years	$16,655,155
Exercisable at March 31, 2016	327,417	$5.30	7.88 years	$3,176,186

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,737,570	$5.51
Exercised	3,679	4.40
Forfeited	20,823	5.10
Granted	394,753	10.63
Outstanding at March 31, 2015	2,107,821	$6.48	9.19 years	$8,759,162
Exercisable at March 31, 2015	180,509	$3.87	8.54 years	$1,220,457
The following is a summary of non-vested stock option activity for the Company for the three months ended March 31, 2016 and 2015.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	3,393,441	$4.56
Granted	139,354	6.37
Vested	182,069	1.19
Forfeited	12,583	3.10
Non-vested at March 31, 2016	3,338,143	$4.82

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	1,704,230	$1.18
Granted	394,753	3.87
Vested	150,848	0.58
Forfeited	20,823	0.95
Non-vested at March 31, 2015	1,927,312	$1.79
The total intrinsic value of options exercised at March 31, 2016 and 2015 was $70 thousand and $23 thousand, respectively.
At March 31, 2016, unrecognized compensation costs relating to stock options amounted to $14.5 million which will be recognized over a weighted average period of 3.82 years.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Weighted average assumptions used for options granted during 2016 were as follows: risk free rate of 1.54%, dividend yield of 0.05%, volatility of 44.20% and average life of 7 years.
Restricted Stock
Restricted stock activity under the plan during the first three months of 2016 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	64,271	$16.17
Granted	—	—
Vested	2,798	10.63
Forfeited	—	—
Non-vested at March 31, 2016	61,473	$16.42
For the three months ended March 31, 2016 and 2015, the Company recognized $67 thousand and $8 thousand in compensation expense for restricted stock, respectively.
At March 31, 2016, unrecognized compensation costs relating to restricted stock amounted to $824 thousand which will be recognized over a weighted average period of 1.54 years.
The fair value of each restricted stock unit is based on the market value of the Company’s stock on the date of the grant.
Stock Awards
On March 23, 2016 the 162(m) Subcommittee of the Compensation Committee of the Board of Directors of the Company approved restricted stock unit ("RSU") awards. The vesting of these awards is subject to the approval by the Company’s shareholders of certain amendments to the Company’s 2015 Omnibus Plan, including an increase in the number of shares authorized under the 2015 Omnibus Plan. These items for shareholder approval will be submitted for a vote at the annual meeting of shareholders scheduled for May 24, 2016. In the event that such amendments are not approved by the shareholders, then the RSUs will be canceled. Accordingly, the grant date of these RSU awards will not occur until requisite shareholder approval is received. As such, expense related to these awards will not be measurable for recognition unless and until approval occurs. The terms of these RSU awards are discussed in more detail below.
RSU awards: Recipients are entitled to receive 507,500 shares of the Company’s voting common stock upon vesting of the RSUs. The vesting of the RSUs is subject to the Company achieving total revenue of at least $100 million for fiscal year 2016. A subcommittee of the Compensation Committee will, promptly following the conclusion of fiscal year 2016 and no later than April 30, 2017, certify in writing whether the performance criteria has been achieved. In the event the Company does not meet this performance criteria, all of the RSUs will be forfeited. If employment terminates for any reason (other than death or Disability, as such term is defined in the Plan) before the RSUs vest, all of the RSUs will be forfeited. Shares delivered under the award will be subject to clawback in the event of voluntary termination of employment before December 31, 2020.
RSU awards with market price condition: Recipients are entitled to receive 850,000 shares of the Company’s voting common stock upon vesting of the RSUs. The vesting of the RSUs under this award is subject to the Company achieving total revenue of at least $100 million for fiscal year 2016. In addition, in order for the RSUs to vest, the Company’s voting common stock must attain a closing price equal to or greater than $34.00 per share for at least twenty (20) consecutive trading days at any time prior to March 23, 2023. In the event of a Corporate Transaction (as such term is defined in the Plan) or the termination of employment due to death or Disability, in each case prior to March 23, 2023, a portion of the RSUs are eligible for vesting if the applicable modified stock price is achieved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the financial condition and results of operations of Live Oak Bancshares, Inc. (the “Company” or “LOB”). This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Annual Report"). Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains statements that management believes are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” "will," “may,” “should,” “could,” “would,” "continues," “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this quarterly report on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements management may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to the Company at the time. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this quarterly report on Form 10-Q are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of the Company’s future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. These risks, uncertainties and assumptions include, without limitation:

•
deterioration in the financial condition of borrowers resulting in significant increases in the Company’s loan losses and provisions for those losses and other adverse impacts to results of operations and financial condition;

•
changes in Small Business Administration ("SBA") rules, regulations and loan products, including specifically the Section 7(a) program, changes in SBA standard operating procedures or changes to the Bank's status as an SBA Preferred Lender;

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

•
changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts operations, including reductions in rates of business formation and growth, demand for the Company’s products and services, commercial and residential real estate development and prices, premiums paid in the secondary market for the sale of loans, and valuation of servicing rights;

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

•	other risk factors listed from time to time in reports that the Company files with the SEC, including in the Company’s 2015 Annual Report; and

•	the success at managing the risks involved in the foregoing.
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
Amounts in all tables in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been presented in thousands, except percentage, time period, stock option, share and per share data or where otherwise indicated.
Nature of Operations
LOB is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was established in May 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending services to small businesses nationwide in targeted industries. The Bank identifies and grows within selected industry sectors, or verticals, by leveraging expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the SBA under the 7(a) program. In 2010, the Bank formed Live Oak Number One, Inc., a wholly-owned subsidiary, to hold properties foreclosed on by the Bank.
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
The Company generates revenue primarily from the sale of SBA-guaranteed loans and net interest income. Income from the sale of loans is comprised of loan servicing revenue and related revaluation of the servicing rights asset and net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.
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
The Company expects to originate between $1.35 billion and $1.40 billion in loans in 2016, with approximately 40% of those loans fully funded at closing.

Results of Operations
Performance Summary
Three months ended March 31, 2016 compared with three months ended March 31, 2015
For the three months ended March 31, 2016, the Company reported net income of $4.7 million, or $0.13 per diluted share, as compared to $8.1 million, or $0.27 per diluted share, for the three months ended March 31, 2015. This decrease in net income is primarily due to the following items:

•	Decrease in noninterest income related to a first quarter 2015 one-time gain of $3.8 million related to the sale of an investment in nCino, Inc. ("nCino"); and

•
Increase in salaries and employee benefits, travel and occupancy expenses of $5.7 million, or 55.5%, arising primarily from increased investments in human capital and infrastructure to support growing loan production from new and existing verticals as well as development of a new small-loan and deposit platform.

Partially offsetting the above items was a 72.3% increase in net interest income of $3.7 million combined with higher levels of net gains on sales of loans of $964 thousand, or 6.2%, and an increase in loan servicing revenue and revaluation of $652 thousand, or 15.9%.
Net Interest Income and Margin
Net interest income represents the difference between the income that the Company earns on interest-earning assets and the cost of interest-bearing liabilities. The Company’s net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates that the Company earns or pays on them. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.” As a bank without a branch network, the Bank gathers deposits over the Internet and in the community in which it is headquartered. Due to the nature of a branchless bank and the relatively low overhead required for deposit gathering, the rates that the Bank offers are generally above the industry average.
Three months ended March 31, 2016 compared with three months ended March 31, 2015
For the three months ended March 31, 2016, net interest income increased $3.7 million, or 72.3%, to $8.7 million compared to the three months ended March 31, 2015. This increase was due to growth in average interest earning assets and an increased yield on interest earning assets outpacing the change in the cost of interest bearing liabilities. Average interest earning assets increased by $303.6 million, or 44.0%, to $993.0 million for the three months ended March 31, 2016, compared to $689.4 million for the three months ended March 31, 2015, while the yield on average interest earning assets increased by fifty basis points to 4.60%. The cost of funds on interest bearing liabilities for the three months ended March 31, 2016 increased slightly by three basis points to 1.21%, and the average balance in interest bearing liabilities increased by $227.3 million, or 34.4%, over the same period. This increase in the cost of funds was driven by $252.0 million in additional interest bearing deposits during the first three months of 2016, following a successful deposit gathering campaign. As indicated in the rate/volume table below, the slight increase in the cost of funds was outpaced by the effects of the increased volume of interest earning assets along with increased yields, resulting in increased interest income of $4.4 million and increased interest expense of $768 thousand for the three months ended March 31, 2016 compared to the first quarter of 2015. For the three months ended March 31, 2016 compared to the three months ended March 31, 2015, net interest margin increased from 2.97% to 3.52% due to the aforementioned effects.

Average Balances and Yields. The following table presents information regarding average balances for assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amount of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented and annualizing that result. Loan fees are included in interest income on loans.

	Three months ended March 31,
	2016			2015
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$113,304	$138	0.49%	$82,036	$66	0.33%
Investment securities	53,935	251	1.87	58,910	176	1.21%
Loans held for sale	520,538	6,992	5.39	336,520	4,173	5.03
Loans held for investment	305,206	4,013	5.27	211,944	2,557	4.89
Total interest earning assets	992,983	11,394	4.60	689,410	6,972	4.10
Less: Allowance for loan losses	(7,379)			(4,403)
Non-interest earning assets	140,097			93,816
Total assets	$1,125,701			$778,823

Interest bearing liabilities:
Money market accounts	$387,209	$722	0.75%	$310,992	$596	0.78%
Certificates of deposit	472,942	1,722	1.46	297,153	880	1.20
Total deposits	860,151	2,444	1.14	608,145	1,476	0.98
Small business lending fund	—	—	—	6,800	25	1.50
Other borrowings	28,593	241	3.38	46,510	416	3.63
Total interest bearing liabilities	888,744	2,685	1.21	661,455	1,917	1.18
Non-interest bearing deposits	17,872			13,415
Non-interest bearing liabilities	18,994			12,662
Shareholders' equity	200,058			91,316
Noncontrolling interest	33			(25)
Total liabilities and shareholders' equity	$1,125,701			$778,823

Net interest income and interest rate spread		$8,709	3.39%		$5,055	2.92%

Net interest margin			3.52			2.97

Ratio of average interest-earning assets to average interest-bearing liabilities			111.73%			104.23%

(1)	Average loan balances include non-accruing loans.

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

	Three months ended March 31,
	2016 vs. 2015
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$40	$32	$72
Investment securities	94	(19)	75
Loans held for sale	442	2,377	2,819
Loans held for investment	280	1,176	1,456
Total interest income	856	3,566	4,422
Interest expense:
Money market accounts	(18)	144	126
Certificates of deposit	262	580	842
Small business lending fund	—	(25)	(25)
Other borrowings	(19)	(156)	(175)
Total interest expense	225	543	768
Net interest income	$631	$3,023	$3,654
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
For the three months ended March 31, 2016, the provision for loan losses was $1.4 million, an increase of $356 thousand, or 33.1%, compared to the same period in 2015. This increase in provision for loan losses was principally due to growth in new lending verticals with higher loss factors due to the Company’s lack of historical loss experience in those industries.
Net charge-offs were $232 thousand, or 0.30% of average loans held for investment, for the three months ended March 31, 2016, compared to net charge-offs of $250 thousand, or 0.47%, for the three months ended March 31, 2015. In addition, at March 31, 2016, nonperforming loans not guaranteed by the SBA totaled $2.4 million, which was 0.8% of the held-for-investment loan portfolio compared to $2.9 million, or 1.3%, of loans held for investment at March 31, 2015.
Noninterest Income
Noninterest income is principally comprised of net gains from the sale of SBA-guaranteed loans along with loan servicing revenue and revaluation. Revenue from the sale of loans depends upon the volume and rates of underlying loans as well as the cost and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Other less common elements of noninterest income include nonrecurring gains and losses on investments.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Noninterest income
Loan servicing revenue	$4,784	$3,593	$1,191	33.15%
Loan servicing revaluation	(26)	513	(539)	(105.07)
Net gains on sales of loans	16,425	15,461	964	6.24
Gain of sale of investment in non-consolidated affiliate	—	3,782	(3,782)	(100.00)
Equity in loss of non-consolidated affiliates	—	(26)	26	100.00
Construction supervision fee income	630	216	414	191.67
Other noninterest income	619	516	103	19.96
Total noninterest income	$22,432	$24,055	$(1,623)	(6.75)%
For the three months ended March 31, 2016, noninterest income decreased by $1.6 million, or 6.8%, compared to the three months ended March 31, 2015. Increases in the serviced loan portfolio and the volume of loans sold in the secondary market, the core components of the Company’s business, combined to generate $1.2 million of increased servicing revenue and $964 thousand of increased net gains on sale of loans. There was also a $414 thousand increase in additional fees earned for monitoring higher levels of multi-advance loans in the first quarter of 2016. Contributing to the overall decline in noninterest income from the same period a year ago was a first quarter 2015 one-time gain of $3.8 million related to the sale of an investment in nCino combined with an increase in the downward adjustment in the valuation of servicing rights of $539 thousand compared to the same period in 2015.
The following table reflects loan production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three Months Ended March 31,		For years ended December 31,
	2016	2015	2015	2014	2013	2012
Amount of loans originated	$284,530	$248,058	$1,158,640	$848,090	$498,752	$413,763
SBA-guaranteed portions of loans sold	155,643	137,047	640,886	433,912	339,342	276,676
Outstanding balance of guaranteed loans sold (1)	1,894,428	1,403,968	1,779,989	1,302,828	1,005,764	767,721

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for all loans that the Bank originates, including loans sold, are retained by the Bank. In exchange for continuing to service loans that are sold, the Bank receives fee income represented in loan servicing revenue equivalent to one percent of the outstanding balance of the loans sold. In addition, the cost of servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For the three months ended March 31, 2016, loan servicing revenue increased $1.2 million, or 33.2%, compared to the three months ended March 31, 2015, as a result of an increase in the average outstanding balance of guaranteed loans sold. At March 31, 2016, the outstanding balance of guaranteed loans sold in the secondary market was $1.89 billion, with a weighted average servicing rate of 1.06%. At March 31, 2015, the outstanding balance of guaranteed loans sold was $1.40 billion, with a weighted average servicing rate of 1.10%. Prior to January 2010, the Company sold loans for servicing in excess of 1.0%. As loans sold for servicing fee rates in excess of 1.0% prior to fiscal year 2010 amortize, the Company expects that the weighted average servicing rate will approach and stabilize at approximately 1.0%.

Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended March 31, 2016, there was a net negative loan servicing revaluation adjustment of $26 thousand compared to a net positive revaluation adjustment of $513 thousand during the three months ended March 31, 2015. The decline in service valuation for the three-month period ended March 31, 2016, compared to the same period ended March 31, 2015, was primarily due to an increase in the amortization rate of the serviced portfolio and a decline in the premium market.
Net Gains on Sale of Loans: For the three months ended March 31, 2016, net gains on sales of loans increased $964 thousand, or 6.2%, compared to the three months ended March 31, 2015 primarily due to an increase in the volume of guaranteed loans sold. For the three months ended March 31, 2016, the volume of guaranteed loans sold increased $18.6 million, or 13.6%, to $155.6 million from $137.0 million for the three months ended March 31, 2015. The premium market had a negative impact on the net gain on sale of loans. The average net gain on sale for the three months ended March 31, 2016, was somewhat lower at $106 thousand of revenue for each $1 million in loans sold, compared to $113 thousand of revenue for each $1 million sold for the three months ended March 31, 2015.
Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2015/2016 Increase (Decrease)
	2016	2015	Amount	Percent
Noninterest expense
Salaries and employee benefits	$12,993	$8,355	$4,638	55.51%
Non-staff expenses:
Travel expense	1,846	1,476	370	25.07
Professional services expense	528	850	(322)	(37.88)
Advertising and marketing expense	963	1,008	(45)	(4.46)
Occupancy expense	1,193	481	712	148.02
Data processing expense	1,208	893	315	35.27
Equipment expense	551	443	108	24.38
Other loan origination and maintenance expense	574	477	97	20.34
Other expense	1,855	719	1,136	158.00
Total non-staff expenses	8,718	6,347	2,371	37.36
Total noninterest expense	$21,711	$14,702	$7,009	47.67%
Total noninterest expense for the three months ended March 31, 2016 increased $7.0 million, or 47.7%, compared to the same period in 2015. The increase in noninterest expense was predominately impacted by increased personnel, travel, occupancy and other expenses. Other expenses is comprised of various expense categories that are predominantly driven by the growth of the Bank. Changes in various components of noninterest expense are discussed below.
Salaries and employee benefits: Total personnel expense for the three months ended March 31, 2016 increased by $4.6 million, or 55.5%, compared to the same period in 2015. This increase primarily resulted from further investment in human capital to support the growing loan production from new and existing verticals as well as development of a new small-loan and deposit platform. Full-time equivalent employees increased from 246 at March 31, 2015 to 381 at March 31, 2016, further supporting the increase in personnel expense. Salaries and employee benefits expense included $659 thousand and $126 thousand of stock based compensation in the first quarter of 2016 and 2015, respectively. Expenses related to the employee stock purchase program, stock grants, stock options, stock option compensation and restricted stock expense are all considered stock based compensation.
In March 2016, the 162(m) Subcommittee of the Compensation Committee of the Board of Directors of the Company approved restricted stock unit ("RSU") awards covering a total of 1,357,500 shares of the Company's voting common stock; comprised of 507,500 shares related to RSU awards and 850,000 shares related to RSU awards with a market price condition of $34 per share. The vesting of the awards is subject to the approval by the Company's shareholders of certain amendments to the Company's 2015 Omnibus Plan, including an increase in the number of shares authorized under the 2015 Omnibus Plan. The grant date of these awards will not occur until requisite shareholder approval is received. As such, expense related to these awards will not be measurable for recognition unless and until approval occurs. See Note 10 - Stock Plans for more information. If the amendments to the 2015 Omnibus Plan are approved at the annual meeting of shareholders and other vesting conditions are satisfied, the Company expects (i) the 507,500 shares under the aforementioned RSU awards to vest at the end of 2016, (ii) the expense associated with these awards to be recognized during the remainder of fiscal year 2016 and (iii) the total amount of such expense to be equal to the closing price on the date of shareholder approval of one share of the Company's voting common stock times 507,500 shares.
Travel expense: For the three months ended March 31, 2016, total travel expenses increased by $370 thousand, or 25.1%, compared to the same period in 2015. Travel costs are an inherent function of the Company’s business strategy because the Company does not maintain branch locations across its national footprint. The increase in travel-related expenses was primarily driven by growing loan production (up $36.5 million, or 14.7%, for the three months ended March 31, 2016 compared to the same period in 2015). Travel costs also increased due to the Company’s customer relationship management strategy via the Company’s business advisory group, or BAG, as a result of servicing a $2.94 billion loan portfolio as of March 31, 2016. Travel expense represented 8.5% of total noninterest expense for the three month period ended March 31, 2016.
Professional service expense: For the three months ended March 31, 2016, the total cost of professional services decreased by $322 thousand, or 37.9%, compared to the same period in 2015. The decrease is primarily attributable to a shift in internal audit service providers in early 2015 combined with hiring an internal general counsel in the latter part of 2015.
Occupancy expense: For the three months ended March 31, 2016, total occupancy costs increased $712 thousand, or 148.0%, compared to the same period in 2015. The primary driver of the increase in occupancy expense was increased levels of personnel who support loan production and portfolio service along with related infrastructure.
Data processing expense: For the three months ended March 31, 2016, the total costs associated with data processing and development increased $315 thousand, or 35.3%, compared to the same periods in 2015. This increase was principally due to the increased levels of activity in the core system from the substantial growth in loan originations, software and applications to operate and expand the Company's digital platform.
Income Tax Expense
The effective tax rates for the three months ended March 31, 2016 and 2015 were 41.4% and 39.6%, respectively. The effective tax rate for the three months ended March 31, 2016, was higher than the corresponding period in 2015 principally due to higher levels of nondeductible incentive stock option expense in 2016.
Discussion and Analysis of Financial Condition
March 31, 2016 vs. December 31, 2015
Total assets at March 31, 2016 were $1.27 billion, an increase of $215.9 million, or 20.5%, compared to total assets of $1.05 billion at December 31, 2015. The growth in total assets was principally driven by the following:

•	Increased levels of deposits of $210.7 million, arising from a successful deposit gathering campaign; and

•	Growth in loan originations combined with longer retention times of loans held for sale, comprised largely of loans to newer verticals which require a period of loan advances prior to being sold.
Cash and cash equivalents were $226.6 million at March 31, 2016, an increase of $123.9 million, or 120.8%, compared to $102.6 million at December 31, 2015, primarily as a result of increases in the deposit portfolio.
Total investment securities increased $1.9 million during the first three months of 2016, from $53.8 million at December 31, 2015, to $55.7 million at March 31, 2016, an increase of 3.6%. The portfolio is comprised of US government agency securities, residential mortgage-backed securities and a mutual fund.
Loans held for sale increased $56.7 million, or 11.8%, during the first three months of 2016, from $480.6 million at December 31, 2015, to $537.3 million at March 31, 2016. The increase was primarily the result of new loan originations combined with the general lengthening of time to sell loans in the portfolio due to originations of multi-advance loans in newer verticals.
Loans held for investment increased $33.7 million, or 12.0%, during the first three months of 2016, from $280.0 million at December 31, 2015, to $313.6 million at March 31, 2016. The increase was primarily the result of new loan originations.
Servicing assets increased $3.1 million, or 7.1%, during the first three months of 2016, from $44.2 million at December 31, 2015, to $47.4 million at March 31, 2016. The increase in servicing assets is primarily the result of loan sales during the first quarter of 2016 significantly outpacing the amortization of the existing serviced portfolio.

Total deposits were $1.02 billion at March 31, 2016, an increase of $210.7 million, or 26.2%, from $804.8 million at December 31, 2015. The increase in deposits was driven by execution of a deposit gathering campaign to support the growth in loan originations.
Shareholders’ equity at March 31, 2016 was $204.4 million as compared to $199.5 million at December 31, 2015. The book value per share was $5.98 at March 31, 2016 and average equity to average assets was 17.8% for the three months ended March 31, 2016, compared to a book value per share of $5.84 at December 31, 2015 and average equity to average assets of 15.5% for the year ended December 31, 2015. The change in shareholders’ equity principally represents net income to common shareholders for the three months ended March 31, 2016 of $4.7 million combined with stock based compensation expense of $659 thousand partially offset by $684 thousand in dividends.
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
The following table provides information with respect to nonperforming assets and troubled debt restructurings at the dates indicated.

	March 31, 2016	December 31, 2015
Nonperforming assets:
Total nonperforming loans (all on nonaccrual)	$14,829	$12,367
Total accruing loans past due 90 days or more	—	—
Foreclosed assets	3,020	2,666
Total troubled debt restructurings	11,260	11,021
Less nonaccrual troubled debt restructurings	(8,612)	(8,814)
Total performing troubled debt restructurings	2,648	2,207
Total nonperforming assets and troubled debt restructurings	$20,497	$17,240
Total nonperforming loans to total loans held for investment	4.73%	4.42%
Total nonperforming loans to total assets	1.17%	1.17%
Total nonperforming assets and troubled debt restructurings to total assets	1.62%	1.64%

	March 31, 2016	December 31, 2015
Nonperforming assets guaranteed by U.S. government:
Total nonperforming loans guaranteed by the SBA (all on nonaccrual)	$12,408	$10,330
Total accruing loans past due 90 days or more guaranteed by the SBA	—	—
Foreclosed assets guaranteed by the SBA	2,582	2,293
Total troubled debt restructurings guaranteed by the SBA	7,887	7,710
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(7,426)	(7,550)
Total performing troubled debt restructurings guaranteed by SBA	461	160
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$15,451	$12,783
Total nonperforming loans not guaranteed by the SBA to total held for investment loans	0.77%	0.73%
Total nonperforming loans not guaranteed by the SBA to total assets	0.19%	0.19%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.40%	0.42%
Total nonperforming assets and troubled debt restructurings at March 31, 2016 were $20.5 million, which represented a $3.3 million, or 18.9%, increase from December 31, 2015. Total nonperforming assets at March 31, 2016 were comprised of $14.8 million in nonaccrual loans and $3.0 million in foreclosed assets. Of the $20.5 million of nonperforming assets and troubled debt restructurings, $15.5 million carried an SBA guarantee, leaving an unguaranteed exposure of $5.0 million in total nonperforming assets at March 31, 2016. The unguaranteed exposure in total nonperforming assets at December 31, 2015 was $4.5 million. Unguaranteed exposure relating to nonperforming assets at March 31, 2016 increased by $589 thousand, or 13.2%, compared to December 31, 2015.
As a percentage of the Bank’s total capital, nonperforming loans represented 14.5% at March 31, 2016, compared to nonperforming loans of 12.0% of the Bank’s total capital at December 31, 2015. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans to reflect the management’s belief that the greater magnitude of risk resides in this portion, the ratios at March 31, 2016 and December 31, 2015 were 2.4% and 2.0%, respectively.
As of March 31, 2016, potential problem loans and impaired loans totaled $46.4 million. Risk Grades 5 through 8 represent the spectrum of criticized and impaired loans. At March 31, 2016 potential problem loans and impaired loans were comprised of 45.1% and 27.9% in Veterinary and Healthcare Industries, our two largest verticals, respectively. As of December 31, 2015, potential problem and impaired loans totaled $41.0 million with loans in the Veterinary and Healthcare Industry verticals comprising 50.2% and 27.0%, respectively. The majority of the impaired loans in the Veterinary Industry were originated prior to 2010. The Company believes that its underwriting and credit quality standards have improved as the business has matured. At March 31, 2016, the portion of criticized loans guaranteed by the SBA totaled $18.7 million resulting in unguaranteed exposure risk of $27.7 million, or 9.6% of total held for investment unguaranteed exposure. This compares to total criticized and impaired loans of $41.0 million at December 31, 2015, of which $17.2 million was guaranteed by the SBA.
The Bank does not classify loans that experience insignificant payment delays and payment shortfalls as impaired. The Bank considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short term issues. In all cases, credit will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan long term. To date, the only types of short term modifications the Bank has given are payment deferral and interest only extensions. The Bank does not alter the rate or lengthen the amortization of the note due to insignificant payment delays. Short term modifications are not classified as troubled debt restructurings, or TDRs, because they do not meet the definition set by the applicable accounting standards and the Federal Deposit Insurance Corporation.

Management endeavors to be proactive in its approach to identify and resolve problem loans and is focused on working with the borrowers and guarantors of these loans to provide loan modifications when warranted. Management implements a proactive approach to identifying and classifying loans as criticized, Risk Grade 5. For example, at March 31, 2016 and December 31, 2015, Risk Grade 5 loans totaled $22.3 million and $17.5 million, respectively. The increase in Risk Grade 5 loans from December 31, 2015 to March 31, 2016 was principally confined to three verticals; Deathcare ($1.7 million or 34.9% of increase), Healthcare ($1.4 million or 29.8% of increase) and Veterinary ($1.3 million or 27.7% of increase). The underlying cause of the increase in Risk Grade 5 loans from December 31, 2015 to March 31, 2016 was ongoing maturation of legacy verticals combined with a $1.4 million migration of Risk Grade 6 loans to Risk Grade 5.  While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
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
The ALL of $7.4 million at December 31, 2015 increased by $1.2 million, or 16.2%, to $8.6 million at March 31, 2016. The ALL, as a percentage of loans held for investment, amounted to 2.7% at March 31, 2016 and 2.6% at December 31, 2015. The majority of this increase was in general reserves and was attributed to growth in loans held for investment and expansion into new verticals with higher loss factors due to the Company’s lack of experience in those industries. General reserves as a percentage of non-impaired loans amounted to 2.05% at March 31, 2016 and December 31, 2015. Net charge-offs were $232 thousand for the three months ended March 31, 2016, compared to net charge-offs of $250 thousand for the three months ended March 31, 2015. Annualized net charge-offs in the first three months of 2016 were 0.30% of average loans held for investment, compared to annualized net charge-offs of 0.47% in the same period of 2015.
Actual past due loans have declined, and loan charge-offs have remained relatively stable as management continues to work to improve asset quality. Management believes the ALL of $8.6 million at March 31, 2016 is appropriate in light of the risk inherent in the loan portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current ALL or that future increases in the ALL will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ALL, thus adversely affecting the Company’s operating results. Additional information on the ALL is presented in Note 5 to the consolidated financial statements included with this report.

Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At March 31, 2016, the total amount of these four items was $430.6 million, or 33.9% of total assets, an increase of $139.2 million from $291.4 million, or 27.7% of total assets, at December 31, 2015.
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
At March 31, 2016, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, and $1.2 million was pledged for secured federal funds lines of credit, leaving $54.4 million available as lendable collateral.
Contractual Obligations
The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of March 31, 2016. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$425,426	$425,426	$—	$—	$—
Time deposits	590,039	343,026	174,726	72,287	—
Long term borrowings	28,271	396	1,665	6,080	20,130
Operating lease obligations	1,459	452	640	367	—
Total	$1,045,195	$769,300	$177,031	$78,734	$20,130
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
The balance sheet is liability-sensitive with a total cumulative gap position of -6.148% at March 31, 2016. During 2015, the flat interest rate environment led to extension of longer term fixed rate deposits to more closely align with the term of fixed rate agriculture loans. A liability-sensitive position means that net interest income will generally move in the opposite direction as interest rates. For instance, if interest rates increase, net interest income can be expected to decrease, and if interest rates decrease, net interest income can be expected to increase. The Company attempts to mitigate interest rate risk with the majority of assets and liabilities being short-term, adjustable rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.

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
Capital amounts and ratios as of March 31, 2016 and December 31, 2015, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - March 31, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$189,932	20.61%	$41,473	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$198,548	21.54%	$73,729	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$189,932	20.61%	$55,297	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$189,932	17.09%	$44,450	4.00%	N/A	N/A
Bank - March 31, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$93,817	10.73%	$39,363	4.50%	$56,858	6.50%
Total Capital (to Risk-Weighted Assets)	$102,433	11.71%	$69,979	8.00%	$87,473	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$93,817	10.73%	$52,484	6.00%	$69,979	8.00%
Tier 1 Capital (to Average Assets)	$93,817	8.84%	$42,471	4.00%	$53,089	5.00%
Consolidated - December 31, 2015
Common Equity Tier 1 (to Risk-Weighted Assets)	$191,366	23.22%	$37,087	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$198,781	24.12%	$65,933	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$191,366	23.22%	$49,450	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$191,366	18.36%	$41,702	4.00%	N/A	N/A
Bank - December 31, 2015
Common Equity Tier 1 (to Risk-Weighted Assets)	$96,056	12.28%	$35,207	4.50%	$50,855	6.50%
Total Capital (to Risk-Weighted Assets)	$103,471	13.23%	$62,591	8.00%	$78,238	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$96,056	12.28%	$46,943	6.00%	$62,591	8.00%
Tier 1 Capital (to Average Assets)	$96,056	9.75%	$39,398	4.00%	$49,248	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
To identify and manage its interest rate risk, the Company employs an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on contractual cash flows and repricing characteristics and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes management projections for activity levels in each of the product lines offered by the Bank. Assumptions are inherently uncertain, and the measurement of net interest income or the impact of rate fluctuations on net interest income cannot be precisely predicted. Actual results may differ materially from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2016, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2016 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
Management has not evaluated any changes in the Company's internal control over financial reporting that occurred during the quarterly period ended March 31, 2016 due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three months ended March 31, 2016, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
Item 1A. Risk Factors
There have been no material changes to the risk factors that have been previously disclosed in the Company’s 2015 Annual Report filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibits to this report are listed in the Index to Exhibits section of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Live Oak Bancshares, Inc.
(Registrant)

Date: May 12, 2016	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)
3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1, filed on June 19, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)
4.2
Registration and Other Rights Agreement between Live Oak Bancshares, Inc. and Wellington purchasers (incorporated by reference to Exhibit 4.2 of the registration statement on Form S-1, filed on June 19, 2015)

10.1	Performance RSU Award Agreement for Neil L. Underwood dated March 23, 2016 (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on March 25, 2016)
10.2
Performance RSU Award Agreement with Stock Price Condition for Neil L. Underwood dated March 23, 2016 (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed on March 25, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements