Form 10-Q
period 2016-06-30
Live Oak Bancshares, Inc.
filed 2016-08-08
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
As of August 5, 2016, there were 29,483,160 shares of the registrant’s voting common stock outstanding and 4,723,530 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Live Oak Bancshares, Inc.
Consolidated Balance Sheets
As of June 30, 2016 (unaudited) and December 31, 2015*
(Dollars in thousands)

	June 30, 2016	December 31, 2015*
Assets
Cash and due from banks	$175,506	$102,607
Certificates of deposit with other banks	8,500	10,250
Investment securities available-for-sale	66,804	53,762
Loans held for sale	329,206	480,619
Loans held for investment	690,517	279,969
Allowance for loan losses	(12,309)	(7,415)
Net loans	678,208	272,554
Premises and equipment, net	61,064	62,653
Foreclosed assets	2,971	2,666
Servicing assets	48,454	44,230
Other assets	24,591	23,281
Total assets	$1,395,304	$1,052,622
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$22,942	$21,502
Interest-bearing	1,117,855	783,286
Total deposits	1,140,797	804,788
Long term borrowings	28,173	28,375
Other liabilities	18,984	19,971
Total liabilities	1,187,954	853,134
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 29,468,852 and 29,449,369 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	141,181	137,492
Class B common stock, no par value, 10,000,000 shares authorized, 4,723,530 shares issued and outstanding at June 30, 2016 and December 31, 2015	50,015	50,015
Retained earnings	15,928	12,140
Accumulated other comprehensive income (loss)	201	(192)
Total shareholders’ equity attributed to Live Oak Bancshares, Inc.	207,325	199,455
Noncontrolling interest	25	33
Total equity	207,350	199,488
Total liabilities and shareholders’ equity	$1,395,304	$1,052,622
*    Derived from audited consolidated financial statements.
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Income
For the three and six months ended June 30, 2016 and 2015 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income
Loans and fees on loans	$12,902	$7,408	$23,907	$14,138
Investment securities, taxable	252	200	503	376
Other interest earning assets	248	70	386	136
Total interest income	13,402	7,678	24,796	14,650
Interest expense
Deposits	3,243	1,801	5,687	3,277
Borrowings	242	444	483	885
Total interest expense	3,485	2,245	6,170	4,162
Net interest income	9,917	5,433	18,626	10,488
Provision for loan losses	3,453	50	4,886	1,127
Net interest income after provision for loan losses	6,464	5,383	13,740	9,361
Noninterest income
Loan servicing revenue	5,081	3,870	9,865	7,463
Loan servicing asset revaluation	(1,604)	(2,098)	(1,630)	(1,585)
Net gains on sales of loans	14,555	15,719	30,980	31,180
Equity in loss of non-consolidated affiliates	—	—	—	(26)
Gain on sale of investment in non-consolidated affiliate	—	—	—	3,782
Construction supervision fee income	667	317	1,297	533
Other noninterest income	649	327	1,268	843
Total noninterest income	19,348	18,135	41,780	42,190
Noninterest expense
Salaries and employee benefits	15,411	9,319	28,404	17,674
Travel expense	2,330	2,238	4,176	3,714
Professional services expense	910	548	1,438	1,398
Advertising and marketing expense	1,365	1,118	2,328	2,126
Occupancy expense	1,055	736	2,248	1,217
Data processing expense	1,404	722	2,612	1,615
Equipment expense	534	388	1,085	831
Other loan origination and maintenance expense	621	234	1,195	711
Other expense	1,502	1,514	3,357	2,233
Total noninterest expense	25,132	16,817	46,843	31,519
Income before taxes	680	6,701	8,677	20,032
Income tax expense	557	2,766	3,871	8,044
Net income	123	3,935	4,806	11,988
Net loss attributable to noncontrolling interest	—	—	8	20
Net income attributable to Live Oak Bancshares, Inc.	$123	$3,935	$4,814	$12,008
Basic earnings per share	$0.00	$0.14	$0.14	$0.42
Diluted earnings per share	$0.00	$0.13	$0.14	$0.41
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$123	$3,935	$4,806	$11,988
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities arising during the period	251	(339)	640	(136)
Reclassification adjustment for (gain) loss on sale of securities available-for-sale included in net income	—	—	—	—
Other comprehensive income (loss) before tax	251	(339)	640	(136)
Income tax (expense) benefit	(97)	131	(247)	52
Other comprehensive income (loss), net of tax	154	(208)	393	(84)
Total comprehensive income	$277	$3,727	$5,199	$11,904
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Common stock			Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non- controlling interest	Total equity
	Shares
	Class A	Class B	Amount
Balance at December 31, 2014	23,896,400	4,723,530	$98,672	$(6,943)	$85	$—	$91,814
Net income (loss)	—	—	—	12,008	—	(20)	11,988
Other comprehensive loss	—	—	—	—	(84)	—	(84)
Consolidation of investment with non-controlling interest	—	—	—	—	—	35	35
Stock option exercises	34,930	—	154	—	—	—	154
Stock option based compensation expense	—	—	295	—	—	—	295
Restricted stock expense	—	—	16	—	—	—	16
Capital contribution from non-controlling interest	—	—	—	—	—	22	22
Dividends (distributions to shareholders)	—	—	—	(859)	—	—	(859)
Balance at June 30, 2015	23,931,330	4,723,530	$99,137	$4,206	$1	$37	$103,381
Balance at December 31, 2015	29,449,369	4,723,530	$187,507	$12,140	$(192)	$33	$199,488
Net income (loss)	—	—	—	4,814	—	(8)	4,806
Other comprehensive income	—	—	—	—	393	—	393
Issuance of restricted stock	2,776	—	—	—	—	—	—
Stock option exercises	16,707	—	107	—	—	—	107
Stock option based compensation expense	—	—	1,173	—	—	—	1,173
Restricted stock expense	—	—	2,409	—	—	—	2,409
Dividends (distributions to shareholders)	—	—	—	(1,026)	—	—	(1,026)
Balance at June 30, 2016	29,468,852	4,723,530	$191,196	$15,928	$201	$25	$207,350
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$4,806	$11,988
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	2,109	1,021
Provision for loan losses	4,886	1,127
Amortization of premium on securities, net of accretion	79	24
Amortization (accretion) of discount on unguaranteed loans, net	156	1,313
Deferred tax (benefit) expense	(1,457)	847
Originations of loans held for sale	(471,295)	(472,413)
Proceeds from sales of loans held for sale	322,748	318,125
Net gains on sale of loans held for sale	(30,980)	(31,180)
Net loss on sale of foreclosed assets	1	7
Net increase in servicing assets	(4,224)	(4,984)
Gain on sale of investment in non-consolidated affiliate	—	(3,782)
Net loss on disposal of premises and equipment	—	16
Stock option based compensation expense	1,173	295
Restricted stock expense	2,409	16
Equity in loss of non-consolidated affiliates	—	26
Changes in assets and liabilities:
Other assets	(1,301)	(3,192)
Other liabilities	478	2,402
Net cash used by operating activities	(170,412)	(178,344)
Cash flows from investing activities
Purchases of securities available-for-sale	(14,799)	(5,925)
Proceeds from sales, maturities, calls, and principal paydowns of securities available-for-sale	2,318	4,364
Proceeds from sale/collection of foreclosed assets	91	330
Maturities of certificates of deposit with other banks	1,750	—
Proceeds from sale of investment in non-consolidated affiliate	—	9,896
Net cash acquired in consolidation of equity method investment	—	319
Capital contribution from non-controlling interest	—	22
Loan originations and principal collections, net	(80,162)	84,252
Purchases of premises and equipment, net	(433)	(23,068)
Net cash (used in) provided by investing activities	(91,235)	70,190
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
For the six months ended June 30, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities
Net increase in deposits	336,009	205,266
Proceeds from long term borrowings	—	21,322
Repayment of long term borrowings	(202)	(8,681)
Repayment of short term borrowings	—	(6,100)
Stock option exercises	107	154
Shareholder dividend distributions	(1,368)	(2,222)
Net cash provided by financing activities	334,546	209,739
Net increase in cash and cash equivalents	72,899	101,585
Cash and cash equivalents, beginning	102,607	29,902
Cash and cash equivalents, ending	$175,506	$131,487

Supplemental disclosure of cash flow information
Interest paid	$6,180	$4,152
Income tax	2,776	9,174

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains (losses) on available-for-sale securities, net of taxes	$393	$(84)
Transfers from loans to foreclosed real estate and other repossessions	406	—
Transfers from foreclosed real estate to SBA receivable	9	—
Transfers of loans accounted for as secured borrowing collateral to other assets	—	4,575
Dividends declared but not paid	—	169
Transfer of loans held for sale to loans held for investment	336,263	7,400
Transfer of loans held for investment to loans held for sale	1,848	4,514
Contingent consideration in acquisition of controlling interest in equity method of investment	—	170
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 1. Basis of Presentation
Nature of Operations
Live Oak Bancshares, Inc. (the “Company” or “LOB”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was established in May 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending services to small businesses nationwide in targeted industries. The Bank identifies and grows within credit-worthy industries through expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) program. On July 28, 2015 the Company completed its initial public offering. In 2010, the Bank formed Live Oak Number One, Inc., a wholly-owned subsidiary, to hold properties foreclosed on by the Bank.
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
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016. The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities Exchange Commission on March 14, 2016 (SEC File No. 001-37497) (the "2015 Annual Report"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2015 Annual Report. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's 2015 Annual Report.
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
Loans Reclassified to Held for Investment
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are classified as held for investment ("HFI") and reported at their outstanding principal amount adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premium or discount on purchased loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Loans originated and intended for sale are classified as held for sale ("HFS") and carried at the lower of cost or estimated fair value.
During the second quarter of 2016, the Bank transferred $318.8 million in unguaranteed loans from the HFS category to the HFI category to better reflect intentions of the Company.
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
Upon transfer from held for sale classification, loans held for investment become subject to the allowance for loan loss review process. As a result of this process, the above mentioned $318.8 million loan reclassification resulted in a $4.0 million increase in the provision for loan losses during the second quarter of 2016.
During the second quarter of 2016, the Company also implemented enhancements to the methodology for estimating the allowance for loan losses, including refinements to the measurement of qualitative factors in the estimation process. Management believes these enhancements will improve the precision of the process for estimating the allowance, but did not fundamentally change the Company's approach. These revisions resulted in a $390 thousand reduction in the provision for loan losses during the second quarter of 2016.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing" ("ASU 2016-10"). This guidance amends the previously issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2016-10 clarifies the guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company on January 1, 2018. The Company does not expect these amendments to have a material effect on its consolidated financial statements.
In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"). This guidance also amends the previously issued ASU No. 2014-09 to clarify guidance related to collectibility, noncash consideration, presentation of sales tax and transition. The amendments will be effective for the Company on January 1, 2018. The Company does not expect these amendments to have a material effect on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). This new guidance replaces the incurred loss impairment methodology in current standards with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company is currently evaluating the effect the implementation of the new standard will have on its consolidated financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income available to common shareholders	$123	$3,935	$4,814	$12,008
Weighted-average basic shares outstanding	34,189,217	28,636,182	34,183,004	28,628,177
Basic earnings per share	$0.00	$0.14	$0.14	$0.42
Diluted earnings per share:
Net income available to common shareholders, for diluted earnings per share	$123	$3,935	$4,814	$12,008
Total weighted-average basic shares outstanding	34,189,217	28,636,182	34,183,004	28,628,177
Add effect of dilutive stock options and restricted stock grants	1,016,908	862,217	896,656	811,645
Total weighted-average diluted shares outstanding	35,206,125	29,498,399	35,079,660	29,439,822
Diluted earnings per share	$0.00	$0.13	$0.14	$0.41
Anti-dilutive shares	1,807,823	916,199	1,807,823	956,199

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The carrying amount of securities and their approximate fair values are reflected in the following table:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016
US government agencies	$22,018	$165	$—	$22,183
Residential mortgage-backed securities	42,478	161	36	42,603
Mutual fund	1,981	37	—	2,018
Total	$66,477	$363	$36	$66,804

December 31, 2015
US government agencies	$21,992	$81	$5	$22,068
Residential mortgage-backed securities	30,131	1	374	29,758
Mutual fund	1,951	—	15	1,936
Total	$54,074	$82	$394	$53,762
During the three months ended June 30, 2016, the Company purchased four mortgage-backed securities for $12.3 million for the purpose of complying with the Community Reinvestment Act ("CRA"). In addition, during the first quarter of 2016, the Company purchased one mortgage-backed security for $2.4 million for the purchase of complying with the CRA. During the six months ended June 30, 2016, there was $30 thousand of dividend reinvestment in the 504 Fund mutual fund. There were no calls, sales or maturities of securities during the three and six months ended June 30, 2016.
There were no calls or maturities of securities during the three and six months ended June 30, 2015. During the three months ended June 30, 2015, the Company sold six mortgage-backed securities at their carrying amount for $3.4 million in an odd-lot consolidation and purchased two mortgage-backed securities totaling $4.0 million for the purpose of complying with the Community Reinvestment Act. In addition, during the first quarter of 2015, the Company invested $1.9 million in the 504 Fund mutual fund. The investment in this mutual fund was purchased at current market value (190,380.762 shares at $9.98 per share).
The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$2,401	$16	$5,494	$20	$7,895	$36
Total	$2,401	$16	$5,494	$20	$7,895	$36
	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$7,990	$5	$—	$—	$7,990	$5
Residential mortgage-backed securities	26,015	333	3,019	41	29,034	374
Mutual fund	1,936	15	—	—	1,936	15
Total	$35,941	$353	$3,019	$41	$38,960	$394
At June 30, 2016, there were four mortgage-backed securities in unrealized loss positions for greater than 12 months and one mortgage-backed security in an unrealized loss position for less than 12 months. Unrealized losses at December 31, 2015 were comprised of three mortgage-backed securities in unrealized loss positions for greater than 12 months and one US government agency security, twelve mortgage-backed securities and the 504 Fund mutual fund investment in an unrealized loss position for less than 12 months.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

These unrealized losses are primarily the result of volatility in the market and are related to market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.
All residential mortgage-backed securities in the Company’s portfolio at June 30, 2016 and December 31, 2015 were backed by US government sponsored enterprises (“GSEs”).
The following is a summary of investment securities by maturity:

	June 30, 2016
	Available-for-Sale
	Amortized cost	Fair value
US government agencies
Within one year	$9,210	$9,227
One to five years	12,808	12,956
Total	22,018	22,183

Residential mortgage-backed securities
Five to ten years	8,324	8,402
After 10 years	34,154	34,201
Total	42,478	42,603

Total	$64,496	$64,786
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled. This table excludes the 504 Fund mutual fund investment.
At June 30, 2016 and December 31, 2015, an investment security with a fair market value of $1.2 million and $1.3 million, respectively, was pledged to secure a line of credit with the Company’s correspondent bank. At June 30, 2016, an investment security with a fair market value of $101 thousand was also pledged to the Ohio State Treasurer for the Company's trust department to conduct business in the state of Ohio.

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
Construction and Development
Construction and development loans are for the purpose of acquisition and development of land to be improved through the construction of commercial buildings. Such loans are usually paid off through the conversion to permanent financing for the long-term benefit of the borrower’s ongoing operations. At the completion of the project, if the loan is converted to permanent financing or if scheduled loan amortization begins, it is then reclassified to the “Commercial Real Estate” segment. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded.
Commercial Real Estate
Commercial real estate loans are extensions of credit secured by owner occupied and non-owner occupied collateral. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies. Such repayment of commercial real estate loans is commonly derived from the successful ongoing operations of the business occupying the property. These typically include small businesses and professional practices.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans consist of the following:

	June 30, 2016	December 31, 2015
Commercial & Industrial
Agriculture	$463	$30
Death Care Management	9,753	4,832
Healthcare	32,959	15,240
Independent Pharmacies	77,818	41,588
Registered Investment Advisors	54,091	18,358
Veterinary Industry	37,584	21,579
Other Industries	32,010	3,230
Total	244,678	104,857
Construction & Development
Agriculture	35,041	11,351
Death Care Management	2,455	769
Healthcare	23,561	7,231
Independent Pharmacies	2,081	101
Registered Investment Advisors	703	378
Veterinary Industry	10,534	3,834
Other Industries	11,477	658
Total	85,852	24,322
Commercial Real Estate
Agriculture	5,672	1,863
Death Care Management	45,162	20,327
Healthcare	95,146	37,684
Independent Pharmacies	13,650	7,298
Registered Investment Advisors	6,787	2,808
Veterinary Industry	96,162	59,999
Other Industries	23,739	4,752
Total	286,318	134,731
Commercial Land
Agriculture	72,643	16,036
Total	72,643	16,036
Total Loans[1]	689,491	279,946
Net Deferred Costs	6,902	3,056
Discount on SBA 7(a) Unguaranteed[2]	(5,876)	(3,033)
Loans, Net of Unearned	$690,517	$279,969

1	Total loans include $28.5 million and $17.2 million of U.S. government guaranteed loans as of June 30, 2016 and December 31, 2015, respectively.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables summarize the risk grades of each category:

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
June 30, 2016
Commercial & Industrial
Agriculture	$406	$57	$—	$463
Death Care Management	9,518	226	9	9,753
Healthcare	25,201	3,362	4,396	32,959
Independent Pharmacies	72,619	3,620	1,579	77,818
Registered Investment Advisors	52,617	1,101	373	54,091
Veterinary Industry	33,504	1,883	2,197	37,584
Other Industries	32,010	—	—	32,010
Total	225,875	10,249	8,554	244,678
Construction & Development
Agriculture	35,041	—	—	35,041
Death Care Management	2,049	406	—	2,455
Healthcare	21,340	2,221	—	23,561
Independent Pharmacies	2,081	—	—	2,081
Registered Investment Advisors	703	—	—	703
Veterinary Industry	9,341	1,193	—	10,534
Other Industries	11,477	—	—	11,477
Total	82,032	3,820	—	85,852
Commercial Real Estate
Agriculture	5,672	—	—	5,672
Death Care Management	41,173	2,405	1,584	45,162
Healthcare	88,389	5,724	1,033	95,146
Independent Pharmacies	12,053	1,597	—	13,650
Registered Investment Advisors	6,787	—	—	6,787
Veterinary Industry	81,384	4,096	10,682	96,162
Other Industries	23,739	—	—	23,739
Total	259,197	13,822	13,299	286,318
Commercial Land
Agriculture	70,636	1,890	117	72,643
Total	70,636	1,890	117	72,643
Total[1]	$637,740	$29,781	$21,970	$689,491

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
December 31, 2015
Commercial & Industrial
Agriculture	$30	$—	$—	$30
Death Care Management	4,728	104	—	4,832
Healthcare	8,334	2,160	4,746	15,240
Independent Pharmacies	36,704	3,430	1,454	41,588
Registered Investment Advisors	17,508	850	—	18,358
Veterinary Industry	16,800	1,817	2,962	21,579
Other Industries	3,089	141	—	3,230
Total	87,193	8,502	9,162	104,857
Construction & Development
Agriculture	11,194	157	—	11,351
Death Care Management	769	—	—	769
Healthcare	7,231	—	—	7,231
Independent Pharmacies	101	—	—	101
Registered Investment Advisors	378	—	—	378
Veterinary Industry	2,581	1,253	—	3,834
Other Industries	658	—	—	658
Total	22,912	1,410	—	24,322
Commercial Real Estate
Agriculture	1,863	—	—	1,863
Death Care Management	18,223	425	1,679	20,327
Healthcare	33,529	2,930	1,225	37,684
Independent Pharmacies	6,210	1,088	—	7,298
Registered Investment Advisors	2,808	—	—	2,808
Veterinary Industry	45,453	3,171	11,375	59,999
Other Industries	4,752	—	—	4,752
Total	112,838	7,614	14,279	134,731
Commercial Land
Agriculture	16,036	—	—	16,036
Total	16,036	—	—	16,036
Total[1]	$238,979	$17,526	$23,441	$279,946

1
Total loans include $28.5 million of U.S. government guaranteed loans as of June 30, 2016, segregated by risk grade as follows: Risk Grades 1 – 4 = $7.7 million, Risk Grade 5 = $7.6 million, Risk Grades 6 – 8 = $13.2 million. As of December 31, 2015, total loans include $17.2 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $0, Risk Grade 5 = $2.6 million, Risk Grades 6 – 8 = $14.6 million.

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

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
June 30, 2016
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$463	$463	$—
Death Care Management	—	—	—	—	—	9,753	9,753	—
Healthcare	—	576	487	2,219	3,282	29,677	32,959	—
Independent Pharmacies	294	415	156	270	1,135	76,683	77,818	—
Registered Investment Advisors	—	—	—	—	—	54,091	54,091	—
Veterinary Industry	90	—	690	1,054	1,834	35,750	37,584	—
Other Industries	—	—	—	—	—	32,010	32,010	—
Total	384	991	1,333	3,543	6,251	238,427	244,678	—
Construction & Development
Agriculture	—	—	—	—	—	35,041	35,041	—
Death Care Management	—	—	—	—	—	2,455	2,455	—
Healthcare	—	—	—	—	—	23,561	23,561	—
Independent Pharmacies	—	—	—	—	—	2,081	2,081	—
Registered Investment Advisors	—	—	—	—	—	703	703	—
Veterinary Industry	—	—	—	—	—	10,534	10,534	—
Other Industries	—	—	—	—	—	11,477	11,477	—
Total	—	—	—	—	—	85,852	85,852	—
Commercial Real Estate
Agriculture	—	—	—	—	—	5,672	5,672	—
Death Care Management	—	221	—	1,423	1,644	43,518	45,162	—
Healthcare	350	258	—	209	817	94,329	95,146	—
Independent Pharmacies	—	—	—	—	—	13,650	13,650	—
Registered Investment Advisors	—	—	—	—	—	6,787	6,787	—
Veterinary Industry	2,224	4,284	—	3,319	9,827	86,335	96,162	—
Other Industries	—	—	—	—	—	23,739	23,739	—
Total	2,574	4,763	—	4,951	12,288	274,030	286,318	—
Commercial Land
Agriculture	117	—	—	—	117	72,526	72,643	—
Total	117	—	—	—	117	72,526	72,643	—
Total[1]	$3,075	$5,754	$1,333	$8,494	$18,656	$670,835	$689,491	$—

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
December 31, 2015
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$30	$30	$—
Death Care Management	—	—	—	—	—	4,832	4,832	—
Healthcare	—	1,854	30	2,337	4,221	11,019	15,240	—
Independent Pharmacies	314	603	—	—	917	40,671	41,588	—
Registered Investment Advisors	—	—	—	—	—	18,358	18,358	—
Veterinary Industry	208	466	1,131	394	2,199	19,380	21,579	—
Other Industries	—	—	—	—	—	3,230	3,230	—
Total	522	2,923	1,161	2,731	7,337	97,520	104,857	—
Construction & Development
Agriculture	—	—	—	—	—	11,351	11,351	—
Death Care Management	—	—	—	—	—	769	769	—
Healthcare	—	—	—	—	—	7,231	7,231	—
Independent Pharmacies	—	—	—	—	—	101	101	—
Registered Investment Advisors	—	—	—	—	—	378	378	—
Veterinary Industry	—	—	—	—	—	3,834	3,834	—
Other Industries	—	—	—	—	—	658	658	—
Total	—	—	—	—	—	24,322	24,322	—
Commercial Real Estate
Agriculture	—	—	—	—	—	1,863	1,863	—
Death Care Management	1,456	223	—	—	1,679	18,648	20,327	—
Healthcare	—	240	135	831	1,206	36,478	37,684	—
Independent Pharmacies	—	—	—	—	—	7,298	7,298	—
Registered Investment Advisors	—	—	—	—	—	2,808	2,808	—
Veterinary Industry	311	5,079	2,048	3,172	10,610	49,389	59,999	—
Other Industries	—	—	—	—	—	4,752	4,752	—
Total	1,767	5,542	2,183	4,003	13,495	121,236	134,731	—
Commercial Land
Agriculture	—	—	—	—	—	16,036	16,036	—
Total	—	—	—	—	—	16,036	16,036	—
Total[1]	$2,289	$8,465	$3,344	$6,734	$20,832	$259,114	$279,946	$—

1
Total loans include $28.5 million of U.S. government guaranteed loans as of June 30, 2016, of which $7.4 million is greater than 90 days past due, $3.5 million is 30-89 days past due and $17.6 million is included in current loans as presented above. As of December 31, 2015, total loans include $17.2 million of U.S. government guaranteed loans, of which $5.9 million is greater than 90 days past due, $6.7 million is 30-89 days past due and $4.6 million is included in current loans as presented above.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Nonaccrual Loans
Loans that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans had been accrued in accordance with the original terms, interest income would have increased by approximately $162 thousand and $102 thousand for the three months ended June 30, 2016 and 2015, respectively and for the six months ended June 30, 2016 and 2015 interest income would have increased approximately $301 thousand and $261 thousand, respectively. All nonaccrual loans are included in the held for investment portfolio.
Nonaccrual loans as of June 30, 2016 and December 31, 2015 are as follows:

June 30, 2016	Loan Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$2,706	$2,463	$243
Independent Pharmacies	720	558	162
Veterinary Industry	1,834	1,688	146
Total	5,260	4,709	551
Commercial Real Estate
Death Care Management	1,423	1,264	159
Healthcare	559	306	253
Veterinary Industry	5,543	4,332	1,211
Total	7,525	5,902	1,623
Commercial Land
Agriculture	117	117	—
Total	117	117	—
Total	$12,902	$10,728	$2,174

December 31, 2015	Loan Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$2,367	$2,188	$179
Independent Pharmacies	314	308	6
Veterinary Industry	1,733	1,572	161
Total	4,414	4,068	346
Commercial Real Estate
Death Care Management	1,456	1,290	166
Healthcare	966	798	168
Veterinary Industry	5,531	4,174	1,357
Total	7,953	6,262	1,691
Total	$12,367	$10,330	$2,037

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

•	The Present Value of Future Cash Flows method takes into account the amount and timing of cash flows and the effective interest rate used to discount the cash flows.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment allowance for the periods presented:

Three months ended:	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
June 30, 2016
Beginning Balance	$1,163	$2,575	$3,345	$1,533	$8,616
Charge offs	—	—	(100)	(63)	(163)
Recoveries	—	3	400	—	403
Provision	45	1,501	1,956	(49)	3,453
Ending Balance	$1,208	$4,079	$5,601	$1,421	$12,309
June 30, 2015
Beginning Balance	$755	$2,062	$2,063	$354	$5,234
Charge offs	—	(42)	(186)	—	(228)
Recoveries	—	87	40	—	127
Provision	89	239	(264)	(14)	50
Ending Balance	$844	$2,346	$1,653	$340	$5,183

Six months ended:	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
June 30, 2016
Beginning Balance	$1,064	$2,486	$2,766	$1,099	$7,415
Charge offs	—	(7)	(368)	(63)	(438)
Recoveries	—	3	443	—	446
Provision	144	1,597	2,760	385	4,886
Ending Balance	$1,208	$4,079	$5,601	$1,421	$12,309
June 30, 2015
Beginning Balance	$586	$2,291	$1,369	$161	$4,407
Charge offs	—	(121)	(358)	—	(479)
Recoveries	—	88	40	—	128
Provision	258	88	602	179	1,127
Ending Balance	$844	$2,346	$1,653	$340	$5,183

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables detail the recorded allowance for loan losses and the investment in loans related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

June 30, 2016	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan Losses:
Loans individually evaluated for impairment	$—	$874	$996	$—	$1,870
Loans collectively evaluated for impairment[2]	1,208	3,205	4,605	1,421	10,439
Total allowance for loan losses	$1,208	$4,079	$5,601	$1,421	$12,309
Loans receivable[1]:
Loans individually evaluated for impairment	$—	$11,536	$3,320	$—	$14,856
Loans collectively evaluated for impairment[2]	85,852	274,782	241,358	72,643	674,635
Total loans receivable	$85,852	$286,318	$244,678	$72,643	$689,491

December 31, 2015	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan Losses:
Loans individually evaluated for impairment	$—	$1,090	$672	$—	$1,762
Loans collectively evaluated for impairment[2]	1,064	1,396	2,094	1,099	5,653
Total allowance for loan losses	$1,064	$2,486	$2,766	$1,099	$7,415
Loans receivable[1]:
Loans individually evaluated for impairment	$—	$9,821	$3,226	$—	$13,047
Loans collectively evaluated for impairment[2]	24,322	124,910	101,631	16,036	266,899
Total loans receivable	$24,322	$134,731	$104,857	$16,036	$279,946

1
Loans receivable includes $28.5 million of U.S. government guaranteed loans as of June 30, 2016, of which $13.3 million are impaired. As of December 31, 2015, loans receivable includes $17.2 million of U.S. government guaranteed loans, of which $14.1 million are considered impaired.

2
Included in loans collectively evaluated for impairment are impaired loans with individual unguaranteed exposure of less than $100 thousand. As of June 30, 2016, these balances totaled $9.3 million, of which $7.4 million are guaranteed by the U.S. government and $1.9 million are unguaranteed. As of December 31, 2015, these balances totaled $8.6 million, of which $7.5 million are guaranteed by the U.S. government and $1.1 million are unguaranteed. The allowance for loan losses associated with these loans totaled $589 thousand and $352 thousand as of June 30, 2016 and December 31, 2015, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans classified as impaired as of the dates presented are summarized in the following tables.

June 30, 2016	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$9	$—	$9
Healthcare	4,405	2,463	1,942
Independent Pharmacies	1,918	870	1,048
Registered Investment Advisors	376	—	376
Veterinary Industry	2,553	1,829	724
Total	9,261	5,162	4,099
Commercial Real Estate
Death Care Management	1,582	1,264	318
Healthcare	1,032	306	726
Veterinary Industry	12,130	6,480	5,650
Total	14,744	8,050	6,694
Commercial Land
Agriculture	117	117	—
Total	117	117	—
Total	$24,122	$13,329	$10,793

December 31, 2015	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$4,442	$3,341	$1,101
Independent Pharmacies	1,546	637	909
Veterinary Industry	2,256	1,731	525
Total	8,244	5,709	2,535
Commercial Real Estate
Death Care Management	1,454	1,290	164
Healthcare	965	799	166
Veterinary Industry	11,003	6,349	4,654
Total	13,422	8,438	4,984
Total	$21,666	$14,147	$7,519

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents evaluated balances of loans classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan fees or costs.

	June 30, 2016
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Death Care Management	$9	$—	$9	$9	$3
Healthcare	4,139	266	4,405	4,461	671
Independent Pharmacies	1,737	181	1,918	2,012	338
Registered Investment Advisors	376	—	376	373	44
Veterinary Industry	2,553	—	2,553	2,934	285
Total	8,814	447	9,261	9,789	1,341
Commercial Real Estate
Death Care Management	1,582	—	1,582	1,718	54
Healthcare	903	129	1,032	1,033	142
Veterinary Industry	9,319	2,811	12,130	12,886	921
Total	11,804	2,940	14,744	15,637	1,117
Commercial Land
Agriculture	117	—	117	180	1
Total	117	—	117	180	1
Total Impaired Loans	$20,735	$3,387	$24,122	$25,606	$2,459

	December 31, 2015
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Healthcare	$4,242	$200	$4,442	$4,742	$478
Independent Pharmacies	1,199	347	1,546	2,041	287
Veterinary Industry	2,051	205	2,256	3,270	138
Total	7,492	752	8,244	10,053	903
Commercial Real Estate
Death Care Management	1,454	—	1,454	1,591	9
Healthcare	965	—	965	1,096	96
Veterinary Industry	9,265	1,738	11,003	11,856	1,106
Total	11,684	1,738	13,422	14,543	1,211
Total Impaired Loans	$19,176	$2,490	$21,666	$24,596	$2,114

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Three months ended June 30, 2016		Three months ended June 30, 2015
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$9	$—	$—	$—
Healthcare	4,440	21	3,320	25
Independent Pharmacies	1,935	17	3,751	13
Registered Investment Advisors	379	5	—	—
Veterinary Industry	2,640	9	2,864	5
Total	9,403	52	9,935	43
Commercial Real Estate
Death Care Management	1,582	2	1,418	—
Healthcare	1,038	7	2,502	—
Veterinary Industry	12,189	84	13,530	51
Total	14,809	93	17,450	51
Commercial Land
Agriculture	335	—	—	—
Total	335	—	—	—
Total	$24,547	$145	$27,385	$94

	Six months ended June 30, 2016		Six months ended June 30, 2015
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$9	$—	$—	$—
Healthcare	4,721	32	3,534	48
Independent Pharmacies	1,907	33	2,784	25
Registered Investment Advisors	381	7	—	—
Veterinary Industry	2,675	16	3,334	8
Total	9,693	88	9,652	81
Commercial Real Estate
Death Care Management	1,588	3	1,475	—
Healthcare	1,055	9	2,319	—
Veterinary Industry	12,319	159	12,668	90
Total	14,962	171	16,462	90
Commercial Land
Agriculture	429	—	—	—
Total	429	—	—	—
Total	$25,084	$259	$26,114	$171

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

There were no new TDRs made during the three months ended June 30, 2016 and 2015. The following table present the types of TDRs that were made during the six months ended June 30, 2016 and 2015:

	Six months ended June 30, 2016			Six months ended June 30, 2015
	All Restructurings			All Restructurings
	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
Interest Only
Commercial & Industrial
Healthcare	—	$—	$—	3	$229	$133
Commercial Real Estate
Healthcare	—	—	—	1	41	24
Total Interest Only	—	—	—	4	270	157
Payment Deferral
Commercial & Industrial
Veterinary Industry	1	420	420	—	—	—
Total Payment Deferral	1	420	420	—	—	—
Total	1	$420	$420	4	$270	$157
Concessions made to improve a loan’s performance have varying degrees of success. The following table presents loans that were modified as TDRs within the previous twelve months ending June 30, 2016 and 2015 for which there was a payment default:

	June 30, 2016		June 30, 2015
	TDR Defaults		TDR Defaults
	Number of Restructurings	Recorded Investment	Number of Restructurings	Recorded Investment
Interest Only
Commercial & Industrial
Healthcare	—	$—	3	$133
Independent Pharmacies	—	—	1	139
Commercial Real Estate
Healthcare	—	—	1	24
Veterinary Industry	—	—	1	—
Total Interest Only	—	—	6	296
Payment Deferral
Commercial & Industrial
Veterinary Industry	1	313	—	—
Commercial Real Estate
Deathcare Management	—	—	1	1,675
Total Payment Deferral	1	313	1	1,675
Total	1	$313	7	$1,971

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6. Servicing Assets
Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of loans serviced for others were $2.12 billion and $1.94 billion at June 30, 2016 and December 31, 2015, respectively.
The following summarizes the activity pertaining to servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$47,377	$38,457	$44,230	$34,999
Additions, net	3,243	3,373	6,958	6,709
Fair value changes:
Due to changes in valuation inputs or assumptions	(262)	(955)	$559	$451
Decay due to increases in principal paydowns or runoff	(1,904)	(892)	$(3,293)	$(2,176)
Balance at end of period	$48,454	$39,983	$48,454	$39,983
The fair value of servicing rights was determined using discount rates ranging from 7.6% to 13.1% on June 30, 2016, and 7.1% to 12.4% on June 30, 2015. The fair value of servicing rights was determined using prepayment speeds ranging from 3.4% to 10.1% on June 30, 2016 and 4.2% to 9.6% on June 30, 2015, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the consolidated statements of income.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7. Borrowings
Total outstanding long term borrowings consisted of the following:

	June 30, 2016	December 31, 2015
Long term borrowings
On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive main campus with a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main facility location. Payments are interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments beginning in October 2016 will be $146 thousand with all principal and accrued interest due on September 11, 2021. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. The construction line is fully disbursed and there was no remaining available credit on this construction line at June 30, 2016.
	$23,995	$24,000
On September 18, 2014, the Company entered into a note payable revolving line of credit of $8.1 million with an unaffiliated commercial bank, with the first advance of $5 million on December 14, 2014. The note is unsecured and accrues interest at LIBOR plus 3.50% for a term of 36 months. Payments are interest only with all principal and accrued interest due on September 18, 2017. This line of credit was paid in full on July 30, 2015 and there is $8.1 million of available credit remaining at June 30, 2016.	—	—
On February 23, 2015, the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The interest rate at June 30, 2016 is 4.50%. The maturity date is October 5, 2019. The pledged collateral is classified in other assets with a fair value of $4.2 million at June 30, 2016. Underlying loans carry a risk grade of 3 and are current with no delinquencies. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios.
	4,178	4,375
Total long term borrowings	$28,173	$28,375
The Company may purchase federal funds though secured and unsecured federal funds lines of credit with various correspondent banks, which totaled $26.5 million as of June 30, 2016 and December 31, 2015. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of June 30, 2016 and December 31, 2015.
The Company has entered into a repurchase agreement with a third party for $5 million as of June 30, 2016 and December 31, 2015. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of June 30, 2016 and December 31, 2015.
The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $228.8 million and $192.2 million as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, the Company had approximately $111.5 million and $86.7 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of June 30, 2016 and December 31, 2015.

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
Foreclosed Assets: Foreclosed real estate is adjusted to fair value less selling costs upon transfer of the loans to foreclosed real estate. Subsequently, foreclosed real estate is carried at the lower of carrying value or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties and market discounts applied to appraised values, the Company generally classifies foreclosed assets as nonrecurring Level 3.
Recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2016	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$22,183	$—	$22,183	$—
Residential mortgage-backed securities	42,603	—	42,603	—
Mutual fund	2,018	—	2,018	—
Servicing assets[1]	48,454	—	—	48,454
Total assets at fair value	$115,258	$—	$66,804	$48,454

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

December 31, 2015	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$22,068	$—	$22,068	$—
Residential mortgage-backed securities	29,758	—	29,758	—
Mutual fund	1,936	—	1,936	—
Servicing assets[1]	44,230	—	—	44,230
Total assets at fair value	$97,992	$—	$53,762	$44,230

1	See Note 6 for a rollforward of recurring Level 3 fair values for servicing assets.
Non-recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

June 30, 2016	Total	Level 1	Level 2	Level 3
Impaired loans	$18,276	$—	$—	$18,276
Foreclosed assets	2,971	—	—	2,971
Total assets at fair value	$21,247	$—	$—	$21,247

December 31, 2015	Total	Level 1	Level 2	Level 3
Impaired loans	$17,084	$—	$—	$17,084
Foreclosed assets	2,666	—	—	2,666
Total assets at fair value	$19,750	$—	$—	$19,750
Level 3 Analysis
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2016 and December 31, 2015 the significant unobservable inputs used in the fair value measurements were as follows:
June 30, 2016

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$18,276	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	1% to 25% Weighted average discount rate 5.49%
Foreclosed Assets	$2,971	Discounted appraisals	Appraisal adjustments (1)	10% to 35%
December 31, 2015

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$17,084	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 20% Weighted average discount rate 5.57%
Foreclosed Assets	$2,666	Discounted appraisals	Appraisal adjustments (1)	10% to 20%

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

June 30, 2016	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$175,506	$175,506	$—	$—	$175,506
Certificates of deposit with other banks	8,500	8,513	—	—	8,513
Investment securities, available-for-sale	66,804	—	66,804	—	66,804
Loans held for sale	329,206	—	—	361,520	361,520
Loans, net of allowance for loan losses	678,208	—	—	672,526	672,526
Servicing assets	48,454	—	—	48,454	48,454
Accrued interest receivable	6,304	6,304	—	—	6,304
Financial liabilities
Deposits	1,140,797	—	1,148,570	—	1,148,570
Accrued interest payable	202	202	—	—	202
Long term borrowings	28,173	—	—	31,044	31,044

December 31, 2015	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$102,607	$102,607	$—	$—	$102,607
Certificates of deposit with other banks	10,250	10,176	—	—	10,176
Investment securities, available-for-sale	53,762	—	53,762	—	53,762
Loans held for sale	480,619	—	—	497,868	497,868
Loans, net of allowance for loan losses	272,554	—	—	268,816	268,816
Servicing assets	44,230	—	—	44,230	44,230
Accrued interest receivable	5,556	5,556	—	—	5,556
Financial liabilities
Deposits	804,788	—	792,820	—	792,820
Accrued interest payable	211	211	—	—	211
Long term borrowings	28,375	—	—	30,523	30,523
Loans held for sale that are carried at the lower of cost or estimated fair value as of June 30, 2016 significantly declined compared to December 31, 2015 because $318.8 million of these loans were reclassified to loans held for investment.
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

	June 30, 2016	December 31, 2015
Commitments to extend credit	$1,185,541	$737,572
Standby letters of credit	343	—
Plexus Capital - Fund II Investment Commitment	100	100
Plexus Capital - Fund III Investment Commitment	250	300
Five Points Mezzanine Fund III Commitment	1,464	1,500
Total unfunded off-balance sheet credit risk	$1,187,698	$739,472
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
Concentrations of Credit Risk
Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans and commitments to extend credit have been granted to customers in the independent pharmacy and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $2.0 million, except for seven relationships that have a retained unguaranteed exposure of $21.0 million.
The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10. Stock Plans
On March 20, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan which replaced the previously existing Amended Incentive Stock Option Plan and Nonstatutory Stock Option Plan. Subsequently on May 24, 2016, the 2015 Omnibus Stock Incentive Plan was amended to authorize awards covering a maximum of 7,000,000 common voting shares and has an expiration date of March 20, 2025. Options or restricted shares granted under the Amended and Restated 2015 Omnibus Stock Incentive Plan (the "Plan") expire no more than 10 years from the date of grant. Exercise prices under the Plan are set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Options or restricted shares vest over a minimum of three years from the date of the grant.
Stock Options
Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the three months ended June 30, 2016 and 2015, the Company recognized $581 thousand and $177 thousand in compensation expense for stock options, respectively. For the six months ended June 30, 2016 and 2015, the Company recognized $1.2 million and $295 thousand in compensation expense for stock options, respectively.
Stock option activity under the plan during the six month periods ended June 30, 2016 and 2015 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,546,992	$11.17
Exercised	16,707	6.39
Forfeited	107,594	8.12
Granted	169,987	14.02
Outstanding at June 30, 2016	3,592,678	$11.41	8.55 years	$13,895,411
Exercisable at June 30, 2016	333,066	$5.79	7.69 years	$2,772,308

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,737,570	$5.51
Exercised	34,930	4.40
Forfeited	66,319	4.88
Granted	636,505	11.70
Outstanding at June 30, 2015	2,272,826	$7.28	9.03 years	$15,277,131
Exercisable at June 30, 2015	149,258	$3.76	8.20 years	$1,528,763
The following is a summary of non-vested stock option activity for the Company for the six months ended June 30, 2016 and 2015.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	3,393,441	$4.56
Granted	169,987	6.58
Vested	196,222	1.48
Forfeited	107,594	2.54
Non-vested at June 30, 2016	3,259,612	$4.89

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	1,704,230	$1.18
Granted	636,505	4.59
Vested	150,848	0.54
Forfeited	66,319	0.83
Non-vested at June 30, 2015	2,123,568	$2.26
The total intrinsic value of options exercised at June 30, 2016 and 2015 was $144 thousand and $218 thousand, respectively.
At June 30, 2016, unrecognized compensation costs relating to stock options amounted to $13.9 million which will be recognized over a weighted average period of 3.60 years.
The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Weighted average assumptions used for options granted during 2016 were as follows: risk free rate of 1.56%, dividend yield of 0.05%, volatility of 44.20% and average life of 7 years.
Restricted Stock
Restricted stock awards are authorized in the form of restricted stock awards or units ("RSU"s) and restricted stock awards or units with a market price condition ("Market RSU"s).
RSUs have a restriction based on the passage of time and may also have a restriction based on a non-market-related performance criteria. The fair value of the RSUs is based on the closing price on the date of the grant.
Market RSUs also have a restriction based on the passage of time and non-market-related performance criteria, but also have a restriction based on market price criteria related to the Company’s share price closing at or above $34.00 per share for at least twenty (20) consecutive trading days at any time prior to March 23, 2023. The amount of Market RSUs earned will not exceed 100% of the Market RSUs awarded. The fair value of the Market RSUs is calculated using the Monte Carlo Simulation method.
RSU stock activity under the plan during the first six months of 2016 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	64,271	$16.17
Granted	520,744	15.86
Vested	2,776	10.63
Forfeited	447	10.63
Non-vested at June 30, 2016	581,792	$15.92
For the three months ended June 30, 2016 and 2015, the Company recognized $2.1 million and $8 thousand in compensation expense for RSUs, respectively. For the six months ended June 30, 2016 and 2015, the Company recognized $2.2 million and $16 thousand in compensation expense for RSUs, respectively.
At June 30, 2016, unrecognized compensation costs relating to RSUs amounted to $7.0 million which will be recognized over a weighted average period of 0.77 years.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Market RSU stock activity under the plan during the first six months of 2016 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	—	$—
Granted	850,000	7.06
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2016	850,000	$7.06
The compensation expense for Market RSUs is measured based on their grant date fair value as calculated using the Monte Carlo Simulation and is recognized on a straight-line basis over the average vesting period. Related to the 850,000 Market RSUs granted during the six months ended June 30, 2016, the Monte Carlo Simulation used 100,000 simulation paths to assess the expected date of achieving the market price criteria. The share price simulation was based on the Cox, Ross & Rubinstein option pricing methodology for a period of 6.83 years. The implied term of the restricted stock was 4.2 years. The Monte Carlo Simulation used various assumptions that include a risk free rate of return of 1.68%, expected volatility of 30.00% and a dividend yield of 0.25%.
For the three and six months ended June 30, 2016, the Company recognized $231 thousand in compensation expense for Market RSUs. All of the Company's Market RSUs had an effective grant date of May 24, 2016.
At June 30, 2016, unrecognized compensation costs relating to Market RSUs amounted to $5.8 million which will be recognized over a weighted average period of 4.17 years.

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
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains statements that management believes are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “will,” “may,” “should,” “could,” “would,” “continues,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this quarterly report on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements management may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to the Company at the time. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this quarterly report on Form 10-Q are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of the Company’s future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. These risks, uncertainties and assumptions include, without limitation:

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
Effective July 29, 2016, the Company elected to become a “financial holding company” within the meaning of the Bank Holding Company Act. A financial holding company, and the nonbank companies under its control, are permitted to engage in activities considered financial in nature or incidental to financial activities. For the Company to become and remain eligible for financial holding company status, it and the Bank must meet certain criteria, including capital, management and Community Reinvestment Act (“CRA”) requirements. The failure to meet such criteria could, depending on which requirements were not met, result in the Company facing restrictions on new financial activities or acquisitions or being required to discontinue existing activities that are not otherwise permissible for bank holding companies.
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
The Company expects to originate approximately $1.50 billion in loans in 2016. Beginning in the third quarter of 2016, the Company plans to reduce the volume of guaranteed loans sold and begin retaining on its balance sheet up to approximately 25% of the aggregate balance of newly originated guaranteed loans that are otherwise eligible for sale in the secondary market. This plan to extend the duration of the holding period for a portion of loans held for sale combined with the second quarter 2016 transfer of $318.8 million in unguaranteed loans from held for sale to held for investment reflects the Company's strategic intention to retain more loans for its own portfolio in order to enhance net interest income in future periods. In light of management's current plans to hold more loans on balance sheet, the Company expects to sell $620 to $640 million dollars of guaranteed loans in the secondary market for the fiscal year ended December 31, 2016, and the Company's total loan portfolio on balance sheet will be $1.35 to $1.45 billion at year-end.
The Company expects $6.7 million in additional stock based compensation expense during the second half of 2016 related to restricted stock awards for key employee retention with an effective grant date of May 24, 2016, as discussed in Note 10 of this quarterly report on Form 10-Q. Subsequent expense after 2016 related to these awards will be approximately $350 thousand per quarter through the third quarter of 2020.
Results of Operations
Performance Summary
Three months ended June 30, 2016 compared with three months ended June 30, 2015
For the three months ended June 30, 2016, the Company reported net income of $123 thousand, or $0.00 per diluted share, as compared to $3.9 million, or $0.13 per diluted share, for the three months ended June 30, 2015. This decrease in net income is primarily due to the following items:

•
Increased provision for loan losses of $3.4 million driven by a transfer of $318.8 million in unguaranteed loans from being classified as held for sale to held for investment. Upon transfer from held for sale classification, loans held for investment become subject to the allowance for loan loss review process. As a result of this process, there was a $4.0 million increase in the provision for loan losses during the second quarter of 2016 attributable to this loan reclassification.

•	Decrease in net gains on sales of loans of $1.2 million, or 7.4%, principally related to the timing of settlements on contracted loan sales; and

•
Increased noninterest expense, predominately in salaries and employee benefits of $6.1 million, or 65.4%, combined with higher data processing expenses of $682 thousand, or 94.5%, both arising primarily from increased investments in human capital and infrastructure to support growing loan production from new and existing verticals as well as development of a new small-loan and deposit platform. Salaries and employee benefits for the second quarter of 2016 also included $2.2 million in stock based compensation expense related to restricted stock awards with an effective grant date of May 24, 2016 for key employee retention, as discussed in Note 10 of this quarterly report on Form 10-Q .

Partially offsetting the above items was a 82.5% increase in net interest income of $4.5 million combined with an increase in loan servicing revenue and revaluation of $1.7 million, or 96.2%.
Six months ended June 30, 2016 compared with six months ended June 30, 2015
For the six months ended June 30, 2016, the Company reported net income of $4.8 million, or $0.14 per diluted share, as compared to $12.0 million, or $0.41 per diluted share, for the six months ended June 30, 2015. This decrease in net income is primarily attributable to the following items:

•
Increased provision for loan losses of $3.8 million driven by the above mentioned transfer of $318.8 million in unguaranteed loans from being classified as held for sale to held for investment during the second quarter of 2016.

•
Decreased noninterest income of $410 thousand, or 1.0%, predominately driven by the absence of a one-time gain of $3.8 million in the first quarter of 2015 related to the sale of an investment in nCino, Inc., a former subsidiary of the Company (“nCino”) combined with net gains on sales of loans remaining relatively static with a decrease of $200 thousand. Partially offsetting negative variances to noninterest income was a $2.4 million increase in loan servicing revenue and revaluation arising principally from higher levels of servicing revenue with minimal negative valuation adjustments.

•
Increased noninterest expense, predominantly in salaries and employee benefits of $10.7 million, or 60.7%, combined with $1.0 million, or 84.7%, in occupancy expense and $997 thousand, or 61.7%, in data processing expense, all arising from the same driving factors discussed for the above three month comparative discussion.

Partially offsetting the above factors that contributed to decreased levels of net income was increased net interest income of $8.1 million, or 77.6%.
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
Three months ended June 30, 2016 compared with three months ended June 30, 2015
For the three months ended June 30, 2016, net interest income increased $4.5 million, or 82.5%, to $9.9 million compared to the three months ended June 30, 2015. This increase was due to growth in average interest earning assets and an increased yield on interest earning assets outpacing the growth and change in the cost of interest bearing liabilities. Average interest earning assets increased by $480.8 million, or 65.0%, to $1.22 billion for the three months ended June 30, 2016, compared to $739.4 million for the three months ended June 30, 2015, while the yield on average interest earning assets increased by twenty-four basis points to 4.41%. The cost of funds on interest bearing liabilities for the three months ended June 30, 2016 increased slightly by one basis point to 1.26%, and the average balance in interest bearing liabilities increased by $392.8 million, or 54.7%, over the same period. As indicated in the rate/volume table below, the slight increase in the cost of funds was outpaced by the effects of the increased volume of interest earning assets along with increased yields, resulting in increased interest income of $5.7 million and increased interest expense of $1.2 million for the three months ended June 30, 2016 compared to the second quarter of 2015. For the three months ended June 30, 2016 compared to the three months ended June 30, 2015, net interest margin increased from 2.95% to 3.26% due to the aforementioned effects.
Six months ended June 30, 2016 compared with six months ended June 30, 2015
For the six months ended June 30, 2016, net interest income increased $8.1 million, or 77.6%, to $18.6 million compared to the six months ended June 30, 2015. This increase was also due to increased yields and growth in average interest earning assets. Average interest earning assets increased by $390.4 million, or 54.5%, to $1.11 billion for the six months ended June 30, 2016 compared to $716.2 million for the six months ended June 30, 2015, while the yield on average interest earning assets increased by thirty-six basis points to 4.49%. The cost of funds on interest bearing liabilities for the six months ended June 30, 2016 increased slightly by two basis points to 1.24%, and the average balance in interest bearing liabilities increased by $310.5 million, or 45.0% during the same period. As indicated in the rate/volume table below, the slight increase in the cost of funds was outpaced by the effects of the increased yields and volume of interest earning assets, resulting in increased interest income of $10.1 million and increased interest expense of $2.0 million for the six months ended June 30, 2016. For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, net interest margin increased from 2.95% to 3.38% due to the aforementioned effects.

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

	Three months ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$224,838	$248	0.44%	$80,169	$70	0.35%
Investment securities	56,261	252	1.80	60,201	200	1.33%
Loans held for sale	398,087	5,527	5.57	364,504	4,536	4.99
Loans held for investment (1)	540,988	7,375	5.47	234,479	2,872	4.91
Total interest earning assets	1,220,174	13,402	4.41	739,353	7,678	4.17
Less: allowance for loan losses	(8,792)			(5,215)
Non-interest earning assets	145,343			109,580
Total assets	$1,356,725			$843,718

Interest bearing liabilities:
Money market accounts	$412,592	$797	0.77%	$338,604	$639	0.76%
Certificates of deposit	670,144	2,446	1.46	324,337	1,162	1.44
Total deposits	1,082,736	3,243	1.20	662,941	1,801	1.09
Small business lending fund	—	—	—	6,800	25	1.47
Other borrowings	28,270	242	3.43	48,424	419	3.47
Total interest bearing liabilities	1,111,006	3,485	1.26	718,165	2,245	1.25
Non-interest bearing deposits	19,311			13,470
Non-interest bearing liabilities	18,518			16,920
Shareholders' equity	207,865			95,137
Noncontrolling interest	25			26
Total liabilities and shareholders' equity	$1,356,725			$843,718

Net interest income and interest rate spread		$9,917	3.15%		$5,433	2.92%

Net interest margin			3.26			2.95

Ratio of average interest-earning assets to average interest-bearing liabilities			109.83%			102.95%

(1)	Average loan balances include non-accruing loans.

	Six months ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$169,071	$386	0.46%	$81,110	$136	0.34%
Investment securities	55,098	503	1.83	59,229	376	1.28
Loans held for sale	462,522	12,643	5.48	344,819	8,637	5.05
Loans held for investment(1)	419,887	11,264	5.38	230,997	5,501	4.80
Total interest earning assets	1,106,578	24,796	4.49	716,155	14,650	4.13
Less: allowance for loan losses	(8,086)			(4,807)
Non-interest earning assets	142,721			99,443
Total assets	$1,241,213			$810,791

Interest bearing liabilities:
Money market accounts	$399,900	$1,519	0.76%	$324,732	$1,235	0.77%
Certificates of deposit	571,543	4,168	1.46	310,679	2,042	1.33
Total deposits	971,443	5,687	1.17	635,411	3,277	1.04
Small business lending fund	—	—	—	6,800	50	1.48
Other borrowings	28,432	483	3.41	47,138	835	3.57
Total interest bearing liabilities	999,875	6,170	1.24	689,349	4,162	1.22
Non-interest bearing deposits	18,591			13,443
Non-interest bearing liabilities	18,756			14,780
Shareholders’ equity	203,962			93,202
Noncontrolling interest	29			17
Total liabilities and shareholders’ equity	$1,241,213			$810,791

Net interest income and interest rate spread		$18,626	3.25%		$10,488	2.91%

Net interest margin			3.38			2.95

Ratio of average interest-earning assets to average interest-bearing liabilities			110.67%			103.89%

(1)	Average loan balances include non-accruing loans.

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

	Three months ended June 30,			Six months ended June 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$35	$143	$178	$76	$174	$250
Investment securities	67	(15)	52	159	(32)	127
Loans held for sale	549	442	991	923	3,083	4,006
Loans held for investment	537	3,966	4,503	980	4,783	5,763
Total interest income	1,188	4,536	5,724	2,138	8,008	10,146
Interest expense:
Money market accounts	17	141	158	(2)	286	284
Certificates of deposit	33	1,251	1,284	318	1,808	2,126
Small business lending fund	—	(25)	(25)	—	(50)	(50)
Other borrowings	(4)	(173)	(177)	(27)	(325)	(352)
Total interest expense	46	1,194	1,240	289	1,719	2,008
Net interest income	$1,142	$3,342	$4,484	$1,849	$6,289	$8,138
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
The provision for loan losses for the second quarter of 2016 was $3.5 million compared to $50 thousand for the same period of 2015. For the six months ended June 30, 2016, the provision for loan losses was $4.9 million, an increase of $3.8 million compared to $1.1 million in the same period in 2015. The increase in the provision for loan losses for both quarter over quarter and year to year periods was principally driven by a large transfer of loans from held for sale status to held for investment, partially offset by the effects of positive credit conditions and revisions to the allowance for loan loss model, as discussed below.
During the second quarter of 2016 the Company implemented new policies designed to accelerate the ongoing growth of recurring revenues and reduce the market-related volatility of its revenue streams by increasing the level of loans retained on the balance sheet. Consequently, during the second quarter of 2016 the Company transferred $318.8 million in unguaranteed SBA loans from being classified as held for sale to held for investment. Timing of the transfer was largely influenced by the intent and ability to retain quality credits with higher long term yields. Upon transfer from held for sale classification, loans held for investment become subject to the allowance for loan loss review process. As a result, this loan reclassification necessitated a $4.0 million increase in the provision for loan losses during the second quarter of 2016.
During the second quarter of 2016, the Company also implemented enhancements to the methodology for estimating the allowance for loan losses, including refinements to the measurement of qualitative factors in the estimation process. Management believes these enhancements will improve the precision of the process for estimating the allowance. The Company estimates that these revisions to the allowance methodology resulted in an approximately $390 thousand reduction in the provision for loan losses during the second quarter of 2016.
Losses inherent in loan relationships are mitigated by the portion of the loan that is guaranteed by the SBA. A typical SBA 7(a) loan carries a 75% guarantee, which reduces the risk profile of these loans. The Company believes that its focus on compliance with regulations and guidance from the SBA are key factors to managing this risk.
Net charge-offs (recoveries) were $(240) thousand, or (0.18%) of average loans held for investment on an annualized basis, for the three months ended June 30, 2016, compared to net charge-offs of $101 thousand, or 0.17%, for the three months ended June 30, 2015. In addition, at June 30, 2016, nonperforming loans not guaranteed by the SBA totaled $2.2 million, which was 0.3% of the held-for-investment loan portfolio compared to $3.1 million, or 1.3%, of loans held for investment at June 30, 2015.

Noninterest Income
Noninterest income is principally comprised of net gains from the sale of SBA-guaranteed loans along with loan servicing revenue and revaluation. Revenue from the sale of loans depends upon the volume and rates of underlying loans as well as the pricing and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Other less common elements of noninterest income include nonrecurring gains and losses on investments.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Noninterest income
Loan servicing revenue	$5,081	$3,870	$1,211	31.29%
Loan servicing asset revaluation	(1,604)	(2,098)	494	(23.55)
Net gains on sales of loans	14,555	15,719	(1,164)	(7.41)
Construction supervision fee income	667	317	350	110.41
Other noninterest income	649	327	322	98.47
Total noninterest income	$19,348	$18,135	$1,213	6.69%

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Noninterest income
Loan servicing revenue	$9,865	$7,463	$2,402	32.19%
Loan servicing asset revaluation	(1,630)	(1,585)	(45)	2.84
Net gains on sales of loans	30,980	31,180	(200)	(0.64)
Equity in loss of non-consolidated affiliates	—	(26)	26	100.00
Gain on sale of investment in non-consolidated affiliate	—	3,782	(3,782)	(100.00)
Construction supervision fee income	1,297	533	764	143.34
Other noninterest income	1,268	843	425	50.42
Total noninterest income	$41,780	$42,190	$(410)	(0.97)%
For the three months ended June 30, 2016, noninterest income increased by $1.2 million, or 6.7%, compared to the three months ended June 30, 2015. Increases in core revenue was isolated to the net growth in the serviced loan portfolio which generated $1.2 million of increased servicing revenue. Other primary contributors to the increased level of noninterest income were lower valuation expense adjustments to the servicing asset of $494 thousand combined with a $350 thousand increase in additional fees earned for monitoring higher levels of multi-advance loans in the second quarter of 2016. Offsetting the increase in noninterest income from the same period a year ago was a decrease in net gains on sales of loans of $1.2 million, or 7.4%, principally related to the timing of settlements on contracted loan sales.
For the six months ended June 30, 2016, noninterest income decreased by $410 thousand, or (1.0%), compared to the six months ended June 30, 2015. Decreases in noninterest income were primarily the result of a $3.8 million one-time gain arising in the first quarter of 2015 related to the sale of the investment in nCino combined with net gains on sales of loans remaining relatively static with a decrease of $200 thousand and minimal change in servicing asset valuation expense adjustments of $45 thousand. Significantly offsetting negative variances to noninterest income was a $2.4 million increase in loan servicing revenue principally from growing levels of serviced loans combined with $764 thousand in additional fees earned for monitoring higher levels of multi-advance loans.

The following table reflects loan production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended June 30,		Three months ended March 31,
	2016	2015	2016	2015
Amount of loans originated	$356,865	$276,822	$284,530	$248,058
SBA-guaranteed portions of loans sold	135,555	137,134	155,643	137,047
Outstanding balance of guaranteed loans sold (1)	1,970,908	1,504,115	1,894,428	1,403,968

	Six months ended June 30,		For years ended December 31,
	2016	2015	2015	2014	2013	2012
Amount of loans originated	$641,395	$524,880	$1,158,640	$848,090	$498,752	$413,763
SBA-guaranteed portions of loans sold	291,198	274,181	640,886	433,912	339,342	276,676
Outstanding balance of guaranteed loans sold (1)	1,970,908	1,504,115	1,779,989	1,302,828	1,005,764	767,721

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for all loans that the Bank originates, including loans sold, are retained by the Bank. In exchange for continuing to service loans that are sold, the Bank receives fee income represented in loan servicing revenue equivalent to one percent of the outstanding balance of the loans sold. In addition, the cost of servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For the three and six months ended June 30, 2016, loan servicing revenue increased $1.2 million and $2.4 million, or 31.3% and 32.2%, respectively, compared to the three and six months ended June 30, 2015, as a result of an increase in the average outstanding balance of guaranteed loans sold. At June 30, 2016, the outstanding balance of guaranteed loans sold in the secondary market was $1.97 billion, with a weighted average servicing rate of 1.06%. At June 30, 2015, the outstanding balance of guaranteed loans sold was $1.50 billion, with a weighted average servicing rate of 1.09%. Prior to January 2010, the Company sold loans for servicing in excess of 1.0%. As loans sold for servicing fee rates in excess of 1.0% prior to fiscal year 2010 amortize, the Company expects that the weighted average servicing rate will approach and stabilize at approximately 1.0%.
Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended June 30, 2016, there was a net negative loan servicing revaluation adjustment of $1.6 million compared to a net negative revaluation adjustment of $2.1 million for the three months ended June 30, 2015. For the six months ended June 30, 2016 and 2015 the Company had a net negative loan servicing valuation adjustment of $1.6 million for each period. The $494 thousand improvement in service valuation for the three-month period ended June 30, 2016, compared to the same period ended June 30, 2015, was primarily due to an increase in the amortization rate of the serviced portfolio and a decline in the premium market.
Net Gains on Sale of Loans: For the three and six months ended June 30, 2016, net gains on sales of loans decreased $1.2 million and $200 thousand, or 7.4% and 0.6%, respectively, compared to the three and six months ended June 30, 2015 primarily due to a timing related decrease in the volume of guaranteed loans sold. For the three months ended June 30, 2016, the volume of guaranteed loans sold decreased $1.6 million, or 1.2%, to $135.6 million from $137.1 million for the three months ended June 30, 2015. The volume of guaranteed loans sold in the six months ended June 30, 2016 was $291.2 million, an increase of $17.0 million, or 6.2%, from $274.2 million in guaranteed loan sales in the six months ended June 30, 2015. The premium paid in the secondary market had a negative impact on the net gain on sale of loans. The average net gain on sale for the three and six months ended June 30, 2016, was somewhat lower at $107 thousand and $106 thousand of revenue for each $1 million in loans sold, respectively, compared to $115 thousand and $114 thousand of revenue for each $1 million sold for the three and six months ended June 30, 2015, respectively.

Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2015/2016 Increase (Decrease)
	2016	2015	Amount	Percent
Noninterest expense
Salaries and employee benefits	$15,411	$9,319	$6,092	65.37%
Non-staff expenses:
Travel expense	2,330	2,238	92	4.11
Professional services expense	910	548	362	66.06
Advertising and marketing expense	1,365	1,118	247	22.09
Occupancy expense	1,055	736	319	43.34
Data processing expense	1,404	722	682	94.46
Equipment expense	534	388	146	37.63
Other loan origination and maintenance expense	621	234	387	165.38
Other expense	1,502	1,514	(12)	(0.79)
Total non-staff expenses	9,721	7,498	2,223	29.65
Total noninterest expense	$25,132	$16,817	$8,315	49.44%

	Six Months Ended June 30,		2015/2016 Increase (Decrease)
	2016	2015	Amount	Percent
Noninterest expense
Salaries and employee benefits	$28,404	$17,674	$10,730	60.71%
Non-staff expenses:
Travel expense	4,176	3,714	462	12.44
Professional services expense	1,438	1,398	40	2.86
Advertising and marketing expense	2,328	2,126	202	9.50
Occupancy expense	2,248	1,217	1,031	84.72
Data processing expense	2,612	1,615	997	61.73
Equipment expense	1,085	831	254	30.57
Other loan origination and maintenance expense	1,195	711	484	68.07
Other expense	3,357	2,233	1,124	50.34
Total non-staff expenses	18,439	13,845	4,594	33.18
Total noninterest expense	$46,843	$31,519	$15,324	48.62%
Total noninterest expense for the three and six months ended June 30, 2016 increased $8.3 million, or 49.4%, and $15.3 million, or 48.6%, compared to the same periods in 2015. The increase in noninterest expense was predominately impacted by increased personnel, travel, occupancy, data processing and other expenses predominantly driven by the significant growth of the Company's core business. Other expenses is comprised of various expense categories that are predominantly driven by the growth of the Company. Changes in various components of noninterest expense are discussed below.

Salaries and employee benefits: Total personnel expense for the three and six months ended June 30, 2016 increased by $6.1 million, or 65.4%, and $10.7 million or 60.7%, compared to the same periods in 2015. This increase primarily resulted from further investment in human capital to support the growing loan production from new and existing verticals as well as development of a new small-loan and deposit platform. Full-time equivalent employees increased from 283 at June 30, 2015 to 371 at June 30, 2016, further supporting the increase in personnel expense. Salaries and employee benefits expense included $2.9 million and $184 thousand of stock based compensation in the three months ended June 30, 2016 and 2015, respectively, and $3.6 million and $310 thousand for the six months ended June 30, 2016 and 2015, respectively. Expenses related to the employee stock purchase program, stock grants, stock options, stock option compensation and restricted stock expense are all considered stock based compensation.
Stock based compensation of $2.2 million is included in 2016 salaries and employee benefits related to restricted stock awards for key employee retention with an effective grant date of May 24, 2016 , as discussed in Note 10 of this quarterly report on Form 10-Q. On March 23, 2016, the 162(m) Subcommittee of the Compensation Committee of the Board of Directors of the Company approved these restricted stock unit ("RSU") awards covering a total of 1,357,500 shares of the Company's voting common stock; comprised of 507,500 shares related to RSU awards and 850,000 shares related to RSU awards with a market price condition of $34 per share. The vesting of the awards is subject to the Company achieving total revenue of at least $100 million for fiscal year 2016. In addition, vesting of the awards was subject to the approval by the Company's shareholders of certain amendments to the Company's 2015 Omnibus Plan, including an increase in the number of shares authorized under the 2015 Omnibus Plan, which were approved on May 24, 2016. The grant date of these awards was effective when shareholder approval was received. See Note 10 - Stock Plans for more information.
Travel expense: For the three and six months ended June 30, 2016, total travel expenses increased by $92 thousand, or 4.1%, and $462 thousand, or 12.4%, respectively, compared to the same periods in 2015. Travel costs are an inherent function of the Company’s business strategy because the Company does not maintain branch locations across its national footprint. The increase in travel-related expenses was primarily driven by growing loan production (up $80.0 million, or 28.9%, and $116.5 million, or 22.2%, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015). Travel costs also increased due to the Company’s customer relationship management strategy via the Company’s business advisory group, or BAG, as a result of servicing a $3.18 billion loan portfolio as of June 30, 2016. Travel expense represented 9.3% and 8.9% of total noninterest expense for the three and six month periods ended June 30, 2016, respectively.
Professional services expense: For the three and six months ended June 30, 2016, the total cost of professional services increased by $362 thousand, or 66.1%, and $40 thousand, or 2.9%, respectively, compared to the same periods in 2015. The increase is primarily attributable to a shift in timing of outsourced internal audit combined with consulting services in the development of new verticals and the build out of the small-loan and deposit platforms.
Occupancy expense: For the three and six months ended June 30, 2016, total occupancy costs increased $319 thousand, or 43.3%, and $1.0 million, or 84.7%, respectively, compared to the same periods in 2015. The primary drivers of the increase in occupancy expense was increased levels of personnel who support loan production and portfolio service along with related infrastructure including a new building on the Company's main campus that was placed in service during the third quarter of 2015.
Data processing expense: For the three and six months ended June 30, 2016, the total costs associated with data processing and development increased $682 thousand, or 94.5%, and $997 thousand, or 61.7%, respectively, compared to the same periods in 2015. This increase was principally due to the increased levels of activity in the core system from the substantial growth in loan originations, software and applications to operate and expand the Company's digital platform.
Loan related expenses: For the three and six months ended June 30, 2016, total loan related expenses increased $387 thousand, or 165.4%, and $484 thousand, or 68.1%, respectively, compared to the same periods in 2015. Loans guaranteed by the SBA are assessed a guarantee fee. The primary factor for the increase in loan related expenses is the Bank's continued growth in originations of SBA guaranteed loans, requiring higher levels of guarantee fees.
Income Tax Expense
The effective tax rates for the three and six months ended June 30, 2016 were 81.9% and 44.6%, respectively, compared to the effective tax rates of 41.3% and 40.2% for the three and six months ended June 30, 2015, respectively. The effective tax rate for the three months ended June 30, 2016 was higher than the corresponding periods in 2016 and 2015 principally due to higher levels of nondeductible expenses in 2016 in a quarter with a low level of pretax income.

Discussion and Analysis of Financial Condition
June 30, 2016 vs. December 31, 2015
Total assets at June 30, 2016 were $1.40 billion, an increase of $342.7 million, or 32.6%, compared to total assets of $1.05 billion at December 31, 2015. The growth in total assets was principally driven by the following:

•	Growth in loan originations combined with longer retention times of loans held for sale, comprised largely of loans in newer verticals which require a period of loan advances prior to being sold; and

•	Increased levels of deposits of $336.0 million, arising from a successful deposit gathering campaign.
Cash and cash equivalents were $175.5 million at June 30, 2016, an increase of $72.9 million, or 71.0%, compared to $102.6 million at December 31, 2015, primarily as a result of increases in the deposit portfolio.
Total investment securities increased $13.0 million during the first six months of 2016, from $53.8 million at December 31, 2015, to $66.8 million at June 30, 2016, an increase of 24.3%. The portfolio is comprised of US government agency securities, residential mortgage-backed securities and a mutual fund.
Loans held for sale decreased $151.4 million, or 31.5%, during the first six months of 2016, from $480.6 million at December 31, 2015, to $329.2 million at June 30, 2016. The decrease was primarily the result of the aforementioned reclassification of $318.8 million of unguaranteed loans to held for investment classification, offset by strong growth in loan origination activities.
Loans held for investment increased $410.5 million, or 146.6%, during the first six months of 2016, from $280.0 million at December 31, 2015, to $690.5 million at June 30, 2016. The increase was primarily the result of the transfer of $318.8 million in unguaranteed loans from held for sale to held for investment combined with robust loan growth from loan origination activities.
Servicing assets increased $4.2 million, or 9.6%, during the first six months of 2016, from $44.2 million at December 31, 2015, to $48.5 million at June 30, 2016. The increase in servicing assets is primarily the result of loan sales during the first half of 2016 significantly outpacing the amortization of the existing serviced portfolio.
Total deposits were $1.14 billion at June 30, 2016, an increase of $336.0 million, or 41.8%, from $804.8 million at December 31, 2015. The increase in deposits was driven by execution of deposit gathering campaigns to support the growth in loan originations.
Shareholders’ equity at June 30, 2016 was $207.4 million as compared to $199.5 million at December 31, 2015. The book value per share was $6.06 at June 30, 2016 and average equity to average assets was 16.4% for the six months ended June 30, 2016, compared to a book value per share of $5.84 at December 31, 2015 and average equity to average assets of 15.5% for the year ended December 31, 2015. The change in shareholders’ equity principally represents net income to common shareholders for the six months ended June 30, 2016 of $4.8 million combined with stock based compensation expense of $3.6 million partially offset by $1.0 million in dividends.
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

The following table provides information with respect to nonperforming assets and troubled debt restructurings at the dates indicated.

	June 30, 2016	December 31, 2015
Nonperforming assets:
Total nonperforming loans (all on nonaccrual)	$12,902	$12,367
Total accruing loans past due 90 days or more	—	—
Foreclosed assets	2,971	2,666
Total troubled debt restructurings	10,706	11,021
Less nonaccrual troubled debt restructurings	(8,509)	(8,814)
Total performing troubled debt restructurings	2,197	2,207
Total nonperforming assets and troubled debt restructurings	$18,070	$17,240
Total nonperforming loans to total loans held for investment	1.87%	4.42%
Total nonperforming loans to total assets	0.92%	1.17%
Total nonperforming assets and troubled debt restructurings to total assets	1.30%	1.64%

	June 30, 2016	December 31, 2015
Nonperforming assets guaranteed by U.S. government:
Total nonperforming loans guaranteed by the SBA (all on nonaccrual)	$10,728	$10,330
Total accruing loans past due 90 days or more guaranteed by the SBA	—	—
Foreclosed assets guaranteed by the SBA	2,538	2,293
Total troubled debt restructurings guaranteed by the SBA	7,508	7,710
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(7,367)	(7,550)
Total performing troubled debt restructurings guaranteed by SBA	141	160
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$13,407	$12,783
Total nonperforming loans not guaranteed by the SBA to total held for investment loans	0.31%	0.73%
Total nonperforming loans not guaranteed by the SBA to total assets	0.16%	0.19%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.33%	0.42%
Total nonperforming assets and troubled debt restructurings at June 30, 2016 were $18.1 million, which represented an $830 thousand, or 4.8%, increase from December 31, 2015. Total nonperforming assets at June 30, 2016 were comprised of $12.9 million in nonaccrual loans and $3.0 million in foreclosed assets. Of the $18.1 million of nonperforming assets and troubled debt restructurings ("TDRs"), $13.4 million carried an SBA guarantee, leaving an unguaranteed exposure of $4.7 million in total nonperforming assets and TDRs at June 30, 2016. The unguaranteed exposure in total nonperforming assets and TDRs at December 31, 2015 was $4.5 million. Unguaranteed exposure relating to nonperforming assets and TDRs at June 30, 2016 increased by $206 thousand, or 4.6%, compared to December 31, 2015.
As a percentage of the Bank’s total capital, nonperforming loans represented 10.4% at June 30, 2016, compared to nonperforming loans of 12.0% of the Bank’s total capital at December 31, 2015. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans to reflect the management’s belief that the greater magnitude of risk resides in this portion, the ratios at June 30, 2016 and December 31, 2015 were 1.8% and 2.0%, respectively.
Risk Grades 5 through 8 represent the spectrum of criticized and impaired loans. As of June 30, 2016, potential problem loans and impaired loans totaled $51.8 million with loans in the Veterinary and Healthcare industries, our two largest verticals, comprising 38.7% and 32.3%, respectively. As of December 31, 2015, potential problem and impaired loans totaled $41.0 million with loans in the Veterinary and Healthcare industry verticals comprising 50.2% and 27.0%, respectively. The majority of the impaired loans in the Veterinary industry were originated prior to 2010. The Company believes that its underwriting and credit quality standards have improved as the business has matured. At June 30, 2016, the portion of criticized loans guaranteed by the SBA totaled $20.8 million resulting in unguaranteed exposure risk of $31.0 million, or 4.7% of total held for investment unguaranteed exposure. This compares to total criticized and impaired loans of $41.0 million at December 31, 2015, of which $17.2 million was guaranteed by the SBA.

The Bank does not classify loans that experience insignificant payment delays and payment shortfalls as impaired. The Bank considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short term issues. In all cases, credit will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan long term. To date, the only types of short term modifications the Bank has given are payment deferral and interest only extensions. The Bank does not typically alter the rate or lengthen the amortization of the note due to insignificant payment delays. Short term modifications are not classified as TDRs, because they do not meet the definition set by the applicable accounting standards and the Federal Deposit Insurance Corporation.
Management endeavors to be proactive in its approach to identify and resolve criticized (Risk Grade 5) loans and is focused on working with the borrowers and guarantors of these loans to provide loan modifications when warranted. At June 30, 2016 and December 31, 2015, Risk Grade 5 loans totaled $29.8 million and $17.5 million, respectively. The increase in Risk Grade 5 loans from December 31, 2015 to June 30, 2016 was principally confined to three verticals; Healthcare ($6.2 million or 50.7% of increase), Deathcare ($2.5 million or 20.5% of increase), and Agriculture ($1.8 million or 14.6% of increase). The underlying cause of the increase in Risk Grade 5 loans from December 31, 2015 to June 30, 2016 was ongoing maturation of legacy verticals combined with a $1.4 million positive migration of Risk Grade 6 loans to Risk Grade 5.  At June 30, 2016, approximately 99.3% of loans classified as Risk Grade 5 are performing with no current payments past due. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
Allowance for Loan Losses
The allowance for loan losses (“ALL”), a material estimate which could change significantly in the near-term in the event of rapidly deteriorating credit quality, is established through a provision for loan losses charged to earnings to account for losses that are inherent in the loan portfolio and estimated to occur, and is maintained at a level that management considers appropriate to absorb losses in the loan portfolio. Loan losses are charged against the ALL when management believes that the collectibility of the principal loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL when received.
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
Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the ALL, set forth in accounting principles generally accepted in the United States of America (“GAAP”). Methodology for determining the ALL is generally based on GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The ALL is determined by the sum of three separate components: (i) the impaired loan component, which addresses specific reserves for impaired loans; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans; and (iii) an unallocated reserve component (if any) based on management’s judgment and experience. The loan pools and impaired loans are mutually exclusive; any loan that is impaired should be excluded from its homogeneous pool for purposes of that pool’s reserve calculation, regardless of the level of impairment.
During the second quarter of 2016, the Company implemented enhancements to the methodology for estimating the allowance for loan losses, including refinements to the measurement of qualitative factors in the estimation process. Management believes these enhancements will improve the precision of the process for estimating the allowance.

The ALL of $7.4 million at December 31, 2015 increased by $4.9 million, or 66.0%, to $12.3 million at June 30, 2016. The ALL, as a percentage of loans held for investment, amounted to 1.8% at June 30, 2016 and 2.6% at December 31, 2015. The increase in the allowance for loan losses was largely attributable to the earlier mentioned reclassification of $318.8 million in performing unguaranteed loans from held for sale to held for investment during the second quarter of 2016 combined with continued growth in the loan portfolio, partially offset by positive credit conditions. General reserves as a percentage of non-impaired loans amounted to 1.48% at June 30, 2016 and 2.05% December 31, 2015. By transferring a $318.8 million pool of high quality unguaranteed credits into the held for investment portfolio, the allowance as a percentage of total loans held for investment and general reserves as a percentage of non-impaired loans declined as compared to December 31, 2015. Net charge-offs (recoveries) were $(240) thousand for the three months ended June 30, 2016, compared to net charge-offs of $101 thousand for the three months ended June 30, 2015. Annualized net charge-offs in the first six months of 2016 were 0.00% of average loans held for investment, compared to annualized net charge-offs of 0.30% in the same period of 2015.
Actual past due loans have declined, and loan charge-offs have declined as management continues to work to improve asset quality. Management believes the ALL of $12.3 million at June 30, 2016 is appropriate in light of the risk inherent in the loan portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current ALL or that future increases in the ALL will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ALL, thus adversely affecting the Company’s operating results. Additional information on the ALL is presented in Note 5 to the consolidated financial statements included with this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At June 30, 2016, the total amount of these four items was $399.8 million, or 28.7% of total assets, an increase of $108.4 million from $291.4 million, or 27.7% of total assets, at December 31, 2015.
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
At June 30, 2016, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, while $101 thousand was pledged for trust activities in the state of Ohio and $1.2 million was pledged for secured federal funds lines of credit, leaving $65.5 million available as lendable collateral.
Contractual Obligations
The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of June 30, 2016. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$440,391	$440,391	$—	$—	$—
Time deposits	700,406	438,427	191,887	70,092	—
Long term borrowings	28,173	597	1,682	6,000	19,894
Operating lease obligations	1,335	432	619	284	—
Total	$1,170,305	$879,847	$194,188	$76,376	$19,894

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
The balance sheet is liability-sensitive with a total cumulative gap position of -1.355% at June 30, 2016. During 2016, a large volume of deposits were obtained through a nationwide campaign, resulting in the liability-sensitive gap position. A liability-sensitive position means that net interest income will generally move in the opposite direction as interest rates. For instance, if interest rates increase, net interest income can be expected to decrease, and if interest rates decrease, net interest income can be expected to increase. The Company attempts to mitigate interest rate risk with the majority of assets and liabilities being short-term, adjustable rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.
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

Capital amounts and ratios as of June 30, 2016 and December 31, 2015, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - June 30, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$192,140	18.26%	$47,341	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$204,449	19.43%	$84,162	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$192,140	18.26%	$63,121	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$192,140	14.32%	$53,664	4.00%	N/A	N/A
Bank - June 30, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$111,628	11.12%	$45,193	4.50%	$65,279	6.50%
Total Capital (to Risk-Weighted Assets)	$123,937	12.34%	$80,344	8.00%	$100,430	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$111,628	11.12%	$60,258	6.00%	$80,344	8.00%
Tier 1 Capital (to Average Assets)	$111,628	8.78%	$50,863	4.00%	$63,579	5.00%
Consolidated - December 31, 2015
Common Equity Tier 1 (to Risk-Weighted Assets)	$191,366	23.22%	$37,087	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$198,781	24.12%	$65,933	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$191,366	23.22%	$49,450	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$191,366	18.36%	$41,702	4.00%	N/A	N/A
Bank - December 31, 2015
Common Equity Tier 1 (to Risk-Weighted Assets)	$96,056	12.28%	$35,207	4.50%	$50,855	6.50%
Total Capital (to Risk-Weighted Assets)	$103,471	13.23%	$62,591	8.00%	$78,238	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$96,056	12.28%	$46,943	6.00%	$62,591	8.00%
Tier 1 Capital (to Average Assets)	$96,056	9.75%	$39,398	4.00%	$49,248	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2016, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2016 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
Management has not evaluated any changes in the Company's internal control over financial reporting that occurred during the quarterly period ended June 30, 2016 due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three and six months ended June 30, 2016, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
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

Live Oak Bancshares, Inc.
(Registrant)

Date: August 8, 2016	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)
3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1, filed on June 19, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)
4.2
Registration and Other Rights Agreement between Live Oak Bancshares, Inc. and Wellington purchasers (incorporated by reference to Exhibit 4.2 of the registration statement on Form S-1, filed on June 19, 2015)

10.1	Performance RSU Award Agreement for Neil L. Underwood dated March 23, 2016 (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on March 25, 2016)
10.2
Performance RSU Award Agreement with Stock Price Condition for Neil L. Underwood dated March 23, 2016 (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed on March 25, 2016)

10.3
Live Oak Bancshares, Inc., 2015 Omnibus Stock Incentive Plan as Amended and Restated effective May 24, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 27, 2016)

10.4	Live Oak Bancshares, Inc., Amended and Restated Employee Stock Purchase Plan dated May 24, 2016*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements*

*    Indicates a document being filed with this Form 10-Q.

**
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.