Form 10-Q
period 2016-09-30
Live Oak Bancshares, Inc.
filed 2016-11-08
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of November 7, 2016, there were 29,509,945 shares of the registrant’s voting common stock outstanding and 4,723,530 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Live Oak Bancshares, Inc.
Consolidated Balance Sheets
As of September 30, 2016 (unaudited) and December 31, 2015*
(Dollars in thousands)

	September 30, 2016	December 31, 2015*
Assets
Cash and due from banks	$355,485	$102,607
Certificates of deposit with other banks	7,500	10,250
Investment securities available-for-sale	70,334	53,762
Loans held for sale	345,277	480,619
Loans held for investment	766,977	279,969
Allowance for loan losses	(15,178)	(7,415)
Net loans	751,799	272,554
Premises and equipment, net	60,646	62,653
Foreclosed assets	2,235	2,666
Servicing assets	49,729	44,230
Other assets	26,735	23,281
Total assets	$1,669,740	$1,052,622
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$28,461	$21,502
Interest-bearing	1,374,556	783,286
Total deposits	1,403,017	804,788
Long term borrowings	28,074	28,375
Other liabilities	24,497	19,971
Total liabilities	1,455,588	853,134
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 29,491,520 and 29,449,369 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	145,284	137,492
Class B common stock, no par value, 10,000,000 shares authorized, 4,723,530 shares issued and outstanding at September 30, 2016 and December 31, 2015	50,015	50,015
Retained earnings	18,723	12,140
Accumulated other comprehensive income (loss)	130	(192)
Total shareholders’ equity attributed to Live Oak Bancshares, Inc.	214,152	199,455
Noncontrolling interest	—	33
Total equity	214,152	199,488
Total liabilities and shareholders’ equity	$1,669,740	$1,052,622
*    Derived from audited consolidated financial statements.
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Income
For the three and nine months ended September 30, 2016 and 2015 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income
Loans and fees on loans	$14,961	$8,728	$38,868	$22,866
Investment securities, taxable	337	211	840	587
Other interest earning assets	264	84	650	220
Total interest income	15,562	9,023	40,358	23,673
Interest expense
Deposits	3,689	1,997	9,376	5,274
Borrowings	242	395	725	1,280
Total interest expense	3,931	2,392	10,101	6,554
Net interest income	11,631	6,631	30,257	17,119
Provision for loan losses	3,806	1,212	8,692	2,339
Net interest income after provision for loan losses	7,825	5,419	21,565	14,780
Noninterest income
Loan servicing revenue	5,860	4,216	15,725	11,678
Loan servicing asset revaluation	(3,421)	(2,650)	(5,051)	(4,234)
Net gains on sales of loans	21,833	15,424	52,813	46,604
Equity in loss of non-consolidated affiliates	—	—	—	(26)
Gain on sale of investment in non-consolidated affiliate	—	—	—	3,782
Gain on sale of investment securities available-for-sale	1	12	1	12
Construction supervision fee income	502	344	1,799	877
Other noninterest income	657	424	1,925	1,267
Total noninterest income	25,432	17,770	67,212	59,960
Noninterest expense
Salaries and employee benefits	17,471	9,949	45,875	27,623
Travel expense	2,218	2,200	6,394	5,914
Professional services expense	907	493	2,345	1,891
Advertising and marketing expense	1,097	1,051	3,425	3,177
Occupancy expense	1,058	703	3,306	1,920
Data processing expense	1,252	773	3,864	2,388
Equipment expense	611	642	1,696	1,473
Other loan origination and maintenance expense	806	673	2,001	1,384
Other expense	1,798	1,579	5,155	3,811
Total noninterest expense	27,218	18,063	74,061	49,581
Income before taxes	6,039	5,126	14,716	25,159
Income tax expense	2,561	2,228	6,432	10,272
Net income	3,478	2,898	8,284	14,887
Net loss attributable to noncontrolling interest	1	3	9	23
Net income attributable to Live Oak Bancshares, Inc.	$3,479	$2,901	$8,293	$14,910
Basic earnings per share	$0.10	$0.09	$0.24	$0.50
Diluted earnings per share	$0.10	$0.09	$0.24	$0.48
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$3,478	$2,898	$8,284	$14,887
Other comprehensive (loss) income before tax:
Net unrealized (loss) gain on investment securities arising during the period	(115)	151	525	15
Reclassification adjustment for (gain) loss on sale of securities available-for-sale included in net income	(1)	(12)	(1)	(12)
Other comprehensive (loss) income before tax	(116)	139	524	3
Income tax benefit (expense)	45	(53)	(202)	(1)
Other comprehensive (loss) income, net of tax	(71)	86	322	2
Total comprehensive income	$3,407	$2,984	$8,606	$14,889
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Common stock			Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non- controlling interest	Total equity
	Shares
	Class A	Class B	Amount
Balance at December 31, 2014	23,896,400	4,723,530	$98,672	$(6,943)	$85	$—	$91,814
Net income (loss)	—	—	—	14,910	—	(23)	14,887
Other comprehensive income	—	—	—	—	2	—	2
Consolidation of investment with non-controlling interest	—	—	—	—	—	35	35
Stock option exercises	47,570	—	215	—	—	—	215
Stock option based compensation expense	—	—	726	—	—	—	726
Restricted stock expense	—	—	83	—	—	—	83
Capital contribution from non-controlling interest	—	—	—	—	—	22	22
Issuance of common stock in connection with initial public offering, net of issue costs	5,500,000	—	87,171	—	—	—	87,171
Dividends (distributions to shareholders)	—	—	—	(859)	—	—	(859)
Balance at September 30, 2015	29,443,970	4,723,530	$186,867	$7,108	$87	$34	$194,096
Balance at December 31, 2015	29,449,369	4,723,530	$187,507	$12,140	$(192)	$33	$199,488
Net income (loss)	—	—	—	8,293	—	(9)	8,284
Other comprehensive income	—	—	—	—	322	—	322
Issuance of restricted stock	16,745	—	—	—	—	—	—
Stock option exercises	25,406	—	147	—	—	—	147
Stock option based compensation expense	—	—	1,752	—	—	—	1,752
Restricted stock expense	—	—	5,893	—	—	—	5,893
Acquisition of non-controlling interest	—	—	—	—	—	(24)	(24)
Dividends (distributions to shareholders)	—	—	—	(1,710)	—	—	(1,710)
Balance at September 30, 2016	29,491,520	4,723,530	$195,299	$18,723	$130	$—	$214,152
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$8,284	$14,887
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,201	1,917
Provision for loan losses	8,692	2,339
Amortization of premium on securities, net of accretion	135	36
Amortization (accretion) of discount on unguaranteed loans, net	773	1,650
Deferred tax (benefit) expense	(510)	936
Originations of loans held for sale	(701,415)	(740,378)
Proceeds from sales of loans held for sale	555,192	508,322
Net gains on sale of loans held for sale	(52,813)	(46,604)
Net loss on sale of foreclosed assets	61	12
Net increase in servicing assets	(5,499)	(5,591)
Gain on sale of securities available-for-sale	(1)	(12)
Gain on sale of investment in non-consolidated affiliate	—	(3,782)
Net loss on disposal of premises and equipment	—	16
Stock option based compensation expense	1,752	726
Restricted stock expense	5,893	83
Equity in loss of non-consolidated affiliates	—	26
Changes in assets and liabilities:
Other assets	(858)	(2,431)
Other liabilities	2,652	2,025
Net cash used by operating activities	(174,461)	(265,823)
Cash flows from investing activities
Purchases of securities available-for-sale	(24,946)	(15,437)
Proceeds from sales, maturities, calls, and principal paydowns of securities available-for-sale	8,764	13,106
Proceeds from sale/collection of foreclosed assets	680	514
Maturities of certificates of deposit with other banks	2,750	—
Proceeds from sale of investment in non-consolidated affiliate	—	9,896
Net cash acquired in consolidation of equity method investment	—	319
Capital contribution from non-controlling interest	—	22
Loan originations and principal collections, net	(154,738)	66,835
Purchases of premises and equipment, net	(1,194)	(29,295)
Net cash (used in) provided by investing activities	(168,684)	45,960
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
For the nine months ended September 30, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities
Net increase in deposits	598,229	240,548
Proceeds from long term borrowings	—	12,960
Repayment of long term borrowings	(301)	(12,730)
Repayment of short term borrowings	—	(6,100)
Stock option exercises	147	215
Sale of common stock, net	—	87,171
Shareholder dividend distributions	(2,052)	(2,222)
Net cash provided by financing activities	596,023	319,842
Net increase in cash and cash equivalents	252,878	99,979
Cash and cash equivalents, beginning	102,607	29,902
Cash and cash equivalents, ending	$355,485	$129,881

Supplemental disclosure of cash flow information
Interest paid	$10,120	$6,501
Income tax	5,739	11,312

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains on available-for-sale securities, net of taxes	$322	$2
Transfers from loans to foreclosed real estate and other repossessions	406	700
Transfers from foreclosed real estate to SBA receivable	96	—
Transfers of loans accounted for as secured borrowing collateral to other assets	—	4,575
Transfer of loans held for sale to loans held for investment	339,322	7,410
Transfer of loans held for investment to loans held for sale	2,296	2,129
Contingent consideration in acquisition of controlling interest in equity method investment	24	170
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
The Company acquired control over 504FA, previously carried as an equity method investment, on February 2, 2015 by increasing its ownership from 50.0% to 91.3%. The acquisition of an additional 41.3% of ownership occurred in exchange for contingent consideration estimated to total $170 thousand. Transactions in the third quarter of 2015 and first quarter of 2016 increased the Company’s ownership to 92.9%. On September 1, 2016, the Company acquired the remaining 7.1% ownership from a third party investor in exchange for contingent consideration estimated to total $24 thousand.
In August 2016, the Company formed Live Oak Ventures, Inc. for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in online banking for small businesses.
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
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016. The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities Exchange Commission on March 14, 2016 (SEC File No. 001-37497) (the "2015 Annual Report"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2015 Annual Report. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's 2015 Annual Report.
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
During the second quarter of 2016, the Bank transferred $318.8 million in unguaranteed loans from the HFS category to the HFI category to better reflect current intentions of the Company.
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions for items including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company on January 1, 2017 and the Company is currently assessing the impact the adoption of this standard will have on the consolidated financial statements. Early adoption is permitted.

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
In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"). This guidance also amends the previously issued ASU No. 2014-09 to clarify guidance related to collectibility, noncash consideration, presentation of sales tax and transition. The amendments will be effective for the Company on January 1, 2018. The Company does not expect these amendments to have a material effect on its consolidated financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). This guidance amends the Accounting Standards Codification 230, "Statement of Cash Flows," to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU addresses cash flow issues including: (i) debt prepayment or debt extinguishment costs, (ii) zero-coupon bonds, (iii) settlement of a contingent consideration liability, (iv) proceeds from the settlement of insurance claims, (v) proceeds from corporate-owned life insurance, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) the "predominance principle." ASU 2016-15 will be effective for the Company on January 1, 2018. The Company does not expect these amendments to have a material effect on its consolidated financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income available to common shareholders	$3,479	$2,901	$8,293	$14,910
Weighted-average basic shares outstanding	34,206,943	32,824,587	34,191,014	30,037,436
Basic earnings per share	$0.10	$0.09	$0.24	$0.50
Diluted earnings per share:
Net income available to common shareholders, for diluted earnings per share	$3,479	$2,901	$8,293	$14,910
Total weighted-average basic shares outstanding	34,206,943	32,824,587	34,191,014	30,037,436
Add effect of dilutive stock options and restricted stock grants	794,874	1,092,695	812,408	892,794
Total weighted-average diluted shares outstanding	35,001,817	33,917,282	35,003,422	30,930,230
Diluted earnings per share	$0.10	$0.09	$0.24	$0.48
Anti-dilutive shares	1,778,995	1,391,828	1,778,995	1,562,168

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4. Investment Securities
The carrying amount of investment securities and their approximate fair values are reflected in the following table:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
US government agencies	$20,770	$98	$7	$20,861
Residential mortgage-backed securities	47,356	184	89	47,451
Mutual fund	1,997	25	—	2,022
Total	$70,123	$307	$96	$70,334

December 31, 2015
US government agencies	$21,992	$81	$5	$22,068
Residential mortgage-backed securities	30,131	1	374	29,758
Mutual fund	1,951	—	15	1,936
Total	$54,074	$82	$394	$53,762
During the three and nine months ended September 30, 2016, the Company sold one mortgage-backed security for $1.9 million at a gain of $1 thousand.
During the three months ended September 30, 2015, the Company sold three US government agency securities for $8.3 million at a gain of $12 thousand. In addition, during the first and second quarters of 2015, the Company sold six mortgage-backed securities at their carrying amount for $3.4 million in an odd-lot consolidation.
The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$1,515	$7	$—	$—	$1,515	$7
Residential mortgage-backed securities	20,696	76	1,676	13	22,372	89
Total	$22,211	$83	$1,676	$13	$23,887	$96
	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$7,990	$5	$—	$—	$7,990	$5
Residential mortgage-backed securities	26,015	333	3,019	41	29,034	374
Mutual fund	1,936	15	—	—	1,936	15
Total	$35,941	$353	$3,019	$41	$38,960	$394
At September 30, 2016, there were two mortgage-backed securities in unrealized loss positions for greater than 12 months and seven mortgage-backed securities and one US government agency security in an unrealized loss position for less than 12 months. Unrealized losses at December 31, 2015 were comprised of three mortgage-backed securities in unrealized loss positions for greater than 12 months and one US government agency security, twelve mortgage-backed securities and the 504 Fund mutual fund investment in an unrealized loss position for less than 12 months.
These unrealized losses are primarily the result of volatility in the market and are related to market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.
All residential mortgage-backed securities in the Company’s portfolio at September 30, 2016 and December 31, 2015 were backed by US government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following is a summary of investment securities by maturity:

	September 30, 2016
	Available-for-Sale
	Amortized cost	Fair value
US government agencies
Within one year	$7,998	$8,007
One to five years	12,772	12,854
Total	20,770	20,861

Residential mortgage-backed securities
Five to ten years	7,817	7,872
After 10 years	39,539	39,579
Total	47,356	47,451

Total	$68,126	$68,312
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled. This table excludes the 504 Fund mutual fund investment.
At September 30, 2016 and December 31, 2015, an investment security with a fair market value of $1.5 million and $1.3 million, respectively, was pledged to secure a line of credit with the Company’s correspondent bank. At September 30, 2016, an investment security with a fair market value of $101 thousand was pledged to the Ohio State Treasurer to allow the Company's trust department to conduct business in the state of Ohio and an investment security with a fair market value of $1.2 million was pledged to the Company's trust department for uninsured trust assets held by the trust department.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans consist of the following:

	September 30, 2016	December 31, 2015
Commercial & Industrial
Agriculture	$1,503	$30
Death Care Management	9,584	4,832
Healthcare	33,822	15,240
Independent Pharmacies	80,317	41,588
Registered Investment Advisors	61,521	18,358
Veterinary Industry	34,922	21,579
Other Industries	41,660	3,230
Total	263,329	104,857
Construction & Development
Agriculture	34,867	11,351
Death Care Management	2,500	769
Healthcare	28,454	7,231
Independent Pharmacies	2,387	101
Registered Investment Advisors	900	378
Veterinary Industry	11,662	3,834
Other Industries	20,080	658
Total	100,850	24,322
Commercial Real Estate
Agriculture	5,637	1,863
Death Care Management	50,611	20,327
Healthcare	99,519	37,684
Independent Pharmacies	14,697	7,298
Registered Investment Advisors	8,388	2,808
Veterinary Industry	98,003	59,999
Other Industries	30,713	4,752
Total	307,568	134,731
Commercial Land
Agriculture	94,111	16,036
Total	94,111	16,036
Total Loans[1]	765,858	279,946
Net Deferred Costs	7,613	3,056
Discount on SBA 7(a) Unguaranteed[2]	(6,494)	(3,033)
Loans, Net of Unearned	$766,977	$279,969

1	Total loans include $29.6 million and $17.2 million of U.S. government guaranteed loans as of September 30, 2016 and December 31, 2015, respectively.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables summarize the risk grades of each category:

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
September 30, 2016
Commercial & Industrial
Agriculture	$1,445	$58	$—	$1,503
Death Care Management	9,351	225	8	9,584
Healthcare	26,658	1,497	5,667	33,822
Independent Pharmacies	73,847	4,790	1,680	80,317
Registered Investment Advisors	58,427	2,730	364	61,521
Veterinary Industry	30,736	1,980	2,206	34,922
Other Industries	41,660	—	—	41,660
Total	242,124	11,280	9,925	263,329
Construction & Development
Agriculture	34,867	—	—	34,867
Death Care Management	2,500	—	—	2,500
Healthcare	26,042	2,412	—	28,454
Independent Pharmacies	2,387	—	—	2,387
Registered Investment Advisors	900	—	—	900
Veterinary Industry	10,177	1,485	—	11,662
Other Industries	20,080	—	—	20,080
Total	96,953	3,897	—	100,850
Commercial Real Estate
Agriculture	5,637	—	—	5,637
Death Care Management	45,801	3,228	1,582	50,611
Healthcare	93,248	5,270	1,001	99,519
Independent Pharmacies	12,613	2,084	—	14,697
Registered Investment Advisors	8,388	—	—	8,388
Veterinary Industry	83,540	3,787	10,676	98,003
Other Industries	30,713	—	—	30,713
Total	279,940	14,369	13,259	307,568
Commercial Land
Agriculture	92,379	1,582	150	94,111
Total	92,379	1,582	150	94,111
Total[1]	$711,396	$31,128	$23,334	$765,858

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
December 31, 2015
Commercial & Industrial
Agriculture	$30	$—	$—	$30
Death Care Management	4,728	104	—	4,832
Healthcare	8,334	2,160	4,746	15,240
Independent Pharmacies	36,704	3,430	1,454	41,588
Registered Investment Advisors	17,508	850	—	18,358
Veterinary Industry	16,800	1,817	2,962	21,579
Other Industries	3,089	141	—	3,230
Total	87,193	8,502	9,162	104,857
Construction & Development
Agriculture	11,194	157	—	11,351
Death Care Management	769	—	—	769
Healthcare	7,231	—	—	7,231
Independent Pharmacies	101	—	—	101
Registered Investment Advisors	378	—	—	378
Veterinary Industry	2,581	1,253	—	3,834
Other Industries	658	—	—	658
Total	22,912	1,410	—	24,322
Commercial Real Estate
Agriculture	1,863	—	—	1,863
Death Care Management	18,223	425	1,679	20,327
Healthcare	33,529	2,930	1,225	37,684
Independent Pharmacies	6,210	1,088	—	7,298
Registered Investment Advisors	2,808	—	—	2,808
Veterinary Industry	45,453	3,171	11,375	59,999
Other Industries	4,752	—	—	4,752
Total	112,838	7,614	14,279	134,731
Commercial Land
Agriculture	16,036	—	—	16,036
Total	16,036	—	—	16,036
Total[1]	$238,979	$17,526	$23,441	$279,946

1
Total loans include $29.6 million of U.S. government guaranteed loans as of September 30, 2016, segregated by risk grade as follows: Risk Grades 1 – 4 = $8.8 million, Risk Grade 5 = $7.0 million, Risk Grades 6 – 8 = $13.8 million. As of December 31, 2015, total loans include $17.2 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $0, Risk Grade 5 = $2.6 million, Risk Grades 6 – 8 = $14.6 million.

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

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
September 30, 2016
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$1,503	$1,503	$—
Death Care Management	—	—	—	—	—	9,584	9,584	—
Healthcare	212	623	1,377	2,589	4,801	29,021	33,822	—
Independent Pharmacies	—	327	288	421	1,036	79,281	80,317	—
Registered Investment Advisors	—	—	—	—	—	61,521	61,521	—
Veterinary Industry	41	31	1,238	573	1,883	33,039	34,922	—
Other Industries	—	—	—	—	—	41,660	41,660	—
Total	253	981	2,903	3,583	7,720	255,609	263,329	—
Construction & Development
Agriculture	—	—	—	—	—	34,867	34,867	—
Death Care Management	—	—	—	—	—	2,500	2,500	—
Healthcare	—	—	—	—	—	28,454	28,454	—
Independent Pharmacies	—	—	—	—	—	2,387	2,387	—
Registered Investment Advisors	—	—	—	—	—	900	900	—
Veterinary Industry	—	—	—	—	—	11,662	11,662	—
Other Industries	—	—	—	—	—	20,080	20,080	—
Total	—	—	—	—	—	100,850	100,850	—
Commercial Real Estate
Agriculture	—	—	—	—	—	5,637	5,637	—
Death Care Management	—	—	204	1,423	1,627	48,984	50,611	—
Healthcare	—	201	127	46	374	99,145	99,519	—
Independent Pharmacies	—	550	—	—	550	14,147	14,697	—
Registered Investment Advisors	—	—	—	—	—	8,388	8,388	—
Veterinary Industry	1,119	3,460	2,178	2,037	8,794	89,209	98,003	—
Other Industries	—	—	—	—	—	30,713	30,713	—
Total	1,119	4,211	2,509	3,506	11,345	296,223	307,568	—
Commercial Land
Agriculture	150	—	—	—	150	93,961	94,111	—
Total	150	—	—	—	150	93,961	94,111	—
Total[1]	$1,522	$5,192	$5,412	$7,089	$19,215	$746,643	$765,858	$—

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
December 31, 2015
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$30	$30	$—
Death Care Management	—	—	—	—	—	4,832	4,832	—
Healthcare	—	1,854	30	2,337	4,221	11,019	15,240	—
Independent Pharmacies	314	603	—	—	917	40,671	41,588	—
Registered Investment Advisors	—	—	—	—	—	18,358	18,358	—
Veterinary Industry	208	466	1,131	394	2,199	19,380	21,579	—
Other Industries	—	—	—	—	—	3,230	3,230	—
Total	522	2,923	1,161	2,731	7,337	97,520	104,857	—
Construction & Development
Agriculture	—	—	—	—	—	11,351	11,351	—
Death Care Management	—	—	—	—	—	769	769	—
Healthcare	—	—	—	—	—	7,231	7,231	—
Independent Pharmacies	—	—	—	—	—	101	101	—
Registered Investment Advisors	—	—	—	—	—	378	378	—
Veterinary Industry	—	—	—	—	—	3,834	3,834	—
Other Industries	—	—	—	—	—	658	658	—
Total	—	—	—	—	—	24,322	24,322	—
Commercial Real Estate
Agriculture	—	—	—	—	—	1,863	1,863	—
Death Care Management	1,456	223	—	—	1,679	18,648	20,327	—
Healthcare	—	240	135	831	1,206	36,478	37,684	—
Independent Pharmacies	—	—	—	—	—	7,298	7,298	—
Registered Investment Advisors	—	—	—	—	—	2,808	2,808	—
Veterinary Industry	311	5,079	2,048	3,172	10,610	49,389	59,999	—
Other Industries	—	—	—	—	—	4,752	4,752	—
Total	1,767	5,542	2,183	4,003	13,495	121,236	134,731	—
Commercial Land
Agriculture	—	—	—	—	—	16,036	16,036	—
Total	—	—	—	—	—	16,036	16,036	—
Total[1]	$2,289	$8,465	$3,344	$6,734	$20,832	$259,114	$279,946	$—

1
Total loans include $29.6 million of U.S. government guaranteed loans as of September 30, 2016, of which $6.3 million is greater than 90 days past due, $5.8 million is 30-89 days past due and $17.5 million is included in current loans as presented above. As of December 31, 2015, total loans include $17.2 million of U.S. government guaranteed loans, of which $5.9 million is greater than 90 days past due, $6.7 million is 30-89 days past due and $4.6 million is included in current loans as presented above.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Nonaccrual Loans
Loans that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans had been accrued in accordance with the original terms, interest income would have increased by approximately $165 thousand and $358 thousand for the three months ended September 30, 2016 and 2015, respectively, and for the nine months ended September 30, 2016 and 2015 interest income would have increased approximately $451 thousand and $665 thousand, respectively. All nonaccrual loans are included in the held for investment portfolio.
Nonaccrual loans as of September 30, 2016 and December 31, 2015 are as follows:

September 30, 2016	Loan Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$4,178	$2,862	$1,316
Independent Pharmacies	709	552	157
Veterinary Industry	1,852	1,648	204
Total	6,739	5,062	1,677
Commercial Real Estate
Death Care Management	1,627	1,264	363
Healthcare	173	35	138
Veterinary Industry	5,334	4,270	1,064
Total	7,134	5,569	1,565
Commercial Land
Agriculture	150	38	112
Total	150	38	112
Total	$14,023	$10,669	$3,354

December 31, 2015	Loan Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$2,367	$2,188	$179
Independent Pharmacies	314	308	6
Veterinary Industry	1,733	1,572	161
Total	4,414	4,068	346
Commercial Real Estate
Death Care Management	1,456	1,290	166
Healthcare	966	798	168
Veterinary Industry	5,531	4,174	1,357
Total	7,953	6,262	1,691
Total	$12,367	$10,330	$2,037

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

•	The Present Value of Future Cash Flows method takes into account the amount and timing of cash flows and the effective interest rate used to discount the cash flows.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment allowance for the periods presented:

Three months ended:	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
September 30, 2016
Beginning Balance	$1,208	$4,079	$5,601	$1,421	$12,309
Charge offs	—	—	(939)	—	(939)
Recoveries	—	1	1	—	2
Provision	225	261	2,907	413	3,806
Ending Balance	$1,433	$4,341	$7,570	$1,834	$15,178
September 30, 2015
Beginning Balance	$844	$2,346	$1,653	$340	$5,183
Charge offs	—	(7)	(280)	—	(287)
Recoveries	—	12	33	—	45
Provision	336	(260)	830	306	1,212
Ending Balance	$1,180	$2,091	$2,236	$646	$6,153

Nine months ended:	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
September 30, 2016
Beginning Balance	$1,064	$2,486	$2,766	$1,099	$7,415
Charge offs	—	(7)	(1,307)	(63)	(1,377)
Recoveries	—	4	444	—	448
Provision	369	1,858	5,667	798	8,692
Ending Balance	$1,433	$4,341	$7,570	$1,834	$15,178
September 30, 2015
Beginning Balance	$586	$2,291	$1,369	$161	$4,407
Charge offs	—	(128)	(638)	—	(766)
Recoveries	—	100	73	—	173
Provision	594	(172)	1,432	485	2,339
Ending Balance	$1,180	$2,091	$2,236	$646	$6,153

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables detail the recorded allowance for loan losses and the investment in loans related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

September 30, 2016	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan Losses:
Loans individually evaluated for impairment	$—	$1,385	$1,563	$—	$2,948
Loans collectively evaluated for impairment[2]	1,433	2,956	6,007	1,834	12,230
Total allowance for loan losses	$1,433	$4,341	$7,570	$1,834	$15,178
Loans receivable[1]:
Loans individually evaluated for impairment	$—	$13,541	$4,371	$144	$18,056
Loans collectively evaluated for impairment[2]	100,850	294,027	258,958	93,967	747,802
Total loans receivable	$100,850	$307,568	$263,329	$94,111	$765,858

December 31, 2015	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan Losses:
Loans individually evaluated for impairment	$—	$1,090	$672	$—	$1,762
Loans collectively evaluated for impairment[2]	1,064	1,396	2,094	1,099	5,653
Total allowance for loan losses	$1,064	$2,486	$2,766	$1,099	$7,415
Loans receivable[1]:
Loans individually evaluated for impairment	$—	$9,821	$3,226	$—	$13,047
Loans collectively evaluated for impairment[2]	24,322	124,910	101,631	16,036	266,899
Total loans receivable	$24,322	$134,731	$104,857	$16,036	$279,946

1
Loans receivable includes $29.6 million of U.S. government guaranteed loans as of September 30, 2016, of which $13.9 million are impaired. As of December 31, 2015, loans receivable includes $17.2 million of U.S. government guaranteed loans, of which $14.1 million are considered impaired.

2
Included in loans collectively evaluated for impairment are impaired loans with individual unguaranteed exposure of less than $100 thousand. As of September 30, 2016, these balances totaled $8.6 million, of which $6.7 million are guaranteed by the U.S. government and $1.9 million are unguaranteed. As of December 31, 2015, these balances totaled $8.6 million, of which $7.5 million are guaranteed by the U.S. government and $1.1 million are unguaranteed. The allowance for loan losses associated with these loans totaled $406 thousand and $352 thousand as of September 30, 2016 and December 31, 2015, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans classified as impaired as of the dates presented are summarized in the following tables.

September 30, 2016	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$8	$—	$8
Healthcare	5,722	3,172	2,550
Independent Pharmacies	2,020	985	1,035
Registered Investment Advisors	735	—	735
Veterinary Industry	2,546	1,779	767
Total	11,031	5,936	5,095
Commercial Real Estate
Death Care Management	1,785	1,264	521
Healthcare	1,001	290	711
Independent Pharmacies	552	—	552
Veterinary Industry	12,128	6,405	5,723
Total	15,466	7,959	7,507
Commercial Land
Agriculture	144	38	106
Total	144	38	106
Total	$26,641	$13,933	$12,708

December 31, 2015	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$4,442	$3,341	$1,101
Independent Pharmacies	1,546	637	909
Veterinary Industry	2,256	1,731	525
Total	8,244	5,709	2,535
Commercial Real Estate
Death Care Management	1,454	1,290	164
Healthcare	965	799	166
Veterinary Industry	11,003	6,349	4,654
Total	13,422	8,438	4,984
Total	$21,666	$14,147	$7,519

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents evaluated balances of loans classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan fees or costs.

	September 30, 2016
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Death Care Management	$—	$8	$8	$8	$—
Healthcare	5,122	600	5,722	6,599	825
Independent Pharmacies	1,841	179	2,020	2,109	495
Registered Investment Advisors	735	—	735	731	412
Veterinary Industry	2,255	291	2,546	2,996	199
Total	9,953	1,078	11,031	12,443	1,931
Commercial Real Estate
Death Care Management	1,422	363	1,785	1,921	8
Healthcare	800	201	1,001	1,001	61
Independent Pharmacies	552	—	552	550	310
Veterinary Industry	9,471	2,657	12,128	12,844	1,044
Total	12,245	3,221	15,466	16,316	1,423
Commercial Land
Agriculture	—	144	144	213	—
Total	—	144	144	213	—
Total Impaired Loans	$22,198	$4,443	$26,641	$28,972	$3,354

	December 31, 2015
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Healthcare	$4,242	$200	$4,442	$4,742	$478
Independent Pharmacies	1,199	347	1,546	2,041	287
Veterinary Industry	2,051	205	2,256	3,270	138
Total	7,492	752	8,244	10,053	903
Commercial Real Estate
Death Care Management	1,454	—	1,454	1,591	9
Healthcare	965	—	965	1,096	96
Veterinary Industry	9,265	1,738	11,003	11,856	1,106
Total	11,684	1,738	13,422	14,543	1,211
Total Impaired Loans	$19,176	$2,490	$21,666	$24,596	$2,114

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Three months ended September 30, 2016		Three months ended September 30, 2015
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$9	$—	$—	$—
Healthcare	6,345	38	3,460	24
Independent Pharmacies	1,946	18	2,395	13
Registered Investment Advisors	742	7	—	—
Veterinary Industry	2,501	13	3,790	5
Total	11,543	76	9,645	42
Commercial Real Estate
Death Care Management	1,801	2	1,412	—
Healthcare	1,012	12	2,474	—
Independent Pharmacies	551	2	—	—
Veterinary Industry	12,218	87	11,412	42
Total	15,582	103	15,298	42
Commercial Land
Agriculture	156	—	—	—
Total	156	—	—	—
Total	$27,281	$179	$24,943	$84

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$9	$—	$—	$—
Healthcare	5,777	60	3,388	72
Independent Pharmacies	1,927	51	2,524	38
Registered Investment Advisors	588	13	—	—
Veterinary Industry	2,715	29	3,482	13
Total	11,016	153	9,394	123
Commercial Real Estate
Death Care Management	1,811	5	1,461	—
Healthcare	1,013	27	2,372	—
Independent Pharmacies	551	2	—	—
Veterinary Industry	12,266	249	11,357	132
Total	15,641	283	15,190	132
Commercial Land
Agriculture	355	—	—	—
Total	355	—	—	—
Total	$27,012	$436	$24,584	$255

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table present the types of TDRs that were made during the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016			Three months ended September 30, 2015
	All Restructurings			All Restructurings
	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
Extended Amortization
Commercial & Industrial
Independent Pharmacies	—	$—	$—	2	$322	$313
Total Extended Amortization	—	—	—	2	322	313
Payment Deferral
Commercial & Industrial
Healthcare	1	440	440	—	—	—
Total Payment Deferral	1	440	440	—	—	—
Total	1	$440	$440	2	$322	$313

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	All Restructurings			All Restructurings
	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
Interest Only
Commercial & Industrial
Healthcare	—	$—	$—	3	$1,093	$1,093
Commercial Real Estate
Healthcare	—	—	—	1	95	95
Total Interest Only	—	—	—	4	1,188	1,188
Extended Amortization
Commercial & Industrial
Independent Pharmacies	—	—	—	2	322	313
Total Extended Amortization	—	—	—	2	322	313
Payment Deferral
Commercial & Industrial
Healthcare	1	440	440	—	—	—
Veterinary Industry	1	420	420	—	—	—
Total Payment Deferral	2	860	860	—	—	—
Total	2	$860	$860	6	$1,510	$1,501
Concessions made to improve a loan’s performance have varying degrees of success. No TDRs that were modified within the twelve months ended September 30, 2016 subsequently defaulted during the three months ended September 30, 2016. During the nine months ended September 30, 2016, one TDR that was modified within the twelve months ended September 30, 2016 subsequently defaulted. This TDR was a commercial and industrial veterinary loan that was previously modified for payment deferral. The recorded investment for this TDR at September 30, 2016 was $311 thousand.
No TDRs that were modified within the twelve months ended September 30, 2015 subsequently defaulted during the three and nine months ended September 30, 2015.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6. Servicing Assets
Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of loans serviced for others were $2.24 billion and $1.94 billion at September 30, 2016 and December 31, 2015, respectively.
The following summarizes the activity pertaining to servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$48,454	$39,983	$44,230	$34,999
Additions, net	4,964	3,613	11,923	10,322
Fair value changes:
Due to changes in valuation inputs or assumptions	(1,452)	(1,320)	$(821)	$(682)
Decay due to increases in principal paydowns or runoff	(2,237)	(1,686)	$(5,603)	$(4,049)
Balance at end of period	$49,729	$40,590	$49,729	$40,590
The fair value of servicing rights was determined using discount rates ranging from 8.1% to 14.1% on September 30, 2016 and 9.2% to 13.5% on September 30, 2015. The fair value of servicing rights was determined using prepayment speeds ranging from 2.9% to 9.8% on September 30, 2016 and 4.1% to 9.9% on September 30, 2015, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the consolidated statements of income.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7. Borrowings
Total outstanding long term borrowings consisted of the following:

	September 30, 2016	December 31, 2015
Long term borrowings
On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive main campus with a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main facility location. Payments are interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments beginning in October 2016 will be $146 thousand with all principal and accrued interest due on September 11, 2021. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. The construction line is fully disbursed and there was no remaining available credit on this construction line at September 30, 2016.
	$23,995	$24,000
On September 18, 2014, the Company entered into a note payable revolving line of credit of $8.1 million with an unaffiliated commercial bank, with the first advance of $5 million on December 14, 2014. The note is unsecured and accrues interest at LIBOR plus 3.50% for a term of 36 months. Payments are interest only with all principal and accrued interest due on September 18, 2017. This line of credit was paid in full on July 30, 2015 and there is $8.1 million of available credit remaining at September 30, 2016.	—	—
On February 23, 2015, the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The interest rate at September 30, 2016 is 4.50%. The maturity date is October 5, 2019. The pledged collateral is classified in other assets with a fair value of $4.1 million at September 30, 2016. Underlying loans carry a risk grade of 3 and are current with no delinquencies. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios.
	4,079	4,375
Total long term borrowings	$28,074	$28,375
The Company may purchase federal funds though secured and unsecured federal funds lines of credit with various correspondent banks, which totaled $26.5 million as of September 30, 2016 and December 31, 2015. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of September 30, 2016 and December 31, 2015.
The Company has entered into a repurchase agreement with a third party for $5 million as of September 30, 2016 and December 31, 2015. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of September 30, 2016 and December 31, 2015.
The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $255.8 million and $192.2 million as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, the Company had approximately $133.5 million and $86.7 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of September 30, 2016 and December 31, 2015.

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
Recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2016	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$20,861	$—	$20,861	$—
Residential mortgage-backed securities	47,451	—	47,451	—
Mutual fund	2,022	—	2,022	—
Servicing assets[1]	49,729	—	—	49,729
Total assets at fair value	$120,063	$—	$70,334	$49,729

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

December 31, 2015	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$22,068	$—	$22,068	$—
Residential mortgage-backed securities	29,758	—	29,758	—
Mutual fund	1,936	—	1,936	—
Servicing assets[1]	44,230	—	—	44,230
Total assets at fair value	$97,992	$—	$53,762	$44,230

1	See Note 6 for a rollforward of recurring Level 3 fair values for servicing assets.
Non-recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

September 30, 2016	Total	Level 1	Level 2	Level 3
Impaired loans	$18,878	$—	$—	$18,878
Foreclosed assets	2,235	—	—	2,235
Total assets at fair value	$21,113	$—	$—	$21,113

December 31, 2015	Total	Level 1	Level 2	Level 3
Impaired loans	$17,084	$—	$—	$17,084
Foreclosed assets	2,666	—	—	2,666
Total assets at fair value	$19,750	$—	$—	$19,750
Level 3 Analysis
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2016 and December 31, 2015 the significant unobservable inputs used in the fair value measurements were as follows:
September 30, 2016

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$18,878	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 50% Weighted average discount rate 5.34%
Foreclosed Assets	$2,235	Discounted appraisals	Appraisal adjustments (1)	10% to 35%
December 31, 2015

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$17,084	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 20% Weighted average discount rate 5.57%
Foreclosed Assets	$2,666	Discounted appraisals	Appraisal adjustments (1)	10% to 20%

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments not measured at fair value on the balance sheet:
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

September 30, 2016	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$355,485	$355,485	$—	$—	$355,485
Certificates of deposit with other banks	7,500	7,508	—	—	7,508
Investment securities, available-for-sale	70,334	—	70,334	—	70,334
Loans held for sale	345,277	—	—	379,416	379,416
Loans, net of allowance for loan losses	751,799	—	—	746,912	746,912
Servicing assets	49,729	—	—	49,729	49,729
Accrued interest receivable	6,761	6,761	—	—	6,761
Financial liabilities
Deposits	1,403,017	—	1,409,993	—	1,409,993
Accrued interest payable	193	193	—	—	193
Long term borrowings	28,074	—	—	30,818	30,818

December 31, 2015	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$102,607	$102,607	$—	$—	$102,607
Certificates of deposit with other banks	10,250	10,176	—	—	10,176
Investment securities, available-for-sale	53,762	—	53,762	—	53,762
Loans held for sale	480,619	—	—	497,868	497,868
Loans, net of allowance for loan losses	272,554	—	—	268,816	268,816
Servicing assets	44,230	—	—	44,230	44,230
Accrued interest receivable	5,556	5,556	—	—	5,556
Financial liabilities
Deposits	804,788	—	792,820	—	792,820
Accrued interest payable	211	211	—	—	211
Long term borrowings	28,375	—	—	30,523	30,523
Loans held for sale that are carried at the lower of cost or estimated fair value as of September 30, 2016 significantly declined compared to December 31, 2015 because $318.8 million of these loans were reclassified to loans held for investment.
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

	September 30, 2016	December 31, 2015
Commitments to extend credit	$1,446,813	$737,572
Standby letters of credit	343	—
Plexus Capital - Fund II Investment Commitment	100	100
Plexus Capital - Fund III Investment Commitment	225	300
Plexus Capital - Fund IV Investment Commitment	2,313	—
Five Points Mezzanine Fund III Commitment	1,464	1,500
Total unfunded off-balance-sheet credit risk	$1,451,258	$739,472
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
Concentrations of Credit Risk
Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $2.0 million, except for ten relationships that have a retained unguaranteed exposure of $35.9 million of which $31.6 million of the unguaranteed exposure has been disbursed.
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
Stock Options
Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the three months ended September 30, 2016 and 2015, the Company recognized $580 thousand and $431 thousand in compensation expense for stock options, respectively. For the nine months ended September 30, 2016 and 2015, the Company recognized $1.8 million and $726 thousand in compensation expense for stock options, respectively.
Stock option activity under the Plan during the nine month periods ended September 30, 2016 and 2015 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,546,992	$11.17
Exercised	25,406	5.79
Forfeited	166,483	9.01
Granted	169,987	14.02
Outstanding at September 30, 2016	3,525,090	$11.44	8.30 years	$14,212,513
Exercisable at September 30, 2016	478,141	$9.22	7.84 years	$2,887,741

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,737,570	$5.51
Exercised	47,570	4.52
Forfeited	192,671	8.38
Granted	1,829,748	15.52
Outstanding at September 30, 2015	3,327,077	$10.86	9.16 years	$29,197,309
Exercisable at September 30, 2015	158,950	$4.65	8.05 years	$2,382,744
The following is a summary of non-vested stock option activity for the Company for the nine months ended September 30, 2016 and 2015.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	3,393,441	$4.56
Granted	169,987	6.58
Vested	349,996	4.22
Forfeited	166,483	3.13
Non-vested at September 30, 2016	3,046,949	$4.79

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	1,704,230	$1.18
Granted	1,829,748	6.79
Vested	173,180	0.97
Forfeited	192,671	2.63
Non-vested at September 30, 2015	3,168,127	$4.35
The total intrinsic value of options exercised at September 30, 2016 and 2015 was $223 thousand and $392 thousand, respectively.
At September 30, 2016, unrecognized compensation costs relating to stock options amounted to $13.1 million which will be recognized over a weighted average period of 3.51 years.
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
Market RSUs also have a restriction based on the passage of time and non-market-related performance criteria, but also have a restriction based on market price criteria related to the Company’s share price closing at or above $34.00 per share for at least twenty (20) consecutive trading days at any time prior to March 23, 2023. The amount of Market RSUs earned will not exceed 100% of the Market RSUs awarded. The fair value of the Market RSUs and the implied service period is calculated using the Monte Carlo Simulation method.
RSU stock activity under the Plan during the first nine months of 2016 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	64,271	$16.17
Granted	589,566	15.58
Vested	16,745	15.94
Forfeited	1,374	12.55
Non-vested at September 30, 2016	635,718	$15.64
For the three months ended September 30, 2016 and 2015, the Company recognized $3.1 million and $67 thousand in compensation expense for RSUs, respectively. For the nine months ended September 30, 2016 and 2015, the Company recognized $5.3 million and $83 thousand in compensation expense for RSUs, respectively.
At September 30, 2016, unrecognized compensation costs relating to RSUs amounted to $4.7 million which will be recognized over a weighted average period of 1.75 years.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Market RSU stock activity under the Plan during the first nine months of 2016 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	—	$—
Granted	850,000	7.06
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2016	850,000	$7.06
The compensation expense for Market RSUs is measured based on their grant date fair value as calculated using the Monte Carlo Simulation and is recognized on a straight-line basis over the average vesting period. Related to the 850,000 Market RSUs granted during the nine months ended September 30, 2016, the Monte Carlo Simulation used 100,000 simulation paths to assess the expected date of achieving the market price criteria. The share price simulation was based on the Cox, Ross & Rubinstein option pricing methodology for a period of 6.83 years. The implied term of the restricted stock was 4.2 years. The Monte Carlo Simulation used various assumptions that include a risk free rate of return of 1.68%, expected volatility of 30.00% and a dividend yield of 0.25%.
For the three months ended September 30, 2016, the Company recognized $346 thousand in compensation expense for Market RSUs. For the nine months ended September 30, 2016, the Company recognized $577 thousand in compensation expense for Market RSUs. All of the Company's Market RSUs had an effective grant date of May 24, 2016.
At September 30, 2016, unrecognized compensation costs relating to Market RSUs amounted to $5.4 million which will be recognized over a weighted average period of 3.92 years.

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

•	changes in rules, regulations or procedures for other government loan programs, including those of the United States Department of Agriculture;

•	changes in interest rates that affect the level and composition of deposits, loan demand and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

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
In August 2016, the Company formed Live Oak Ventures, Inc. for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in online banking for small businesses.

The Company generates revenue primarily from the sale of SBA and USDA-guaranteed loans and net interest income. Income from the sale of loans is comprised of loan servicing revenue and related revaluation of the servicing rights asset and net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.
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
The Company expects $3.4 million in additional stock based compensation expense during the fourth quarter of 2016 related to restricted stock awards for key employee retention with an effective grant date of May 24, 2016, as discussed in Note 10 of the quarterly report on Form 10-Q for the quarterly period ended March 31, 2016. The Company anticipates that subsequent expense after 2016 related to these awards will be approximately $350 thousand per quarter through the third quarter of 2020.
Results of Operations
Performance Summary
Three months ended September 30, 2016 compared with three months ended September 30, 2015
For the three months ended September 30, 2016, the Company reported net income of $3.5 million, or $0.10 per diluted share, as compared to $2.9 million, or $0.09 per diluted share, for the three months ended September 30, 2015. This increase in net income is primarily due to the following items:

•
Increased net interest income of $5.0 million, or 75.4%, predominately driven by significant growth in total loans held for sale and held for investment portfolios combined with a higher net interest margin, driven largely by higher loan rates in the third quarter of 2016;

•	Increased loan servicing revenue of $1.6 million, or 39.0%, as a result of continued growth in loan sales; and

•	Increased net gains on sales of loans of $6.4 million, or 41.6%, due to a much higher volume of contracted loan sales, partly mitigated by lower average sale premiums.
Partially offsetting the above factors that contributed to increased levels of net income was increased provision for loan losses of $2.6 million combined with a $7.5 million increase in salaries and employee benefits. Salaries and employee benefits for the third quarter of 2016 included $3.4 million in stock based compensation expense related to restricted stock awards with an effective grant date of May 24, 2016 for key employee retention, as discussed in Note 10 of this quarterly report.
Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
For the nine months ended September 30, 2016, the Company reported net income of $8.3 million, or $0.24 per diluted share, as compared to $14.9 million, or $0.48 per diluted share, for the nine months ended September 30, 2015. This decrease in net income is primarily attributable to the following items:

•
Increased provision for loan losses of $6.4 million driven by the above-mentioned growth in loans held for investment which included the second quarter of 2016 transfer of $318.8 million in unguaranteed loans from being classified as held for sale to held for investment. The higher provision also reflected the increase of $336 thousand in net charge-offs during the first nine months of 2016.

•
Decreased noninterest income from a one-time gain of $3.8 million in the first quarter of 2015 related to the sale of an investment in nCino, Inc., a former subsidiary of the Company (“nCino”) combined with a higher negative loan servicing revaluation adjustment of $817 thousand.

•
Increased noninterest expense, predominantly in higher salaries and employee benefits of $18.3 million, or 66.1%, combined with increases of $1.4 million, or 72.2%, and $1.5 million, or 61.8%, in occupancy and data processing expense, respectively. The higher expense level was largely attributable to increased investments in human capital and infrastructure to support growing loan production from new and existing verticals as well as development of a new small-loan and deposit platform. Salaries and employee benefits for the first nine months of 2016 included $5.6 million in stock based compensation expense related to restricted stock awards with an effective grant date of May 24, 2016 for key employee retention, as discussed in Note 10 of this quarterly report.

Partially offsetting the above factors that contributed to decreased levels of net income were increases in net interest income of $13.1 million, or 76.7%, loan servicing revenue of $4.0 million, or 34.7%, and net gains on sale of loans of $6.2 million, or 13.3%.
Net Interest Income and Margin
Net interest income represents the difference between the income that the Company earns on interest-earning assets and the cost of interest-bearing liabilities. The Company’s net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates that the Company earns or pays on them. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.” Without a branch network, the Bank generates deposits over the Internet and in the community in which it is headquartered. Due to the nature of a branchless bank and the relatively low overhead required for deposit gathering, the rates that the Bank offers are generally above the industry average.
Three months ended September 30, 2016 compared with three months ended September 30, 2015
For the three months ended September 30, 2016, net interest income increased $5.0 million, or 75.4%, to $11.6 million compared to the three months ended September 30, 2015. This increase was due to growth in average interest earning assets along with higher yields on these assets which outpaced the growth and change in the cost of interest bearing liabilities. Average interest earning assets increased by $545.1 million, or 64.7%, to $1.39 billion for the three months ended September 30, 2016, compared to $842.9 million for the three months ended September 30, 2015, while the yield on average interest earning assets increased by twenty basis points to 4.45%. The cost of funds on interest bearing liabilities for the three months ended September 30, 2016 increased slightly by one basis point to 1.23%, and the average balance in interest bearing liabilities increased by $490.9 million, or 63.2%, over the same period. As indicated in the rate/volume table below, the slight increase in the cost of funds was outpaced by the positive effects of the increased volume of interest earning assets along with higher yields, resulting in increased interest income of $6.5 million and increased interest expense of $1.5 million for the three months ended September 30, 2016 compared to the third quarter of 2015. For the three months ended September 30, 2016 compared to the three months ended September 30, 2015, net interest margin increased from 3.12% to 3.32% due to the aforementioned effects.
Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
For the nine months ended September 30, 2016, net interest income increased $13.1 million, or 76.7%, to $30.3 million compared to the nine months ended September 30, 2015. This increase was also due to increased yields and growth in average interest earning assets. Average interest earning assets increased by $444.6 million, or 58.8%, to $1.20 billion for the nine months ended September 30, 2016 compared to $756.5 million for the nine months ended September 30, 2015, while the yield on average interest earning assets increased by thirty basis points to 4.48%. The cost of funds on interest bearing liabilities for the nine months ended September 30, 2016 remained stable at 1.23%, and the average balance in interest bearing liabilities increased by $375.3 million, or 52.5%, during the same period. As indicated in the rate/volume table below, the stable cost of funds was outpaced by the effects of the increased yields and volume of interest earning assets, resulting in increased interest income of $16.7 million and increased interest expense of $3.5 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, net interest margin increased from 3.03% to 3.36% due to the aforementioned effects.

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

	Three months ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$231,238	$264	0.45%	$110,425	$84	0.30%
Investment securities	69,869	337	1.91	60,192	211	1.39
Loans held for sale	358,867	4,996	5.52	428,940	5,638	5.21
Loans held for investment (1)	728,041	9,965	5.43	243,346	3,090	5.04
Total interest earning assets	1,388,015	15,562	4.45	842,903	9,023	4.25
Less: allowance for loan losses	(12,188)			(5,202)
Non-interest earning assets	146,159			142,414
Total assets	$1,521,986			$980,115

Interest bearing liabilities:
Money market accounts	$471,447	$866	0.73%	$376,495	$684	0.72%
Certificates of deposit	767,887	2,823	1.46	358,738	1,313	1.45
Total deposits	1,239,334	3,689	1.18	735,233	1,997	1.08
Small business lending fund	—	—	—	6,800	26	1.52
Other borrowings	28,172	242	3.41	34,612	369	4.23
Total interest bearing liabilities	1,267,506	3,931	1.23	776,645	2,392	1.22
Non-interest bearing deposits	20,742			14,086
Non-interest bearing liabilities	20,807			19,716
Shareholders' equity	212,914			169,639
Noncontrolling interest	17			29
Total liabilities and shareholders' equity	$1,521,986			$980,115

Net interest income and interest rate spread		$11,631	3.22%		$6,631	3.03%

Net interest margin			3.32			3.12

Ratio of average interest-earning assets to average interest-bearing liabilities			109.51%			108.53%

(1)	Average loan balances include non-accruing loans.

	Nine months ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$189,944	$650	0.46%	$90,981	$220	0.32%
Investment securities	60,057	840	1.86	59,773	587	1.31
Loans held for sale	428,316	17,666	5.49	393,791	15,046	5.11
Loans held for investment(1)	522,757	21,202	5.40	211,906	7,820	4.93
Total interest earning assets	1,201,074	40,358	4.48	756,451	23,673	4.18
Less: allowance for loan losses	(9,463)			(4,943)
Non-interest earning assets	143,876			117,186
Total assets	$1,335,487			$868,694

Interest bearing liabilities:
Money market accounts	$423,923	$2,384	0.75%	$342,270	$1,919	0.75%
Certificates of deposit	637,469	6,992	1.46	326,968	3,355	1.37
Total deposits	1,061,392	9,376	1.18	669,238	5,274	1.05
Small business lending fund	—	—	—	6,800	77	1.51
Other borrowings	28,345	725	3.41	38,393	1,203	4.19
Total interest bearing liabilities	1,089,737	10,101	1.23	714,431	6,554	1.23
Non-interest bearing deposits	19,314			13,659
Non-interest bearing liabilities	19,444			17,096
Shareholders’ equity	206,967			123,494
Noncontrolling interest	25			14
Total liabilities and shareholders’ equity	$1,335,487			$868,694

Net interest income and interest rate spread		$30,257	3.25%		$17,119	2.95%

Net interest margin			3.36			3.03

Ratio of average interest-earning assets to average interest-bearing liabilities			110.22%			105.88%

(1)	Average loan balances include non-accruing loans.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three months ended September 30,			Nine months ended September 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$65	$115	$180	$141	$289	$430
Investment securities	86	40	126	250	3	253
Loans held for sale	306	(948)	(642)	1,248	1,372	2,620
Loans held for investment	481	6,394	6,875	1,343	12,039	13,382
Total interest income	938	5,601	6,539	2,982	13,703	16,685
Interest expense:
Money market accounts	9	173	182	7	458	465
Certificates of deposit	9	1,501	1,510	341	3,296	3,637
Small business lending fund	—	(26)	(26)	—	(77)	(77)
Other borrowings	(65)	(62)	(127)	(192)	(286)	(478)
Total interest expense	(47)	1,586	1,539	156	3,391	3,547
Net interest income	$985	$4,015	$5,000	$2,826	$10,312	$13,138
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
The provision for loan losses for the third quarter of 2016 was $3.8 million compared to $1.2 million for the same period of 2015. For the nine months ended September 30, 2016, the provision for loan losses was $8.7 million, an increase of $6.4 million compared to $2.3 million in the same period in 2015. The increase in the provision for loan losses for both the quarterly and year-to-date comparisons was principally driven by growth in loans held for investment combined with the effect of higher net charge-offs.
Loans held for investment as of September 30, 2016 increased by $507.4 million compared to September 30, 2015. A significant portion of the increase was the result of the Company transferring $318.8 million in unguaranteed SBA loans from being classified as held for sale to held for investment during the second quarter of 2016. Timing of this transfer was largely influenced by the intent and ability to retain quality credits with higher long term yields. Upon transfer from held for sale classification, loans held for investment become subject to the allowance for loan loss review process. The result of this loan reclassification increased the provision for loan losses by $4.0 million during the second quarter of 2016.
Net charge-offs were $937 thousand, or 0.51% of average quarterly loans held for investment on an annualized basis, for the three months ended September 30, 2016, compared to net charge-offs of $242 thousand, or 0.40%, for the three months ended September 30, 2015. Net charge-offs for the first nine months of 2016 and 2015 totaled $929 thousand and $593 thousand, respectively. Year to date net charge-offs as a percentage of year to date average loans held for investment were 0.18% and 0.28% at September 30, 2016 and 2015, respectively. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for loan losses.
In addition, at September 30, 2016, nonperforming loans not guaranteed by the SBA totaled $3.4 million, which was 0.4% of the held-for-investment loan portfolio compared to $2.6 million, or 1.0%, of loans held for investment at September 30, 2015.
Losses inherent in loan relationships are mitigated if a portion of the loan is guaranteed by the SBA. A typical SBA 7(a) loan carries a 75% guarantee, which reduces the risk profile of these loans. The Company believes that its focus on compliance with regulations and guidance from the SBA are key factors to managing this risk.

Noninterest Income
Noninterest income is principally comprised of net gains from the sale of SBA-guaranteed loans along with loan servicing revenue and revaluation. Revenue from the sale of loans depends upon the volume, maturity structure and rates of underlying loans as well as the pricing and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Other less common elements of noninterest income include nonrecurring gains and losses on investments.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Noninterest income
Loan servicing revenue	$5,860	$4,216	$1,644	38.99%
Loan servicing asset revaluation	(3,421)	(2,650)	(771)	29.09
Net gains on sales of loans	21,833	15,424	6,409	41.55
Gain on sale of securities available-for-sale	1	12	(11)	(91.67)
Construction supervision fee income	502	344	158	45.93
Other noninterest income	657	424	233	54.95
Total noninterest income	$25,432	$17,770	$7,662	43.12%

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Noninterest income
Loan servicing revenue	$15,725	$11,678	$4,047	34.65%
Loan servicing asset revaluation	(5,051)	(4,234)	(817)	19.30
Net gains on sales of loans	52,813	46,604	6,209	13.32
Equity in loss of non-consolidated affiliates	—	(26)	26	100.00
Gain on sale of investment in non-consolidated affiliate	—	3,782	(3,782)	(100.00)
Gain on sale of investment securities available-for-sale	1	12	(11)	(91.67)
Construction supervision fee income	1,799	877	922	105.13
Other noninterest income	1,925	1,267	658	51.93
Total noninterest income	$67,212	$59,960	$7,252	12.09%
For the three months ended September 30, 2016, noninterest income increased by $7.7 million, or 43.1%, compared to the three months ended September 30, 2015. Increases in the serviced loan portfolio and the volume of loans sold in the secondary market combined to generate $1.6 million of increased servicing revenue and $6.4 million of increased net gains on sale of loans. Offsetting the increase in noninterest income from the same period a year ago was a higher negative loan servicing revaluation adjustment of $771 thousand.
For the nine months ended September 30, 2016, noninterest income increased by $7.3 million, or 12.1%, compared to the nine months ended September 30, 2015. Increases in noninterest income were primarily the result of higher year to date levels in the serviced loan portfolio and the volume of loans sold in the secondary market which generated $4.0 million of increased servicing revenue and $6.2 million of increased net gains on sale of loans. There was also a $922 thousand increase in additional fees earned for monitoring higher levels of multi-advance loans in the first nine months of 2016. Significantly offsetting the overall increase in noninterest income was a $3.8 million one-time gain arising in the first quarter of 2015 related to the sale of the investment in nCino combined with a higher negative loan servicing revaluation adjustment of $817 thousand.

The following table reflects loan production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2016	2015	2016	2015	2016	2015
Amount of loans originated	$381,050	$302,962	$356,865	$276,822	$284,530	$248,058
SBA-guaranteed portions of loans sold	210,610	147,377	135,555	137,134	155,643	137,047
Outstanding balance of guaranteed loans sold (1)	2,102,468	1,608,197	1,970,908	1,504,115	1,894,428	1,403,968

	Nine months ended September 30,		For years ended December 31,
	2016	2015	2015	2014	2013	2012
Amount of loans originated	$1,022,445	$827,842	$1,158,640	$848,090	$498,752	$413,763
SBA-guaranteed portions of loans sold	501,808	421,558	640,886	433,912	339,342	276,676
Outstanding balance of guaranteed loans sold (1)	2,102,468	1,608,197	1,779,989	1,302,828	1,005,764	767,721

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for all loans that the Bank originates, including loans sold, are retained by the Bank. In exchange for continuing to service loans that are sold, the Bank receives fee income represented in loan servicing revenue equivalent to one percent of the outstanding balance of the loans sold. In addition, the cost of servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For three and nine months ended September 30, 2016, loan servicing revenue increased $1.6 million and $4.0 million, or 39.0% and 34.7%, respectively, compared to the three and nine months ended September 30, 2015, as a result of an increase in the average outstanding balance of guaranteed loans sold. At September 30, 2016, the outstanding balance of guaranteed loans sold in the secondary market was $2.10 billion, with a weighted average servicing rate of 1.05%. At September 30, 2015, the outstanding balance of guaranteed loans sold was $1.61 billion, with a weighted average servicing rate of 1.08%. Prior to January 2010, the Company sold loans for servicing in excess of 1.0%. As loans sold for servicing fee rates in excess of 1.0% prior to fiscal year 2010 amortize, the Company expects that the weighted average servicing rate will approach and stabilize at approximately 1.0%.
Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended September 30, 2016, there was a net negative loan servicing revaluation adjustment of $3.4 million compared to a net negative revaluation adjustment of $2.7 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015 the Company had a net negative loan servicing valuation adjustment of $5.1 million and $4.2 million, respectively. The $771 thousand and $817 thousand increase in negative adjustment in service valuation for the three-month and nine month periods ended September 30, 2016, compared to the same periods ended September 30, 2015, respectively, was primarily due to an increase in the amortization rate of the serviced portfolio and a decline in the premium market.
Net Gains on Sale of Loans: For the three and nine months ended September 30, 2016, net gains on sales of loans increased $6.4 million and $6.2 million, or 41.6% and 13.3%, respectively, compared to the three and nine months ended September 30, 2015, driven largely by the higher volume of loans sold during the third quarter of 2016. For the three months ended September 30, 2016, the volume of guaranteed loans sold increased $63.2 million, or 42.9%, to $210.6 million from $147.4 million for the three months ended September 30, 2015. The volume of guaranteed loans sold in the nine months ended September 30, 2016 was $501.8 million, an increase of $80.3 million, or 19.0%, from $421.6 million in guaranteed loan sales in the nine months ended September 30, 2015. The volume-driven increases in the net gain on loan sale comparisons were partially mitigated by lower average premiums paid in the secondary market. The average net gain on sale of loans for the three and nine months ended September 30, 2016, was somewhat lower at $104 thousand and $105 thousand of revenue for each $1 million in loans sold, respectively, compared to $105 thousand and $111 thousand of revenue for each $1 million sold for the three and nine months ended September 30, 2015, respectively.

Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		2015/2016 Increase (Decrease)
	2016	2015	Amount	Percent
Noninterest expense
Salaries and employee benefits	$17,471	$9,949	$7,522	75.61%
Non-staff expenses:
Travel expense	2,218	2,200	18	0.82
Professional services expense	907	493	414	83.98
Advertising and marketing expense	1,097	1,051	46	4.38
Occupancy expense	1,058	703	355	50.50
Data processing expense	1,252	773	479	61.97
Equipment expense	611	642	(31)	(4.83)
Other loan origination and maintenance expense	806	673	133	19.76
Other expense	1,798	1,579	219	13.87
Total non-staff expenses	9,747	8,114	1,633	20.13
Total noninterest expense	$27,218	$18,063	$9,155	50.68%

	Nine Months Ended September 30,		2015/2016 Increase (Decrease)
	2016	2015	Amount	Percent
Noninterest expense
Salaries and employee benefits	$45,875	$27,623	$18,252	66.08%
Non-staff expenses:
Travel expense	6,394	5,914	480	8.12
Professional services expense	2,345	1,891	454	24.01
Advertising and marketing expense	3,425	3,177	248	7.81
Occupancy expense	3,306	1,920	1,386	72.19
Data processing expense	3,864	2,388	1,476	61.81
Equipment expense	1,696	1,473	223	15.14
Other loan origination and maintenance expense	2,001	1,384	617	44.58
Other expense	5,155	3,811	1,344	35.27
Total non-staff expenses	28,186	21,958	6,228	28.36
Total noninterest expense	$74,061	$49,581	$24,480	49.37%
Total noninterest expense for the three and nine months ended September 30, 2016 increased $9.2 million, or 50.7%, and $24.5 million, or 49.4%, compared to the same periods in 2015. The increase in noninterest expense was predominately impacted by increased personnel, occupancy, data processing and other expenses predominantly driven by the significant growth of the Company's core business. Changes in various components of noninterest expense are discussed below.

Salaries and employee benefits: Total personnel expense for the three and nine months ended September 30, 2016 increased by $7.5 million, or 75.6%, and $18.3 million, or 66.1%, compared to the same periods in 2015. This increase primarily resulted from further investment in human capital to support the growing loan production from new and existing verticals as well as development of a new small-loan and deposit platform. Full-time equivalent employees increased from 316 at September 30, 2015 to 400 at September 30, 2016. Salaries and employee benefits expense included $4.1 million and $498 thousand of stock based compensation in the three months ended September 30, 2016 and 2015, respectively, and $7.6 million and $808 thousand for the nine months ended September 30, 2016 and 2015, respectively. Expenses related to the employee stock purchase program, stock grants, stock options, stock option compensation and restricted stock expense are all considered stock based compensation.
Of the total stock based compensation, $3.4 million for the third quarter of 2016 and $5.6 million for the first nine months of 2016 included in salaries and employee benefits is related to restricted stock unit ("RSU") awards for key employee retention with an effective grant date of May 24, 2016, as discussed in Note 10 of this quarterly report on Form 10-Q. On March 23, 2016, the 162(m) Subcommittee of the Compensation Committee of the Board of Directors of the Company approved these RSU awards covering a total of 1,357,500 shares of the Company's voting common stock; comprised of 507,500 shares related to RSU awards and 850,000 shares related to RSU awards with a market price condition of $34 per share. The vesting of the awards is subject to the Company achieving total revenue of at least $100 million for fiscal year 2016. In addition, vesting of the awards was subject to the approval by the Company's shareholders of certain amendments to the Company's 2015 Omnibus Plan, including an increase in the number of shares authorized under the 2015 Omnibus Plan, which were approved on May 24, 2016. The grant date of these awards was effective when shareholder approval was received. See Note 10 - Stock Plans for more information.
Occupancy expense: For the three and nine months ended September 30, 2016, total occupancy costs increased $355 thousand, or 50.5%, and $1.4 million, or 72.2%, respectively, compared to the same periods in 2015. The primary drivers of the increase in occupancy expense were increased levels of personnel to support loan production and portfolio service along with related infrastructure including a new building on the Company's main campus that was placed in service during the third quarter of 2015.
Data processing expense: For the three and nine months ended September 30, 2016, the total costs associated with data processing and development increased $479 thousand, or 62.0%, and $1.5 million, or 61.8%, respectively, compared to the same periods in 2015. This increase was principally due to the increased levels of activity in the core system from the substantial growth in loan originations, and related software and applications to operate and expand the Company's digital platform.
Loan related expenses: For the three and nine months ended September 30, 2016, total loan related expenses increased $133 thousand, or 19.8%, and $617 thousand, or 44.6%, respectively, compared to the same periods in 2015. Loans guaranteed by the SBA are assessed a guarantee fee. The primary factor for the increase in loan related expenses is the Bank's continued growth in originations of SBA guaranteed loans, requiring higher levels of guarantee fees.
Income Tax Expense
The effective tax rates for the three and nine months ended September 30, 2016 were 42.4% and 43.7%, respectively, compared to the effective tax rates of 43.5% and 40.8% for the three and nine months ended September 30, 2015, respectively. The effective tax rate for the nine months ended September 30, 2016 was higher than the corresponding period in 2015 principally due to higher levels of nondeductible expenses in 2016.

Discussion and Analysis of Financial Condition
September 30, 2016 vs. December 31, 2015
Total assets at September 30, 2016 were $1.67 billion, an increase of $617.1 million, or 58.6%, compared to total assets of $1.05 billion at December 31, 2015. The growth in total assets was principally driven by the following:

•
Growth in loan originations combined with longer retention times of loans held for sale, comprised largely of loans in newer verticals which require a period of loan advances to become fully funded prior to being sold; and

•	Increased levels of deposits of $598.2 million, arising from a successful deposit gathering campaigns.
Cash and cash equivalents were $355.5 million at September 30, 2016, an increase of $252.9 million, or 246.5%, compared to $102.6 million at December 31, 2015, primarily as a result of increases in the deposit portfolio and high loan sales volume during the third quarter of 2016.
Total investment securities increased $16.6 million during the first nine months of 2016, from $53.8 million at December 31, 2015, to $70.3 million at September 30, 2016, an increase of 30.8%. The portfolio is comprised of US government agency securities, residential mortgage-backed securities and a mutual fund.
Loans held for sale decreased $135.3 million, or 28.2%, during the first nine months of 2016, from $480.6 million at December 31, 2015, to $345.3 million at September 30, 2016. The decrease was primarily the result of the second quarter reclassification of $318.8 million of unguaranteed loans to held for investment classification, offset by strong growth in loan origination activities throughout the first nine months of 2016.
Loans held for investment increased $487.0 million, or 174.0%, during the first nine months of 2016, from $280.0 million at December 31, 2015, to $767.0 million at September 30, 2016. The increase was primarily the result of the second quarter transfer of $318.8 million in unguaranteed loans from held for sale to held for investment combined with robust loan growth from loan origination activities during the first nine months of 2016.
Servicing assets increased $5.5 million, or 12.4%, during the first nine months of 2016, from $44.2 million at December 31, 2015, to $49.7 million at September 30, 2016. The increase in servicing assets is primarily the result of loan sales significantly outpacing the amortization of the existing serviced portfolio.
Total deposits were $1.40 billion at September 30, 2016, an increase of $598.2 million, or 74.3%, from $804.8 million at December 31, 2015. The increase in deposits was driven by success of deposit gathering campaigns to support the growth in loan originations.
Other assets increased $3.5 million, or 14.8%, during the first nine months of 2016, from $23.3 million at December 31, 2015 to $26.7 million at September 30, 2016. The change in other assets since December 31, 2015 was principally composed of increases in accrued interest receivable of $1.2 million and other cost method investments of $3.5 million, partially offset by collections on guarantee receivables from the SBA of $1.8 million.
Other liabilities increased $4.5 million, or 22.7%, during the first nine months of 2016, from $20.0 million at December 31, 2015 to $24.5 million at September 30, 2016. The change in other liabilities since December 31, 2015 was principally driven by increases in commitments for other cost method investments of $2.2 million and refundable loan commitment fees of $1.1 million.
Shareholders’ equity at September 30, 2016 was $214.2 million as compared to $199.5 million at December 31, 2015. The book value per share was $6.26 at September 30, 2016 and average equity to average assets was 15.5% for the nine months ended September 30, 2016, compared to a book value per share of $5.84 at December 31, 2015 and average equity to average assets of 15.5% for the year ended December 31, 2015. The change in shareholders’ equity principally represents net income to common shareholders for the nine months ended September 30, 2016 of $8.3 million combined with stock based compensation expense of $7.6 million partially offset by $1.7 million in dividends.

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
The following table provides information with respect to nonperforming assets and troubled debt restructurings at the dates indicated.

	September 30, 2016	December 31, 2015
Nonperforming assets:
Total nonperforming loans (all on nonaccrual)	$14,023	$12,367
Total accruing loans past due 90 days or more	—	—
Foreclosed assets	2,235	2,666
Total troubled debt restructurings	10,605	11,021
Less nonaccrual troubled debt restructurings	(8,434)	(8,814)
Total performing troubled debt restructurings	2,171	2,207
Total nonperforming assets and troubled debt restructurings	$18,429	$17,240
Total nonperforming loans to total loans held for investment	1.83%	4.42%
Total nonperforming loans to total assets	0.84%	1.17%
Total nonperforming assets and troubled debt restructurings to total assets	1.10%	1.64%

	September 30, 2016	December 31, 2015
Nonperforming assets guaranteed by U.S. government:
Total nonperforming loans guaranteed by the SBA (all on nonaccrual)	$10,669	$10,330
Total accruing loans past due 90 days or more guaranteed by the SBA	—	—
Foreclosed assets guaranteed by the SBA	1,931	2,293
Total troubled debt restructurings guaranteed by the SBA	7,461	7,710
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(7,330)	(7,550)
Total performing troubled debt restructurings guaranteed by SBA	131	160
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$12,731	$12,783
Total nonperforming loans not guaranteed by the SBA to total held for investment loans	0.44%	0.73%
Total nonperforming loans not guaranteed by the SBA to total assets	0.20%	0.19%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.34%	0.42%

Total nonperforming assets and troubled debt restructurings at September 30, 2016 were $18.4 million, which represented a $1.2 million, or 6.9%, increase from December 31, 2015. Total nonperforming assets at September 30, 2016 were comprised of $14.0 million in nonaccrual loans and $2.2 million in foreclosed assets. Of the $18.4 million of nonperforming assets and troubled debt restructurings ("TDRs"), $12.7 million carried an SBA guarantee, leaving an unguaranteed exposure of $5.7 million in total nonperforming assets and TDRs at September 30, 2016. The unguaranteed exposure in total nonperforming assets and TDRs at December 31, 2015 was $4.5 million. Unguaranteed exposure relating to nonperforming assets and TDRs at September 30, 2016 increased by $1.2 million, or 27.8%, compared to December 31, 2015.
As a percentage of the Bank’s total capital, nonperforming loans represented 10.6% at September 30, 2016, compared to nonperforming loans of 12.0% of the Bank’s total capital at December 31, 2015. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at September 30, 2016 and December 31, 2015 were 2.5% and 2.0%, respectively.
Risk Grades 5 through 8 represent the spectrum of criticized and impaired loans. As of September 30, 2016, potential problem loans and impaired loans totaled $54.5 million with loans in the Veterinary and Healthcare industries, our two largest verticals, comprising 37.0% and 29.1%, respectively. As of December 31, 2015, potential problem and impaired loans totaled $41.0 million with loans in the Veterinary and Healthcare industry verticals comprising 50.2% and 27.0%, respectively. The majority of the impaired loans in the Veterinary industry were originated prior to 2010. The Company believes that its underwriting and credit quality standards have improved as the business has matured. At September 30, 2016, the portion of criticized loans guaranteed by the SBA totaled $20.8 million resulting in unguaranteed exposure risk of $33.7 million, or 4.6% of total held for investment unguaranteed exposure. This compares to total criticized and impaired loans of $41.0 million at December 31, 2015, of which $17.2 million was guaranteed by the SBA.
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
Management endeavors to be proactive in its approach to identify and resolve special mention (Risk Grade 5) loans and is focused on working with the borrowers and guarantors of these loans to provide loan modifications when warranted. At September 30, 2016 and December 31, 2015, Risk Grade 5 loans totaled $31.1 million and $17.5 million, respectively. The increase in Risk Grade 5 loans from December 31, 2015 to September 30, 2016 was principally confined to three verticals; Healthcare ($4.1 million or 30.1% of increase), Deathcare ($2.9 million or 21.5% of increase), and Independent Pharmacies ($2.4 million or 17.3% of increase). The underlying cause of the increase in Risk Grade 5 loans from December 31, 2015 to September 30, 2016 was ongoing maturation of legacy verticals combined with a $1.4 million positive migration of Risk Grade 6 loans to Risk Grade 5.  At September 30, 2016, approximately 97.0% of loans classified as Risk Grade 5 are performing with no current payments past due. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
The results of the recent Hurricane Matthew have been assessed and only one borrower in our Agriculture vertical was affected by this storm with minor damage.
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
The ALL of $7.4 million at December 31, 2015 increased by $7.8 million, or 104.7%, to $15.2 million at September 30, 2016. The ALL, as a percentage of loans held for investment, amounted to 2.0% at September 30, 2016 and 2.6% at December 31, 2015. The increase in the allowance for loan losses was largely attributable to continued growth in the loan portfolio combined with the effects of the transfer of $318.8 million of unguaranteed loans from held for sale to held for investment and charge-off experience, as addressed in the Provision for Loan Losses section of Results of Operations. General reserves as a percentage of non-impaired loans amounted to 1.60% at September 30, 2016 and 2.05% December 31, 2015. By transferring a $318.8 million pool of high quality unguaranteed credits into the held for investment portfolio during the second quarter, the allowance as a percentage of total loans held for investment and general reserves as a percentage of non-impaired loans has declined somewhat as compared to December 31, 2015. See the aforementioned Provision for Loan Losses section of this section for a discussion of the Company's charge-off experience.
Actual past due loans and charge-offs have increased as management continues to work to improve asset quality. Management believes the ALL of $15.2 million at September 30, 2016 is appropriate in light of the risk inherent in the loan portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current ALL or that future increases in the ALL will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ALL, thus adversely affecting the Company’s operating results. Additional information on the ALL is presented in Note 5 to the consolidated financial statements included with this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At September 30, 2016, the total amount of these four items was $603.6 million, or 36.1% of total assets, an increase of $312.2 million from $291.4 million, or 27.7% of total assets, at December 31, 2015.
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
At September 30, 2016, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, while $101 thousand was pledged for trust activities in the state of Ohio, $1.2 million was pledged for uninsured trust assets and $1.5 million was pledged for secured federal funds lines of credit, leaving $67.5 million available as lendable collateral.

Contractual Obligations
The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of September 30, 2016. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$530,029	$530,029	$—	$—	$—
Time deposits	872,988	550,600	236,718	85,670	—
Long term borrowings	28,074	812	1,726	25,536	—
Operating lease obligations	1,969	660	1,095	214	—
Total	$1,433,060	$1,082,101	$239,539	$111,420	$—
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
The balance sheet is liability-sensitive with a total cumulative gap position of -9.18% at September 30, 2016. During 2016, a large volume of deposits were obtained through a nationwide campaign, resulting in the liability-sensitive gap position. A liability-sensitive position means that net interest income will generally move in the opposite direction as interest rates. For instance, if interest rates increase, net interest income can be expected to decrease, and if interest rates decrease, net interest income can be expected to increase. The Company attempts to mitigate interest rate risk with the majority of assets and liabilities being short-term, adjustable rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.

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
Capital amounts and ratios as of September 30, 2016 and December 31, 2015, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - September 30, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$198,436	16.63%	$53,703	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$213,400	17.88%	$95,471	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$198,436	16.63%	$71,603	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$198,436	13.18%	$60,245	4.00%	N/A	N/A
Bank - September 30, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$117,575	10.26%	$51,559	4.50%	$74,474	6.50%
Total Capital (to Risk-Weighted Assets)	$132,007	11.52%	$91,660	8.00%	$114,575	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$117,575	10.26%	$68,745	6.00%	$91,660	8.00%
Tier 1 Capital (to Average Assets)	$117,575	8.21%	$57,291	4.00%	$71,614	5.00%
Consolidated - December 31, 2015
Common Equity Tier 1 (to Risk-Weighted Assets)	$191,366	23.22%	$37,087	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$198,781	24.12%	$65,933	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$191,366	23.22%	$49,450	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$191,366	18.36%	$41,702	4.00%	N/A	N/A
Bank - December 31, 2015
Common Equity Tier 1 (to Risk-Weighted Assets)	$96,056	12.28%	$35,207	4.50%	$50,855	6.50%
Total Capital (to Risk-Weighted Assets)	$103,471	13.23%	$62,591	8.00%	$78,238	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$96,056	12.28%	$46,943	6.00%	$62,591	8.00%
Tier 1 Capital (to Average Assets)	$96,056	9.75%	$39,398	4.00%	$49,248	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2016, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2016 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
Management has not evaluated any changes in the Company's internal control over financial reporting that occurred during the quarterly period ended September 30, 2016 due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three and nine months ended September 30, 2016, any pending legal proceedings other than nonmaterial proceedings occurring in the ordinary course of business.
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

Live Oak Bancshares, Inc.
(Registrant)

Date: November 8, 2016	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)
3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1, filed on June 19, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements*

*    Indicates a document being filed with this Form 10-Q.

**
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.