Form 10-K
period 2016-12-31
Live Oak Bancshares, Inc.
filed 2017-03-09
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016, was approximately $240,024,124. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of March 8, 2017, there were 29,850,813 shares of the registrant’s voting common stock outstanding and 4,723,530 shares of the registrant’s non-voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2017 Annual Meeting of Shareholders, which the registrant plans to file subsequent to the date hereof, are incorporated by reference into Part III. Portions of the registrant's annual report to shareholders for the year ended December 31, 2016, which will be posted on the registrant's website subsequent to the date hereof, are incorporated by reference into Part II.

Live Oak Bancshares, Inc.
Report on Form 10-K
December 31, 2016

Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains statements that management believes are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to the financial condition, results of operations, plans, objectives, future performance or business of Live Oak Bancshares, Inc. (the "Company"). They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “will,” “may,” “should,” “could,” “would,” “continues,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this Report. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements management may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to the Company at the time. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this Report are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of the Company’s future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. These risks, uncertainties and assumptions include, without limitation:

•
deterioration in the financial condition of borrowers resulting in significant increases in the Company’s loan losses and provisions for those losses and other adverse impacts to results of operations and financial condition;

•
changes in Small Business Administration ("SBA") rules, regulations and loan products, including specifically the Section 7(a) program, changes in SBA standard operating procedures or changes to the status of Live Oak Banking Company (the "Bank") as an SBA Preferred Lender;

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

•	the Company's ability to attract and retain key personnel;

•	changes in governmental monetary and fiscal policies as well as other legislative and regulatory changes, including with respect to SBA lending programs and investment tax credits;

•	changes in political and economic conditions;

•	the impact of heightened regulatory scrutiny of financial products and services, primarily led by the Consumer Financial Protection Bureau;

•	the Company's ability to comply with any requirements imposed on it by regulators, and the potential negative consequences that may result;

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
General
Live Oak Bancshares, Inc. (“LOB” and, collectively with its subsidiaries including Live Oak Banking Company, the “Company,” also referred to as "our" and "we"), headquartered in Wilmington, North Carolina, is the bank holding company for Live Oak Banking Company (the “Bank” or "Live Oak Bank"). The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank and operates an established national online platform for small business lending. LOB completed its initial public offering (“IPO”) in July 2015. LOB was incorporated under the laws of the state of North Carolina on December 18, 2008, for the purpose of serving as the bank holding company of Live Oak Bank.
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
In addition to focusing on industry verticals, the Company emphasizes developing detailed knowledge of its customers’ businesses. This knowledge is developed, in part, through regular visits to customers’ operations, wherever they are located. These regular visits are designed to foster both for the Company and for the customer a deep and personalized experience throughout the lending relationship. The Company has developed and continues to refine a technology-based platform to facilitate providing financial services to the small business community on a national scale and has leveraged this technology to optimize the Company's loan origination process, customer experience, reporting metrics, and servicing activity. The Company services customers efficiently throughout the loan process and monitors their performance by means of the technology-based platform, which eliminates the need to maintain traditional branch locations.
For additional information on the Company's business, financial performance and results of operations, see “Overview” and “Executive Summary” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report. For information on the Company’s financial information about geographic areas, see Part II, Item 8 of this Report.
LOB's voting common stock trades on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “LOB.” As of January 31, 2017, there were 225 holders of record of LOB's voting common stock. The Company's principal executive office is located at 1741 Tiburon Drive, Wilmington, North Carolina 28403, telephone number (910) 790-5867. The Company maintains a website at www.liveoakbank.com. Documents available on the website include: (i) the Company's Code of Ethics and Conflict of Interest Policy; and (ii) charters for the Audit and Risk, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors. These documents also are available in print to any shareholder who requests a copy.
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
The Company also will provide without charge a copy of this Report, as well as any documents available on the Company's website, to any shareholder by mail. Requests should be sent to Live Oak Bancshares, Inc., Attention: Corporate Secretary, 1741 Tiburon Drive, Wilmington, NC 28403.

Competition
Commercial banking in the United States is extremely competitive. The Company competes with national banking organizations including the largest commercial banks headquartered in the country, all of which have small business lending divisions. The Company also competes with other federally and state chartered financial institutions such as community banks and credit unions, finance and business development companies, peer-to-peer and marketplace lenders and other non-bank lenders. Many of the Company's competitors have higher legal lending limits and are also able to provide a wider array of services and make greater use of media advertising given their size and resources.
Despite the intense level of competition among small business lenders, the Company believes that it occupies a lending category distinct from its competitors, having both the benefit of deposit funding and the ability to grow quality assets. One of the Company's principal advantages is the technology-based platform it uses, which management believes has accelerated the Company's ability to issue proposals, complete credit due diligence, finalize commitments and improve the overall customer experience. The Company believes that its personnel also provide a competitive advantage because they are industry participants with relevant experience in the Company's identified verticals.
The Bank licenses the nCino bank operating system on a nonexclusive basis. As a result, this technology is available to other lenders. However, management believes that the Bank's ability to actively develop and improve upon the existing platform with in-house developers gives the Bank a competitive advantage over competitors who also may use this platform.
Employees
As of December 31, 2016, the Company had 400 full-time employees and 25 part-time employees. None of these employees are covered by a collective bargaining agreement, and management considers relations with employees to be good.
Subsidiaries
In addition to the Bank, the Company held the following wholly owned subsidiaries as of December 31, 2016:

•	Live Oak Clean Energy Financing LLC, formed in November 2016 for the purpose of providing financing to entities for renewable energy applications;

•	Live Oak Ventures, Inc., formed in August 2016 for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology;

•	Live Oak Grove, LLC, opened in September 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location;

•
Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans; and

•	504 Fund Advisors, LLC (“504FA”), formed to serve as the investment advisor to the 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.
On February 1, 2017, the Company completed its acquisition of Reltco, Inc. and National Assurance Title, Inc., two companies under common control based in Tampa, Florida, that provide nationwide title agency and settlement services.
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
Under the BHCA, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act of 1977 rating of each subsidiary bank must be satisfactory or better. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. LOB has filed an election and became a financial holding company in 2016.
Under Federal Reserve policy and as codified by the Dodd-Frank Act, the Company is expected to act as a source of financial strength for Live Oak Bank and to commit resources to support Live Oak Bank. This support may be required at times when LOB might not be inclined to provide it or it might not be in LOB's best interests or the best interests of its shareholders. In addition, any capital loans made by the Company to Live Oak Bank will be repaid only after Live Oak Bank’s deposits and various other obligations are repaid in full.

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
The NCCOB also enforces specific requirements for bank capital, the payment of dividends, loans to officers and directors, record keeping, and types and amounts of loans and investments made by commercial banks.
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
The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past four quarters is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if any of the holding company’s bank subsidiaries are classified as undercapitalized.
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
Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. Under applicable capital standards the minimum risk-based capital ratios are a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6%, and a total capital to risk-weighted assets ratio of 8%. In addition, to avoid restrictions on capital distributions and discretionary bonus payments, the Company and the Bank are required to meet a capital conservation buffer of common equity Tier 1 capital in addition to the minimum common equity Tier 1 capital ratio. The capital conservation buffer is being phased in from January 1, 2016 until January 1, 2019, at which point it will be set at 2.5% common equity Tier 1 capital to risk-weighted assets, which sits “on top” of the 4.5% minimum common equity Tier 1 to risk-weighted assets ratio. Common equity Tier 1 capital is predominantly comprised of retained earnings and common stock instruments (that meet strict delineated criteria), net of treasury stock, and after making necessary capital deductions and adjustments. Tier 1 capital is comprised of common equity Tier 1 capital plus Additional Tier 1 capital, which consists of noncumulative perpetual preferred stock and similar instruments meeting specified eligibility criteria and “TARP” preferred stock and other instruments issued under the Emergency Economic Stabilization Act of 2008. Total capital is comprised of Tier 1 capital plus Tier 2 capital, which consists of subordinated debt with a minimum original maturity of at least five years and a limited amount of loan loss reserves.
At December 31, 2016, the Company's risk-based capital ratios, as calculated under the revised capital standards applicable as of January 1, 2015, were 15.31% common equity Tier 1 capital to risk weighted assets, 15.31% Tier 1 capital to risk weighted assets, and 16.56% total capital to risk weighted assets.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average total on-balance sheet assets, less goodwill and certain other intangible assets, of 4% for bank holding companies. The Company’s ratio at December 31, 2016 was 12.00% compared to 18.36% at December 31, 2015. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities.
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
The Federal Deposit Insurance Act, or FDI Act, requires the federal bank regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.
The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio, Common Equity Tier 1 Capital ratio and the leverage ratio. Under current regulations, an FDIC-insured bank was:

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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2016, Live Oak Bank had capital levels that qualify as “well capitalized” under the applicable regulations.
The FDI Act generally prohibits an FDIC-insured bank from making a capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank is or would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan until the institution has been adequately capitalized on average during each of four consecutive calendar quarters. The aggregate liability of the parent holding company under such guaranty is limited to the lesser of: (i) an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized”; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”
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

The regulatory capital framework under which the Company and Live Oak Bank operate changed in significant respects as a result of the Dodd-Frank Act, which was enacted in July 2010, and other regulations, including the separate regulatory capital requirements put forth by the Basel Committee on Banking Supervision, commonly known “Basel III.”
In July 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency approved final rules that established an integrated regulatory capital framework that addressed shortcomings in certain capital requirements. The rules implemented in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. These rule began to apply to the Company effective January 1, 2015.
The major provisions of the rule applicable to the Company are:

•
The rule implements higher minimum capital requirements, includes a new common equity Tier1 capital requirement, and establishes criteria that instruments must meet in order to be considered Common Equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements are intended to both improve the quality and increase the quantity of capital required to be held by banking organizations. The minimum capital to risk-weighted assets (“RWA”) requirements under the rule are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio of 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The rule maintained the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

•
The rule implements changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions. In addition, the rule requires that certain regulatory capital deductions be made from common equity Tier 1 capital.

•
Under the rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. A three-year phase-in of the capital conservation buffer requirements began on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

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
The Dodd-Frank Act imposed additional restrictions on transactions between affiliates by amending these two sections of the Federal Reserve Act. Under the Dodd-Frank Act, restrictions on transactions with affiliates are enhanced by (i) including among “covered transactions” transactions between bank and affiliate-advised investment funds; (ii) including among “covered transactions” transactions between a bank and an affiliate with respect to securities repurchase agreements and derivatives transactions; (iii) adopting stricter collateral rules; and (iv) imposing tighter restrictions on transactions between banks and their financial subsidiaries.
FDIC Insurance Assessments
The assessment rate paid by each DIF member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Live Oak Bank’s insurance assessments during 2016 and 2015 were $1.4 million and $514 thousand, respectively. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
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
The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation, or the FICO. The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2016 was .140 basis points per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.
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
The Gramm-Leach-Bliley Act made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports relating to such agreements must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory Community Reinvestment Act rating in its latest Community Reinvestment Act examination. Live Oak Bank operates under an approved CRA strategic plan and received a “Satisfactory” rating in its last CRA examination, which was conducted as of July 11, 2016.
The Volcker Rule
Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” certain limitations are placed on the ability of insured depository institutions and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule became fully effective in July 2015, and banking entities currently have until July 21, 2017, to divest certain legacy investments in covered funds. The Volcker Rule is not expected to have a material impact on the Company's operations.
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

As of December 31, 2016, the Bank's C&D concentration as a percentage of bank capital totaled 234.2% and the Bank's CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 122.6%.
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

As required by the Dodd-Frank Act, in March 2011 the SEC and the federal bank regulatory agencies (including the Federal Reserve and the FDIC) proposed regulations that would prohibit financial institutions with assets of at least $1 billion from maintaining executive compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that could lead to material financial loss. These proposed regulations incorporate the principles discussed in the Federal Reserve’s June 2010 incentive compensation guidance. In May 2016, the federal bank regulatory agencies replaced the regulations proposed in 2011 with a new proposal. If the regulations are adopted in the form proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives. The comment period for these proposed regulations has closed, but a final rule has not been published.
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
February 3, 2017, Executive Order
On February 3, 2017, President Trump signed an executive order calling for the administration to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, in order to determine their consistency with a set of “core principles” of financial policy. The core financial principles identified in the executive order include the following: empowering Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth; preventing taxpayer-funded bailouts; fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry; enabling American companies to be competitive with foreign firms in domestic and foreign markets; advancing American interests in international financial regulatory negotiations and meetings; and restoring public accountability within federal financial regulatory agencies and “rationalizing” the federal financial regulatory framework.
Although the order does not specifically identify any existing laws or regulations that the administration considers to be inconsistent with the core principles, areas that may be identified for reform include the Volcker Rule; any “fiduciary” standard applicable to investment advisers and broker-dealers; and the powers, structure and funding arrangements of the Financial Stability Oversight Council, the Office of Financial Research, the prudential bank regulators, the SEC, CFTC, and Consumer Financial Protection Bureau. While some changes can be implemented by the regulatory agencies themselves, implementing much of the anticipated agenda of changes would require legislation from Congress.

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
Risks Related to Our Business
We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition, and results of operations.
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
The nature of our business may make it an attractive target and potentially vulnerable to cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions. The technology-based platform we use processes sensitive data from our borrowers and investors. While we have taken steps to protect confidential information that we have access to, our security measures and the security measures employed by the owners of the technology in the platform that we use could be breached. Any accidental or willful security breaches or other unauthorized access to our systems could cause confidential customer, borrower, employee, vendor, partner or investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation, and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the technology-based platform that we use are exposed and exploited, our relationships with customers, borrowers, employees, vendors, partners and investors could be severely damaged, and we could incur significant liability.
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
Like all financial institutions, we are subject to certain risks resulting from a weakened economy, such as increased charge-offs and levels of past-due loans and nonperforming assets. Although the U.S. economy has emerged from the severe recession that occurred from 2007 to 2009, economic growth has been slow and uneven, and unemployment levels remain elevated in many areas of the country. In addition, recovery by many businesses has been impaired by lower consumer spending. A return of prolonged deteriorating economic conditions could adversely affect the ability of our customers to repay their loans, the value of our investments, and our ongoing operations, including our equipment leasing and title insurance businesses, costs and profitability. These events may cause us to incur losses and may materially adversely affect our business, results of operations and financial condition.
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
As of December 31, 2016, the fair value of our investment securities portfolio was approximately $71 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, monetary tapering actions by the Federal Reserve, and changes in market interest rates and potential instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects, as well as the value of our common stock. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our inability to accurately predict the future performance of an issuer or to efficiently respond to changing market conditions could result in a decline in the value of our investment securities portfolio, which could have a material and adverse effect on our business, results of operations and financial condition.

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
Gains on the sale of loans comprise a significant component of our revenue. Noncash gains recognized in the years ended December 31, 2016, 2015 and 2014 were $7.1 million, $6.1 million and $3.5 million respectively. The determination of these noncash gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs. The value of retained unguaranteed loans and servicing rights are determined by our wholly owned subsidiary, GLS, which applies market derived factors such as prepayment rates, current market conditions and recent loan sales to arrive at valuations. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe that the valuations provided by GLS are at arm’s length, reflect fair value and are subject to validation by an independent third party on an annual basis, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

We anticipate that going forward we will experience increasing growth in our held-for-sale and held-for-investment loan portfolios due to our increasing construction portfolio or strategic business decisions.
Our revenue model has historically been driven by selling loans that we originate, or a portion of the loans, in the secondary market when fully funded. The growth of our construction portfolio that typically funds in stages will result in a decrease in the volume of loans sold relative to production in any period, which, in turn, decreases our revenue relative to production in any period. In addition, we anticipate growth in our loans held for investment due to our origination of loans that we choose not to sell or for which there is no secondary market or due to other strategic choices, including the pursuit of potential opportunities in conventional lending outside of SBA or other government guarantee programs. Growth in our held-for-sale and our held-for-investment loan portfolios exposes us to increased interest rate and credit risks.
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
In connection with our banking business, we take title to real estate collateral from time to time through foreclosure or otherwise in connection with efforts to collect debts previously contracted. Such real estate is referred to as other real estate owned, or OREO. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. The amount of OREO we hold may increase due to various economic conditions or other factors. Any additional increase in losses and maintenance costs and other expenses due to OREO may have a material adverse effect on our business, results of operations and financial condition. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and other expenses, and reduce our ultimate realization from any OREO sales. In addition, at the time of acquisition of the OREO we are required to reflect its fair market value in our financial statements. If the OREO declines in value subsequent to its acquisition, we are required to recognize a loss. As a result, declines in the value of our OREO will have a negative effect on our business, results of operations and financial condition. As of December 31, 2016, we had three OREO properties with an aggregate carrying value of $2 million. For more information about amounts held in OREO, see Note 9 to our audited consolidated financial statements as of and for the year ended December 31, 2016 filed with this Report.
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
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may experience changes in value in relatively short periods of time, especially during periods of heightened economic uncertainty, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of OREO, and our Allowance for loans losses may not reflect accurate loan impairments. The valuation of the properties securing the loans in our portfolio may negatively impact the continuing value of those loans and could materially adversely affect our business, results of operations and financial condition.
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

Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.
Acquisitions by the Company or the Bank, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to the CRA; fair lending laws; fair housing laws; consumer protection laws; unfair, deceptive, or abusive acts or practices regulations; and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse impact on our business, and, in turn, our financial condition and results of operations.
The value of our goodwill and other intangible assets may decline in the future.
In connection with our acquisitions, we have generally recognized intangible assets, including goodwill, in our consolidated balance sheet. We may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a non-cash charge which would adversely affect our results of operations for the period.
New lines of business or new products and services may subject us to additional risks.
From time to time, we may develop, grow and/or acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition. All service offerings, including current offerings and those which may be provided in the future, may become more risky due to changes in economic, competitive and market conditions beyond our control.
Changes in the interest rate environment could reduce our net interest income, which could reduce our profitability.
As a financial institution, our earnings depend in part on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Additionally, changes in interest rates affect the premiums we may receive in connection with the sale of SBA 7(a) loans in the secondary market, pre-payment speeds of loans for which we own servicing rights, our ability to fund our operations with customer deposits, and the fair value of securities in our investment portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, affects us more than non-financial companies and can have a significant effect on our net interest income and results of operations. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin, noninterest income and results of operations. Further, since we began originating loans in May 2007 we have operated in a period of low market interest rates. Interest rates may increase in 2017 and future periods. In a rising interest rate environment, potential borrowers could seek to defer loans as they wait for interest rates to settle, and borrowers of variable rate loans may be subject to increased interest rates, which could result in a greater rate of default. Rising interest rates may also present additional challenges to our business that we have not anticipated.

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
We compete with these institutions both in attracting deposits and in making loans, primarily on the basis of the interest rates we pay and yield on these products. We also compete with these institutions in our other business lines, including equipment leasing and title insurance. Many of our competitors are well-established, much larger financial institutions. While we believe we can successfully compete with these other lenders in our industry verticals, we may face a competitive disadvantage as a result of our smaller size. Furthermore, nothing would prevent our competitors from developing or licensing a technology-based platform similar to the technology-based platform we currently use in our business. In addition, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation, legislative, regulatory and technological changes, and the emergence of alternative banking sources.
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

Our investments and/or financings in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on our financial results.
We invest in and/or finance certain tax-advantaged projects promoting renewable energy sources. Our investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. We utilize an investment tax credit for the installation of certain solar power facilities. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be fully realized. The possible inability to realize these tax credits and other tax benefits can have a negative impact on our financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside of our control, including changes in the applicable provisions of the tax code and the ability of the projects to be completed and properly managed. In addition, we make loans through the United States Department of Agriculture’s Rural Energy for America Program, which provides guaranteed loan financing and grant funding to agricultural producers and rural small businesses for renewable energy systems or to make energy-efficient improvements. Any changes to applicable provisions of the tax code or other developments could adversely impact demand for these loans even where we are not utilizing an investment tax credit.
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
Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption on account of a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations, particularly those pertaining to the SBA or the FDIC. Any such failure to maintain such U.S. government operations would impede our ability to originate SBA loans and our ability to sell such loans in the secondary market, which would materially adversely affect our business, results of operations and financial condition.
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
Outbreaks of avian disease, such as avian influenza, or the perception that outbreaks may occur, could have a material adverse effect on lending operations in our Agriculture vertical.
Pandemic events beyond our control, such as an outbreak of avian disease, or “bird flu,” could have a material adverse effect on the performance of our portfolio of loans in our Agriculture vertical and on the demand for new loans in this vertical. An outbreak of disease could result in governmental restrictions on the import and export of fresh and frozen chicken or other poultry products to or from our customers. This could result in the cancellation of orders and the curtailment of farming operations by our customers and could create adverse publicity that may have a material adverse effect on the performance of our existing loans and future business prospects in our Agriculture vertical. In addition, consumer fears about avian disease have, in the past, depressed demand for fresh poultry, which may adversely impact the demand for future loans and the performance of existing loans in our Agriculture vertical.

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
The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.
In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected over the contractual life of the financial instrument. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
The new CECL standard will become effective for us on January 1, 2020. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.
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
As of January 31, 2017, our directors and executive officers and their related entities currently beneficially own, in the aggregate, approximately 30.1% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our executive officers and directors and related entities, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this Report.
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
The laws and regulations applicable to the banking industry have changed in recent years and may continue to change, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our business, results of operations and financial condition.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted on July 21, 2010. The provisions of the Dodd-Frank Act, and its implementing regulations may materially and adversely affect our business, results of operations and financial condition. Some or all of the changes, including the rulemaking authority granted to the Consumer Financial Protection Bureau, or the CFPB, may result in greater liability, reporting requirements, assessment fees, operational restrictions, capital requirements, and other regulatory burdens applicable to us while many of our non-bank competitors may remain free from such burdens. The changes arising out of the Dodd-Frank Act could adversely affect our ability to attract and maintain depositors, to offer competitive products and services, to attract and retain key personnel and to expand our business.
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
It is not clear whether the executive order issued on February 3, 2017, by President Trump calling for the administration to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, will result in material changes to the current laws and rules, or those that are in process, applicable to financial institutions and financial services or products like ours. It also is not clear what the impact from any such changes would be on our business or the markets and industries in which we compete. There is no guarantee that any changes from this review would be positive for us, and any such changes could have a material adverse impact on our business and our prospects.

We may be required to raise additional capital in the future, including to comply with increased minimum capital thresholds established by our regulators as part of their implementation of Basel III, but that capital may not be available when it is needed and could be dilutive to our existing shareholders, which could adversely affect our financial condition and results of operations.
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

•
Under the rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. A three-year phase-in of the capital conservation buffer requirements began on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

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
We are incurring increased costs and obligations as a result of being a public company.
As a relatively new public company, we are required to comply with certain additional corporate governance and financial reporting practices and policies required of a publicly traded company. As a result, we have and will continue to incur significant legal, accounting and other expenses that we were not required to incur as a privately held company, due to compliance requirements of the Exchange Act, Sarbanes-Oxley, the Dodd-Frank Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results with the SEC. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. Compliance with these rules and regulations will increase our legal and financial compliance costs, and might make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.
Future sales of shares of our common stock by existing shareholders could depress the market price of our common stock.
LOB had 34,531,708 shares of common stock outstanding at January 31, 2017, none of which remain subject to post-IPO lock-up agreements. In addition, as of January 31, 2017, there were outstanding options to purchase 3,418,791 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and options are held by a small number of persons. Sales by these shareholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock.
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
The following table sets forth the location of the Company’s main offices, as well as additional administrative offices and certain information relating to the facilities.

Office	Address	Year Opened	Approximate Square Footage	Owned or Leased
Main Offices	1741 Tiburon Dr 1757 Tiburon Dr	2013 2015	36,000 55,000	Owned
Satellite Wilmington Office	2605 Irongate Dr Ste. 100	2016	10,632	Leased
Atlanta Loan Production Office	3060 Peachtree Rd Ste. 1220	2010	4,455	Leased
Santa Rosa, CA Office	100 B Street Ste. 100	2015	2,386	Leased
Houston, TX Relationship Office	16801 Greenspoint Park Dr Ste. 395	2015	3,514	Leased
Roseville, CA Office	1223 Pleasant Grove Blvd Ste. 120	2016	1,186	Leased
Tampa, FL Office	13401 McCormick Dr	2017	10,846	Leased
The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its operational needs.

Item 3.	LEGAL PROCEEDINGS
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of December 31, 2016 there are no material pending legal proceedings to which LOB, or any of its subsidiaries, is a party or of which any of their property is the subject.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's voting common stock is traded on the NASDAQ Global Select Market under the symbol “LOB.” Quotations of the sales volume and the closing sales prices of the voting common stock of the Company are listed daily in the NASDAQ Global Select Market’s listings. As of December 31, 2016, there were 34,253,602 shares outstanding (comprised of 29,530,072 voting common shares and 4,723,530 non-voting common shares) and 217 holders of record (comprised of 212 holders of record for voting common shares and 5 holders of record for non-voting common shares) for the Company's common stock. The Company's non-voting common stock is not listed for trading on any exchange.
The following table sets forth the quarterly high and low closing prices for the Company's voting common stock as reported by the NASDAQ Global Select Market and the dividends declared per share of common stock for each quarter since the initial public offering:

	Closing Price		Cash Dividends Declared
Quarter ended	High	Low
September 30, 2015 (beginning July 23, 2015)	$20.65	$18.62	$0.01
December 31, 2015	19.34	12.88	0.01
March 31, 2016	15.29	12.14	0.02
June 30, 2016	16.50	13.70	0.01
September 30, 2016	14.96	13.01	0.02
December 31, 2016	19.85	14.10	0.02
Dividend Policy
On September 9, 2015 the Company declared its first quarterly cash dividend of $0.01 per share after completing its IPO on July 23, 2015. Since declaring this dividend, the Company has declared a dividend to stockholders in each subsequent quarter, with the most recent declared in February 2017.
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
Recent Sales of Unregistered Securities
On February 1, 2017, the Company issued 27,724 shares of voting common stock to the sole shareholder of National Assurance Title, Inc. ("NAT"), pursuant to the acquisition of all of the outstanding stock of NAT. These shares were exempt from registration under the Securities Act of 1933, or the Securities Act, because they were issued in a private placement under Section 4(a)(2) of the Securities Act.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Stock Performance Graph
The stock performance graph required by Item 201(e) of Regulation S-K is incorporated into this Report by reference from the Company’s annual report to shareholders for the year ended December 31, 2016, which will be posted on the Company’s website subsequent to the date of this Report. The stock performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	SELECTED FINANCIAL DATA
The tables below set forth selected consolidated financial data as of the dates or for the periods indicated. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Consolidated Financial Statements and Notes in Item 8 of this Report.

(dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data
Net interest income	$42,649	$25,589	$14,713	$10,779	$8,097
Provision for (recovery of) loan loss	12,536	3,806	2,793	(858)	2,110
Noninterest income	93,539	84,328	60,042	56,477	42,430
Noninterest expense	106,445	71,715	54,526	40,172	33,619
Income, before income taxes	17,207	34,396	17,436	27,942	14,798
Income tax expense	3,443	13,795	7,388	—	—
Net income	13,764	20,601	10,048	27,942	14,798
Net income attributable to noncontrolling interest	9	24	—	120	1,297
Net income to common shareholders	13,773	20,625	10,048	28,062	16,095
Net income (net of tax effect) (1)	13,773	20,625	10,723	17,258	9,899
Period End Balances
Assets	1,755,261	1,052,622	673,315	430,355	342,468
Loans held for sale	394,278	480,619	295,180	159,438	145,183
Loans held for investment	907,566	279,969	203,936	141,349	92,669
Allowance for loan losses	18,209	7,415	4,407	2,723	5,108
Deposits	1,485,076	804,788	522,080	356,620	286,674
Borrowings	27,843	28,375	47,949	12,325	12,205
Shareholders' equity	222,847	199,488	91,814	48,390	31,760
Per Common Share Data
Net income per share - basic	0.40	0.66	0.42	1.38	0.83
Net income per share - diluted	0.39	0.65	0.41	1.37	0.80
Net income per share (net of tax effect) - basic (1)	0.40	0.66	0.45	0.85	0.51
Net income per share (net of tax effect) - diluted (1)	0.39	0.65	0.44	0.84	0.49
Operating net income per share (Non-GAAP) - basic (2)	0.59	0.54	0.57	0.48	0.51
Operating net income per share (Non-GAAP) - diluted (2)	0.57	0.53	0.56	0.48	0.49
Dividends declared	0.07	0.10	2.18	0.48	0.59
Book value	6.51	5.84	3.21	2.38	1.57
Tangible book value	6.51	5.84	3.20	2.36	1.57

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
Performance Ratios
Return on average assets	0.96%	2.26%	1.77%	6.53%	5.01%
Return on average equity	6.55	14.52	14.11	62.82	51.67
Return on average assets (net of tax effect) (1)	0.96	2.26	1.89	4.02	3.08
Return on average equity (net of tax effect) (1)	6.55	14.52	15.05	38.63	31.78
Net interest margin	3.28	3.26	3.04	2.95	2.83
Efficiency ratio (2)	78.16	65.25	72.87	59.74	66.54
Noninterest income to total revenue	68.68	76.72	80.34	83.97	83.97
Average equity to average assets	14.63	15.53	12.56	10.40	9.69
Dividend payout ratio (inclusive of tax distributions)	17.50	15.15	447.33	10.65	33.56
Dividend payout ratio (net of tax effect) (1)	17.50	15.15	419.17	17.32	54.57
Selected Loan Metrics
Loans originated	$1,537,010	$1,158,640	$848,090	$498,752	$413,763
Guaranteed loans sold	761,933	640,886	433,912	339,342	276,676
Average net gain on sale of loans	98.86	105.14	115.18	112.64	121.21
Held for sale guaranteed loans (note amount) (4)	754,834	497,875	326,723	144,228	121,666
Annual increase in held for sale guaranteed loans (note amount)	256,959	171,152	182,495	22,562	N/A
Estimated net gain to be recognized on annual increase in guaranteed loans held for sale (3)	25,403	17,995	21,020	2,541	N/A
Asset Quality Ratios
Allowance for loan losses to loans held for investment	2.01%	2.65%	2.16%	1.93%	5.51%
Net charge-offs	$1,742	$798	$1,109	$1,888	$1,860
Net charge-offs to average loans held for investment	0.29%	0.37%	1.21%	3.47%	4.92%
Nonperforming loans	$23,781	$12,367	$18,692	$8,697	$8,593
Foreclosed assets	1,648	2,666	1,084	773	1,518
Nonperforming loans (unguaranteed exposure)	4,784	2,037	3,137	1,714	3,531
Foreclosed assets (unguaranteed exposure)	246	373	371	341	232
Nonperforming loans not guaranteed by the SBA and foreclosed assets	5,030	2,410	3,508	2,055	3,763
Nonperforming loans not guaranteed by the SBA and foreclosed assets to total assets	0.29%	0.23%	0.52%	0.48%	1.10%
Capital and Liquidity Ratios
Common equity tier 1 capital (to risk-weighted assets)	15.31%	23.22%	N/A	N/A	N/A
Total capital (to risk-weighted assets)	16.56	24.12	19.63%	15.95%	17.91%
Tier 1 risk-based capital (to risk-weighted assets)	15.31	23.22	17.41	15.09	16.65
Tier 1 leverage capital (to average assets)	12.00	18.36	13.38	10.39	10.63

(1)
Net income (net of tax effect), earnings per share (net of tax effect) on a basic and diluted basis, return on average assets (net of tax effect), and return on average equity (net of tax effect) for each year shown was determined by calculating a provision for income taxes using an assumed annual effective income tax rate of 38.5% for the years ended December 31, 2014, 2013 and 2012, and adjusting our historical net income for each period presented to give effect to the pro forma provision for federal and state income taxes for such year. For the year ended December 31, 2014 the Company also excluded the initial deferred tax liability recorded as a result of the change in tax status on August 3, 2014 due to the conversion from an S corporation to a C corporation.

(2)
See "Non-GAAP Measures" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report for more information and a reconciliation to the most closely related GAAP measure.

(3)	The estimated revenue from the sale of the annual increase in guaranteed loans is based on the average net gain of loans for that year.

(4)	Includes the entire note amount, including undisbursed funds for multi-advance loans.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following presents management’s discussion and analysis of the more significant factors that affected the Company's financial condition as of December 31, 2016 and 2015 and results of operations for each of the years in the three-year period ended December 31, 2016. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
Dollar amounts in tables are stated in thousands, except for per share amounts.
Nature of Operations
Live Oak Bancshares, Inc. (“LOB” and, collectively with its subsidiaries including Live Oak Banking Company, the “Company”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending services to small businesses nationwide in targeted industries. The Bank identifies and seeks to grow within selected industry sectors, or verticals, by leveraging expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) program. In 2010, the Bank formed Live Oak Number One, Inc., a wholly-owned subsidiary, to hold properties foreclosed on by the Bank.
In addition to the Bank, the Company owns Live Oak Clean Energy Financing LLC, formed in November 2016, for the purpose of providing financing to entities for renewable energy applications; Live Oak Ventures, Inc., formed in August 2016 for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology; Live Oak Grove, LLC, formed in February 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location; Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and U.S. Department of Agriculture ("USDA")-guaranteed loans, and 504 Fund Advisors, LLC (“504FA”), which was formed to serve as the investment advisor to The 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.
The Company generates revenue primarily from the sale of SBA-guaranteed loans and net interest income. During 2016, the Company also began originating and selling USDA guaranteed Rural Energy for America Program ("REAP") and Business & Industry ("B&I") loans. Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets and net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.
Conversion from S Corporation to C Corporation
Effective August 3, 2014, the Company terminated its status as an “electing small business corporation,” or S corporation, under Subchapter S of the Internal Revenue Code of 1986, or the Code, and became a C corporation under the Code for income tax purposes. As a result of the conversion to a C corporation, the Company recorded a net deferred tax liability of $3.3 million on the balance sheet. Upon recognition of the deferred tax liability, the Company also recorded an offsetting adjustment to income tax expense of $3.3 million, which decreased after-tax earnings and shareholders’ equity by the same amount.
Executive Summary
Following is a summary of the Company's financial highlights and events for 2016:

•	During 2016, the Company entered into two new verticals bringing the total of industries served at year-end to thirteen.

•	Loan production increased to $1.54 billion for 2016, a 32.7% increase over 2015.

•	Guaranteed loan sales increased by $121.0 million, or 18.9%, to $761.9 million in 2016.

•	Net interest income and loan servicing revenue increased by $22.4 million, or 53.7%, to $64.0 million in 2016.

•
Loans held for investment increased by $627.6 million, or 224.2%, to $907.6 million at the end of 2016 as a result of robust 2016 loan originations and a second quarter transfer of $318.8 million from the held for sale classification. This reclassification of loans to held for investment was the result of new policies designed to accelerate the ongoing growth of recurring revenues and reduce the market-related volatility of revenue streams by increasing the level of loans retained on the balance sheet.

•	Total nonperforming unguaranteed loans as a percentage of total loans held for investment declined from 0.73% at the end of 2015 to 0.53% at the end of 2016.

•	Net charge-offs as a percentage of average held for investment loans, for the years ended December 31, 2016 and 2015, were 0.29% and 0.37%, respectively

•	Core revenues consisting of net interest income, servicing revenue and gains on sale of loans increased to $139.4 million, a 27.8% increase over 2015.

•	Total deposits rose by 84.5% to $1.49 billion at the end of 2016 following successful deposit gathering campaigns.

•
Reported net income decreased by 33.2% over 2015 to $13.8 million. However, non-GAAP net income, which excludes non-routine income and expenses, improved $1.8 million over 2015, or 9.8%, to $20.1 million.

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
The Company's results for 2016 demonstrated strong underlying financial performance and solid growth momentum. Management continues to focus not only on building out existing verticals but incrementally adding new verticals to the loan portfolio. The Company expects to originate $1.80 to $1.90 billion in loans in 2017 which would represent healthy growth over the 2016 volume of $1.54 billion. Management anticipates that the Company's held-for-sale and held-for-investment loan portfolios will continue to grow as a result of ongoing growth in the construction portfolio as well as strategic business decisions, including the pursuit of potential opportunities in conventional lending outside of SBA or other government guarantee programs.
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

Results of Operations
Years ended December 31, 2016 vs. 2015
The Company reported net income available to common shareholders totaling $13.8 million, or $0.39 per diluted share, for 2016 compared to $20.6 million, or $0.65 per diluted share, for 2015. This decrease in net income was primarily attributable to the following items:

•
An increase in the provision for loan losses of $8.7 million, or 229.4%, arising primarily from significantly higher levels of loans held for investment, which included the transfer of $318.8 million in unguaranteed loans from being classified as held for sale to held for investment in the second quarter of 2016. This increase in the loan loss provision resulted in significant growth to the allowance for loan losses of $4.0 million. The higher provision also reflected the increase of $944 thousand in net charge-offs during 2016 as compared to 2015.

•
Decreased noninterest income from a one-time gain of $3.8 million in the first quarter of 2015 related to the sale of an investment in nCino, Inc., a former subsidiary of the Company (“nCino”) combined with a higher negative loan servicing revaluation adjustment of $2.2 million; and

•
Increased noninterest expense of $34.7 million, or 48.4%, attributable to the rapid growth of the business franchise. The increase in noninterest expense was predominantly driven by higher salaries and employee benefits of $22.7 million, or 56.2%, occupancy expense of $1.1 million, or 31.6%, data processing expense of $1.7 million, or 47.9%, and other expense of $3.3 million, or 56.9%. Factors driving these higher non-interest expense levels were increased investments in human capital, infrastructure and regulatory costs to support growing loan production from new and existing verticals as well as development of a new small-loan and deposit platform. Also contributing significantly to the increase in noninterest expense was a renewable energy tax credit investment impairment of $3.2 million related to a $4.6 million renewable energy tax credit investment in the fourth quarter. As reflected in lower income tax expense, this investment generated tax savings of $5.5 million for 2016.

Partially offsetting the above factors were increases in net interest income of $17.1 million, or 66.7%, loan servicing revenue of $5.3 million, or 33.0%, net gains on sale of loans of $7.9 million, or 11.8%. construction supervision fee income of $1.0 million, or 64.3%, and reduced income tax expense of $10.4 million, or 75.0%.
Years ended December 31, 2015 vs. 2014
The Company reported net income available to common shareholders totaling $20.6 million, or $0.65 per diluted share, for 2015 compared to $10.0 million, or $0.41 per diluted share, for 2014. This increase in net income was primarily attributable to the following items:

•
An increase in net interest income of $10.9 million, or 73.9%, arising primarily from higher levels of loans held for sale related to originations in newer verticals that require a lengthier period of loan advances before being sold; and

•
An increase in noninterest income of $24.3 million, or 40.4%, predominately composed of $17.4 million, or 34.8%, growth in net gains on sale of loans, the absence of $2.2 million in one-time losses in 2014 on investments in non-consolidated affiliates and a one-time gain of $3.8 million related to the sale of an investment in nCino, partially offset by a $770 thousand, or 7.2%, decrease in loan servicing revenue and revaluation arising from increased negative servicing asset valuation adjustments of $4.0 million in 2015.

Further offsetting the above items was an increase in noninterest expense of $17.2 million, or 31.5% which was principally driven by costs underlying increased loan production and the build out of new initiatives of the Company, including increases to salaries and benefits of $11.2 million, or 38.3%, and to travel expense of $2.0 million, or 36.9%. Also partially offsetting the contributors to increased levels of net income was an increase to income tax expense of $6.4 million, or 86.7%, arising from the Company’s status as a C Corporation commencing on August 3, 2014, and growing profitability.

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
Years ended December 31, 2016 vs. 2015
For 2016, net interest income increased $17.1 million, or 66.7%, to $42.6 million compared to $25.6 million in 2015 due to favorable volume and interest rate factors. Average interest earning assets rose by $517.1 million, or 65.9%, to $1.30 billion for 2016 compared to $784.7 million for 2015, while the yield on average interest earning assets remained relatively static at 4.40% for 2016 versus 4.39% for 2015. The cost of funds on interest bearing liabilities for 2016 increased slightly by five basis points to 1.24%, and the average balance in interest bearing liabilities increased by $440.6 million, or 59.3% during the same period. As indicated in the rate/volume table below, the slight increase in rate and increased volume in interest bearing liabilities was outpaced by the effects of the increased volume and rate of interest earning assets, resulting in increased interest income of $22.8 million and increased interest expense of $5.8 million for 2016. The volume of interest bearing liabilities for 2016 was also mitigated somewhat by the July 2015 initial public offering. For 2016 compared to 2015, net interest margin increased from 3.26% to 3.28% due to the aforementioned effects.
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

	2016			2015			2014
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$222,704	$1,033	0.46%	$84,782	$300	0.35%	$56,053	$163	0.29%
Investment securities	62,746	1,132	1.80	50,431	811	1.61	29,634	455	1.53
Loans held for sale	413,468	22,645	5.48	435,508	22,590	5.19	306,026	15,464	5.05
Loans held for investment	602,875	32,462	5.38	213,974	10,750	5.02	91,964	4,483	4.87
Total interest earning assets	1,301,793	57,272	4.40	784,695	34,451	4.39	483,677	20,565	4.25
Less: Allowance for loan losses	(10,899)			(5,254)			(3,228)
Non-interest earning assets	146,169			135,151			86,853
Total assets	$1,437,063			$914,592			$567,302
Interest bearing liabilities:
Interest bearing checking	$20,410	$116	0.57%	$6,604	$39	0.59%	$—	$—	—%
Money market accounts	423,035	3,197	0.76	347,429	2,562	0.74	215,745	2,270	1.05
Certificates of deposit	712,327	10,346	1.45	343,625	4,778	1.39	231,675	2,461	1.06
Total deposits	1,155,772	13,659	1.18	697,658	7,379	1.06	447,420	4,731	1.06
Small business lending fund	—	—	—	6,222	94	1.51	6,800	102	1.50
Notes payable to investors	—	—	—	—	—	—	2,717	272	10.00
Other borrowings	28,250	964	3.41	39,515	1,389	3.52	16,983	747	4.40
Total interest bearing liabilities	1,184,022	14,623	1.24	743,395	8,862	1.19	473,920	5,852	1.23
Non-interest bearing deposits	21,665			15,131			11,492
Non-interest bearing liabilities	21,046			14,004			8,264
Redeemable equity	—			—			2,391
Shareholders' equity	210,311			142,044			71,235
Noncontrolling interest	19			18			—
Total liabilities and shareholders' equity	$1,437,063			$914,592			$567,302
Net interest income and interest rate spread		$42,649	3.16%		$25,589	3.20%		$14,713	3.02%
Net interest margin			3.28			3.26			3.04
Ratio of average interest-earning assets to average interest-bearing liabilities			109.95%			105.56%			102.06%
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

	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$169	$564	$733	$44	$93	$137
Investment securities	111	210	321	29	327	356
Loans held for sale	1,230	(1,175)	55	496	6,630	7,126
Loans held for investment	1,473	20,239	21,712	228	6,039	6,267
Total interest income	2,983	19,838	22,821	797	13,089	13,886
Interest expense:
Interest bearing checking	(3)	80	77	19	20	39
Money market accounts	71	564	635	(886)	1,178	292
Certificates of deposit	327	5,241	5,568	944	1,373	2,317
Small business lending fund	—	(94)	(94)	1	(9)	(8)
Notes payable to investors	—	—	—	(136)	(136)	(272)
Other borrowings	(35)	(390)	(425)	(250)	892	642
Total interest expense	360	5,401	5,761	(308)	3,318	3,010
Net interest income	$2,623	$14,437	$17,060	$1,105	$9,771	$10,876
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
Losses inherent in loan relationships are mitigated by the portion of the loan that is guaranteed by U.S. government loan programs. A typical SBA 7(a) loan carries a 75% guarantee, which reduces the risk profile of these loans. The Company believes that its focus on compliance with regulations and guidance from U.S. government loan programs are key factors to managing this risk.
Years ended December 31, 2016 vs. 2015
For 2016, the provision for loan losses was $12.5 million, an increase of $8.7 million, or 229.4%, compared to the same period in 2015. The increase in the provision for loan losses was principally driven by growth in loans held for investment combined with the effect of higher net charge-offs.
Loans held for investment as of December 31, 2016 increased by $627.6 million, or 224.2%, compared to December 31, 2015. A significant portion of the increase was the result of the Company transferring $318.8 million in unguaranteed SBA loans from being classified as held for sale to held for investment during the second quarter of 2016. Timing of this transfer was largely influenced by the intent and ability to retain quality credits with higher long term yields. Upon transfer from held for sale classification, loans held for investment become subject to the allowance for loan loss review process. The result of this loan reclassification increased the provision for loan losses by $4.0 million during the second quarter of 2016.
During the second quarter of 2016, the Company also implemented enhancements to the methodology for estimating the allowance for loan losses, including refinements to the measurement of qualitative factors in the estimation process. Management believes these enhancements have improved the precision of the process for estimating the allowance. The Company estimated that the effect of revisions to the allowance methodology resulted in an approximately $390 thousand reduction in the provision for loan losses during the second quarter of 2016.

Net charge-offs were $1.7 million, or 0.29% of average loans held for investment, for 2016, compared to net charge-offs of $798 thousand, or 0.37% of average loans held for investment, for 2015. In addition, at December 31, 2016, nonperforming loans not guaranteed by the SBA totaled $4.8 million, which was 0.53% of the held-for-investment loan portfolio compared to $2.0 million, or 0.73%, of loans held for investment at December 31, 2015.
Years ended December 31, 2015 vs. 2014
For 2015, the provision for loan losses was $3.8 million, an increase of $1.0 million, or 36.3%, compared to the same period in 2014. Much of the loan growth for 2015 occurred within new lending verticals with higher assumed loss factors due to the Company’s lack of historical loss experience in those industries.
Net charge-offs were $798 thousand for 2015, compared to net charge-offs of $1.1 million for 2014. In addition, at December 31, 2015, nonperforming loans not guaranteed by the SBA totaled $2.0 million, which was 0.73% of the held-for-investment loan portfolio compared to $3.1 million, or 1.54%, of loans held for investment at December 31, 2014.
Noninterest Income
Noninterest income principally represents income from the sale of SBA and USDA-guaranteed loans. This income is comprised of loan servicing revenue and revaluation and net gains on sales of loans. Revenue from the sale of loans depends upon volume and rates of underlying loans as well as cost and availability of funds in the secondary markets prevailing in the period between loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Other less common elements of noninterest income include nonrecurring gains and losses on investments.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,			2015/2016 Increase (Decrease)		2014/2015 Increase (Decrease)
	2016	2015	2014	Amount	Percent	Amount	Percent
Noninterest income
Loan servicing revenue	$21,393	$16,081	$12,823	$5,312	33.03%	$3,258	25.41%
Loan servicing revaluation	(8,391)	(6,229)	(2,201)	(2,162)	(34.71)	(4,028)	(183.01)
Net gains on sales of loans	75,326	67,385	49,977	7,941	11.78	17,408	34.83
Equity in loss of non-consolidated affiliates	—	(26)	(2,221)	26	100.00	2,195	98.83
Gain of sale of investment in non-consolidated affiliate	—	3,782	—	(3,782)	(100.00)	3,782	100.00
Gain (loss) on sale of securities available-for-sale	1	13	(74)	(12)	(92.31)	87	117.57
Construction supervision fee income	2,667	1,623	361	1,044	64.33	1,262	349.58
Other noninterest income	2,543	1,699	1,377	844	49.68	322	23.38
Total noninterest income	$93,539	$84,328	$60,042	$9,211	10.92%	$24,286	40.45%

Years ended December 31, 2016 vs. 2015
For 2016, noninterest income increased by $9.2 million, or 10.9%, compared to 2015. Increases in the serviced loan portfolio and the volume of loans sold in the secondary market, the core components of the Company’s business, contributed $13.3 million to noninterest income growth, including $5.3 million of increased servicing revenue and $7.9 million of increased net gains on sale of loans. Other factors contributing to the increase in noninterest income were an increase of $1.0 million in construction supervision fees earned for monitoring higher levels of multi-advance loans in addition to $844 thousand in higher earnings from other noninterest income. The increase in other noninterest income was comprised principally of revenue growth at the Company's new trust division. Offsetting these increases were higher downward adjustments in the valuation of servicing rights of $2.2 million during 2016 compared to the same period in 2015 along with a one-time gain of $3.8 million in the first quarter of 2015 related to the sale of an investment in nCino.
The tables below reflect loan production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold that are being serviced. These components are key drivers of the Company's recurring noninterest income.

	Three months ended December 31,		Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Amount of loans originated	$514,565	$330,798	$381,050	$302,962	$356,865	$276,822	$284,530	$248,058
Guaranteed portions of loans sold	260,125	219,328	210,610	147,377	135,555	137,134	155,643	137,047
Outstanding balance of guaranteed loans sold (1)	2,278,618	1,779,989	2,102,468	1,608,197	1,970,908	1,504,115	1,894,428	1,403,968

	Years ended December 31,
	2016	2015	2014	2013	2012
Amount of loans originated	$1,537,010	$1,158,640	$848,090	$498,752	$413,763
Guaranteed portions of loans sold	761,933	640,886	433,912	339,342	276,676
Outstanding balance of guaranteed loans sold (1)	2,278,618	1,779,989	1,302,828	1,005,764	767,721

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate premium revenue, servicing rights for all loans that the Bank originates, including loans sold, are retained by the Bank. In exchange for continuing to service loans that are sold, the Bank receives fee income represented in loan servicing revenue equivalent to one percent of the outstanding balance of SBA loans sold and 0.40% of the outstanding balance of USDA loans sold. In addition, the standard cost of servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue above the cost to service is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For the year ended December 31, 2016, loan servicing revenue increased $5.3 million, or 33.0%, to $21.4 million as compared to the year ended December 31, 2015, as a result of an increase in the average outstanding balance of guaranteed loans sold. At December 31, 2016, the outstanding balance of guaranteed loans sold in the secondary market was $2.28 billion, with a weighted average servicing fee rate of 1.04%. At December 31, 2015, the outstanding balance of guaranteed loans sold was $1.78 billion, with a weighted average servicing fee rate of 1.07%. Prior to January 2010, the Company sold loans for servicing in excess of 1.0%. As loans sold for servicing fee rates in excess of 1.0% prior to fiscal year 2010 amortize, the Company expects that the weighted average servicing fee rate will approach and stabilize at approximately 1.0%.

Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the years ended December 31, 2016 and 2015, there was a net negative loan servicing revaluation of $8.4 million and $6.2 million, respectively. The higher negative service revaluation amount for 2016 was due to an increase in the prepayment rates and a decline in the premium market.
In consideration of the sensitivity of servicing rights as discussed above and in Note 4 to the accompanying audited financial statements, the following table is provided as of December 31, 2016 reflecting the effect on fair value due to changes in yield curve rates.

Change in Yield Curve Assumption	Increase (Decrease) in Value
+300 basis point	$(5,027)
+200 basis point	(3,461)
+100 basis point	(1,789)
- 100 basis point	1,918
Net Gains on Sale of Loans: For the year ended December 31, 2016, net gains on sales of loans increased $7.9 million, or 11.8%, compared to 2015. This increase was primarily due to a higher volume of guaranteed loans sold. For 2016, the volume of guaranteed loans sold increased $121.0 million, or 18.9%, from $640.9 million in 2015 to $761.9 million in 2016. The volume-driven increases in the net gain on loan sale comparisons were partially mitigated by lower average premiums paid in the secondary market. The lower gain per million in 2016 was influenced by the Company's entry into renewable energy lending with high volumes but characteristically lower gains per million sold. The average net gain on sale for 2016 was somewhat lower at $99 thousand of revenue for each $1 million in loans sold, compared to $105 thousand of revenue for each $1 million sold for 2015.
Years ended December 31, 2015 vs. 2014
For 2015, noninterest income increased by $24.3 million, or 40.4%, compared to 2014. Increases in the serviced loan portfolio and the volume of loans sold in the secondary market, the core components of the Company’s business, contributed $20.7 million to noninterest income growth, including $3.3 million of increased servicing revenue and $17.4 million of increased net gains on sale of loans. Other factors contributing to the increase in noninterest income were a $3.8 million one-time gain arising in the first quarter of 2015 related to the sale of the investment in nCino combined with an increase of $2.2 million due to minimal equity method investments in non-consolidated affiliates during 2015 compared to $2.2 million in losses on such investments in 2014, and an increase of $1.3 million in fees earned for monitoring higher levels of multi-advance loans in 2015. Offsetting these increases were larger downward adjustments in the valuation of servicing rights of $4.0 million during 2015 compared to the same period in 2014.
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
Loan Servicing Revaluation: For the year ended December 31, 2015, there was a net negative loan servicing revaluation of $6.2 million compared to a negative $2.2 million in the prior year. The higher negative amount in 2015 was due to amortization of the loan portfolio and a decline in the premium market.

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
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Years Ended December 31,			2015/2016 Increase (Decrease)		2014/2015 Increase (Decrease)
	2016	2015	2014	Amount	Percent	Amount	Percent
Noninterest expense
Salaries and employee benefits	$62,996	$40,323	$29,165	$22,673	56.23%	$11,158	38.26%
Non-staff expenses:
Travel expense	8,205	7,379	5,392	826	11.19	1,987	36.85
Professional services expense	3,482	2,643	3,775	839	31.74	(1,132)	(29.99)
Advertising and marketing expense	4,534	4,333	3,316	201	4.64	1,017	30.67
Occupancy expense	4,573	3,475	1,851	1,098	31.60	1,624	87.74
Data processing expense	5,299	3,583	2,660	1,716	47.89	923	34.70
Equipment expense	2,246	2,119	1,566	127	5.99	553	35.31
Other loan origination and maintenance expense	2,825	2,069	1,652	756	36.54	417	25.24
Renewable energy tax credit investment impairment	3,197	—	—	3,197	100.00	—	—
Other expense	9,088	5,791	5,149	3,297	56.93	642	12.47
Total non-staff expenses	43,449	31,392	25,361	12,057	38.41	6,031	23.78
Total noninterest expense	$106,445	$71,715	$54,526	$34,730	48.43%	$17,189	31.52%

Years ended December 31, 2016 vs. 2015
Total noninterest expense for 2016 increased $34.7 million, or 48.4%, compared to 2015. The increase in noninterest expense was predominately impacted by increased personnel, occupancy, data processing, renewable energy tax credit investment impairment and other expenses. Changes in various components of noninterest expense are discussed below.
Salaries and employee benefits: Total personnel expense for 2016 increased by $22.7 million, or 56.2%, compared to 2015. This increase primarily resulted from further investment in human capital to support the growing loan production from new and existing verticals as well as development of a new small loan and deposit platform. Full-time equivalent employees increased from 327 at December 31, 2015 to 411 at December 31, 2016. Salaries and employee benefits expense included $12.1 million and $1.4 million of stock based compensation in 2016 and 2015, respectively. Expenses related to the employee stock purchase program, stock grants, stock options, stock option compensation and restricted stock expense are all considered stock based compensation.
Of the total stock based compensation, $9.0 million for 2016 included in salaries and employee benefits is related to restricted stock unit ("RSU") awards for key employee retention with an effective grant date of May 24, 2016. On March 23, 2016, the 162(m) Subcommittee of the Compensation Committee of the Board of Directors of the Company approved these RSU awards covering a total of 1,357,500 shares of the Company's voting common stock; comprised of 507,500 shares related to RSU awards and 850,000 shares related to RSU awards with a market price condition of $34 per share. The vesting of the awards was subject to the Company achieving total revenue of at least $100 million for fiscal year 2016, which has occurred. In addition, vesting of the awards was subject to the approval by the Company's shareholders of certain amendments to the Company's 2015 Omnibus Plan, including an increase in the number of shares authorized under the 2015 Omnibus Plan, which were approved on May 24, 2016. The grant date of these awards was effective when shareholder approval was received. See Note 11 - Benefit Plans for more information.
Occupancy expense: Total occupancy costs increased $1.1 million, or 31.6%, compared to 2015. The primary driver of the increase in occupancy expense was increased levels of personnel to support loan production and portfolio service along with related infrastructure including a new building on the Company's main campus that was placed in service during the third quarter of 2015.
Data processing expense: For 2016, the total costs associated with data processing and development increased $1.7 million, or 47.9%, compared to 2015. The increase was principally due to increased levels of activity in the core system from the substantial growth in loan originations, and related software and applications to operate and expand the Company’s digital platform.
Renewable energy tax credit investment impairment: During the fourth quarter of 2016, the Company incurred $3.2 million in impairment charges related to a $4.6 million renewable energy tax credit investment. Investments of this type generate a return primarily through the realization of federal and state income tax credits and other tax benefits; accordingly, impairment of the investment amount is recognized in conjunction with the realization of related tax benefits. This investment generated tax savings of $5.5 million for 2016. This equity method investment aligns with the Company's strategic emphasis in the renewable energy sector. In line with this strategic industry emphasis, the Company originated $124.1 million in loans that support the renewable energy industry during the fourth quarter of 2016. These loans have no tax credit benefit to the Company.
Other expenses: Total other expenses increased $3.3 million, or 56.9%, compared to 2015. This increase was largely impacted by a $1.4 million impairment loss on aircraft as management committed to a plan to sell the aircraft prior to year-end. The sale of this aircraft took place subsequent to year end with no additional losses. A second significant contributor to growth in this expense category was the revised premium requirements for deposit insurance from the Federal Deposit Insurance Corporation applicable to all financial institutions in 2016. The increased deposit insurance premiums resulted in approximately $1 million of additional expense.
Years ended December 31, 2015 vs. 2014
Total noninterest expense for 2015 increased $17.2 million, or 31.5%, compared to 2014. The increase in noninterest expense was predominately impacted by increased personnel, travel and occupancy expenses. Changes in various components of noninterest expense are discussed below.

Salaries and employee benefits: Total personnel expense for 2015 increased by $11.2 million, or 38.3%, compared to 2014. This increase primarily resulted from further investment in human capital to support the growing loan production from new and existing verticals as well as development of a new small loan platform. The increase during 2015 compared to 2014 would have been larger but for the impact of $3.0 million in non-recurring expenses in the first quarter of 2014 related to stock grants. Salaries and employee benefits expense included $1.4 million and $3.7 million of stock based compensation in 2015 and 2014, respectively. Expenses related to the employee stock purchase program, stock grants, stock options, stock option compensation and restricted stock expense are all considered stock based compensation.
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
Income Tax Expense
Income tax expense for 2016 and 2015, totaled $3.4 million and $13.8 million, respectively, a decrease of $10.4 million, or 75.0%. The reduction in income tax expense for 2016 was the product of the above discussed renewable energy tax credit investment in the fourth quarter of 2016 combined with a year over year decline in taxable income. The Company's effective tax rate for 2016 and 2015 was 20.0% and 40.1%, respectively. The Company intends to continue its emphasis in providing financing to the renewable energy sector and expects that additional income tax credits may be generated that benefit the tax rate during 2017.
Discussion and Analysis of Financial Condition
Years ended December 31, 2016 vs. 2015
Total assets at December 31, 2016 were $1.76 billion, an increase of $702.6 million, or 66.8%, compared to total assets of $1.05 billion at December 31, 2015. This increase was principally driven by the following:

•
Growth in loan originations combined with longer retention times of loans held for sale, comprised largely of loans in newer verticals which require a period of loan advances to become fully funded prior to being sold; and

•	Increased levels of deposits arising from successful deposit gathering efforts.
Cash and cash equivalents were $238.0 million at December 31, 2016, an increase of $135.4 million, or 132.0%, compared to $102.6 million at December 31, 2015. This increase was primarily a result of increases in the deposit portfolio.

Total investment securities increased $17.3 million during 2016, from $53.8 million at December 31, 2015 to $71.1 million at December 31, 2016, an increase of 32.2%. The portfolio is comprised of US government agency securities, residential mortgage-backed securities and a mutual fund.
Loans held for sale decreased $86.3 million, or 18.0%, during 2016, from $480.6 million at December 31, 2015 to $394.3 million at December 31, 2016. This decrease was primarily the result of the second quarter reclassification of $318.8 million of unguaranteed loans to held for investment classification, offset by strong growth in loan origination activities throughout 2016.
Loans held for investment increased $627.6 million, or 224.2%, during 2016, from $280.0 million at December 31, 2015 to $907.6 million at December 31, 2016. The increase was primarily the result of the second quarter transfer of $318.8 million in unguaranteed loans from held for sale to held for investment combined with robust loan growth from loan origination activities during 2016.
Premises and equipment increased $2.0 million, or 3.2%, during 2016, from $62.7 million at December 31, 2015 to $64.7 million at December 31, 2016. This increase was principally comprised of a $7.5 million deposit on two new aircraft in the latter part of 2016 combined with ongoing construction initiatives to provide infrastructure to support Company growth. Partially offsetting the increase in premises and equipment was the transfer of an aircraft with a basis of $3.2 million from premises and equipment to other assets. This transfer from premises and equipment to other assets was the result of the Company's conclusion to sell one of its the aircraft due to the ineffectiveness of the equipment to serve the growing needs of an expanding nationwide customer base.
Foreclosed assets decreased $1.0 million, or 38.2%, to $1.6 million at December 31, 2016, from $2.7 million at December 31, 2015. Of this decrease, $126 thousand was associated with foreclosed assets relating to portions of loans not guaranteed by the SBA.
Servicing assets increased $7.8 million, or 17.6%, during 2016 from $44.2 million at December 31, 2015 to $52.0 million at December 31, 2016. The increase in servicing assets is primarily the result of loan sales significantly outpacing the amortization of the existing serviced portfolio.
Other assets increased $13.7 million, or 59.0%, during 2016, from $23.3 million at December 31, 2015 to $37.0 million at December 31, 2016. The increase in other assets includes $8.0 million in new cost and equity method investments, of which $3.7 million is in businesses that align with the Company's strategic initiative to be a leader in online banking for small businesses, $2.5 million related to community reinvestment and $1.8 million in renewable energy investment tax credit investments. Other significant contributors to the growth in other assets were an increase in accrued interest receivable of $2.0 million and the above referenced transfer of an aircraft with a basis of $3.2 million from premises and equipment.
Total deposits were $1.49 billion at December 31, 2016, an increase of $680.3 million, or 84.5%, from $804.8 million at December 31, 2015. The increase in deposits was driven by successful deposit initiatives to support the growth in loan originations.
Shareholders’ equity at December 31, 2016 was $222.8 million as compared to $199.5 million at December 31, 2015. The book value per share was $6.51 at December 31, 2016 and average equity to average assets was 14.6% for 2016, compared to a book value per share of $5.84 at December 31, 2015 and average equity to average assets of 15.5% for the year ended December 31, 2015. The change in shareholders’ equity principally represents net income to common shareholders for 2016 of $13.8 million combined with stock based compensation expense of $12.1 million, partially offset by $2.4 million in dividends.
Years ended December 31, 2015 vs. 2014
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
At December 31, 2015, the Company did not carry a balance of short term borrowings. During 2015, the Company’s outstanding $6.1 million short term borrowing from an unaffiliated commercial bank at December 31, 2014 was paid in full. Long term borrowings decreased $13.5 million, or 32.2%, from $41.8 million at December 31, 2014 to $28.4 million at December 31, 2015. This decrease in long term borrowings was principally driven by repayment of $6.8 million in debt to the Small Business Lending Fund program, and an aggregate of $7.0 million in debt owed by the Company's wholly owned subsidiary, Independence Aviation. In an effort to streamline operations, Independence Aviation's net assets were transferred to the Company and the Bank on December 31, 2015, and the subsidiary was subsequently dissolved.
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

Loans
As of December 31, 2016 and 2015, the cumulative total outstanding principal balance of guaranteed loans sold since May 2007 totaled $2.28 billion and $1.78 billion, respectively. The Company has historically sold a significant portion of loans it originates in the secondary market while the Company continues to service the loans sold in full. As of December 31, 2016 and 2015, combined loans held for investment and held for sale totaled $1.30 billion and $760.6 million, respectively. Any loan or portion of a loan that the Company has the intent and ability to sell is carried as held for sale.
During the second quarter of 2016 the Company implemented new strategies designed to accelerate the ongoing growth of recurring revenues and reduce the market-related volatility of its revenue streams by increasing the level of loans retained on the balance sheet. Consequently, during the second quarter of 2016 the Company transferred $318.8 million in unguaranteed SBA loans from being classified as held for sale to held for investment. Timing of the transfer was largely influenced by the intent and ability to retain quality credits with higher long term yields.
The average age of the held for sale portfolio as of December 31, 2016 was 7.3 months from origination date. Less than 5% of the current held for sale portfolio is older than two years. The majority of held for sale loans over one year old are comprised of construction loans. Construction loans typically have extended build out periods that inherently result in longer lead times between origination and the ultimate sale date. Approximately 32.0% of the held for sale portfolio is aged between one and two years. All loans classified as special mention (risk grade 5) or worse or being identified as impaired are excluded from the held for sale loan portfolio.

As of December 31, 2016 and 2015, loans held for investment totaled $907.6 million and $280.0 million, respectively. The increase in loans held for investment is the result of continued growth in loan originations combined with the above mentioned second quarter transfer of $318.8 million in loans from held for sale. The following table presents the balance and associated percentage of each category of loans held for investment within the loan portfolio at the five most recently completed fiscal year ends. The following held for investment loan tables do not include net deferred costs and discounts on SBA 7(a) and USDA unguaranteed loans. The net impact on loans held for investment for net deferred costs and discounts on SBA 7(a) unguaranteed loans is $(926) thousand, $23 thousand, $485 thousand, $(757) thousand, and $(611) thousand as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

	2016		2015		2014		2013		2012
	Total Loans	% of Loans in Category of Total Loans	Total Loans	% of Loans in Category of Total Loans	Total Loans	% of Loans in Category of Total Loans	Total Loans	% of Loans in Category of Total Loans	Total Loans	% of Loans in Category of Total Loans
Commercial & Industrial
Agriculture	$1,714	0.19%	$30	0.01%	$—	—%	$—	—%	$—	—%
Death Care Management	9,684	1.06	4,832	1.73	3,603	1.77	1,782	1.25	283	0.30
Healthcare	37,270	4.10	15,240	5.44	12,319	6.06	8,739	6.15	4,996	5.36
Independent Pharmacies	83,677	9.21	41,588	14.86	34,079	16.75	24,026	16.91	12,192	13.07
Registered Investment Advisors	68,335	7.52	18,358	6.56	9,660	4.75	2,817	1.98	—	—
Veterinary Industry	38,930	4.29	21,579	7.71	20,902	10.27	19,978	14.06	15,719	16.85
Other Industries	94,836	10.44	3,230	1.15	494	0.24	17	0.01	1,010	1.08
Total	334,446	36.81	104,857	37.46	81,057	39.84	57,359	40.36	34,200	36.66
Construction & Development
Agriculture	32,372	3.56	11,351	4.05	3,910	1.92	—	—	—	—
Death Care Management	3,956	0.44	769	0.27	92	0.05	989	0.70	315	0.34
Healthcare	30,467	3.35	7,231	2.58	2,957	1.45	4,997	3.52	3,136	3.36
Independent Pharmacies	2,013	0.22	101	0.04	215	0.11	101	0.07	637	0.69
Registered Investment Advisors	294	0.03	378	0.13	—	—	—	—	—	—
Veterinary Industry	11,514	1.27	3,834	1.37	2,207	1.08	4,199	2.95	4,163	4.46
Other Industries	31,715	3.49	658	0.24	145	0.07	—	—	252	0.27
Total	112,331	12.36	24,322	8.68	9,526	4.68	10,286	7.24	8,503	9.12
Commercial Real Estate
Agriculture	5,591	0.62	1,863	0.67	259	0.13	—	—	—	—
Death Care Management	52,510	5.78	20,327	7.26	18,879	9.28	11,668	8.21	3,703	3.97
Healthcare	114,281	12.58	37,684	13.46	26,173	12.86	11,129	7.83	6,207	6.65
Independent Pharmacies	15,151	1.67	7,298	2.61	4,750	2.33	3,490	2.46	3,008	3.22
Registered Investment Advisors	11,462	1.26	2,808	1.00	2,161	1.06	171	0.12	—	—
Veterinary Industry	102,906	11.33	59,999	21.43	57,934	28.48	47,896	33.70	35,554	38.12
Other Industries	46,245	5.09	4,752	1.70	1,464	0.72	107	0.08	2,105	2.26
Total	348,146	38.33	134,731	48.13	111,620	54.86	74,461	52.40	50,577	54.22
Commercial Land
Agriculture	113,569	12.50	16,036	5.73	1,248	0.62	—	—	—	—
Total	113,569	12.50	16,036	5.73	1,248	0.62	—	—	—	—
Total Loans	$908,492	100.00%	$279,946	100.00%	$203,451	100.00%	$142,106	100.00%	$93,280	100.00%
Regardless of the classification reflected above and discussed in more detail below, the loans the Bank originates are generally to small businesses where operating cash flow is the primary source of repayment, but may also include collateralization by real estate, inventory, accounts receivable, equipment and/or personal guarantees. When collateral includes real estate it is typically owner-occupied. These common attributes among most of the loans the Bank funds is a product of the Bank’s specialization as a government guaranteed program lender.

Commercial & Industrial. Increases in Commercial & Industrial, or C&I, loans increased $229.6 million, or 219.0%, from December 31, 2015 to December 31, 2016. Increases occurred in all verticals, with most of the growth occurring in Registered Investment Advisors, Independent Pharmacies, Healthcare, and Veterinary verticals increasing $50.0 million, $42.1 million, $22.0 million and $17.4 million, respectively, due to the Bank’s marketing efforts and brand recognition in these industries. Overall, C&I loans increased $229.6 million, or 219.0%, from December 31, 2015 to December 31, 2016. Real estate collateral on C&I loans is often owner occupied. The premises for industries in C&I loans tend to have either a small real estate component or the business occupies a leasehold space. Terms for C&I loans are generally ten years.
Construction & Development. Construction and Development, or C&D, loans increased $88.0 million, or 361.8%, from December 31, 2015 to December 31, 2016. The increase was also across all verticals, except Registered Investment Advisors, with the majority of growth arising from increased industry emphasis on facility expansion principally in the Healthcare, Agriculture and Veterinary verticals increasing $23.2 million, $21.0 million and $7.7 million, respectively. Terms for C&D loans are generally 20 to 25 years.
Commercial Real Estate. Commercial Real Estate, or CRE, loans increased $213.4 million, or 158.4%, from December 31, 2015 to December 31, 2016. All CRE verticals experienced growth in 2016, with the largest increases occurring in Healthcare, Veterinary and Death Care Management verticals with year to year growth of $76.6 million, $42.9 million and $32.2 million, respectively. Growth in CRE lending was largely attributed to ongoing facility expansion and acquisition activity during 2016.
Commercial Land. Commercial land loans increased $97.5 million, or 608.2%, from December 31, 2015 to December 31, 2016. Commercial land loans are solely comprised of loans within the Agriculture vertical. The growth in commercial land loans was driven by the Bank's continued expansion into the poultry segment of the Agriculture vertical.
Loan Concentration
Loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions. The breakdown of total held for sale loans by industry sector is presented in the following table. The following table does not include net deferred costs and discount on SBA 7(a) unguaranteed loans. The net impact on loans held for sale for net deferred costs and discount on SBA 7(a) and USDA unguaranteed loans is $4.5 million, $3.2 million, $3.1 million, $475 thousand, and $(625) thousand as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

	At December 31, 2016			At December 31, 2015			At December 31, 2014			At December 31, 2013			At December 31, 2012
	Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk
	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total
Commercial & Industrial
Agriculture	$—	$1,248	$1,248	$171	$51	$222	$—	$—	$—	$—	$—	$—	$—	$—	$—
Death Care Management	—	841	841	3,483	556	4,039	2,312	2,855	5,167	1,166	2,740	3,906	279	547	826
Healthcare	—	5,061	5,061	13,728	2,046	15,774	5,250	4,979	10,229	3,404	2,866	6,270	4,804	5,498	10,302
Independent Pharmacies	—	2,930	2,930	29,903	2,833	32,736	24,513	6,696	31,209	13,272	8,058	21,330	14,353	8,757	23,110
Registered Investment Advisors	—	10,360	10,360	17,537	5,087	22,624	9,471	5,667	15,138	3,355	2,719	6,074	—	—	—
Veterinary Industry	—	5,639	5,639	12,894	2,838	15,732	9,301	5,744	15,045	9,800	3,202	13,002	12,797	8,325	21,122
Other Industries	—	32,121	32,121	8,774	6,624	15,398	1,500	963	2,463	1,026	131	1,157	50	142	192
Total	—	58,200	58,200	86,490	20,035	106,525	52,347	26,904	79,251	32,023	19,716	51,739	32,283	23,269	55,552
Construction & Development
Agriculture	—	96,028	96,028	17,005	83,949	100,954	2,246	11,230	13,476	—	—	—	—	—	—
Death Care Management	—	10,299	10,299	1,698	5,778	7,476	36	179	215	1,374	5,235	6,609	126	1,451	1,577
Healthcare	—	73,596	73,596	11,469	54,374	65,843	1,764	8,695	10,459	6,493	26,427	32,920	1,510	12,520	14,030
Independent Pharmacies	—	6,041	6,041	152	760	912	—	—	—	151	158	309	675	3,166	3,841
Registered Investment Advisors	—	881	881	567	2,835	3,402	—	—	—	—	—	—	—	—	—
Veterinary Industry	—	21,377	21,377	3,900	19,360	23,260	1,677	8,385	10,062	4,177	13,110	17,287	3,650	21,423	25,073
Other Industries	—	38,698	38,698	1,590	4,934	6,524	16	79	95	—	—	—	—	—	—
Total	—	246,920	246,920	36,381	171,990	208,371	5,739	28,568	34,307	12,195	44,930	57,125	5,961	38,560	44,521
Commercial Real Estate
Agriculture	—	—	—	2,794	6,455	9,249	1,809	9,043	10,852	—	—	—	—	—	—
Death Care Management	—	3,336	3,336	17,808	1,971	19,779	15,572	4,744	20,316	12,015	3,528	15,543	3,273	449	3,722
Healthcare	—	12,224	12,224	34,749	10,974	45,723	24,668	33,787	58,455	6,173	1,822	7,995	5,987	107	6,094
Independent Pharmacies	—	1,996	1,996	5,661	2,325	7,986	5,082	3,155	8,237	3,528	—	3,528	1,661	658	2,319
Registered Investment Advisors	—	1,186	1,186	2,205	—	2,205	2,731	2,464	5,195	220	109	329	—	—	—
Veterinary Industry	—	8,039	8,039	32,025	1,690	33,715	26,237	22,932	49,169	18,088	3,932	22,020	27,449	6,151	33,600
Other Industries	—	8,333	8,333	9,880	1,104	10,984	2,865	1,818	4,683	684	—	684	—	—	—
Total	—	35,114	35,114	105,122	24,519	129,641	78,964	77,943	156,907	40,708	9,391	50,099	38,370	7,365	45,735
Commercial Land
Agriculture	—	49,519	49,519	24,382	8,529	32,911	5,472	16,121	21,593	—	—	—	—	—	—
Total	—	49,519	49,519	24,382	8,529	32,911	5,472	16,121	21,593	—	—	—	—	—	—
Total	$—	$389,753	$389,753	$252,375	$225,073	$477,448	$142,522	$149,536	$292,058	$84,926	$74,037	$158,963	$76,614	$69,194	$145,808

Whenever a loan held for sale exhibits credit quality issues (i.e., the loan is on nonaccrual, downgraded to special mention, risk grade 5, or greater) it is transferred to loans held for investment. Accordingly all loans experiencing charge-offs are classified as held for investment. For loans transferred from held for sale to held for investment during the twelve months ended December 31, 2016 and 2015 there have been $1.1 million and $0 million in charge offs, respectively. For loans transferred from held for investment to held for sale during the twelve months ended December 31, 2016 and 2015 there have been $0 thousand and $8 thousand in charge offs, respectively. As of December 31, 2016 and 2015 there were no loans classified as held for sale which were identified as being impaired or on nonaccrual status.
The following table presents total held-for-investment loans by industry sector:

	At December 31, 2016			At December 31, 2015			At December 31, 2014			At December 31, 2013			At December 31, 2012
	Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk
	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total
Commercial & Industrial
Agriculture	$1,556	$158	$1,714	$30	$—	$30	$—	$—	$—	$—	$—	$—	$—	$—	$—
Death Care Management	9,403	281	9,684	4,832	—	4,832	3,603	—	3,603	1,782	—	1,782	283	—	283
Healthcare	31,791	5,479	37,270	11,900	3,340	15,240	8,779	3,540	12,319	7,164	1,575	8,739	4,564	432	4,996
Independent Pharmacies	78,953	4,724	83,677	40,025	1,563	41,588	31,686	2,393	34,079	24,026	—	24,026	12,192	—	12,192
Registered Investment Advisors	67,914	421	68,335	18,358	—	18,358	9,660	—	9,660	2,817	—	2,817	—	—	—
Veterinary Industry	35,981	2,949	38,930	19,247	2,332	21,579	17,406	3,496	20,902	16,444	3,534	19,978	12,681	3,038	15,719
Other Industries	94,436	400	94,836	3,124	106	3,230	373	121	494	17	—	17	1,010	—	1,010
Total	320,034	14,412	334,446	97,516	7,341	104,857	71,507	9,550	81,057	52,250	5,109	57,359	30,730	3,470	34,200
Construction & Development
Agriculture	32,139	233	32,372	11,233	118	11,351	3,910	—	3,910	—	—	—	—	—	—
Death Care Management	3,956	—	3,956	769	—	769	92	—	92	989	—	989	315	—	315
Healthcare	30,467	—	30,467	7,231	—	7,231	2,957	—	2,957	4,997	—	4,997	2,630	758	3,388
Independent Pharmacies	2,013	—	2,013	101	—	101	215	—	215	101	—	101	637	—	637
Registered Investment Advisors	294	—	294	378	—	378	—	—	—	—	—	—	—	—	—
Veterinary Industry	10,173	1,341	11,514	3,296	538	3,834	2,207	—	2,207	4,199	—	4,199	4,163	—	4,163
Other Industries	31,715	—	31,715	658	—	658	145	—	145	—	—	—	—	—	—
Total	110,757	1,574	112,331	23,666	656	24,322	9,526	—	9,526	10,286	—	10,286	7,745	758	8,503
Commercial Real Estate
Agriculture	5,591	—	5,591	1,863	—	1,863	259	—	259	—	—	—	—	—	—
Death Care Management	50,918	1,592	52,510	19,037	1,290	20,327	17,354	1,525	18,879	11,668	—	11,668	3,703	—	3,703
Healthcare	106,924	7,357	114,281	36,885	799	37,684	24,254	1,919	26,173	10,329	800	11,129	4,787	1,793	6,580
Independent Pharmacies	15,151	—	15,151	7,298	—	7,298	4,750	—	4,750	3,490	—	3,490	1,622	1,386	3,008
Registered Investment Advisors	11,462	—	11,462	2,808	—	2,808	2,161	—	2,161	171	—	171	—	—	—
Veterinary Industry	94,081	8,825	102,906	52,911	7,088	59,999	49,903	8,031	57,934	41,387	6,509	47,896	30,953	4,601	35,554
Other Industries	45,997	248	46,245	4,752	—	4,752	1,177	287	1,464	107	—	107	1,732	—	1,732
Total	330,124	18,022	348,146	125,554	9,177	134,731	99,858	11,762	111,620	67,152	7,309	74,461	42,797	7,780	50,577
Commercial Land
Agriculture	109,918	3,651	113,569	16,036	—	16,036	1,248	—	1,248	—	—	—	—	—	—
Total	109,918	3,651	113,569	16,036	—	16,036	1,248	—	1,248	—	—	—	—	—	—
Total	$870,833	$37,659	$908,492	$262,772	$17,174	$279,946	$182,139	$21,312	$203,451	$129,688	$12,418	$142,106	$81,272	$12,008	$93,280

Loans held for investment generally consist of unguaranteed loan balances, loans classified as special mention (Risk Grade 5) or worse and those identified as impaired. At December 31, 2016, total guaranteed loans held for investment classified as special mention or worse was $29.0 million with $19.0 million on a non-accrual basis. Of total guaranteed loans held for investment at December 31, 2015, $17.2 million was classified as special mention or worse with $10.3 million on a non-accrual basis. Presently, the Company classifies the guaranteed portion of all performing loans as held for sale.
Healthcare loans represent the largest vertical at $182.0 million, or 20.0%, of the total held for investment balance. From May 2007 through December 31, 2016, the Bank originated $1.02 billion to small business professionals in the Healthcare vertical with $723.6 million in outstanding principal remaining in the servicing portfolio and $272.9 million on book. Loans to veterinarians represent the second largest vertical at $153.4 million, or 16.9%, of the total held for investment balance. The Veterinary vertical was the original vertical and formed the basis of the Company’s existing model. From inception in May 2007 through December 31, 2016, the Company originated $1.31 billion of loans to small business professionals in the Veterinary vertical, with $806.7 million in outstanding principal remaining in the servicing portfolio and $153.4 million held for investment. Agriculture loans represent the third largest vertical at $153.2 million, or 16.9%, of the total held for investment balance. From May 2007 through December 31, 2016, the Bank originated $821.8 million to small business professionals in the Agriculture vertical with $591.1 million in outstanding principal remaining in the servicing portfolio and $300.0 million remaining on the balance sheet. Loans to Independent Pharmacies represent the fourth largest vertical at $100.8 million, or 11.1%, of the total held for investment balance. From May 2007 through December 31, 2016, the Bank originated $729.2 million to small business professionals in the Pharmacy vertical with $503.5 million in outstanding principal remaining in the servicing portfolio and $111.8 million on book.
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
The maximum loan size under the SBA 7(a) and USDA REAP and B&I programs is $5.0 million and $25.0 million, respectively. At December 31, 2016, no single SBA or USDA loan had an outstanding borrower principal balance greater than $5.0 million and $25.0 million, respectively. The average loan size at origination for the Company’s entire portfolio in its chosen industries in 2016 was $1.1 million. At December 31, 2016, the average outstanding balance per loan was approximately $264 thousand. The outstanding principal balance of the full loan portfolio, including those serviced for others, totaled $3.75 billion of which $907.6 million was held for investment.
Loan Maturity
As of December 31, 2016, $3.41 billion, or 90.9%, of the total outstanding principal loans, including those serviced for others, were variable rate loans that adjust at specified dates based on the prime lending rate or other variable indices. As of December 31, 2016, $2.63 billion, or 70.1%, of total outstanding principal loans were variable rate loans that adjust on either a calendar monthly or calendar quarterly basis using the prime lending rate or other variable indices. At December 31, 2016, 90.9%, or $1.18 billion, of the combined held for sale and held for investment loan portfolio was comprised of variable rate loans. At December 31, 2016, $45.1 million, or 5.0%, of the held for investment balance matures in less than five years. Loans maturing in greater than five years total $862.5 million of the total $907.6 million. The variable rate portion of the total held for investment loans is 88.8%, which reflects the Company’s strategy to minimize interest rate risk through the use of variable rate products.

	At December 31, 2016
	Remaining Contractual Maturity of Total Held for Investment Loans (Excluding net deferred costs and discount on SBA 7(a) and USDA unguaranteed loans)
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed rate loans:
Commercial & Industrial
Agriculture	$1,000	$69	$—	$1,069
Death Care Management	—	—	2,374	2,374
Healthcare	—	102	5,805	5,907
Independent Pharmacies	—	—	4,142	4,142
Registered Investment Advisors	—	—	6,252	6,252
Veterinary Industry	—	—	3,997	3,997
Other Industries	16,131	1,079	5,038	22,248
Total	17,131	1,250	27,608	45,989
Construction & Development
Agriculture	5	5	—	10
Death Care Management	—	—	476	476
Healthcare	—	—	913	913
Independent Pharmacies	—	—	—	—
Registered Investment Advisors	—	—	92	92
Veterinary Industry	903	—	—	903
Other Industries	—	—	6,292	6,292
Total	908	5	7,773	8,686
Commercial Real Estate
Agriculture	—	—	—	—
Death Care Management	—	—	9,245	9,245
Healthcare	—	—	16,234	16,234
Independent Pharmacies	—	—	—	—
Registered Investment Advisors	—	—	996	996
Veterinary Industry	—	—	8,289	8,289
Other Industries	—	—	5,981	5,981
Total	—	—	40,745	40,745
Commercial Land
Agriculture	462	19	5,944	6,425
Total	462	19	5,944	6,425
Total fixed rate loans	18,501	1,274	82,070	101,845
Variable rate loans:
Commercial & Industrial
Agriculture	3	161	481	645
Death Care Management	—	413	6,897	7,310
Healthcare	—	1,979	29,384	31,363
Independent Pharmacies	—	3,682	75,853	79,535
Registered Investment Advisors	—	1,276	60,807	62,083
Veterinary Industry	500	2,011	32,422	34,933
Other Industries	643	4,321	67,624	72,588
Total	1,146	13,843	273,468	288,457
Construction & Development
Agriculture	—	42	32,320	32,362
Death Care Management	—	—	3,480	3,480
Healthcare	2,500	—	27,054	29,554
Independent Pharmacies	—	—	2,013	2,013
Registered Investment Advisors	—	—	202	202
Veterinary Industry	—	—	10,611	10,611
Other Industries	—	—	25,423	25,423
Total	2,500	42	101,103	103,645
Commercial Real Estate
Agriculture	—	—	5,591	5,591
Death Care Management	597	1,269	41,399	43,265
Healthcare	2,003	34	96,010	98,047
Independent Pharmacies	274	—	14,877	15,151
Registered Investment Advisors	—	1,500	8,966	10,466

	At December 31, 2016
	Remaining Contractual Maturity of Total Held for Investment Loans (Excluding net deferred costs and discount on SBA 7(a) and USDA unguaranteed loans)
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Veterinary Industry	454	1,230	92,933	94,617
Other Industries	—	2	40,262	40,264
Total	3,328	4,035	300,038	307,401
Commercial Land
Agriculture	357	104	106,683	107,144
Total	357	104	106,683	107,144
Total variable rate loans	7,331	18,024	781,292	806,647
Total	$25,832	$19,298	$863,362	$908,492
Asset Quality
Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Audit & Risk Committee of the Board of Directors.
Nonperforming Assets
The Bank places loans on nonaccrual status when they become 90 days past due as to principal or interest payments, or prior to that if management has determined based upon current information available to it that the timely collection of principal or interest is not probable. When a loan is placed on nonaccrual status, any interest previously accrued as income but not actually collected is reversed and recorded as a reduction of loan interest and fee income. Typically, collections of interest and principal received on a nonaccrual loan are applied to the outstanding principal as determined at the time of collection of the loan.
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

The following table provides information with respect to nonperforming assets and troubled debt restructurings at the dates indicated.

	2016	2015	2014	2013	2012
Nonaccrual loans:
Total nonperforming loans (all on nonaccrual)	$23,781	$12,367	$18,692	$8,697	$8,593
Total accruing loans past due 90 days or more	—	—	—	—	—
Foreclosed assets	1,648	2,666	1,084	773	1,518
Total troubled debt restructurings	9,856	11,021	10,611	9,736	9,120
Less nonaccrual troubled debt restructurings	(7,688)	(8,814)	(9,805)	(5,781)	(5,426)
Total performing troubled debt restructurings	2,168	2,207	806	3,955	3,694
Total nonperforming assets and troubled debt restructurings	$27,597	$17,240	$20,582	$13,425	$13,805
Total nonperforming loans to total loans held for investment	2.62%	4.42%	9.17%	6.15%	9.27%
Total nonperforming loans to total assets	1.36%	1.17%	2.78%	2.02%	2.51%
Total nonperforming assets and troubled debt restructurings to total assets	1.57%	1.64%	3.06%	3.12%	4.03%

	2016	2015	2014	2013	2012
Nonaccrual loans guaranteed by U.S. government:
Total nonperforming loans guaranteed by the SBA (all on nonaccrual)	$18,997	$10,330	$15,555	$6,983	$5,062
Total accruing loans past due 90 days or more guaranteed by the SBA	—	—	—	—	—
Foreclosed assets guaranteed by the SBA	1,402	2,293	713	432	1,286
Total troubled debt restructurings guaranteed by the SBA	6,723	7,710	8,433	6,139	4,476
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(6,602)	(7,550)	(8,433)	(4,814)	(3,097)
Total performing troubled debt restructurings guaranteed by SBA	121	160	—	1,325	1,379
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$20,520	$12,783	$16,268	$8,740	$7,727
Total nonperforming loans not guaranteed by the SBA to total held for investment loans	0.53%	0.73%	1.54%	1.21%	3.81%
Total nonperforming loans not guaranteed by the SBA to total assets	0.27%	0.19%	0.47%	0.4%	1.03%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.40%	0.42%	0.64%	1.09%	1.77%
Total nonperforming assets and troubled debt restructurings at December 31, 2016 were $27.6 million, which represented a $10.4 million, or 60.1%, increase from December 31, 2015. Total nonperforming assets at December 31, 2016 were composed of $23.8 million in nonaccrual loans and $1.6 million of foreclosed assets. Of the $27.6 million of nonperforming assets, $20.5 million carried an SBA guarantee, leaving an unguaranteed exposure of $7.1 million in total nonperforming assets at December 31, 2016. The unguaranteed exposure in total nonperforming assets at December 31, 2015 was $4.5 million. Unguaranteed exposure relating to nonperforming assets at December 31, 2016 increased by $2.6 million, or 58.8%, compared to December 31, 2015.
As a percentage of the Bank’s total capital, nonperforming loans represented 15.3% at December 31, 2016, compared to nonperforming loans of 12.0% of the Bank’s total capital at December 31, 2015. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans as a percent of the Bank’s total capital to reflect management’s belief that the greater magnitude of risk resides in the unguaranteed portion of nonperforming loans, the ratios at December 31, 2016 and December 31, 2015 were 3.1% and 2.0%, respectively.

As of December 31, 2016 and 2015, potential problem loans and impaired loans totaled $64.1million and $41.0 million, respectively. Risk Grades 5 through 8 represent the spectrum of criticized and impaired loans. At December 31, 2016, the portion of criticized loans guaranteed by the SBA totaled $29.0 million resulting in unguaranteed exposure risk of $35.1 million, or 4.0% of total held for investment unguaranteed exposure. This compares to total criticized and impaired loans of $41.0 million at December 31, 2015, of which $17.2 million was guaranteed by the SBA. Loans in the Healthcare and Veterinary industries, our two largest verticals, comprise the largest portion of the total potential problem and impaired loans at 30.8% and 32.9%, respectively. As of December 31, 2015, potential problem and impaired loans were comprised of 27.0% and 50.2% in Healthcare and Veterinary Industry verticals, respectively. The majority of the impaired loans in the Veterinary Industry were originated prior to 2010. The Company believes that its underwriting and credit quality standards have improved as the business has matured. No systemic issues were noted in the year over year increase in potential problem and impaired loans which were comprised of a relatively small number of borrowers in our most mature verticals.
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
Management endeavors to be proactive in its approach to identify and resolve problem loans and is focused on working with the borrowers and guarantors of these loans to provide loan modifications when warranted. Management implements a proactive approach to identifying and classifying loans as criticized, Risk Grade 5. For example, at December 31, 2016 and 2015, Risk Grade 5 loans totaled $32.1 million and $17.5 million, respectively. The increase in Risk Grade 5 loans from December 31, 2015 to 2016 was principally confined to three or our more seasoned verticals; Death Care ($3.9 million or 26.9% of increase), Healthcare ($2.7 million or 18.8% of increase) and Independent Pharmacies ($4.0 million or 27.5% of increase). The underlying cause of the increase in Risk Grade 5 loans from December 31, 2015 to 2016 was ongoing maturity of larger existing verticals.  At December 31, 2016, approximately 93.8% of loans classified as Risk Grade 5 are performing with no current payments past due. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
Interest income that would have been recorded for the years ended December 31, 2016, 2015 and 2014 had nonaccrual loans been current throughout the period amounted to $0.6 million, $0.8 million and $0.4 million, respectively.
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
The ALL of $7.4 million at December 31, 2015 increased by $10.8 million, or 145.6%, to $18.2 million at December 31, 2016. The ALL, as a percentage of loans held for investment, amounted to 2.0% at December 31, 2016 and 2.6% at December 31, 2015. The increase in the allowance for loan losses was largely attributable to continued growth in the loan portfolio combined with the effects of the transfer of $318.8 million of unguaranteed loans from held for sale to held for investment and charge-off experience, as addressed in the Provision for Loan Losses section of Results of Operations. General reserves as a percentage of non-impaired loans amounted to 1.70% at December 31, 2016 as compared to 2.05% at December 31, 2015. By transferring a $318.8 million pool of high quality unguaranteed credits into the held for investment portfolio during the second quarter, the allowance as a percentage of total loans held for investment and general reserves as a percentage of non-impaired loans has declined somewhat as compared to December 31, 2015. See the aforementioned Provision for Loan Losses section of earlier Results of Operations section of this Report for a discussion of the Company's charge-off experience.
Actual past due loans and loan charge-offs have increased as the portfolios of mature verticals continue to season. Management continues to work to improve asset quality. Management believes the ALL of $18.2 million at December 31, 2016 is appropriate in light of the risk inherent in the loan portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current ALL or that future increases in the ALL will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ALL, thus adversely affecting the Company’s operating results. Additional information on the ALL is presented in Note 3 to the consolidated financial statements included with this Report.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	2016				2015				2014
	Allowance	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans	Allowance	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans	Allowance	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans
Commercial & Industrial
Agriculture	$33	$1,714	0.18%	0.19%	$5	$30	0.07%	0.01%	$—	$—	—%	—%
Death Care Management	40	9,684	0.22	1.06	31	4,832	0.42	1.72	2	3,603	0.05	1.77
Healthcare	1,922	37,270	10.56	4.10	684	15,240	9.22	5.44	875	12,319	19.85	6.06
Independent Pharmacies	873	83,677	4.79	9.21	724	41,588	9.76	14.86	336	34,079	7.62	16.75
Registered Investment Advisors	1,907	68,335	10.47	7.52	220	18,358	2.97	6.56	7	9,660	0.16	4.75
Veterinary Industry	834	38,930	4.58	4.29	555	21,579	7.48	7.71	114	20,902	2.59	10.27
Other Industries	2,804	94,836	15.40	10.44	547	3,230	7.38	1.15	35	494	0.79	0.24
Total	8,413	334,446	46.20	36.81	2,766	104,857	37.30	37.45	1,369	81,057	31.06	39.84
Construction & Development
Agriculture	635	32,372	3.49	3.56	811	11,351	10.94	4.05	362	3,910	8.21	1.92
Death Care Management	14	3,956	0.08	0.44	9	769	0.12	0.27	1	92	0.02	0.05
Healthcare	122	30,467	0.67	3.35	152	7,231	2.05	2.58	145	2,957	3.29	1.45
Independent Pharmacies	7	2,013	0.04	0.22	1	101	0.01	0.04	4	215	0.09	0.11
Registered Investment Advisors	6	294	0.03	0.03	7	378	0.09	0.14	—	—	—	—
Veterinary Industry	59	11,514	0.32	1.27	29	3,834	0.39	1.37	27	2,207	0.61	1.09
Other Industries	850	31,715	4.67	3.49	55	658	0.74	0.24	47	145	1.07	0.07
Total	1,693	112,331	9.30	12.36	1,064	24,322	14.34	8.69	586	9,526	13.29	4.69
Commercial Real Estate
Agriculture	108	5,591	0.59	0.62	129	1,863	1.74	0.67	25	259	0.57	0.13
Death Care Management	410	52,510	2.25	5.78	99	20,327	1.34	7.26	77	18,879	1.75	9.28
Healthcare	693	114,281	3.81	12.58	561	37,684	7.57	13.46	794	26,173	18.02	12.86
Independent Pharmacies	434	15,151	2.38	1.67	33	7,298	0.45	2.61	32	4,750	0.73	2.33
Registered Investment Advisors	220	11,462	1.21	1.26	30	2,808	0.40	1.00	—	2,161	—	1.06
Veterinary Industry	2,230	102,906	12.25	11.33	1,302	59,999	17.56	21.43	1,122	57,934	25.46	28.48
Other Industries	1,802	46,245	9.90	5.09	332	4,752	4.48	1.70	241	1,464	5.47	0.72
Total	5,897	348,146	32.39	38.33	2,486	134,731	33.54	48.13	2,291	111,620	52.00	54.86
Commercial Land
Agriculture	2,206	113,569	12.11	12.50	1,099	16,036	14.82	5.73	161	1,248	3.65	0.61
Total	2,206	113,569	12.11	12.50	1,099	16,036	14.82	5.73	161	1,248	3.65	0.61
Total	$18,209	$908,492	100.00%	100.00%	$7,415	$279,946	100.00%	100.00%	$4,407	$203,451	100.00%	100.00%

	2013				2012
	Allowance	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans	Allowance	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans
Commercial & Industrial
Agriculture	$—	$—	—%	—%	$—	$—	—%	—%
Death Care Management	2	1,782	0.07	1.25	3	283	0.06	0.30
Healthcare	334	8,739	12.27	6.15	687	4,996	13.45	5.36
Independent Pharmacies	132	24,026	4.85	16.91	175	12,192	3.43	13.07
Registered Investment Advisors	74	2,817	2.72	1.98	—	—	—	—
Veterinary Industry	304	19,978	11.16	14.06	1,371	15,719	26.84	16.85
Other Industries	16	17	0.59	0.01	39	1,010	0.76	1.08
Total	862	57,359	31.66	40.36	2,275	34,200	44.54	36.66
Construction & Development
Agriculture	—	—	—	—	—	—	—	—
Death Care Management	10	989	0.37	0.70	2	315	0.04	0.34
Healthcare	242	4,997	8.89	3.52	81	3,136	1.59	3.36
Independent Pharmacies	2	101	0.07	0.07	13	637	0.25	0.69
Registered Investment Advisors	—	—	—	—	—	—	—	—
Veterinary Industry	96	4,199	3.52	2.95	70	4,163	1.37	4.46
Other Industries	—	—	—	—	—	252	—	0.27
Total	350	10,286	12.85	7.24	166	8,503	3.25	9.12
Commercial Real Estate
Agriculture	—	—	—	—	—	—	—	—
Death Care Management	60	11,668	2.2	8.21	27	3,703	0.53	3.97
Healthcare	320	11,129	11.75	7.83	176	6,207	3.45	6.65
Independent Pharmacies	54	3,490	1.98	2.46	40	3,008	0.78	3.22
Registered Investment Advisors	4	171	0.15	0.12	—	—	—	—
Veterinary Industry	965	47,896	35.44	33.70	2,292	35,554	44.87	38.12
Other Industries	108	107	3.97	0.08	132	2,105	2.58	2.26
Total	1,511	74,461	55.49	52.4	2,667	50,577	52.21	54.22
Commercial Land
Agriculture	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	—	—
Total	$2,723	$142,106	100.00%	100.00%	$5,108	$93,280	100.00%	100.00%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	2016	2015	2014	2013	2012
Allowance for Loan Losses:
Beginning Balance	$7,415	$4,407	$2,723	$5,108	$4,617
Provision	12,536	3,806	2,793	(858)	2,110
Charge-offs:
Commercial & Industrial
Healthcare	(1,137)	(44)	(209)	(419)	(70)
Independent Pharmacies	(6)	(274)	(294)	—	—
Veterinary Industry	(321)	(660)	(195)	(269)	(384)
Total	(1,464)	(978)	(698)	(688)	(454)
Commercial Real Estate
Death Care Management	—	—	(135)	—	—
Healthcare	—	(29)	(25)	(76)	—
Veterinary Industry	(707)	(135)	(263)	(819)	(1,501)
Other Industries	—	—	(92)	(365)	(31)
Total	(707)	(164)	(515)	(1,260)	(1,532)
Commercial Land
Agriculture	(63)	—	—	—	—
Total	(63)	—	—	—	—
Total charge-offs	(2,234)	(1,142)	(1,213)	(1,948)	(1,986)
Recoveries:
Commercial & Industrial
Healthcare	104	126	17	2	8
Independent Pharmacies	40	70	—	—	—
Veterinary Industry	342	17	15	25	112
Total	486	213	32	27	120
Commercial Real Estate
Veterinary Industry	6	131	72	32	6
Other Industries	—	—	—	1	—
Total	6	131	72	33	6
Total recoveries	492	344	104	60	126
Net transfer to loans held for sale	—	—	—	361	241
Ending Balance	$18,209	$7,415	$4,407	$2,723	$5,108
Investment Securities
Investment securities totaled $71.1 million at December 31, 2016, an increase of $17.3 million, or 32.2%, compared to $53.8 million at December 31, 2015. The increase in the investment portfolio for 2016 was primarily related to purchases of $12.9 million in mortgage-backed securities for purposes of complying with the Community Reinvestment Act and purchases of $14.1 million in mortgage-backed securities to increase cashflow and yield. In addition, the Company purchased $6.5 million in US government agencies and $3.8 million in mortgage-backed securities to replace $9.2 million of maturities in US government agency securities. There was also $61 thousand of dividend reinvestment in the 504 Fund mutual fund during 2016.
The investment securities portfolio consists entirely of available-for-sale securities. The Company purchases securities for the investment securities portfolio to manage interest rate risk, ensure a stable source of liquidity and to provide a steady source of income in excess of cost of funds.

The following table sets forth the amortized cost and fair values of the securities portfolio at the dates indicated.

	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
US government agencies	$17,803	$17,823	$21,992	$22,068	$35,207	$35,309
Residential mortgage-backed securities	52,301	51,273	30,131	29,758	13,973	14,009
Mutual fund	2,012	1,960	1,951	1,936	—	—
Total available-for-sale	$72,116	$71,056	$54,074	$53,762	$49,180	$49,318
Total securities	$72,116	$71,056	$54,074	$53,762	$49,180	$49,318
The $71.1 million of US government agencies, residential mortgage-backed securities and mutual fund in the investment portfolio as of December 31, 2016 was spread across six different issuers. There are 31 unique securities that have an average fair value of $2.4 million, with the largest single security having a fair value of $10.0 million as of December 31, 2016.
At December 31, 2016, the duration of the overall available-for-sale securities portfolio, excluding the mutual fund, was approximately 5.43 years.
The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2016. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges excluding mutual funds. These repricing schedules are not reflected in the tables below.

		Within One Year		After One to Five Years		After Five to Ten Years		After Ten Years
	Total Amortized Cost	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Available-for-sale securities:
US government securities	$17,803	$9,960	0.88%	$7,843	1.33%	$—	—%	$—	—%
Residential mortgage-backed securities	52,301	—	—	—	—	9,213	2.38	43,088	3.10
Total available-for-sale securities	$70,104	$9,960	0.88%	$7,843	1.33%	$9,213	2.38%	$43,088	3.10%
Total securities	$70,104	$9,960	0.88%	$7,843	1.33%	$9,213	2.38%	$43,088	3.10%

Deposits
The following table sets forth the composition of deposits.

	2016		2015		2014
	Total	Percent	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$27,990	1.88%	$21,502	2.67%	$14,420	2.76%
Interest-bearing deposits:
Interest-bearing checking	27,402	1.85	7,937	0.99	—	—
Money market	489,978	32.99	367,573	45.67	211,990	40.61
Time deposits	939,706	63.28	407,776	50.67	295,670	56.63
Total period end deposits	$1,485,076	100.00%	$804,788	100.00%	$522,080	100.00%

	2016			2015			2014
	Total	Percent	Average Rate	Total	Percent	Average Rate	Total	Percent	Average Rate
Average:
Noninterest-bearing demand deposits	$21,665	1.84%	—%	$15,131	2.12%	—%	$11,492	2.51%	—%
Interest-bearing deposits:
Interest-bearing checking	20,410	1.73	0.57	6,604	0.93	0.59	—	—	—
Money market	423,035	35.93	0.76	347,429	48.74	0.73	215,745	47.01	1.05
Time deposits	712,327	60.50	1.45	343,625	48.21	1.39	231,675	50.48	1.06
Total average deposits	$1,177,437	100.00%	1.18%	$712,789	100.00%	1.06%	$458,912	100.00%	1.06%
Deposits increased to $1.49 billion at December 31, 2016 from $804.8 million at December 31, 2015, an increase of $680.3 million, or 84.5%. This increase was primarily due to the growth of the Company’s customer base, enhanced by a nationwide marketing campaign with attractive rates in a market with the continued lack of attractive alternative investments for the Company’s customers. Noninterest-bearing deposits increased $6.5 million, or 30.2%, during this period, and interest-bearing deposits increased $673.8 million, or 86.0%, during the same period. The growth in accounts during 2016 was primarily in core money market and time deposits, although interest-bearing checking increased significantly, primarily through increased trust account deposits.
During 2014, the Company advertised attractive rates with laddered maturity terms for time deposits in the local market to match funding with the new Agriculture vertical loans. In early 2015, the Company launched a nationwide marketing campaign through a rate listing website and also started allowing customers to open accounts online. This nationwide deposit campaign was primarily responsible for the large increase in deposits during 2015. Throughout 2016, the Company continued its nationwide deposit advertising which accounted for the time deposit increases and gained additional trust account deposits. Wholesale funding contributed to the money market deposit increases.
At December 31, 2016, the aggregate balance of time deposit accounts individually equal to or greater than $100 thousand totaled $704.6 million. At December 31, 2016, 72.6% of all time deposit accounts in amounts equal to or greater than $100 thousand were scheduled to mature within one year. The maturity profile of time deposits at December 31, 2016 is as follows:

Maturity Period	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months
Time deposits, $100,000 and over	$172,349	$131,487	$207,939	$192,801
Other time deposits	36,615	24,581	61,571	112,363
Total time deposits	$208,964	$156,068	$269,510	$305,164

Borrowings
On September 18, 2014, the Company entered into a revolving line of credit of $8.1 million with an unaffiliated commercial bank, with no outstanding balance at December 31, 2016. The line of credit is unsecured and accrues interest at 30 day LIBOR plus 3.50% for a term of 36 months. Payments are interest only with all principal and accrued interest due on September 18, 2017. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. There is $8.1 million of remaining available credit on this line of credit at December 31, 2016.
Total long-term borrowings decreased $532 thousand at December 31, 2016 from December 31, 2015, as a result of the following:
On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive campus using a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main office location. At December 31, 2016, the construction line was fully advanced with $23.9 million outstanding on the construction line of credit. Payments were interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments of $146 thousand began in October 2016 with all principal and accrued interest due on September 11, 2021. There is no remaining available credit on this construction line at December 31, 2016.
On February 23, 2015 the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer.  The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The rate at December 31, 2016 was 4.75%.  The maturity date is October 5, 2019.  The pledged collateral is classified in other assets with a fair value of $4.0 million at December 31, 2016. The underlying loans carry a Risk Grade of 3 and are current with no delinquencies.
Small Business Lending Fund
In April 2011, the Company elected to participate in the Small Business Lending Fund program, or the SBLF program, whereby the U.S. Treasury agreed to purchase $6.8 million in senior debt securities issued by the Company. The SBLF funds were received on September 13, 2011, with the first interest payment due on January 1, 2012. During the initial interest period the applicable interest rate was set at 1.5%. For all remaining interest periods, the interest rate was determined based on a formula which encompassed the percentage change in qualified lending as well as a non-qualifying portion percentage. This rate could range from 1.5% to 10.8%, with interest payable quarterly in arrears. On December 1, 2015, the Company redeemed the SBLF Securities by repaying the U.S. Treasury in full.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At December 31, 2016, the total amount of these four items was $495.8 million, or 28.2% of total assets, an increase of $204.4 million from $291.4 million, or 27.7% of total assets, at December 31, 2015.
Loans and other assets are funded primarily by loan sales, wholesale deposits and core deposits. To date, an increasing retail deposit base and a stable amount of brokered deposits have been adequate to meet loan obligations, while maintaining the desired level of immediate liquidity. Additionally, an investment securities portfolio is available for both immediate and secondary liquidity purposes.
At December 31, 2016, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, while $1.5 million was pledged for secured federal funds lines of credit, $1.2 million was pledged for uninsured trust assets and $100 thousand was pledged for trust activities in the State of Ohio, leaving $68.2 million available to be pledged as collateral.

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
The Company's balance sheet is liability-sensitive with a total cumulative gap position of -3.85% at December 31, 2016. During the year ending December 31, 2016, the changing rate environment led to increased longer term fixed rate deposits that changed the portfolio mix to slightly more liability-sensitive. A liability-sensitive position means that net interest income will generally move in the opposite direction as interest rates. For instance, if interest rates increase, net interest income can be expected to decrease, and if interest rates decrease, net interest income can be expected to increase. The Company attempts to mitigate interest rate risk with the majority of assets and liabilities being short-term, adjustable rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.
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

Capital amounts and ratios as of December 31, 2016, 2015 and 2014 are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$206,670	15.31%	$60,732	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$223,559	16.56%	$107,968	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$206,670	15.31%	$80,976	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$206,670	12.00%	$68,919	4.00%	N/A	N/A
Bank - December 31, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$139,078	10.68%	$58,579	4.50%	$84,615	6.50%
Total Capital (to Risk-Weighted Assets)	$155,423	11.94%	$104,141	8.00%	$130,177	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$139,078	10.68%	$78,106	6.00%	$104,141	8.00%
Tier 1 Capital (to Average Assets)	$139,078	8.41%	$66,142	4.00%	$82,678	5.00%
Consolidated - December 31, 2015
Common Equity Tier 1 (to Risk-Weighted Assets)	$191,366	23.22%	$37,087	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$198,781	24.12%	$65,933	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$191,366	23.22%	$49,450	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$191,366	18.36%	$41,702	4.00%	N/A	N/A
Bank - December 31, 2015
Common Equity Tier 1 (to Risk-Weighted Assets)	$96,056	12.28%	$35,207	4.50%	$50,855	6.50%
Total Capital (to Risk-Weighted Assets)	$103,471	13.23%	$62,591	8.00%	$78,238	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$96,056	12.28%	$46,943	6.00%	$62,591	8.00%
Tier 1 Capital (to Average Assets)	$96,056	9.75%	$39,398	4.00%	$49,248	5.00%
Consolidated - December 31, 2014
Common Equity Tier 1 (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$99,340	19.63%	$40,490	8.00%	$50,612	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$88,132	17.41%	$20,245	4.00%	$30,367	6.00%
Tier 1 Capital (to Average Assets)	$88,132	13.38%	$26,349	4.00%	$32,936	5.00%
Bank - December 31, 2014
Common Equity Tier 1 (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$63,243	13.36%	$37,857	8.00%	$47,321	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$58,836	12.43%	$18,928	4.00%	$28,392	6.00%
Tier 1 Capital (to Average Assets)	$58,836	9.34%	$25,200	4.00%	$31,500	5.00%
(1)    Prompt corrective action provisions are not applicable at the bank holding company level.

Contractual Obligations
The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of December 31, 2016. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$545,370	$545,370	$—	$—	$—
Time deposits	939,706	634,542	219,295	85,869	—
Long term borrowings	27,843	884	5,722	21,237	—
Operating lease obligations	2,026	757	1,116	153	—
Total	$1,514,945	$1,181,553	$226,133	$107,259	$—
As of December 31, 2016 and 2015, the Company had commitments for on-balance sheet instruments in the amount of $4.9 million and $1.9 million, respectively.
Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in the consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan or investment commitments, lines of credit and letters of credit.
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and any existing collateral has no value. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Commitments to extend credit (1)	$1,342,271	$737,572	$537,951
Standby letters of credit	343	—	—
Airplane purchase agreement commitments	21,500	—	—
Total commitments	$1,364,114	$737,572	$537,951

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
Changes in these estimates that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, would have a material impact on the Company’s financial position, results of operations or liquidity.
Non-GAAP Measures
Some of the financial measures included in our selected historical consolidated financial data and elsewhere in this Annual Report are not measures of financial performance recognized by GAAP. These non-GAAP financial measures are: “tangible shareholders’ equity;” “tangible assets;” “tangible shareholders’ equity to tangible assets;” “tangible book value per share;” “efficiency ratio;” “non-GAAP net income;” "noninterest income, as adjusted;" "provision for loan losses, as adjusted;" "noninterest expense, as adjusted;" and "income tax expense, as adjusted." Management uses these non-GAAP financial measures in its analysis of the Company’s performance.

•
“Tangible shareholders’ equity” is total shareholders’ equity less goodwill and other intangible assets. Management has not considered loan servicing rights as an intangible asset for purposes of this calculation.

•	“Tangible assets” is total assets less goodwill and other intangible assets. Management has not considered loan servicing rights as an intangible asset for purposes of this calculation.

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

•
“Non-GAAP net income” is defined as net income adjusted to exclude significant one-time sources of income and uses of expenses and annualize an estimated corporate income tax expense across all periods being compared. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•
“Noninterest income, as adjusted” is defined as noninterest income adjusted to exclude significant one-time sources of income, including the gain on the sale of investment in nCino and a loss associated with the renewable energy tax credit investment. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•
"Provision for loan losses, as adjusted" is defined as provision for loan losses adjusted to exclude significant one-time sources of provision, including provision for loans reclassified from held for sale to held for investment. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•
“Noninterest expense, as adjusted” is defined as noninterest expense adjusted to exclude significant one-time sources of expenses, including costs related to the Company’s exploration in 2014 of several capital-raising alternatives that ultimately resulted in a private placement of common stock, stock grants, stock based compensation expense of restricted stock awards for key employee retention with an effective date of May 24, 2016, and impairments on an aircraft and the renewable energy tax credit investment. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•
“Income tax expense, as adjusted” is defined as income tax expense adjusted to exclude significant one-time sources of expense. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

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

	Years Ended December 31,
	2016	2015	2014
Total shareholders' equity	$222,847	$199,488	$91,814
Less:
Goodwill	—	—	—
Other intangible assets	—	—	103
Tangible shareholders' equity (a)	$222,847	$199,488	$91,711

Shares outstanding (c)	34,253,602	34,172,899	28,619,930

Total assets	$1,755,261	$1,052,622	$673,315
Less:
Goodwill	—	—	—
Other intangible assets	—	—	103
Tangible assets (b)	$1,755,261	$1,052,622	$673,212

Tangible shareholders' equity to tangible assets (a/b)	12.70%	18.95%	13.62%
Tangible book value per share (a/c)	6.51	5.84	3.20

Efficiency ratio:
Noninterest expense (d)	$106,445	$71,715	$54,526
Net interest income	42,649	25,589	14,713
Noninterest income	93,539	84,328	60,042
Less: gain (loss) on sale of securities	1	13	(74)
Adjusted operating revenue (e)	$136,187	$109,904	$74,829

Efficiency ratio (d/e)	78.16%	65.25%	72.87%

	Years Ended December 31,
	2016	2015	2014
Reconciliation of net income to net income adjusted for non-routine income and expenses:
Net income attributable to Live Oak Bancshares, Inc.	$13,773	$20,625	$10,048
Gain on sale of investment in non-consolidated affiliate	—	(3,782)	—
Provision for loans reclassified as held for investment	4,023	—	—
Stock based compensation expense for restricted stock awards with an effective date of May 24, 2016, as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements included in our March 31, 2016 Form 10-Q	8,973	—	—
Impairment charge taken on aircraft held for sale	1,422	—	—
Renewable energy tax credit investment impairment and loss	3,239	—	—
Costs related to exploration of alternative capital raises	—	—	1,673
Stock grants	—	—	2,992
Income tax effects and adjustments for non-GAAP items*	(7,062)	1,513	(1,866)
Initial deferred tax liability recorded as a result of change from S to C corporation	—	—	3,252
C corporation income tax expense for (last five months of 2014)	—	—	4,136
Other renewable energy tax expense	176	—	—
Renewable energy tax credit	(4,396)	—	—
Estimated annualized 2014 income tax*	—	—	(6,974)
Non-GAAP net income	$20,148	$18,356	$13,261
*Estimated at 40.0%
Earnings per share:
Basic	$0.59	$0.59	$0.55
Diluted	$0.57	$0.57	$0.54

Weighted-average shares outstanding:
Basic	34,202,168	31,079,032	23,973,398
Diluted	35,086,959	31,973,146	24,424,181

Reconciliation of financial statement line items as reported to adjusted for non-routine income and expenses:
Noninterest income, as reported	$93,539	$84,328	$60,042
Gain on sale of investment in non-consolidated affiliate	—	(3,782)	—
Renewable energy tax credit investment loss	42	—	—
Noninterest income, as adjusted	93,581	80,546	60,042

Provision for loan losses, as reported	12,536	3,806	2,793
Provision for loans reclassified as held for investment	(4,023)	—	—
Provision for loan losses, as adjusted	$8,513	$3,806	$2,793

	Years Ended December 31,
	2016	2015	2014
Noninterest expense, as reported	$106,445	$71,715	$54,526
Stock based compensation expense	(8,973)	—	—
Impairment charge taken on aircraft	(1,422)	—	—
Renewable energy tax credit investment impairment	(3,197)	—	—
Costs related to withdrawn 2014 initial public offering in lieu of private placement	—	—	(1,673)
Stock grants	—	—	(2,992)
Noninterest expense, as adjusted	92,853	71,715	49,861

Income tax expense, as reported	3,443	13,795	7,388
Income tax effects and adjustment for non-routine income and expenses	7,062	(1,513)	1,866
Other renewable energy tax expense	(176)	—	—
Renewable energy tax credit	4,396	—	—
Initial deferred tax liability recorded as a result of change from S to C corporation	—	—	(3,252)
C corporation income tax expense for (last five months of 2014)	—	—	(4,136)
Estimated 2014 income tax at 40.0%	—	—	6,974
Income tax expense, as adjusted	$14,725	$12,282	$8,840

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of -3.85% as of December 31, 2016, indicating that, overall, liabilities will reprice before assets. The majority of both the Company’s loans and deposits have short-term repricing capabilities. The Company has a funding model which differs from that of traditional banks. The majority of the Company’s revenue is attributable to non-interest income so the Company is less dependent on net interest income when compared to a traditional bank model. With the Company’s non-traditional funding model, the Company does not have the traditional bank branch network and can operate with lower overhead costs to offset the higher cost of funds used to attract deposits.
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
The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending December 31, 2017 and 2018 and the Company’s EVE sensitivity at December 31, 2016. The simulation uses projected repricing of assets and liabilities at December 31, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of variable rate loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of earning assets that in turn affect the rate sensitivity position. The Company’s loan portfolio consists primarily of SBA 7(a) loans, 90.9% variable rate loans adjustable with the prime rate or 3-month LIBOR. The Company’s prepayment speeds react differently in a rising rate environment. Generally, when interest rates rise, the Company’s prepayments tend to increase; the opposite reaction from typical bank loan portfolios. In a rising rate environment, the Company’s quarterly adjustable borrowers seek to fix their payments so the loans prepay faster as borrowers refinance into fixed rate products with another lender. When interest rates fall, prepayments tend to slow down. The Company’s sensitivity would be reduced if prepayments slow and vice versa. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the assumed prepayment rates presented below.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending December 31, 2017	12 Months Ending December 31, 2018	As of December 31, 2016
+400	23.0%	4.0%	(7.6)%
+300	17.2	3.0	(5.6)
+200	11.5	2.0	(3.9)
+100	5.8	1.1	(1.6)
-100	(7.2)	(2.7)	(1.8)
Rates are increased instantaneously at the beginning of the projection. Although the Company is overall slightly liability sensitive, the large percentage of variable rate loans still produce positive net interest income results as rates rise. Generally banks will experience a decrease in net interest income as rates rise and an increase as rates decline. Sensitivity will decrease in the second year of the projection due to interest rates increasing or decreasing for the full year and also due to the other assumptions used in the analysis as noted previously but still have a positive impact in a rising rate environment. Interest rates do not normally move all at once or evenly over time, but management believes that the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.
The EVE analysis shows that the Company would theoretically lose market value in a rising rate environment. The increased fixed rate longer-term deposits has contributed a higher percentage than the assets to the portfolio mix, resulting in a negative change in market value in a rising rate environment. The favorable EVE change resulting from the loan portfolio in a rising rate analysis is more than offset by the devaluation of the interest-bearing liabilities.

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
Quarterly Financials

(dollars in thousands, except per share data)	2016
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$16,914	$15,562	$13,402	$11,394
Interest expense	4,522	3,931	3,485	2,685
Net interest income	12,392	11,631	9,917	8,709
Provision for loan losses	3,844	3,806	3,453	1,433
Net interest income after provision for loan losses	8,548	7,825	6,464	7,276
Noninterest income	26,327	25,432	19,348	22,432
Noninterest expense	32,384	27,218	25,132	21,711
Income before income taxes	2,491	6,039	680	7,997
Income tax (benefit) expense	(2,989)	2,561	557	3,314
Net income	5,480	3,478	123	4,683
Net loss attributable to noncontrolling interest	—	1	—	8
Net income to common shareholders	$5,480	$3,479	$123	$4,691
Net income per share:
Basic	$0.16	$0.10	$0.00	$0.14
Diluted	$0.16	$0.10	$0.00	$0.13

	2015
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$10,778	$9,023	$7,678	$6,972
Interest expense	2,308	2,392	2,245	1,917
Net interest income	8,470	6,631	5,433	5,055
Provision for loan losses	1,467	1,212	50	1,077
Net interest income after provision for loan losses	7,003	5,419	5,383	3,978
Noninterest income	24,368	17,770	18,135	24,055
Noninterest expense	22,133	18,063	16,817	14,702
Income before income taxes	9,238	5,126	6,701	13,331
Income tax expense	3,523	2,228	2,766	5,278
Net income	5,715	2,898	3,935	8,053
Net loss attributable to noncontrolling interest	1	3	—	20
Net income to common shareholders	$5,716	$2,901	$3,935	$8,073
Net income per share:
Basic	$0.17	$0.09	$0.14	$0.28
Diluted	$0.16	$0.09	$0.13	$0.27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Live Oak Bancshares, Inc.
Wilmington, North Carolina

We have audited the accompanying consolidated balance sheets of Live Oak Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Live Oak Bancshares, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina
March 9, 2017

Live Oak Bancshares, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$238,008	$102,607
Certificates of deposit with other banks	7,250	10,250
Investment securities available-for-sale	71,056	53,762
Loans held for sale	394,278	480,619
Loans held for investment	907,566	279,969
Allowance for loan losses	(18,209)	(7,415)
Net loans	889,357	272,554
Premises and equipment, net	64,661	62,653
Foreclosed assets	1,648	2,666
Servicing assets	51,994	44,230
Other assets	37,009	23,281
Total assets	$1,755,261	$1,052,622
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$27,990	$21,502
Interest-bearing	1,457,086	783,286
Total deposits	1,485,076	804,788
Long term borrowings	27,843	28,375
Other liabilities	19,495	19,971
Total liabilities	1,532,414	853,134
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at December 31, 2016 and December 31, 2015	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 29,530,072 and 29,449,369, shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	149,966	137,492
Class B common stock, no par value, 10,000,000 shares authorized, 4,723,530 shares issued and outstanding at December 31, 2016 and December 31, 2015	50,015	50,015
Retained earnings	23,518	12,140
Accumulated other comprehensive loss	(652)	(192)
Total shareholders’ equity attributed to Live Oak Bancshares, Inc.	222,847	199,455
Noncontrolling interest	—	33
Total equity	222,847	199,488
Total liabilities and shareholders’ equity	$1,755,261	$1,052,622
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Interest income
Loans and fees on loans	$55,107	$33,340	$19,947
Investment securities, taxable	1,132	811	455
Other interest earning assets	1,033	300	163
Total interest income	57,272	34,451	20,565
Interest expense
Deposits	13,659	7,379	4,731
Borrowings	964	1,483	1,121
Total interest expense	14,623	8,862	5,852
Net interest income	42,649	25,589	14,713
Provision for loan losses	12,536	3,806	2,793
Net interest income after provision for loan losses	30,113	21,783	11,920
Noninterest income
Loan servicing revenue	21,393	16,081	12,823
Loan servicing asset revaluation	(8,391)	(6,229)	(2,201)
Net gains on sales of loans	75,326	67,385	49,977
Equity in loss of non-consolidated affiliates	—	(26)	(2,221)
Gain on sale of investment in non-consolidated affiliate	—	3,782	—
Gain (loss) on sale of investment securities available-for-sale	1	13	(74)
Construction supervision fee income	2,667	1,623	361
Other noninterest income	2,543	1,699	1,377
Total noninterest income	93,539	84,328	60,042
Noninterest expense
Salaries and employee benefits	62,996	40,323	29,165
Travel expense	8,205	7,379	5,392
Professional services expense	3,482	2,643	3,775
Advertising and marketing expense	4,534	4,333	3,316
Occupancy expense	4,573	3,475	1,851
Data processing expense	5,299	3,583	2,660
Equipment expense	2,246	2,119	1,566
Other loan origination and maintenance expense	2,825	2,069	1,652
Renewable energy tax credit investment impairment	3,197	—	—
Other expense	9,088	5,791	5,149
Total noninterest expense	106,445	71,715	54,526
Income before taxes	17,207	34,396	17,436
Income tax expense	3,443	13,795	7,388
Net income	13,764	20,601	10,048
Net loss attributable to noncontrolling interest	9	24	—
Net income attributable to Live Oak Bancshares, Inc.	$13,773	$20,625	$10,048
Basic earnings per share	$0.40	$0.66	$0.42
Diluted earnings per share	$0.39	$0.65	$0.41
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$13,764	$20,601	$10,048
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities arising during the period	(746)	(437)	255
Reclassification adjustment for (gain) loss on sale of securities available-for-sale included in net income	(1)	(13)	74
Other comprehensive income (loss) before tax	(747)	(450)	329
Income tax benefit (expense)	287	173	(53)
Other comprehensive income (loss), net of tax	(460)	(277)	276
Total comprehensive income	$13,304	$20,324	$10,324

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)

	Common stock			Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non- controlling interest	Total equity
	Shares
	Class A	Class B	Amount
Balance at December 31, 2013	20,318,330	—	$18,319	$30,262	$(191)	$—	$48,390
Net income	—	—	—	10,048	—	—	10,048
Other comprehensive income	—	—	—	—	276	—	276
Reclass from redeemable equity securities	—	—	3,605	—	—	—	3,605
Sales of common stock	65,914	—	273	—	—	—	273
Stock option exercises	191,660	—	177	—	—	—	177
Employee stock purchase program	23,006	—	331	—	—	—	331
Issuance of common stock grants	685,700	—	2,992	—	—	—	2,992
Common stock issued in private placement, net of offering cost	2,324,770	4,723,530	74,631	—	—	—	74,631
Debt conversion to common stock	287,020	—	3,052	—	—	—	3,052
Stock option based compensation expense	—	—	272	—	—	—	272
Reclassification adjustment for change in taxable status	—	—	(5,123)	5,123	—	—	—
Restricted stock expense	—	—	143	—	—	—	143
Dividends (distributions to shareholders)	—	—	—	(52,376)	—	—	(52,376)
Balance at December 31, 2014	23,896,400	4,723,530	98,672	(6,943)	85	—	91,814
Net income (loss)	—	—	—	20,625	—	(24)	20,601
Other comprehensive loss	—	—	—	—	(277)	—	(277)
Consolidation of investment with non-controlling interest	—	—	—	—	—	35	35
Stock option exercises	52,969	—	239	—	—	—	239
Stock option based compensation expense	—	—	1,277	—	—	—	1,277
Restricted stock expense	—	—	148	—	—	—	148
Capital contribution from non-controlling interest	—	—	—	—	—	22	22
Issuance of common stock in connection with initial public offering, net of issue costs	5,500,000	—	87,171	—	—	—	87,171
Dividends (distributions to shareholders)	—	—	—	(1,542)	—	—	(1,542)
Balance at December 31, 2015	29,449,369	4,723,530	187,507	12,140	(192)	33	199,488
Net income (loss)	—	—	—	13,773	—	(9)	13,764
Other comprehensive loss	—	—	—	—	(460)	—	(460)
Issuance of restricted stock	16,745	—	—	—	—	—	—
Stock option exercises	63,958	—	401	—	—	—	401
Stock option based compensation expense	—	—	2,349	—	—	—	2,349
Restricted stock expense	—	—	9,724	—	—	—	9,724
Acquisition of non-controlling interest	—	—	—	—	—	(24)	(24)
Dividends (distributions to shareholders)	—	—	—	(2,395)	—	—	(2,395)
Balance at December 31, 2016	29,530,072	4,723,530	$199,981	$23,518	$(652)	$—	$222,847
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$13,764	$20,601	$10,048
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,260	3,435	2,159
Provision for loan losses	12,536	3,806	2,793
Amortization of premium on securities, net of accretion	242	66	87
Amortization (accretion) of discount (premium) on unguaranteed loans	2,854	3,146	(701)
Deferred tax (benefit) expense	(4,288)	936	4,092
Originations of loans held for sale	(1,013,643)	(1,034,769)	(765,123)
Proceeds from sales of loans held for sale	837,830	745,072	539,122
Net gains on sale of loans held for sale	(75,326)	(67,385)	(49,977)
Net loss on sale of foreclosed assets	18	14	—
Net increase in servicing assets	(7,764)	(9,231)	(5,946)
(Gain) loss on sale of securities available-for-sale	(1)	(13)	74
Gain on sale of investment in non-consolidated affiliate	—	(3,782)	—
Net loss (gain) on disposal of premises and equipment	—	17	(256)
Renewable energy tax credit investment impairment	3,197	—	—
Stock option based compensation expense	2,349	1,277	272
Stock grants	—	—	2,992
Restricted stock expense	9,724	148	143
Equity in loss of non-consolidated affiliates	—	26	2,221
Changes in assets and liabilities:
Other assets	(8,929)	(4,201)	(2,407)
Other liabilities	1,227	6,154	(1,101)
Net cash used by operating activities	(221,950)	(334,683)	(261,508)
Cash flows from investing activities
Purchases of securities available-for-sale	(37,421)	(24,927)	(34,721)
Proceeds from sales, maturities, calls, and principal paydown of securities available-for-sale	19,139	19,980	5,017
Proceeds from sale of foreclosed assets	1,221	513	—
Investment in certificates of deposit with other banks	(250)	(250)	(10,000)
Maturities of certificates of deposit with other banks	3,250	—	—
Proceeds from sale of investment in non-consolidated affiliate	—	9,896	—
Capital investments in non-consolidated affiliates	—	—	(6,613)
Net cash acquired in consolidation of equity method investment	—	319	—
Capital contribution from non-controlling interest	—	22	—
Loan originations and principal collections, net	(295,119)	84,475	76,930
Proceeds from sale of premises and equipment	—	—	2,200
Purchases of premises and equipment, net	(10,889)	(30,452)	(14,346)
Net cash provided (used) by investing activities	(320,069)	59,576	18,467
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from financing activities
Net increase in deposits	680,288	282,708	165,460
Proceeds from long term borrowings	—	12,960	34,966
Repayment of long term borrowings	(532)	(26,434)	(2,390)
Proceeds from short term borrowings	—	—	6,100
Repayment of short term borrowings	—	(6,100)	—
Stock option exercises	401	239	177
Sale of common stock, net	—	87,171	75,235
Shareholder dividend distributions	(2,737)	(2,732)	(43,849)
Net cash provided by financing activities	677,420	347,812	235,699
Net increase (decrease) in cash and cash equivalents	135,401	72,705	(7,342)
Cash and cash equivalents, beginning	102,607	29,902	37,244
Cash and cash equivalents, ending	$238,008	$102,607	$29,902

Supplemental disclosure of cash flow information
Interest paid	$14,516	$8,840	$5,769
Income tax	8,238	12,326	3,820

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains (losses) on available-for-sale securities, net of taxes	$(460)	$(277)	$276
Conversion of convertible subordinated debt into common stock	—	—	3,052
Transfers from loans to foreclosed real estate and other repossessions	406	2,616	311
Transfers from foreclosed real estate to SBA receivable	185	507	—
Transfers of loans accounted for as secured borrowing collateral to other assets	—	4,575	—
Transfer from fixed assets to other assets held for sale	4,621	—	—
Dividends declared but not paid	—	342	1,532
Transfer of loans held for sale to loans held for investment	339,567	9,033	13,611
Transfer of loans held for investment to loans held for sale	2,296	3,243	4,548
Contingent consideration in acquisition of controlling interest in equity method of investment	24	170	—
Non-cash dividend	—	—	9,514
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies
Organization
Live Oak Banking Company (the “Bank”) was organized and incorporated under the laws of the State of North Carolina on February 25, 2008 and commenced operations on May 12, 2008. In December 2008, Live Oak Bancshares, Inc. (the “Company”) was formed and in the first quarter of 2009 acquired all the outstanding shares of Live Oak Banking Company. The Bank is headquartered in the city of Wilmington, North Carolina and has four satellite sales offices across the United States. The Bank specializes in providing lending services to small businesses nationwide in targeted industries. The Bank identifies and grows within credit-worthy industries through expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) Loan Program. The guaranteed portion of the loan is available for sale in the secondary market. The Bank routinely engages in the sale of participating interests of the unguaranteed portion. As a state chartered bank, the Bank is subject to regulation by the North Carolina Commissioner of Banks and the Federal Deposit Insurance Corporation. On July 23, 2015 the Company closed on its initial public offering.
In 2010, the Bank formed Live Oak Number One, Inc. to hold properties foreclosed on by the Bank. Live Oak Number One is a wholly-owned subsidiary of the Bank.
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
In December 2013, the Company jointly formed 504 Fund Advisors, LLC (“504FA”) with Pennant Management, Inc. (“Pennant Management”). As of December 31, 2014, 504FA was a 50% owned investment established for the purpose of underwriting and managing SBA 504 loans held by The 504 Fund (“the Fund”), formerly known as the Pennant 504 Fund. Two of the three portfolio managers of the Fund were employees of GLS. The third employee was an outside owner/manager of 504FA until April 30, 2015. The Company’s wholly owned subsidiaries, the Bank and GLS, provided various advisory and human resource services to 504FA, for which both were reimbursed. The services provided to 504FA did not result in either the Bank or GLS having the ability to directly influence management operations or decisions that directly impact the financial standing of the Company or its subsidiaries. Accordingly, the Company’s investment in 504FA was accounted for under the equity method at December 31, 2014, with a carrying amount of $231 thousand. The Company acquired control over 504FA on February 2, 2015 by increasing its ownership from 50.0% to 91.3%. The acquisition of an additional 41.3% of ownership occurred in exchange for contingent consideration estimated to total $170 thousand. Transactions in the third quarter of 2015 increased the Company’s ownership to 92.4% at December 31, 2015. With 7.6% of ownership remaining with a third party investor, amounts of earnings and equity in 504FA attributable to the third party investor were disclosed in the Company’s consolidated financial statements as related to a noncontrolling interest. During the first quarter of 2016, the Company increased ownership to 92.9%. On September 1, 2016, the Company acquired the remaining 7.1% ownership from a third party investor in exchange for contingent consideration estimated to total $24 thousand. The Company’s cumulative investment in 504FA was $1.4 million and $1.2 million at December 31, 2016 and 2015, respectively.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

In September 2015, the Company formed Live Oak Grove, LLC (“Grove”), a wholly-owned subsidiary, for the purpose of providing Company employees and business visitors an on-site restaurant location.
In August 2016, the Company formed Live Oak Ventures, Inc. for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology.
In November 2016, the Company formed Live Oak Clean Energy Financing LLC for the purpose of providing financing to entities for renewable energy applications.
Basis of Presentation
Dollar amounts in all tables in the Notes to Consolidated Financial Statements have been presented in thousands, except percentage, time period, stock option, share and per share data. The accounting and reporting policies of the Company and the Bank follow United States generally accepted accounting principles and general practices within the financial services industry. The following is a description of the significant accounting and reporting policies the Company follows in preparing and presenting its consolidated financial statements.
Consolidation Policy
The consolidated financial statements include the financial statements of the Company and wholly-owned subsidiaries of Live Oak Banking Company, Live Oak Number One, GLS, 504FA, Grove, Live Oak Ventures and Live Oak Clean Energy Financing. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. If an entity is not a variable interest entity, the Company also evaluates arrangements in which there is a general partner or managing member to determine whether consolidation is appropriate.
Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting; those that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For these investments accounted for under the equity method, the Company records its investment in non-consolidated affiliates and the portion of income or loss in equity in income of non-consolidated affiliates. The Company periodically evaluates these investments for impairment.
On January 28, 2013, the Company’s ownership in nCino declined by 21.54%, from 64.36% to 42.82%. This decrease in ownership and related influence occurred as a result of nCino selling additional equity to outside investors for $7.5 million. As a result, the Company deconsolidated nCino, accounting for its remaining 42.82% investment using the equity method. The gain on the deconsolidation of nCino holdings was $12.2 million, which arose from the combination of a gain of $9.7 million related to the remeasurement of the retained investment in nCino at fair value and $2.5 million related to the recovery of negative net assets in the investee at the date of transfer. The Company’s investment in nCino was accounted for as an equity method investment at December 31, 2013. As previously indicated, the Company divested its ownership in nCino via a dividend to shareholders in June 2014. In August 2014 the Company again invested $6.1 million in nCino for 9.02% ownership. The Company’s carrying value of its investment in nCino was $6.1 million and $11.3 million as of December 31, 2014 and 2013, respectively. Due to the decreased level of influence, the Company’s investment in nCino at December 31, 2014 was accounted for as a cost method investment. During 2015, the Company sold its remaining investment in nCino resulting in no ownership as of December 31, 2015 and December 31, 2016.
The Company expects to continue to be one of nCino’s customers; however, the power to direct nCino's activities is now controlled by outside investors.
Variable Interest Entities
Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity's net asset value. The primary beneficiary consolidates the variable interest entity ("VIE"). The primary beneficiary is defined as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The Company has a limited interest in a partnership that owns and operates a solar renewable energy project which is accounted for as an equity method investment. Over the course of the investment, the Company will receive federal and state tax credits, tax-related benefits, and excess cash available for distribution, if any. The Company may be called to sell its interest in the limited partnerships through a call option once all investment tax credits have been recognized.
This entity meets the criteria of a VIE; however, the Company is not the primary beneficiary of the entities, as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. While the partnership agreement allows the Company to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.

The Company’s investments in the unconsolidated VIE is carried in other assets on the consolidated balance sheet and the Company’s unfunded capital and other commitments related to the unconsolidated VIE is carried in other liabilities on the consolidated balance sheet.
The Company’s maximum exposure to loss from this unconsolidated VIE includes the investment recorded on the Company’s consolidated balance sheet, net of unfunded capital commitments and any impairment recognized, and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes the potential for losses from this investment is remote, the maximum exposure was determined by assuming a scenario where related tax credits were recaptured.
The following table provides a summary of the tax advantaged VIE that the Company has not consolidated as of December 31, 2016 and 2015:

	2016	2015
Investment carrying amount	$1,394	$—
Unfunded capital	690	—
Maximum exposure to loss	5,100	—
Business Combinations
Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statements of comprehensive income from the date of acquisition. Any measurement-period adjustments are recorded in the period the adjustment is identified.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (JOBS Act). In April of 2015 the Company filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (SEC). This Registration Statement was declared effective by the SEC on July 22, 2015. In reliance on that Registration Statement, the Company issued 5,500,000 shares of voting common stock, no par value, at $17.00 per share, in exchange for total proceeds of $87.2 million, net of issue costs.
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
To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $1.3 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively.
Certificates of Deposit with other Banks
Certificates of deposit with other banks have maturities ranging from January 2017 through December 2018 and bear interest at rates ranging from 0.15% to 1.90%. None of the certificates of deposit had maturities of three months or less at the time of origination. All investments in certificates of deposit are with FDIC insured financial institutions and none exceed the maximum insurable amount of $250 thousand.
Investment Securities
Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, are classified as “available-for-sale” and recorded at fair value. Unrealized gains and losses for available-for-sale investment securities are excluded from earnings and reported in other comprehensive income. The Company’s entire portfolio for the periods presented is available-for-sale.

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
Loans Held For Sale
Management designates loans as held for sale ("HFS") based on its intent to sell guaranteed portions in the SBA and USDA Secondary Market and unguaranteed portions to participant banks and credit unions. Salability requirements of the guaranteed portion include, but are not limited to, full disbursement of the loan commitment amount. Loans originated and intended for sale are carried at the lower of cost or estimated fair value. The cost basis of loans held for sale includes the deferral of loan origination fees and costs. Deferred fees and costs are accreted and amortized for loans classified held for sale until the sale occurs. At loan settlement, the pro-rata portion, based on the percent of the total loan sold, of the remaining deferred fees and costs are recognized as an adjustment to the gain on sale.
As part of our management of the loans held in our portfolio, we will occasionally transfer loans from held for investment to held for sale. Upon transfer, any associated allowance for loan and lease loss is released and the carrying value of the loans is adjusted to the estimated fair value. The loans are subsequently accounted for at the lower of cost or fair value, with valuation changes recorded in other noninterest income. Gains or losses on the sale of these loans are also recorded in noninterest income. In certain circumstances, loans designated as held for sale may later be transferred back to the loan portfolio based upon our intent and ability to hold the loans for the foreseeable future. The Company transfers these loans to loans held for investment at the lower of cost or fair value and establishes a related allowance for loan loss.
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
Historically, loans held for sale consisted only of guaranteed loan balances and the unguaranteed portion up to the SBA retention minimums discussed above. A negative change in the credit quality of a loan resulted in the loan classification changing from held for sale to held for investment. Beginning in June 2016, loans held for sale consist of guaranteed loan balances. The gain on sale recognized in income is the sum of the premium on the guaranteed loan and the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan retained.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following summarizes the activity pertaining to loans held for sale for the years ended December 31, 2016 and 2015:

	2016	2015
Balance at beginning of year	$480,619	$295,180
Originations	1,013,643	1,034,769
Proceeds from sale	(837,830)	(745,072)
Gain on sale of loans	75,326	67,385
Principal collections, net of deferred fees and costs	(209)	(161,278)
Non-cash transfers, net	(337,271)	(10,365)
Balance at end of period	$394,278	$480,619
Loans Held for Investment
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are classified as held for investment ("HFI") and reported at their outstanding principal amount adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premium or discount on purchased loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Discounts and premiums on any purchased loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Historically, loans designated as held for investment, included loans identified as more beneficial to hold for the long term as well as the required retention amount defined by the SBA comprised of unguaranteed dollars and loans designated as troubled debt restructurings, nonaccrual, and risk grade at a 5 or worse as defined by internal risk rating metrics. Beginning June 2016, loans held for investment consist of unguaranteed loan balances and guaranteed and unguaranteed loans designated as troubled debt restructurings, nonaccrual, non-marketable, and risk grade 5 or worse.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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
Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when the loan becomes ninety days past due. Past due status of loans is determined based on contractual terms. When interest accrual is discontinued, all unpaid accrued interest for the current year is reversed. Interest income is subsequently recognized on the cash-basis or cost-recovery method, as appropriate. Cash payments of interest on nonaccrual loans will be applied to the principal balance of the loan. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan is returned to accrual status. Interest accruals are resumed on nonaccrual loans only when the loan is brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. Management’s judgment is based on an assessment of the borrower’s financial condition and a recent history of payment performance.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Premises and Equipment
All premises and equipment, excluding land, are carried at cost, less accumulated depreciation. Land is carried at cost. Additions and major replacements or improvements which extend useful lives of property or equipment are capitalized. Maintenance, repairs, and minor improvements are expensed as incurred. Upon retirement or other disposition of the assets, the cost and related depreciation are removed and any resulting gain or loss is reflected in income. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Depreciation is computed by the straight-line method over the following estimated useful lives:

Years
Buildings	39
Transportation	5-20
Land Improvements	7-15
Furniture and equipment	5-10
Computers and software	3-5
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
Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets and are carried at fair value. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are carried at fair value as of the reporting date. Changes to fair value are reported in loan servicing asset revaluation.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Derivative Financial Instruments
During the fourth quarter of 2016 the Company began using exchange-traded interest rate futures contracts to manage interest rate risk that may impact expected gains arising from future secondary market loan sales. Upon entering into a futures contract, the Company is required to pledge to the counterparty an amount of cash equal to a certain percentage of the contract amount, also known as an initial margin deposit. Subsequent payments, known as variation margin, are made or received by the Company each day to settle the daily fluctuations in the fair value of the underlying contract. Investments in these derivative contracts is subject to risks that can result in a loss of all or part of an investment. Credit risk is considered low because the counterparties are futures exchanges. The Company has not designated any derivative as a hedging instrument under applicable accounting guidance. The total notional amount of derivative contracts outstanding is $8 million as of December 31, 2016. The fair value of the derivative contracts is zero due to the daily cash settlement of contracts.
Impairment of Long-Lived Asset Reclassified to Held for Sale
During the fourth quarter of 2016, the Company determined that retention of one of its aircraft was ineffective in serving the needs of an expanding nationwide customer base. As a result of this determination, the Company began marketing the aircraft for sale. Subsequently in December 2016, the Company entered into a sale agreement with a third party with expected total proceeds, net of expenses, of $3.2 million. An impairment expense of $1.4 million was recorded and included in the "Other expense" line item in the 2016 consolidated statements of income upon adjusting the carrying amount to the expected fair value. The expected fair value of the aircraft of $3.2 million is reflected in the consolidated 2016 balance sheet in the "Other assets" line item. The sale of this aircraft took place in January 2017 with no additional loss.
Common Stock
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
The Company uses the flow-through method of accounting on investments that generate investment tax credits. Under this method, investment tax credits are recognized as a reduction to income tax expense immediately in the period that the credit is generated, to the extent permitted by tax law. In accounting for any temporary difference that arise, the Company has elected the income statement method whereby deferred taxes are adjusted through income tax expense.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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
The Company has determined that it does not have any material unrecognized tax benefits or obligations as of December 31, 2016. Fiscal years ending on or after December 31, 2013 remain subject to examination by federal and state tax authorities.
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

	December 31,
	2016	2015	2014
Basic earnings per share:
Net income available to common shareholders	$13,773	$20,625	$10,048
Weighted-average basic shares outstanding	34,202,168	31,079,032	23,973,398
Basic earnings per share	$0.40	$0.66	$0.42
Diluted earnings per share:
Net income available to common shareholders, for diluted earnings per share	$13,773	$20,625	$10,048
Total weighted-average basic shares outstanding	34,202,168	31,079,032	23,973,398
Add effect of dilutive stock options and restricted stock grants	884,791	894,114	450,783
Total weighted-average diluted shares outstanding	35,086,959	31,973,146	24,424,181
Diluted earnings per share	$0.39	$0.65	$0.41
Anti-dilutive shares	1,777,035	1,811,776	328,020

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Pro forma earnings per share
Because the Company was not a taxable entity prior to August 3, 2014, pro forma amounts for income tax expense and basic and diluted earnings per share have been presented below assuming the Company’s effective tax rate of 38.5% for the year ended December 31, 2014 as if it had been a C Corporation during this period. In addition, the pro forma results for the year ended December 31, 2014 excludes the initial deferred tax liability recorded as a result of the change in tax status as discussed in Note 8.

2014
Pro forma net income available to common shareholders, after tax	$10,723
Pro forma basic earnings per share	$0.45
Pro forma diluted earnings per share	$0.44
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
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective for the Company on January 1, 2018 and is currently assessing the impact on the consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions for items including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective and adopted by the Company on January 1, 2017. The impact to net income and earnings per share that will result from the treatment of excess tax benefits after adoption of ASU 2016-09 will depend

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

on the difference between the market price of Company stock between the grant dates and subsequent vesting dates of share-based awards, and this impact could be positive or negative depending on how the Company’s stock price moves. The Company will continue to incorporate actual forfeitures as they occur in the accrual of compensation expense.
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
In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"). ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-17, "Interests Held through Related Parties That Are under Common Control" ("ASU 2016-17"). This guidance revised the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. ASU 2016-17 will be effective for the Company on January 1, 2017. The Company does not expect these amendment to have a material effect on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for the Company on January 1, 2018. The Company does not expect this amendment to have a material effect on its consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 2. Securities
The carrying amount of securities and their approximate fair values are reflected in the following table:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
US government agencies	$17,803	$52	$32	$17,823
Residential mortgage-backed securities	52,301	3	1,031	51,273
Mutual fund	2,012	—	52	1,960
Total	$72,116	$55	$1,115	$71,056

December 31, 2015
US government agencies	$21,992	$81	$5	$22,068
Residential mortgage-backed securities	30,131	1	374	29,758
Mutual fund	1,951	—	15	1,936
Total	$54,074	$82	$394	$53,762
During the year ended December 31, 2016, one security was sold for $1.9 million resulting in a net gain of $1 thousand.

During the year ended December 31, 2015, twelve securities were sold for $17.7 million resulting in a net gain of $13 thousand.

Three securities were sold for $2.6 million resulting in a net loss on sale of securities of $74 thousand during the year ended December 31, 2014.
The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$6,508	$32	$—	$—	$6,508	$32
Residential mortgage-backed securities	49,109	1,017	1,635	14	50,744	1,031
Mutual fund	1,960	52	—	—	1,960	52
Total	$57,577	$1,101	$1,635	$14	$59,212	$1,115

	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$7,990	$5	$—	$—	$7,990	$5
Residential mortgage-backed securities	26,015	333	3,019	41	29,034	374
Mutual fund	1,936	15	—	—	1,936	15
Total	$35,941	$353	$3,019	$41	$38,960	$394
At December 31, 2016, there were two residential mortgage-backed securities in unrealized loss positions for greater than 12 months and twenty-two mortgage-backed securities, three US government agency securities and the 504 Fund mutual fund investment in unrealized loss position for less than 12 months. Unrealized losses at December 31, 2015 consisted of three mortgage-backed securities in unrealized loss positions for greater than 12 months and one US government agency security, twelve mortgage-backed securities and the 504 Fund mutual fund investment in unrealized loss positions for less than 12 months.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

These unrealized losses are primarily the result of volatility in the market and are related to market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.
All residential mortgage-backed securities in the Company’s portfolio at December 31, 2016 and December 31, 2015 were backed by US government sponsored enterprises (“GSEs”).
The following is a summary of investment securities by maturity:

	Available-for-sale
	Amortized cost	Fair value
US government agencies
Within one year	$9,960	$9,995
One to five years	7,843	7,828
Total	17,803	17,823

Residential mortgage-backed securities
Five to ten years	9,213	9,052
After 10 years	43,088	42,221
Total	52,301	51,273

Total	$70,104	$69,096
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled. This table excludes the 504 Fund mutual fund investment.
At December 31, 2016 and 2015, investment securities with a fair market value of $1.5 million and $1.3 million, respectively, were pledged to secure a line of credit with the Company’s correspondent bank. In addition, during 2016, $1.2 million was pledged to the Company's trust department for uninsured trust assets held by the trust department and $100 thousand was pledged to the Ohio State Treasurer to allow the Company's trust department to conduct business in the State of Ohio.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 3. Loans Held for Investment and Allowance for Loan Losses
Loan Portfolio Segments
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Loans consist of the following:

	December 31, 2016	December 31, 2015
Commercial & Industrial
Agriculture	$1,714	$30
Death Care Management	9,684	4,832
Healthcare	37,270	15,240
Independent Pharmacies	83,677	41,588
Registered Investment Advisors	68,335	18,358
Veterinary Industry	38,930	21,579
Other Industries	94,836	3,230
Total	334,446	104,857
Construction & Development
Agriculture	32,372	11,351
Death Care Management	3,956	769
Healthcare	30,467	7,231
Independent Pharmacies	2,013	101
Registered Investment Advisors	294	378
Veterinary Industry	11,514	3,834
Other Industries	31,715	658
Total	112,331	24,322
Commercial Real Estate
Agriculture	5,591	1,863
Death Care Management	52,510	20,327
Healthcare	114,281	37,684
Independent Pharmacies	15,151	7,298
Registered Investment Advisors	11,462	2,808
Veterinary Industry	102,906	59,999
Other Industries	46,245	4,752
Total	348,146	134,731
Commercial Land
Agriculture	113,569	16,036
Total	113,569	16,036
Total Loans [1]	908,492	279,946
Net Deferred Costs	7,648	3,056
Discount on SBA 7(a) and USDA Unguaranteed [2]	(8,574)	(3,033)
Loans, Net of Unearned	$907,566	$279,969

1	Total loans include $37.7 million and $17.2 million of U.S. government guaranteed loans as of December 31, 2016 and December 31, 2015, respectively.

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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following tables summarize the risk grades of each category:

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
December 31, 2016
Commercial & Industrial
Agriculture	$1,656	$58	$—	$1,714
Death Care Management	9,452	121	111	9,684
Healthcare	28,723	681	7,866	37,270
Independent Pharmacies	73,948	6,542	3,187	83,677
Registered Investment Advisors	65,297	2,246	792	68,335
Veterinary Industry	34,407	1,967	2,556	38,930
Other Industries	94,736	100	—	94,836
Total	308,219	11,715	14,512	334,446
Construction & Development
Agriculture	32,061	—	311	32,372
Death Care Management	3,956	—	—	3,956
Healthcare	30,467	—	—	30,467
Independent Pharmacies	2,013	—	—	2,013
Registered Investment Advisors	294	—	—	294
Veterinary Industry	9,725	1,789	—	11,514
Other Industries	31,715	—	—	31,715
Total	110,231	1,789	311	112,331
Commercial Real Estate
Agriculture	5,591	—	—	5,591
Death Care Management	46,427	4,314	1,769	52,510
Healthcare	103,097	7,142	4,042	114,281
Independent Pharmacies	12,654	1,968	529	15,151
Registered Investment Advisors	11,462	—	—	11,462
Veterinary Industry	88,168	3,995	10,743	102,906
Other Industries	46,245	—	—	46,245
Total	313,644	17,419	17,083	348,146
Commercial Land
Agriculture	112,333	1,138	98	113,569
Total	112,333	1,138	98	113,569
Total[1]	$844,427	$32,061	$32,004	$908,492

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
December 31, 2015
Commercial & Industrial
Agriculture	$30	$—	$—	$30
Death Care Management	4,728	104	—	4,832
Healthcare	8,334	2,160	4,746	15,240
Independent Pharmacies	36,704	3,430	1,454	41,588
Registered Investment Advisors	17,508	850	—	18,358
Veterinary Industry	16,800	1,817	2,962	21,579
Other Industries	3,089	141	—	3,230
Total	87,193	8,502	9,162	104,857
Construction & Development
Agriculture	11,194	157	—	11,351
Death Care Management	769	—	—	769
Healthcare	7,231	—	—	7,231
Independent Pharmacies	101	—	—	101
Registered Investment Advisors	378	—	—	378
Veterinary Industry	2,581	1,253	—	3,834
Other Industries	658	—	—	658
Total	22,912	1,410	—	24,322
Commercial Real Estate
Agriculture	1,863	—	—	1,863
Death Care Management	18,223	425	1,679	20,327
Healthcare	33,529	2,930	1,225	37,684
Independent Pharmacies	6,210	1,088	—	7,298
Registered Investment Advisors	2,808	—	—	2,808
Veterinary Industry	45,453	3,171	11,375	59,999
Other Industries	4,752	—	—	4,752
Total	112,838	7,614	14,279	134,731
Commercial Land
Agriculture	16,036	—	—	16,036
Total	16,036	—	—	16,036
Total[1]	$238,979	$17,526	$23,441	$279,946

1
Total loans include $37.7 million of U.S. government guaranteed loans as of December 31, 2016, segregated by risk grade as follows: Risk Grades 1 – 4 = $8.7 million, Risk Grade 5 = $7.7 million, Risk Grades 6 – 8 = $21.3 million. As of December 31, 2015 total loans include $17.2 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $0, Risk Grade 5 = $2.6 million, Risk Grades 6 – 8 = $14.6 million.

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

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
December 31, 2016
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$1,714	$1,714	$—
Death Care Management	—	—	—	—	—	9,684	9,684	—
Healthcare	—	272	496	5,920	6,688	30,582	37,270	—
Independent Pharmacies	42	293	408	2,349	3,092	80,585	83,677	—
Registered Investment Advisors	—	—	—	—	—	68,335	68,335	—
Veterinary Industry	32	151	646	1,441	2,270	36,660	38,930	—
Other Industries	—	—	—	—	—	94,836	94,836	—
Total	74	716	1,550	9,710	12,050	322,396	334,446	—
Construction & Development
Agriculture	231	80	—	—	311	32,061	32,372	—
Death Care Management	—	—	—	—	—	3,956	3,956	—
Healthcare	—	—	—	—	—	30,467	30,467	—
Independent Pharmacies	—	—	—	—	—	2,013	2,013	—
Registered Investment Advisors	—	—	—	—	—	294	294	—
Veterinary Industry	—	—	—	—	—	11,514	11,514	—
Other Industries	—	—	—	—	—	31,715	31,715	—
Total	231	80	—	—	311	112,020	112,331	—
Commercial Real Estate
Agriculture	—	—	—	—	—	5,591	5,591	—
Death Care Management	—	—	188	1,423	1,611	50,899	52,510	—
Healthcare	—	—	3,180	45	3,225	111,056	114,281	—
Independent Pharmacies	—	—	—	529	529	14,622	15,151	—
Registered Investment Advisors	—	—	—	—	—	11,462	11,462	—
Veterinary Industry	898	3,981	737	5,158	10,774	92,132	102,906	—
Other Industries	—	—	—	—	—	46,245	46,245	—
Total	898	3,981	4,105	7,155	16,139	332,007	348,146	—
Commercial Land
Agriculture	58	40	—	—	98	113,471	113,569	—
Total	58	40	—	—	98	113,471	113,569	—
Total[1]	$1,261	$4,817	$5,655	$16,865	$28,598	$879,894	$908,492	$—

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
December 31, 2015
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$30	$30	$—
Death Care Management	—	—	—	—	—	4,832	$4,832	—
Healthcare	—	1,854	30	2,337	4,221	11,019	15,240	—
Independent Pharmacies	314	603	—	—	917	40,671	41,588	—
Registered Investment Advisors	—	—	—	—	—	18,358	18,358	—
Veterinary Industry	208	466	1,131	394	2,199	19,380	21,579	—
Other Industries	—	—	—	—	—	3,230	3,230	—
Total	522	2,923	1,161	2,731	7,337	97,520	104,857	—
Construction & Development
Agriculture	—	—	—	—	—	11,351	11,351	—
Death Care Management	—	—	—	—	—	769	769	—
Healthcare	—	—	—	—	—	7,231	7,231	—
Independent Pharmacies	—	—	—	—	—	101	101	—
Registered Investment Advisors	—	—	—	—	—	378	378	—
Veterinary Industry	—	—	—	—	—	3,834	3,834	—
Other Industries	—	—	—	—	—	658	658	—
Total	—	—	—	—	—	24,322	24,322	—
Commercial Real Estate
Agriculture	—	—	—	—	—	1,863	1,863	—
Death Care Management	1,456	223	—	—	1,679	18,648	20,327	—
Healthcare	—	240	135	831	1,206	36,478	37,684	—
Independent Pharmacies	—	—	—	—	—	7,298	7,298	—
Registered Investment Advisors	—	—	—	—	—	2,808	2,808	—
Veterinary Industry	311	5,079	2,048	3,172	10,610	49,389	59,999	—
Other Industries	—	—	—	—	—	4,752	4,752	—
Total	1,767	5,542	2,183	4,003	13,495	121,236	134,731	—
Commercial Land
Agriculture	—	—	—	—	—	16,036	16,036	—
Total	—	—	—	—	—	16,036	16,036	—
Total[1]	$2,289	$8,465	$3,344	$6,734	$20,832	$259,114	$279,946	$—

1
Total loans include $37.7 million of U.S. government guaranteed loans as of December 31, 2016, of which $13.7 million is greater than 90 days past due, $6.8 million is 30-89 days past due and $17.2 million is included in current loans as presented above. As of December 31, 2015, total loans include $17.2 million of U.S. government guaranteed loans, of which $5.9 million is greater than 90 days past due, $6.7 million is 30-89 days past due and $4.6 million is included in current loans as presented above.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Nonaccrual Loans
Loans that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans had been accrued in accordance with the original terms, interest income would have increased by approximately $622 thousand, $794 thousand and $443 thousand for the years ended December 31, 2016, 2015, and 2014, respectively. All nonaccrual loans are included in the held for investment portfolio.
Nonaccrual loans as of December 31, 2016 and December 31, 2015 are as follows:

December 31, 2016	Loan Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$6,416	$5,152	$1,264
Independent Pharmacies	2,799	2,204	595
Veterinary Industry	2,119	2,079	40
Total	11,334	9,435	1,899
Construction & Development
Agriculture	231	173	58
Total	231	173	58
Commercial Real Estate
Death Care Management	1,611	1,263	348
Healthcare	3,225	2,731	494
Independent Pharmacies	529	—	529
Veterinary Industry	6,793	5,395	1,398
Total	12,158	9,389	2,769
Secured by Farmland
Agriculture	58	—	58
Total	58	—	58
Total	$23,781	$18,997	$4,784

December 31, 2015	Loan Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$2,367	$2,188	$179
Independent Pharmacies	314	308	6
Veterinary Industry	1,733	1,572	161
Total	4,414	4,068	346
Commercial Real Estate
Death Care Management	1,456	1,290	166
Healthcare	966	798	168
Veterinary Industry	5,531	4,174	1,357
Total	7,953	6,262	1,691
Total	$12,367	$10,330	$2,037

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

•	The Present Value of Future Cash Flows method takes into account the amount and timing of cash flows and the effective interest rate used to discount the cash flows.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following tables detail activity in the allowance for loan losses by portfolio segment allowance for the periods presented:

	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
December 31, 2016
Beginning Balance	$1,064	$2,486	$2,766	$1,099	$7,415
Charge offs	—	(707)	(1,464)	(63)	(2,234)
Recoveries	—	6	486	—	492
Provision	629	4,112	6,625	1,170	12,536
Ending Balance	$1,693	$5,897	$8,413	$2,206	$18,209

December 31, 2015
Beginning Balance	$586	$2,291	$1,369	$161	$4,407
Charge offs	—	(164)	(978)	—	(1,142)
Recoveries	—	131	213	—	344
Provision	478	228	2,162	938	3,806
Ending Balance	$1,064	$2,486	$2,766	$1,099	$7,415

December 31, 2014
Beginning Balance	$350	$1,511	$862	$—	$2,723
Charge offs	—	(515)	(698)	—	(1,213)
Recoveries	—	72	32	—	104
Provision	236	1,223	1,173	161	2,793
Ending Balance	$586	$2,291	$1,369	$161	$4,407
The following tables detail the recorded allowance for loan losses and the investment in loans related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

December 31, 2016	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan Losses:
Loans individually evaluated for impairment	$—	$1,496	$1,458	$—	$2,954
Loans collectively evaluated for impairment[2]	1,693	4,401	6,955	2,206	15,255
Total allowance for loan losses	$1,693	$5,897	$8,413	$2,206	$18,209
Loans receivable [1]:
Loans individually evaluated for impairment	$—	$16,359	$6,884	$—	$23,243
Loans collectively evaluated for impairment[2]	112,331	331,787	327,562	113,569	885,249
Total loans receivable	$112,331	$348,146	$334,446	$113,569	$908,492

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2015	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan Losses:
Loans individually evaluated for impairment	$—	$1,090	$672	$—	$1,762
Loans collectively evaluated for impairment[2]	1,064	1,396	2,094	1,099	5,653
Total allowance for loan losses	$1,064	$2,486	$2,766	$1,099	$7,415
Loans Receivable [1]:
Loans individually evaluated for impairment	$—	$9,821	$3,226	$—	$13,047
Loans collectively evaluated for impairment[2]	24,322	124,910	101,631	16,036	266,899
Total loans receivable	$24,322	$134,731	$104,857	$16,036	$279,946

1
Loans receivable includes $37.7 million of U.S. government guaranteed loans as of December 31, 2016, of which $22.1 million are impaired. As of December 31, 2015, loans receivable includes $17.2 million of U.S. government guaranteed loans, of which $14.1 million are considered impaired.

2
Included in loans collectively evaluated for impairment are impaired loans with individual unguaranteed exposure of less than $100 thousand. As of December 31, 2016, these balances totaled $12.3 million, of which $10.0 million are guaranteed by the U.S. government and $2.3 million are unguaranteed. As of December 31, 2015, these balances totaled $8.6 million, of which $7.5 million are guaranteed by the U.S. government and $1.1 million are unguaranteed. The allowance for loan losses associated with these loans totaled $438 thousand and $352 thousand as of December 31, 2016 and December 31, 2015, respectively.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Loans classified as impaired as of the dates presented are summarized in the following tables.

December 31, 2016	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$111	$—	$111
Healthcare	7,923	5,453	2,470
Independent Pharmacies	3,514	2,495	1,019
Registered Investment Advisors	796	—	796
Veterinary Industry	2,882	2,199	683
Total	15,226	10,147	5,079
Construction & Development
Agriculture	300	233	67
Total	300	233	67
Commercial Real Estate
Death Care Management	1,768	1,264	504
Healthcare	4,044	2,985	1,059
Independent Pharmacies	528	—	528
Veterinary Industry	13,561	7,518	6,043
Total	19,901	11,767	8,134
Commercial Land
Agriculture	91	—	91
Total	91	—	91
Total	$35,518	$22,147	$13,371

December 31, 2015	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$4,442	$3,341	$1,101
Independent Pharmacies	1,546	637	909
Veterinary Industry	2,256	1,731	525
Total	8,244	5,709	2,535
Commercial Real Estate
Death Care Management	1,454	1,290	164
Healthcare	965	799	166
Veterinary Industry	11,003	6,349	4,654
Total	13,422	8,438	4,984
Total	$21,666	$14,147	$7,519

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table presents evaluated balances of loans classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan fees or costs.

	December 31, 2016
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Death Care Management	$8	$103	$111	$111	$1
Healthcare	7,259	664	7,923	8,120	778
Independent Pharmacies	3,184	330	3,514	3,610	327
Registered Investment Advisors	796	—	796	792	514
Veterinary Industry	2,754	128	2,882	3,369	106
Total	14,001	1,225	15,226	16,002	1,726
Construction & Development
Agriculture	300	—	300	311	13
Total	300	—	300	311	13
Commercial Real Estate
Death Care Management	1,580	188	1,768	1,904	34
Healthcare	3,514	530	4,044	4,042	47
Independent Pharmacies	528	—	528	529	284
Veterinary Industry	11,193	2,368	13,561	14,283	1,273
Total	16,815	3,086	19,901	20,758	1,638
Commercial Land
Agriculture	91	—	91	161	15
Total	91	—	91	161	15
Total Impaired Loans	$31,207	$4,311	$35,518	$37,232	$3,392

	December 31, 2015
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Healthcare	$4,242	$200	$4,442	$4,742	$478
Independent Pharmacies	1,199	347	1,546	2,041	287
Veterinary Industry	2,051	205	2,256	3,270	138
Total	7,492	752	8,244	10,053	903
Commercial Real Estate
Death Care Management	1,454	—	1,454	1,591	9
Healthcare	965	—	965	1,096	96
Veterinary Industry	9,265	1,738	11,003	11,856	1,106
Total	11,684	1,738	13,422	14,543	1,211
Total Impaired Loans	$19,176	$2,490	$21,666	$24,596	$2,114

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table presents the average recorded investment of impaired loans for each period presented and interest income recognized during the period in which the loans were considered impaired.

	December 31, 2016		December 31, 2015		December 31, 2014
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$112	$1	$—	$—	$—	$—
Healthcare	7,513	81	3,375	276	3,421	40
Independent Pharmacies	2,570	76	1,701	148	707	74
Registered Investment Advisors	817	22	—	—	—	—
Veterinary Industry	2,537	35	2,029	109	2,818	47
Total	13,549	215	7,105	533	6,946	161
Construction & Development
Agriculture	317	—	—	—	—	—
Total	317	—	—	—	—	—
Commercial Real Estate
Death Care Management	1,789	7	1,420	—	480	—
Healthcare	4,093	41	1,403	—	2,114	—
Independent Pharmacies	538	3	—	—	—	—
Veterinary Industry	13,554	336	10,870	556	12,458	313
Other Industries	—	—	—	—	76	—
Total	19,974	387	13,693	556	15,128	313
Commercial Land
Agriculture	294	—	—	—	—	—
Total	294	—	—	—	—	—
Total	$34,134	$602	$20,798	$1,089	$22,074	$474

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table represent the types of TDRs that were made during the periods presented:

	December 31, 2016			December 31, 2015			December 31, 2014
	All Restructurings			All Restructurings			All Restructurings
	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
Interest Only
Commercial & Industrial
Healthcare	—	$—	$—	3	$1,087	$1,087	—	$—	$—
Independent Pharmacies	—	—	—	—	—	—	1	143	143
Commercial Real Estate
Healthcare	—	—	—	1	94	94	—	—	—
Veterinary Industry	—	—	—	—	—	—	1	4	4
Total Interest Only	—	—	—	4	1,181	1,181	2	147	147
Extended Amortization
Commercial & Industrial
Independent Pharmacies	—	—	—	2	322	308	2	363	363
Total Extended Amortization	—	—	—	2	322	308	2	363	363
Payment Deferral
Commercial & Industrial
Veterinary Industry	1	420	420	—	—	—	3	1,558	1,558
Healthcare	1	440	440	—	—	—	—	—	—
Commercial Real Estate
Deathcare Management	—	—	—	—	—	—	1	1,719	1,719
Total Payment Deferral	2	860	860	—	—	—	4	3,277	3,277
Total	2	$860	$860	6	$1,503	$1,489	8	$3,787	$3,787
Concessions made to improve a loan’s performance have varying degrees of success. During the twelve months ended December 31, 2016, one TDR that was modified within the twelve months ended December 31, 2016 subsequently defaulted. This TDR was a commercial and industrial healthcare loan that was previously modified for payment deferral. There was no recorded investment for this TDR at December 31, 2016. No TDRs that were modified within the previous twelve months ending December 31, 2015 subsequently defaulted.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table presents loans that were modified as TDRs within the previous twelve months ending December 31, 2014, for which there was a payment default:

	December 31, 2014
	TDR Defaults
	Number of Restructurings	Recorded Investment
Interest Only
Commercial Real Estate:
Veterinary Industry	1	$4
Total Interest Only	1	4
Payment Deferral
Commercial and Industrial:
Veterinary Industry	3	1,558
Commercial Real Estate:
Death Care Management	1	1,719
Total Payment Deferral	4	3,277
Total	5	$3,281
Note 4. Servicing Assets
Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of loans serviced for others were $2.35 billion and $1.94 billion at December 31, 2016 and 2015, respectively.
The following summarizes the activity pertaining to servicing rights:

	2016	2015
Balance at beginning of period	$44,230	$34,999
Additions, net	16,584	15,549
Fair value changes:
Due to changes in valuation inputs or assumptions	(955)	(682)
Decay due to increases in principal paydowns or runoff	(7,865)	(5,636)
Balance at end of period	$51,994	$44,230
The fair value of servicing rights was determined using discount rates ranging from 8.70% to 13.90% on December 31, 2016, and 9.30% to 13.50% on December 31, 2015. The fair value of servicing rights was determined using prepayment speeds ranging from 2.40% to 9.80% on December 31, 2016 and 4.00% to 10.10% on December 31, 2015, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing revenue and revaluation within the consolidated statements of income.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 5. Premises, Equipment and Leases
Components of Premises and Equipment
Components of premises and equipment and total accumulated depreciation at December 31, 2016 and 2015 are as follows:

	2016	2015
Buildings	$21,713	$21,466
Land improvements	3,524	3,433
Furniture and equipment	9,735	9,050
Computers and software	444	419
Leasehold improvements	612	548
Land	3,749	3,749
Transportation	23,470	27,960
Deposits on fixed assets	10,320	742
Premises and equipment, total	73,567	67,367
Less accumulated depreciation	(8,906)	(4,714)
Premises and equipment, net of depreciation	$64,661	$62,653
Deposits on fixed assets consist primarily of construction in process on a new airplane hangar, preliminary costs related the Company's planned third building and parking deck at its headquarters campus and initial deposits on two new airplanes. Outstanding contract commitments for the two new airplane purchases are $21.5 million with the final purchase payments expected in the second quarter of 2017 and remaining hangar construction costs of $4.3 million are anticipated to be paid by the end of the second quarter of 2017. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 amounted to $4.2 million, $2.9 million and $2.2 million, respectively. Total capitalized interest of $132 thousand related to the Company's newly constructed second building at its headquarters campus was recorded for the year ending December 31, 2015.
Lease Obligations
Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2016 pertaining to Company premises and equipment, future minimum rent commitments under various operating leases are as follows:

Year	Amount
2017	$757
2018	683
2019	433
2020	153
2021	—
Total	$2,026
Certain leases contain renewal options for various additional terms after the expiration of the current lease term. Lease payments for the renewal period are not included in the future minimum lease table above.
The Company’s total rent expense related to the aforementioned leases for 2016, 2015, and 2014 was $632 thousand, $385 thousand and $373 thousand, respectively.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 6. Deposits
The types of deposits at December 31, 2016 and 2015 are:

	2016	2015
Noninterest-bearing deposits	$27,990	$21,502
Interest-bearing deposits:
Interest-bearing checking	27,402	7,937
Money market	489,978	367,573
Time deposits	939,706	407,776
Total	1,457,086	783,286
Total deposits	$1,485,076	$804,788
The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2016 and 2015 was approximately $253.7 million and $161.5 million, respectively. At December 31, 2016 the scheduled maturities of total time deposits are as follows:

Year	Amount
2017	$634,542
2018	181,186
2019	38,109
2020	60,942
2021	24,927
Total	$939,706
There were no pledged certificates of deposit as of December 31, 2016. As of December 31, 2015, a certificate of deposit with a carrying value of $250 thousand was pledged to secure uninsured trust assets.
Note 7. Borrowings
Total outstanding short and long term borrowings consisted of the following:

	December 31, 2016	December 31, 2015
Short term borrowings
On September 18, 2014, the Company entered into a revolving line of credit of $8.1 million with an unaffiliated commercial bank, with the first advance of $5 million on December 14, 2014. The note is unsecured and accrues interest at LIBOR plus 3.50% for a term of 36 months. Payments are interest only with all principal and accrued interest due on September 18, 2017. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. This line of credit was paid in full on July 30, 2015 and there is $8.1 million of available credit remaining at December 31, 2016.
	$—	$—
Total short term borrowings	$—	$—

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	December 31, 2016	December 31, 2015
Long term borrowings
On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive main campus for a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main facility location. Payments were interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments of $146 thousand began in October 2016 with all principal and accrued interest due on September 11, 2021. The construction line is fully disbursed and there was no remaining available credit on this construction line at December 31, 2016.
	$23,864	$24,000
On February 23, 2015, the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The interest rate at December 31, 2016 is 4.75%. The maturity date is October 5, 2019. The pledged collateral is classified in other assets with a fair value of $4.0 million at December 31, 2016. Underlying loans carry a risk grade of 3 and are current with no delinquencies.
	3,979	4,375
Total long term borrowings	$27,843	$28,375
The Company may purchase federal funds though secured and unsecured federal funds lines of credit with various correspondent banks, which totaled $26.5 million as of December 31, 2016 and 2015. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of December 31, 2016 or 2015.
The Company has entered into a repurchase agreement with a third party for up to $5 million as of December 31, 2016 and 2015. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of December 31, 2016 and 2015.
The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $281.3 million and $192.2 million as of December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the Company had approximately $142.7 million and $86.7 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of December 31, 2016 or 2015.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 8. Income Taxes
The components of income tax expense for the years ended December 31 are as follows:

	2016	2015	2014
Current income tax expense:
Federal	$6,487	$11,387	$2,836
State	1,244	1,472	460
Total current tax expense	7,731	12,859	3,296
Deferred income tax (benefit) expense:
Federal	(3,848)	992	3,521
State	(440)	(56)	571
Total deferred tax (benefit) expense	(4,288)	936	4,092
Income tax expense, as reported	$3,443	$13,795	$7,388
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
Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes for the years ended December 31, 2016 and 2015 and the five months ended December 31, 2014 (the period the Company was a taxable entity) as follows:

	2016	2015	2014
Income tax expense computed at the statutory rate	$6,023	$12,039	$3,391
Initial recording of deferred tax liability	—	—	3,252
State income tax, net of federal benefit	523	920	339
Nondeductible stock-based compensation expense	768	423	54
Other	525	413	352
Decrease in taxes due to investment tax credit	(4,396)	—	—
Total income tax expense	$3,443	$13,795	$7,388

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Components of deferred tax assets and liabilities are as follows:

	2016	2015	2014
Deferred tax assets:
Allowance for loan losses	$6,828	$2,780	$1,697
SBA guaranty reserve	171	121	273
Stock-based compensation expense	3,877	—	—
Accrued expenses	725	505	—
Other	1,224	613	412
Total deferred tax assets	12,825	4,019	2,382

Deferred tax liabilities:
Unguaranteed loan discount	4,644	4,083	3,144
Premises and equipment	7,193	3,952	2,461
Deferred loan fees and costs, net	1,321	892	869
Other	—	—	53
Total deferred tax liabilities	13,158	8,927	6,527
Net deferred tax liability	$333	$4,908	$4,145
The Company does not have any material uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2016, 2015 and 2014. The Company files a consolidated income tax return in the U.S. federal tax jurisdiction.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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
Recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2016	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$17,823	$—	$17,823	$—
Residential mortgage-backed securities	51,273	—	51,273	—
Mutual fund	1,960	—	1,960	—
Servicing assets[1]	51,994	—	—	51,994
Total assets at fair value	$123,050	$—	$71,056	$51,994

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2015	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$22,068	$—	$22,068	$—
Residential mortgage-backed securities	29,758	—	29,758	—
Mutual fund	1,936	—	1,936	—
Servicing assets[1]	44,230	—	—	44,230
Total assets at fair value	$97,992	$—	$53,762	$44,230
1See Note 4 for a rollforward of recurring Level 3 fair values for servicing assets.
Non-recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

December 31, 2016	Total	Level 1	Level 2	Level 3
Impaired loans	$27,815	$—	$—	$27,815
Foreclosed assets	1,648	—	—	1,648
Total assets at fair value	$29,463	$—	$—	$29,463

December 31, 2015	Total	Level 1	Level 2	Level 3
Impaired loans	$17,084	$—	$—	$17,084
Foreclosed assets	2,666	—	—	2,666
Total assets at fair value	$19,750	$—	$—	$19,750
Level 3 Analysis
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2016 and December 31, 2015 the significant unobservable inputs used in the fair value measurements were as follows:
December 31, 2016

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$27,815	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	0% to 25% Weighted average discount rate 5.28%
Foreclosed Assets	$1,648	Discounted appraisals	Appraisal adjustments (1)	10% to 35%
December 31, 2015

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$17,084	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 20% Weighted average discount rate 5.57%
Foreclosed Assets	$2,666	Discounted appraisals	Appraisal adjustments (1)	10% to 20%

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

December 31, 2016	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$238,008	$238,008	$—	$—	$238,008
Certificates of deposit with other banks	7,250	7,236	—	—	7,236
Investment securities, available-for-sale	71,056	—	71,056	—	71,056
Loans held for sale	394,278	—	—	426,220	426,220
Loans, net of allowance for loan losses	889,357	—	—	873,158	873,158
Servicing assets	51,994	—	—	51,994	51,994
Accrued interest receivable	7,520	7,520	—	—	7,520
Financial liabilities
Deposits	1,485,076	—	1,469,173	—	1,469,173
Accrued interest payable	319	319	—	—	319
Long term borrowings	27,843	—	—	29,559	29,559

December 31, 2015	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$102,607	$102,607	$—	$—	$102,607
Certificates of deposit with other banks	10,250	10,176	—	—	10,176
Investment securities, available-for-sale	53,762	—	53,762	—	53,762
Loans held for sale	480,619	—	—	497,868	497,868
Loans, net of allowance for loan losses	272,554	—	—	268,816	268,816
Servicing assets	44,230	—	—	44,230	44,230
Accrued interest receivable	5,556	5,556	—	—	5,556
Financial liabilities
Deposits	804,788	—	792,820	—	792,820
Accrued interest payable	211	211	—	—	211
Long term borrowings	28,375	—	—	30,523	30,523
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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

	December 31, 2016	December 31, 2015
Commitments to extend credit	$1,342,271	$737,572
Standby letters of credit	343	—
Airplane purchase agreement commitments	21,500	—
Total unfunded off-balance sheet credit risk	$1,364,114	$737,572
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
As of December 31, 2016 and 2015, the Company had commitments for on-balance sheet instruments in the amount of $4.9 million and $1.9 million, respectively.
Concentrations of Credit Risk
Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained exposure exceeds $5.0 million, except for six relationships that have a retained unguaranteed exposure of $57.5 million of which $53.3 million of the unguaranteed exposure has been disbursed.
The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.
Note 11. Benefit Plans
Defined Contribution Plan
The Company maintains an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who are at least 21 years of age and have completed one month of service. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Company makes certain matching contributions and may make additional contributions at the discretion of the board of directors. Company expense relating to the plan for the years ended December 31, 2016, 2015, and 2014 amounted to $2.0 million, $1.4 million and $867 thousand, respectively.
Flexible Benefits Plan
The Company maintains a Flexible Benefits Plan which covers substantially all employees. Participants may set aside pre-tax dollars to provide for future expenses such as dependent care.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan (2014 ESPP) on October 8, 2014. On May 24, 2016, the 2014 ESPP was amended and the Amended and Restated Employee Stock Purchase Plan became effective (ESPP), within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under this plan, eligible employees are able to purchase available shares with post-tax dollars as of the grant date. In order for employees to be eligible to participate in this plan they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand in fair market value per employee per calendar year. Options to purchase shares under the ESPP are granted at a 15% discount to fair market value. Expense recognized in relation to the ESPP was $58 thousand in fiscal 2014. There were no ESPP purchases during 2015 or 2016.
Stock Option Plans
In 2008, the Company adopted both an Incentive Stock Option (ISO) Plan and a Non-Qualified Stock Option (NQSO) Plan. Options granted under both plans expire no more than ten years from date of grant. Exercise prices under both plans are set by the board of directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Options vest over three to seven year periods from the date of the grant for both plans.
On March 20, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan which replaced the previously existing Amended Incentive Stock Option Plan and Nonstatutory Stock Option Plan. Subsequently on May 24, 2016, the 2015 Omnibus Stock Incentive Plan (the "Plan") was amended and restated to authorize awards covering a maximum of 7,000,000 common voting shares and has an expiration date of March 20, 2025. Options or restricted shares granted under the the Plan) expire no more than 10 years from date of grant. Exercise prices under the Plan are set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Options or restricted shares vest over a minimum of three years from the date of the grant.
Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the years ended December 31, 2016, 2015, and 2014 the Company recognized $2.3 million, $1.3 million, and $272 thousand in compensation expense for stock options, respectively.
Stock option activity under the Plan during the year ended December 31, 2016 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,546,992	$11.17
Exercised	63,958	6.28
Forfeited	174,813	8.88
Granted	169,987	14.02
Outstanding at December 31, 2016	3,478,208	$11.51	8.05 years	$24,499,270
Exercisable at December 31, 2016	462,108	$9.72	7.67 years	$4,080,746

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following is a summary of non-vested stock option activity for the Company for the years ended December 31, 2016, 2015, and 2014.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	91,750	$0.45
Granted	1,878,020	1.13
Vested	91,750	0.44
Forfeited	173,790	0.58
Non-vested at December 31, 2014	1,704,230	1.18
Granted	2,088,316	6.81
Vested	173,180	0.88
Forfeited	225,925	2.66
Non-vested at December 31, 2015	3,393,441	4.56
Granted	169,987	6.58
Vested	372,515	4.41
Forfeited	174,813	3.06
Non-vested at December 31, 2016	3,016,100	$4.78
The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $590 thousand, $445 thousand, and $771 thousand, respectively.
At December 31, 2016, unrecognized compensation costs relating to stock options amounted to $12.5 million which will be recognized over a weighted average period of 3.29 years.
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
Weighted average assumptions used for options granted during the the years ended December 31, 2016, 2015, and 2014 were as follows:

	2016	2015	2014
Risk free rate	1.56%	1.95%	2.27%
Dividend yield	0.05%	1.00%	5.18%
Volatility	44.20%	43.53%	29.70%
Average life (in years)	7	4-7	4-7
Restricted Stock Plan
In 2010, the Company adopted a Restricted Stock Plan. Under this plan, a total of 1,350,000 shares of Common Stock were available for issuance to eligible employees. Restricted stock grants vest in equal installments over a two to four year period from the date of the grant. No restricted shares were granted in 2014. During 2015, 65,122 restricted shares at a weighted average grant date fair value of $16.10 per share were granted under the 2015 Omnibus Stock Incentive Plan which replaced the previously existing Restricted Stock Plan. During 2016, 2,962,486 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $9.76 per share, of which 2,872,000 restricted stock units had market price conditions or non-market-related performance criteria restrictions.

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
Market RSUs also have a restriction based on the passage of time and non-market-related performance criteria, but also have a restriction based on market price criteria related to the Company’s share price closing at or above $34.00 per share for at least twenty (20) consecutive trading days at any time prior to the expiration date of the grants. The amount of Market RSUs earned will not exceed 100% of the Market RSUs awarded. The fair value of the Market RSUs and the implied service period is calculated using the Monte Carlo Simulation method.
The following is a summary of non-vested RSU stock activity for the Company for the year ended December 31, 2016.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	64,271	$16.17
Granted	597,986	15.61
Vested(1)	524,245	15.86
Forfeited	3,043	13.06
Non-vested at December 31, 2016	134,969	$14.96
(1)    Of the 524,245 total RSUs vested during 2016, 507,500 RSUs were not issued until January 31, 2017.
For the years ended December 31, 2016, 2015, and 2014 the Company recognized $8.5 million, $148 thousand, and $143 thousand in compensation expense for RSUs, respectively.
At December 31, 2016, unrecognized compensation costs relating to RSUs amounted to $1.7 million which will be recognized over a weighted average period of 4.42 years.
The following is a summary of non-vested Market RSU stock activity for the Company for the year ended December 31, 2016.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	—	$—
Granted	2,364,500	8.28
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2016	2,364,500	$8.28
The compensation expense for Market RSUs is measured based on their grant date fair value as calculated using the Monte Carlo Simulation and is recognized on a straight-line basis over the average vesting period. The Monte Carlo Simulation used 100,000 simulation paths to assess the expected date of achieving the market price criteria.
Related to the 850,000 Market RSUs granted on May 24, 2016, the share price simulation was based on the Cox, Ross & Rubinstein option pricing methodology for a period of 6.83 years. The implied term of the restricted stock was 4.2 years. The Monte Carlo Simulation used various assumptions that include a risk free rate of return of 1.68%, expected volatility of 30.00% and a dividend yield of 0.25%.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Related to the 1,514,500 Market RSUs granted on November 30, 2016, the share price simulation was based on the Cox, Ross & Rubinstein option pricing methodology for a period of 7.0 years. The implied term of the restricted stock was 4.2 years. The Monte Carlo Simulation used various assumptions that include a risk free rate of return of 2.12%, expected volatility of 30.00% and a dividend yield of 0.46%.
For the year ended December 31, 2016, the Company recognized $1.2 million in compensation expense for Market RSUs. The Company's Market RSUs have an effective grant date of May 24, 2016 and November 30, 2016.
At December 31, 2016, unrecognized compensation costs relating to Market RSUs amounted to $18.4 million which will be recognized over a weighted average period of 4.55 years.
Employee/Outside Director Bonus Plan
In 2014, the Company adopted a Bonus Plan whereby eligible employees and outside directors were qualified to receive quarterly and annual bonus payments based on each individual’s base pay/annual director fees and the profitability of the Company. In 2016, the Company approved a revised Incentive Compensation Plan and the payout criteria was adjusted for exceeding thresholds based on certain performance metrics and the profitability of the Company and applied to full-time employees only. Total expenses related to the bonus plan for employees were $2.9 million, $3.2 million , and $2.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. Total expenses related to the bonus plan for outside directors were $14 thousand and $12 thousand for the years ended December 31, 2015 and 2014, respectively. For 2016, this plan no longer applied to outside directors.
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
The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of December 31, 2016 and 2015 that the Company and the Bank meet all capital adequacy requirements to which they are subject.
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
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
As of December 31, 2016 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Capital amounts and ratios as of December 31, 2016 and 2015, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2016
Common Equity Tier 1
(to Risk-Weighted Assets)	$206,670	15.31%	$60,732	4.50%	$87,724	6.50%
Total Capital
(to Risk-Weighted Assets)	$223,559	16.56%	$107,968	8.00%	$134,960	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$206,670	15.31%	$80,976	6.00%	$107,968	8.00%
Tier 1 Capital
(to Average Assets)	$206,670	12.00%	$68,919	4.00%	$86,149	5.00%
Bank - December 31, 2016
Common Equity Tier 1
(to Risk-Weighted Assets)	$139,078	10.68%	$58,579	4.50%	$84,615	6.50%
Total Capital
(to Risk-Weighted Assets)	$155,423	11.94%	$104,141	8.00%	$130,177	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$139,078	10.68%	$78,106	6.00%	$104,141	8.00%
Tier 1 Capital
(to Average Assets)	$139,078	8.41%	$66,142	4.00%	$82,678	5.00%
Consolidated - December 31, 2015
Common Equity Tier 1
(to Risk-Weighted Assets)	$191,366	23.22%	$37,087	4.50%	$53,570	6.50%
Total Capital
(to Risk-Weighted Assets)	$198,781	24.12%	$65,933	8.00%	$82,416	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$191,366	23.22%	$49,450	6.00%	$65,933	8.00%
Tier 1 Capital
(to Average Assets)	$191,366	18.36%	$41,702	4.00%	$52,128	5.00%
Bank - December 31, 2015
Common Equity Tier 1
(to Risk-Weighted Assets)	$96,056	12.28%	$35,207	4.50%	$50,855	6.50%
Total Capital
(to Risk-Weighted Assets)	$103,471	13.23%	$62,591	8.00%	$78,238	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$96,056	12.28%	$46,943	6.00%	$62,591	8.00%
Tier 1 Capital
(to Average Assets)	$96,056	9.75%	$39,398	4.00%	$49,248	5.00%

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 13. Transactions with Related Parties
The Company has entered into transactions with its directors, officers, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal risk or present other unfavorable features.
There were no related party loans at December 31, 2016 and 2015.
Deposits from related parties held by the Company at December 31, 2016 and 2015 amounted to $24.4 million and $19.8 million, respectively.
During the years ended December 31, 2016 and 2015, the Company invested $75 thousand and $50 thousand, respectively, in Plexus Funds II and III, L.P. which is included in other assets in the consolidated balance sheets at December 31, 2016 and 2015 with a balance of $1 million. In May 2016, the Company committed to invest $2.5 million in Plexus Fund IV-C, L.P. which is included in other assets in the consolidated balance sheet at December 31, 2016, with $188 thousand of the commitment invested during 2016. A member of the Company’s board of directors is also a member of Plexus Capital, the administrator of Plexus Funds II, III and IV, L.P.
During the years ended December 31, 2016 and 2015, the Company invested $1.0 million and $500 thousand, respectively, in DefenseStorm, Inc. ("DefenseStorm"), which is included in other assets in the consolidated balance sheets at December 31, 2016 and 2015 with a balance of $1.5 million and $500 thousand at December 31, 2016 and 2015, respectively. The Company holds voting and non-voting equity in DefenseStorm which is accounted for as a cost method investment. DefenseStorm provides a broad range of IT and cyber security solutions principally designed for financial institutions. As of December 31, 2016, the Company held approximately 8.9% of DefenseStorm on a fully diluted basis in the form of both voting and non-voting common equity, including approximately 4.6% voting control. Directors and officers of the Company and their affiliates collectively own approximately 12.4% of DefenseStorm on a fully diluted basis as of December 31, 2016. During 2016, the Company had business transactions with DefenseStorm amounting to $47 thousand, for cyber security event monitoring services.
During 2016, the Company invested $2.8 million in Finxact LLC ("Finxact"), a developer of core processing software and services for the banking industry, which is included in other assets in the consolidated balance sheet. At December 31, 2016, the Company holds approximately 18.8% of Finxact on a fully diluted basis in the form of both voting and non-voting equity, including approximately 14.1% voting control. This investment is accounted for as an equity method investment due to the Company's ability to exercise significant influence over financial and operating policies of Finxact. Certain officers and directors of the Company collectively own approximately 7.5% of Finxact on a fully diluted basis in the form of non-voting equity at December 31, 2016.
In January 2012, the Company formed nCino to further develop and sell cloud-based banking software that was initially built off of the Force.com platform and transformed into a bank operating system used to streamline the lending process at the Bank. In January 2013, the investment in nCino was deconsolidated and subsequently accounted for under the equity method. In June 2014, the Company divested its investment in nCino in the form of a dividend to shareholders with a subsequent investment of $6.1 million later in 2014. During 2015, the Company sold its remaining investment in nCino resulting in no ownership as of December 31, 2015 and December 31, 2016. Certain directors, officers and their affiliates collectively own approximately 20.8% and 23.6% of nCino's outstanding common stock on a fully diluted basis as of December 31, 2016 and 2015, respectively. In addition, the Company's Chief Executive Officer continues to serve as a member of the board of directors of nCino. During 2016, 2015 and 2014, the Company had business transactions with nCino amounting to $1.0 million, $1.5 million, and $1.6 million, respectively, for services purchased related to the Bank’s loan technology-based platform.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 14. Parent Company Only Financial Statements
The following balance sheets, statements of income and statements of cash flows for Live Oak Bancshares, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.
Balance Sheets

	2016	2015
Assets
Cash and cash equivalents	$14,029	$74,991
Investment in subsidiaries	174,957	108,242
Premises & equipment, net	30,290	31,320
Other assets	32,391	14,549
Total assets	$251,667	$229,102

Liabilities and Shareholders' Equity
Long term borrowings	$27,843	$28,375
Other liabilities	977	1,239
Total liabilities	28,820	29,614

Shareholders' equity:
Common stock	199,981	187,507
Retained earnings	23,518	12,140
Accumulated other comprehensive loss	(652)	(192)
Total shareholders' equity attributed to Live Oak Bancshares, Inc.	222,847	199,455
Noncontrolling interest	—	33
Total equity	222,847	199,488
Total liabilities & shareholders' equity	$251,667	$229,102

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Statements of Income

	2016	2015	2014
Interest income	$50	$70	$49
Interest expense	964	1,156	864
Net interest loss	(914)	(1,086)	(815)
Noninterest income:
Dividends from banking subsidiary	—	4,205	10,368
Equity in loss of non-consolidated affiliates	—	—	(2,221)
Gain on sale of investment in non-consolidated affiliate	—	3,782	—
Other noninterest income	2,041	1,360	260
Total noninterest income	2,041	9,347	8,407
Noninterest expense:
Salaries and employee benefits	12,785	2,592	5,028
Professional services expense	675	812	2,323
Renewable energy tax credit investment impairment	3,197	—	—
Other expense	2,076	1,719	643
Total noninterest expense	18,733	5,123	7,994
Net (loss) income before equity in undistributed income of subsidiaries	(17,606)	3,138	(402)
Income tax benefit	(10,065)	(41)	(755)
Net (loss) income	(7,541)	3,179	353
Equity in undistributed income of subsidiaries in excess of dividends from subsidiaries	21,305	17,422	9,695
Net income	13,764	20,601	10,048
Net loss attributable to noncontrolling interest	9	24	—
Net income attributable to Live Oak Bancshares, Inc.	$13,773	$20,625	$10,048

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Statements of Cash Flows

	2016	2015	2014
Cash flows from operating activities
Net income	$13,764	$20,601	$10,048
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net income of subsidiaries in excess of dividends of subsidiaries	(21,305)	(17,422)	(9,695)
Depreciation	1,173	739	112
Deferred income tax	(2,695)	582	(305)
Equity in loss of non-consolidated affiliates	—	—	2,221
Renewable energy tax credit investment impairment	3,197	—	—
Stock option based compensation expense	2,349	1,277	272
Restricted stock expense	9,724	148	143
Stock grants	—	—	2,992
Gain on sale of investment in non-consolidated affiliate	—	(3,782)	—
Net change in other assets	(17,930)	(8,785)	(6,899)
Net change in other liabilities	(358)	1,422	1,656
Net cash (used in) provided by operating activities	(12,081)	(5,220)	545
Cash flows from investing activities
Capital investment in subsidiaries	(45,870)	(28,250)	(950)
Capital investment in non-consolidated affiliates	—	—	(6,614)
Proceeds from sale of investment in non-consolidated affiliate	—	9,896	—
Capital contribution from non-controlling interest	—	22	—
Purchases of premises and equipment	(143)	(11,397)	(20,339)
Net cash used in investing activities	(46,013)	(29,729)	(27,903)
Cash flows from financing activities
Proceeds from borrowings	—	12,960	35,224
Repayments of borrowings	(532)	(26,609)	(571)
Stock option exercises	401	239	177
Sale of common stock, net	—	87,171	75,235
Shareholder dividend distributions	(2,737)	(2,732)	(43,848)
Net cash (used in) provided by financing activities	(2,868)	71,029	66,217
Net change in cash and cash equivalents	(60,962)	36,080	38,859
Cash and cash equivalents at beginning of year	74,991	38,911	52
Cash and cash equivalents at end of year	$14,029	$74,991	$38,911

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 15. Subsequent Events
Management has evaluated subsequent events through the date the financial statements were available to be issued and determined that the following events required disclosure:
Acquisitions
On February 1, 2017, the Company completed its acquisition of Reltco Inc. and National Assurance Title, Inc. (collectively referred to as "Reltco"), two nationwide title agencies under common control based in Tampa, Florida. The acquisition continues the Company's growth strategy, including vertically integrating with complementary services to deliver a high quality customer experience with speed.
On the acquisition date, Reltco had assets with a net book value of approximately $129 thousand. The acquisition was valued at approximately $15.8 million and resulted in the Company paying $7.7 million in cash and issuing 27,724 shares of its common stock at closing in addition to an earn-out of up to 184,012 shares of its stock and $3.8 million in cash, in exchange for all of the outstanding shares of Reltco. This earn-out is earned proportionally based on the ratio of the new subsidiary's actual future aggregate net income after tax divided by a target net income after tax of approximately $6.0 million over the four year earn-out period.
The merger will be accounted for in accordance with the acquisition method of accounting. Preliminary fair values for all assets and liabilities are not reported herein as the Company is undertaking a comprehensive review and determination of the fair values of the assets and liabilities of Reltco to ensure they conform to the measurement and reporting requirements set forth in the accounting for business combinations and fair value measurements guidance. Determining the fair value of assets and liabilities, especially intangible relationships and contingent earn-outs, are complex analyses that involve significant judgment regarding estimates and assumptions. Accordingly, the initial acquisition accounting for the merger is still in process.
Goodwill in this transaction is expected to be deductible for income tax purposes.
The Company incurred merger expenses of $115 thousand related to the Reltco acquisition for the year ended December 31, 2016 and $513 thousand subsequent to year end.
The following pro forma financial information for the year ended December 31, 2016 reflects the Company's estimated consolidated pro forma results of operations as if the Reltco acquisition occurred on January 1, 2016:

Revenue (net interest income and noninterest income)	$148,284
Net income available to common stockholders	14,730
Basic earnings per share	0.43
Diluted earnings per share	0.42
Market RSU Grants
On January 31, 2017, the Company granted 100,734 Market RSU's to employees in strategic leadership roles. The Company's intent with this grant was to replace future profit sharing eligibility for these employees with equity grants to better align long term goals and enhance retention. These Market RSUs have restrictions based on passage of time, non-market-related performance criteria and on market price criteria related to the Company’s share price closing at or above $38.00 per share for at least twenty (20) consecutive trading days at any time prior to January 31, 2024. Using the Monte Carlo Simulation, the grant date fair value of these grants was $11.38 per share and the implied term was 4.1 years. Unrecognized compensation expense related to these grants is $1.1 million to be recognized evenly over the 4.1 year implied term. The Monte Carlo Simulation used various assumptions that include a risk free rate of return of 2.28%, expected volatility of 30.00% and a dividend yield of 0.39% and the share price simulation was based on the Cox, Ross & Rubinstein option pricing methodology for a period of 7.0 years.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective as of the end of the period covered by this report.
Management's Report on Internal Control over Financial Reporting
As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.
Dixon Hughes Goodman LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part II, Item 8. Financial Statements and Supplementary Data under the heading "Report of Independent Registered Public Accounting Firm." This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by Item 10 will be included in LOB’s definitive proxy statement for the 2017 Annual Meeting of Shareholders (the “Proxy Statement”), under the headings “Proposal 1: Election of Directors,” “Qualification of Directors,” “Executive Officers,” “Report of the Audit and Risk Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2016 fiscal year.

Item 11.	EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the Proxy Statement under the headings “Executive Compensation and Other Matters” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by Item 12 will be included in the Proxy Statement under the headings “Beneficial Ownership of Our Common Stock” and “Executive Compensation and Other Matters - Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the Corporate Governance section of the Proxy Statement under the headings “Director Independence,” "Director Relationships,” “Indebtedness of and Transactions with Management,” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be included in the Proxy Statement under the heading “Proposal 2: Ratification of Independent Auditors” and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.
Financial Statements
Quarterly Financial Information
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements
(a)(3) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Live Oak Bancshares, Inc.
(Registrant)

Date: March 9, 2017	By:	/s/ James S. Mahan III
James S. Mahan III
Chairman and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date
/s/ James S. Mahan III
James S. Mahan III	March 9, 2017
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ S. Brett Caines
S. Brett Caines	March 9, 2017
Chief Financial Officer
(Principal Financial Officer)

/s/ J. Wesley Sutherland
J. Wesley Sutherland	March 9, 2017
Chief Accounting Officer
(Principal Accounting Officer)

/s/ William L. Williams III
William L. Williams III	March 9, 2017
Vice Chairman of the Board of Directors

/s/ William H. Cameron
William H. Cameron	March 9, 2017
Director

/s/ Diane B. Glossman
Diane B. Glossman	March 9, 2017
Director

/s/ Glen F. Hoffsis
Glen F. Hoffsis	March 9, 2017
Director

/s/ Donald W. Jackson
Donald W. Jackson	March 9, 2017
Director

/s/ Howard K. Landis
Howard K. Landis	March 9, 2017
Director

/s/ David G. Lucht
David G. Lucht	March 9, 2017
Director

/s/ Miltom E. Petty
Miltom E. Petty	March 9, 2017
Director

/s/ Jerald L. Pullins
Jerald L. Pullins	March 9, 2017
Director

/s/ Neil L. Underwood
Neil L. Underwood	March 9, 2017
Director

INDEX TO EXHIBITS
The following exhibits are incorporated by reference or filed herewith. References to the "2015 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

10.1	2008 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the registration statement on Form S-1, filed on June 19, 2015)
10.2	2008 Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-1, filed on June 19, 2015)
10.3	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the registration statement on Form S-1, filed on June 19, 2015)
10.4.1	2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registration statement on Form S-1 filed on June 19, 2015)
10.4.2	Amendment to 2015 Omnibus Stock Incentive Plan dated December 17, 2015 (incorporated by reference to Exhibit 10.4.2 of the 2015 10-K)
10.4.3	2015 Omnibus Stock Incentive Plan as Amended and Restated effective May 24, 2016 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 27, 2016)
10.5
Tax Sharing Agreement, effective as of February 6, 2012, between Live Oak Bancshares, Inc. and
Live Oak Banking Company (incorporated by reference to Exhibit 10.6 of the registration statement on Form S-1 filed on June 19, 2015)

10.6.1
Securities Purchase Agreement, dated May 28, 2014 between Live Oak Bancshares, Inc. and Wellington purchasers (incorporated by reference to Exhibit 10.7 of the registration statement on Form S-1 filed on June 19, 2015)

10.6.2
First Amendment to Securities Purchase Agreement, dated July 31, 2014 between Live Oak Bancshares, Inc. and Wellington purchasers (incorporated by reference to Exhibit 10.8 of the registration statement on Form S-1 filed on June 19, 2015)

10.6.3
Second Amendment to Securities Purchase Agreement, dated August 1, 2014 between Live Oak Bancshares, Inc. and Wellington purchasers (incorporated by reference to Exhibit 10.9 of the registration statement on Form S-1 filed on June 19, 2015)

10.7.1
Software Service Agreement between Live Oak Banking Company and nCino, LLC, dated November 1, 2012 (incorporated by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 19, 2015)

10.7.2	Amendment to Software Service Agreement dated October 9, 2015, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.7.2 of the 2015 10-K)
10.8.1	Form of Stock Option Award Agreement for executive officers under the 2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the 2015 10-K)
10.8.2	Performance RSU Award Agreement for Neil L. Underwood (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed on March 25, 2016)
10.8.3	Performance RSU Award Agreement with Stock Price Condition for Neil L. Underwood (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed on March 25, 2016)
10.8.4
Form of Performance RSU Award Agreement with Stock Price Condition for certain executive officers (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed on December 2, 2016)

10.8.5
Form of Performance RSU Award Agreement with Stock Price Condition for certain executive officers (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed on February 2, 2017)

10.8.6	Form of RSU Award Agreement for non-employee directors*
21.1	Subsidiaries of the Registrant*
23.1	Consent of the Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP*

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.*

*	Indicates a document being filed with this Form 10-K.

**
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.