Form 10-Q
period 2017-03-31
Live Oak Bancshares, Inc.
filed 2017-05-08
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 5, 2017, there were 29,883,600 shares of the registrant’s voting common stock outstanding and 4,723,530 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Live Oak Bancshares, Inc.
Consolidated Balance Sheets
As of March 31, 2017 (unaudited) and December 31, 2016*
(Dollars in thousands)

	March 31, 2017	December 31, 2016*
Assets
Cash and due from banks	$158,887	$238,008
Certificates of deposit with other banks	6,000	7,250
Investment securities available-for-sale	68,630	71,056
Loans held for sale	512,501	394,278
Loans and leases held for investment	999,270	907,566
Allowance for loan and lease losses	(18,195)	(18,209)
Net loans and leases	981,075	889,357
Premises and equipment, net	101,398	64,661
Foreclosed assets	1,706	1,648
Servicing assets	53,584	51,994
Other assets	48,344	37,009
Total assets	$1,932,125	$1,755,261
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$38,029	$27,990
Interest-bearing	1,601,114	1,457,086
Total deposits	1,639,143	1,485,076
Short term borrowings	13,100	—
Long term borrowings	27,473	27,843
Other liabilities	26,220	19,495
Total liabilities	1,705,936	1,532,414
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 29,877,289 and 29,530,072 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	147,933	149,966
Class B common stock, no par value, 10,000,000 shares authorized, 4,723,530 shares issued and outstanding at March 31, 2017 and December 31, 2016	50,015	50,015
Retained earnings	28,938	23,518
Accumulated other comprehensive income (loss)	(697)	(652)
Total equity	226,189	222,847
Total liabilities and shareholders’ equity	$1,932,125	$1,755,261
*    Derived from audited consolidated financial statements.
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Income
For the three months ended March 31, 2017 and 2016 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest income
Loans and fees on loans	$19,754	$11,005
Investment securities, taxable	323	251
Other interest earning assets	342	138
Total interest income	20,419	11,394
Interest expense
Deposits	4,543	2,444
Borrowings	235	241
Total interest expense	4,778	2,685
Net interest income	15,641	8,709
Provision for loan and lease losses	1,499	1,433
Net interest income after provision for loan and lease losses	14,142	7,276
Noninterest income
Loan servicing revenue	5,923	4,784
Loan servicing asset revaluation	(2,009)	(26)
Net gains on sales of loans	18,952	16,425
Construction supervision fee income	429	630
Title insurance income	1,438	—
Other noninterest income	1,020	619
Total noninterest income	25,753	22,432
Noninterest expense
Salaries and employee benefits	18,682	12,993
Travel expense	1,598	1,846
Professional services expense	1,736	528
Advertising and marketing expense	1,485	963
Occupancy expense	1,195	1,193
Data processing expense	1,696	1,208
Equipment expense	1,074	551
Other loan origination and maintenance expense	1,005	574
FDIC insurance	726	148
Other expense	3,788	1,707
Total noninterest expense	32,985	21,711
Income before taxes	6,910	7,997
Income tax expense	798	3,314
Net income	6,112	4,683
Net loss attributable to noncontrolling interest	—	8
Net income attributable to Live Oak Bancshares, Inc.	$6,112	$4,691
Basic earnings per share	$0.18	$0.14
Diluted earnings per share	$0.17	$0.13
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$6,112	$4,683
Other comprehensive (loss) income before tax:
Net unrealized (loss) gain on investment securities arising during the period	(73)	389
Reclassification adjustment for (gain) loss on sale of securities available-for-sale included in net income	—	—
Other comprehensive (loss) income before tax	(73)	389
Income tax benefit (expense)	28	(150)
Other comprehensive (loss) income, net of tax	(45)	239
Total comprehensive income	$6,067	$4,922
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Common stock			Retained earnings	Accumulated other comprehensive income (loss)	Non- controlling interest	Total equity
	Shares
	Class A	Class B	Amount
Balance at December 31, 2015	29,449,369	4,723,530	$187,507	$12,140	$(192)	$33	$199,488
Net income (loss)	—	—	—	4,691	—	(8)	4,683
Other comprehensive income	—	—	—	—	239	—	239
Issuance of restricted stock	2,776	—	—	—	—	—	—
Stock option exercises	8,203	—	48	—	—	—	48
Stock option based compensation expense	—	—	592	—	—	—	592
Restricted stock expense	—	—	67	—	—	—	67
Dividends (distributions to shareholders)	—	—	—	(684)	—	—	(684)
Balance at March 31, 2016	29,460,348	4,723,530	$188,214	$16,147	$47	$25	$204,433
Balance at December 31, 2016	29,530,072	4,723,530	$199,981	$23,518	$(652)	$—	$222,847
Net income	—	—	—	6,112	—	—	6,112
Other comprehensive loss	—	—	—	—	(45)	—	(45)
Issuance of restricted stock	273,946	—	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(4,828)	—	—	—	(4,828)
Employee stock purchase program	12,411	—	241	—	—	—	241
Stock option exercises	33,136	—	186	—	—	—	186
Stock option based compensation expense	—	—	456	—	—	—	456
Restricted stock expense	—	—	1,347	—	—	—	1,347
Stock issued in acquisition of Reltco, Inc.	27,724	—	565	—	—	—	565
Dividends (distributions to shareholders)	—	—	—	(692)	—	—	(692)
Balance at March 31, 2017	29,877,289	4,723,530	$197,948	$28,938	$(697)	$—	$226,189
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$6,112	$4,683
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,708	1,065
Provision for loan losses	1,499	1,433
Amortization of premium on securities, net of accretion	110	30
Amortization (accretion) of discount on unguaranteed loans, net	1,155	146
Deferred tax expense	2,046	739
Originations of loans held for sale	(329,990)	(256,077)
Proceeds from sales of loans held for sale	227,667	172,638
Net gains on sale of loans held for sale	(18,952)	(16,425)
Net increase in servicing assets	(1,590)	(3,147)
Net loss on disposal of premises and equipment	213	—
Stock option based compensation expense	456	592
Restricted stock expense	1,347	67
Stock based compensation expense excess tax benefits	874	—
Business combination contingent consideration fair value adjustment	200	—
Changes in assets and liabilities:
Other assets	1,399	516
Other liabilities	(1,951)	(146)
Net cash used by operating activities	(107,697)	(93,886)
Cash flows from investing activities
Purchases of securities available-for-sale	(19)	(2,443)
Proceeds from sales, maturities, calls, and principal paydowns of securities available-for-sale	2,262	890
Proceeds from sale/collection of foreclosed assets	—	52
Business combination, net of cash acquired	(7,583)	—
Maturities of certificates of deposit with other banks	1,250	1,250
Loan and lease originations and principal collections, net	(91,378)	8,742
Purchases of premises and equipment, net	(37,660)	(251)
Net cash (used in) provided by investing activities	(133,128)	8,240
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
For the three months ended March 31, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities
Net increase in deposits	154,067	210,677
Repayment of long term borrowings	(370)	(104)
Proceeds from short term borrowings	13,100	—
Stock option exercises	186	48
Employee stock purchase program	241	—
Withholding cash issued in lieu of restricted stock	(4,828)	—
Shareholder dividend distributions	(692)	(1,026)
Net cash provided by financing activities	161,704	209,595
Net (decrease) increase in cash and cash equivalents	(79,121)	123,949
Cash and cash equivalents, beginning	238,008	102,607
Cash and cash equivalents, ending	$158,887	$226,556

Supplemental disclosure of cash flow information
Interest paid	$4,836	$2,690
Income tax	2,828	2,181

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding (losses) gains on available-for-sale securities, net of taxes	$(45)	$239
Transfers from loans to foreclosed real estate and other repossessions	58	406
Transfer of loans held for sale to loans held for investment	3,656	13,763
Transfer of loans held for investment to loans held for sale	1,642	752
Business combination:
Assets acquired (excluding goodwill)	5,766	—
Liabilities assumed	4,681	—
Purchase price	8,250	—
Goodwill recorded	7,165	—
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 1. Basis of Presentation
Nature of Operations
Live Oak Bancshares, Inc. (the “Company” or “LOB”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was organized and incorporated under the laws of the State of North Carolina on February 25, 2008 and commenced operations on May 12, 2008. The Bank specializes in providing lending services to small businesses nationwide in targeted industries. The Bank identifies and grows within credit-worthy industries through expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) Loan Program and to a lesser extent by the U.S. Department of Agriculture ("USDA") Rural Energy for America Program ("REAP") and Business & Industry ("B&I") loan programs. On July 28, 2015 the Company completed its initial public offering. In 2010, the Bank formed Live Oak Number One, Inc., a wholly-owned subsidiary, to hold properties foreclosed on by the Bank.
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
On February 1, 2017, the Company completed its acquisition of Reltco Inc. and National Assurance Title, Inc. (collectively referred to as "Reltco"), two nationwide title agencies under common control based in Tampa, Florida. See Note 4. Business Combination for a further discussion of this transaction.
The Company earns revenue primarily from the sale of SBA and USDA-guaranteed loans and net interest income. Income from the sale of loans is comprised of net gains on the sale of loans, revenues on the servicing of sold loans and valuation of loan servicing rights. Offsetting these revenues are the cost of funding sources, provision for loan and lease losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017. The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities Exchange Commission on March 9, 2017 (SEC File No. 001-37497) (the "2016 Annual Report"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2016 Annual Report. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's 2016 Annual Report.
The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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
Change in Accounting Estimate
During 2017, the Company assessed its estimate of the useful lives of the Company’s aircraft transportation. The Company revised its original useful life estimate of 20 years and currently estimates that its aircraft transportation will have a useful life of 10 years. The effects of reflecting this change in accounting estimate on the 2017 consolidated financial statements are as follows:

March 31, 2017
Decrease in:
Net income	$288
Basic EPS	$0.01
Diluted EPS	$0.01
Reclassifications
Certain reclassifications have been made to the prior period’s consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.
Note 2. Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions for items including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective and adopted by the Company on January 1, 2017. Starting this quarter, stock-based compensation excess tax benefits or deficiencies are reflected in the Consolidated Statements of Income as a component of the income tax expense, where as they previously were recognized in equity. Additionally, the Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity while any cash paid in lieu of shares for tax-withholding being classified as a financing activity. There were no excess tax benefits in the prior period presented for reclassification. Finally, the Company will continue to incorporate actual forfeitures as they occur in the accrual of compensation expense. As a result of the adoption of ASU 2016-09, the Consolidated Statement of Cash Flows for the three months ended March 31, 2017 was adjusted as follows: a $874 thousand increase to net cash provided by operating activities and a $4.8 million increase to net cash used in financing activities. The adoption of ASU 2016-09 further resulted in a $0.03 increase in basic EPS and $0.02 increase on diluted EPS for the three months ended March 31, 2017. See Note 9 for information regarding the additional impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business” (“ASU 2017-01”).  ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for the Company on January 1, 2018. The Company does not expect this amendment to have a material effect on its consolidated financial statements.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 removes Step 2 from the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 will be effective for the Company on January 1, 2020, with early adoption permitted for interim or annual impairment tests performed after January 1, 2017. ASU 2017-04 is not expected to have a material impact on its consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 clarifies the scope of Subtopic 610-20 and adds guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. ASU 2017-05 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its consolidated financial statements.
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

	Three Months Ended March 31,
	2017	2016
Basic earnings per share:
Net income available to common shareholders	$6,112	$4,691
Weighted-average basic shares outstanding	34,466,904	34,176,753
Basic earnings per share	$0.18	$0.14
Diluted earnings per share:
Net income available to common shareholders, for diluted earnings per share	$6,112	$4,691
Total weighted-average basic shares outstanding	34,466,904	34,176,753
Add effect of dilutive stock options and restricted stock grants	1,180,014	777,839
Total weighted-average diluted shares outstanding	35,646,918	34,954,592
Diluted earnings per share	$0.17	$0.13
Anti-dilutive shares	1,068,595	2,369,813

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4. Business Combination
On February 1, 2017, the Company completed its acquisition of Reltco Inc. and National Assurance Title, Inc. (collectively referred to as "Reltco"), two nationwide title agencies under common control based in Tampa, Florida. The acquisition continues the Company's growth strategy, including vertically integrating with complementary services to deliver a high-quality customer experience with speed.
On the acquisition date, the fair value of Reltco included $5.8 million in assets and $4.7 million in liabilities. The total acquisition gross consideration at the time of the transaction, including earn-out contingent consideration was approximately $15.8 million. The acquisition was valued at $12.6 million after consideration of the applicable fair value adjustments to the earn-out, resulting in the Company paying $7.7 million in cash and issuing 27,724 shares of its common stock at closing in addition to an earn-out of up to 184,012 shares of its stock and $3.8 million in cash, in exchange for all of the outstanding shares of Reltco. The earn-out was recorded as a $4.3 million contingent liability on the acquisition date and is earned proportionally based on the ratio of the new subsidiary's actual future aggregate net income after tax divided by a target net income after tax of approximately $6.0 million over the four year earn-out period. Fair value measurement of the earn-out was calculated using the Monte Carlo Simulation. The Monte Carlo Simulation simulates 100,000 trials to assess the expected market price as of the earn-out measurement date at the end of each of the next four years based on the Cox, Ross & Rubinstein option pricing methodology. The Monte Carlo Simulation utilized various assumptions that include a risk free rate of return through the end of each measurement period equivalent to that of a U.S. Treasury, expected volatility of 30.00% over four years and a dividend yield of 0.40%.
The merger was accounted for in accordance with the acquisition method of accounting, and the identifiable assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date separately from goodwill. Contingent consideration is recorded at fair value based on the terms of the purchase agreement with subsequent quarterly changes in fair value recorded through earnings. At March 31, 2017 the Company recorded expense of $200 thousand related to the increased fair value of contingent consideration using the above referenced Monte Carlo Simulation methodology and revised assumptions as of that date.
The following table summarizes the allocation of the purchase price on the date of acquisition to assets acquired and the liabilities assumed based on their estimated fair values (dollars in thousands, except per share data):

Fair value of assets acquired
Cash	$102
Accounts receivable	159
Intangible assets	5,505
Total assets acquired	5,766
Fair value of liabilities assumed
Contingent consideration	4,300
Accounts payable and other liabilities	381
Total liabilities assumed	4,681
Net assets acquired	$1,085
Purchase price
Common shares issued	27,724
Purchase price per share of the Company’s common stock	$20.38
Company common stock issued	565
Cash	7,685
Total purchase price	8,250
Goodwill	$7,165

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Goodwill recorded represents future revenues and efficiencies gained through the Reltco acquisition. Goodwill in this transaction is expected to be deductible for income tax purposes. Intangible assets consist of trade names of $1.2 million, customer relationships of $3.9 million, and non-compete agreements of $405 thousand. The trade names have indefinite lives and the customer relationships and non-compete agreements range from five to eight years.
The Company incurred merger expenses of $766 thousand and $116 thousand in 2017 and 2016, respectively, related to the Reltco acquisition. No merger expenses were incurred for the quarter ended March 31, 2016.
The following pro forma financial information for the quarters ended March 31, 2017 and 2016 reflects the Company's estimated consolidated pro forma results of operations as if the Reltco acquisition occurred on January 1, 2016:

	Three Months Ended March 31,
	2017	2016
Revenue (net interest income and noninterest income)	$41,432	$33,732
Net income available to common stockholders	6,150	4,914
Basic earnings per share	0.18	0.14
Diluted earnings per share	0.17	0.14

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5. Investment Securities
The carrying amount of investment securities and their approximate fair values are reflected in the following table:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017
US government agencies	$17,811	$36	$33	$17,814
Residential mortgage-backed securities	49,921	—	1,084	48,837
Mutual fund	2,031	—	52	1,979
Total	$69,763	$36	$1,169	$68,630

December 31, 2016
US government agencies	$17,803	$52	$32	$17,823
Residential mortgage-backed securities	52,301	3	1,031	51,273
Mutual fund	2,012	—	52	1,960
Total	$72,116	$55	$1,115	$71,056
There were no sales of securities during the three months ended March 31, 2017 and March 31, 2016.
The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$6,503	$33	$—	$—	$6,503	$33
Residential mortgage-backed securities	44,986	997	3,851	87	48,837	1,084
Mutual fund	1,979	52	—	—	1,979	52
Total	$53,468	$1,082	$3,851	$87	$57,319	$1,169
	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$6,508	$32	$—	$—	$6,508	$32
Residential mortgage-backed securities	49,109	1,017	1,635	14	50,744	1,031
Mutual fund	1,960	52	—	—	1,960	52
Total	$57,577	$1,101	$1,635	$14	$59,212	$1,115
At March 31, 2017, there were three residential mortgage-backed securities in unrealized loss positions for greater than 12 months and twenty-two residential mortgage-backed securities, three US government agency securities and the 504 Fund mutual fund investment in an unrealized loss position for less than 12 months. Unrealized losses at December 31, 2016 were comprised of two residential mortgage-backed securities in unrealized loss positions for greater than 12 months and three US government agency securities, twenty-two residential mortgage-backed securities and the 504 Fund mutual fund investment in an unrealized loss position for less than 12 months.
These unrealized losses are primarily the result of volatility in the market and are related to market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold the securities for a sufficient period of time to recover unrealized losses, none of the securities are deemed to be other than temporarily impaired.
All residential mortgage-backed securities in the Company’s portfolio at March 31, 2017 and December 31, 2016 were backed by US government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following is a summary of investment securities by maturity:

	March 31, 2017
	Available-for-Sale
	Amortized cost	Fair value
US government agencies
Within one year	$9,970	$9,992
One to five years	7,841	7,822
Total	17,811	17,814

Residential mortgage-backed securities
Five to ten years	8,436	8,353
After 10 years	41,485	40,484
Total	49,921	48,837

Total	$67,732	$66,651
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled. This table excludes the 504 Fund mutual fund investment.
At December 31, 2016, an investment security with a fair market value of $1.5 million was pledged to secure a line of credit with the Company’s correspondent bank. At March 31, 2017, the security pledged to secure a line of credit with the Company's correspondent bank was released. At March 31, 2017 and December 31, 2016, an investment security with a fair market value of $100 thousand was pledged to the Ohio State Treasurer to allow the Company's trust department to conduct business in the state of Ohio and investment securities with a fair market value of $2.5 million and $1.2 million, respectively, were pledged to the Company's trust department for uninsured trust assets held by the trust department.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6. Loans and Leases Held for Investment and Allowance for Loan and Lease Losses
Loan Portfolio Segments
The following describes the risk characteristics relevant to each of the portfolio segments. Each loan and lease category is assigned a risk grade during the origination and closing process based on criteria described later in this section.
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
Commercial Land
Commercial land loans are extensions of credit secured by farmland. Such loans are often for land improvements related to agricultural endeavors that may include construction of new specialized facilities. These loans are usually repaid through the conversion to permanent financing, or if scheduled loans amortization begins, for the long-term benefit of the borrower’s ongoing operations. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans and leases consist of the following:

	March 31, 2017	December 31, 2016
Commercial & Industrial
Agriculture	$1,328	$1,714
Death Care Management	9,989	9,684
Healthcare	38,545	37,270
Independent Pharmacies	92,043	83,677
Registered Investment Advisors	73,169	68,335
Veterinary Industry	41,117	38,930
Other Industries	117,237	94,836
Total	373,428	334,446
Construction & Development
Agriculture	37,700	32,372
Death Care Management	4,433	3,956
Healthcare	33,849	30,467
Independent Pharmacies	1,034	2,013
Registered Investment Advisors	319	294
Veterinary Industry	14,810	11,514
Other Industries	40,231	31,715
Total	132,376	112,331
Commercial Real Estate
Agriculture	5,948	5,591
Death Care Management	56,533	52,510
Healthcare	112,691	114,281
Independent Pharmacies	18,375	15,151
Registered Investment Advisors	14,325	11,462
Veterinary Industry	103,175	102,906
Other Industries	57,765	46,245
Total	368,812	348,146
Commercial Land
Agriculture	126,706	113,569
Total	126,706	113,569
Total Loans and Leases[1]	1,001,322	908,492
Net Deferred Costs	7,677	7,648
Discount on SBA 7(a) and USDA Unguaranteed[2]	(9,729)	(8,574)
Loans and Leases, Net of Unearned	$999,270	$907,566

1	Total loans and leases include $40.8 million and $37.7 million of U.S. government guaranteed loans as of March 31, 2017 and December 31, 2016, respectively.

2
The Company measures the carrying value of the retained portion of loans sold at fair value under ASC Subtopic 825-10. The value of these retained loan balances is discounted based on the estimates derived from comparable unguaranteed loan sales.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Credit Risk Profile
The Bank uses internal loan and lease reviews to assess the performance of individual loans and leases by industry segment. An independent review of the loan and lease portfolio is performed annually by an external firm. The goal of the Bank’s annual review of select borrowers' financial performance is to validate the adequacy of the risk grade assigned.
The Bank uses a grading system to rank the quality of each loan and lease. The grade is periodically evaluated and adjusted as performance dictates. Loan and lease grades 1 through 4 are passing grades and grade 5 is special mention. Collectively, grades 6 through 8 represent classified loans and leases in the Bank’s portfolio. The following guidelines govern the assignment of these risk grades:
Exceptional (1 Rated): These loans and leases are of the highest quality, with strong, well-documented sources of repayment. Debt service coverage (“DSC”) is over 1.75X based on historical results. Secondary source of repayment is strong, with a loan to value (“LTV”) of 65% or less if secured solely by commercial real estate (“CRE”). Discounted collateral coverage from all sources should exceed 125%. Guarantors have credit scores above 740.
Quality (2 Rated): These loans and leases are of good quality, with good, well-documented sources of repayment. DSC is over 1.25X based on historical or pro-forma results. Secondary source of repayment is good, with a LTV of 75% or less if secured solely by CRE. Discounted collateral coverage should exceed 100%. Guarantors have credit scores above 700.
Acceptable (3 rated): These loans and leases are of acceptable quality, with acceptable sources of repayment. DSC of over 1.00X based on historical or pro-forma results. Companies that do not meet these credit metrics must be evaluated to determine if they should be graded below this level.
Acceptable (4 rated): These loans and leases are considered very weak pass. These loans and leases are riskier than a 3-rated credit, but due to various mitigating factors are not considered a Special mention or worse. The mitigating factors must clearly be identified to offset further downgrade. Examples of loans and leases that may be put in this category include start-up loans and leases and loans and leases with less than 1:1 cash flow coverage with other sources of repayment.
Special mention (5 rated): These loans and leases are considered as emerging problems, with potentially unsatisfactory characteristics. These loans and leases require greater management attention. A loan or lease may be put into this category if the Bank is unable to obtain financial reporting from a company to fully evaluate its position.
Substandard (6 rated): Loans and leases graded Substandard are inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral. They typically have unsatisfactory characteristics causing more than acceptable levels of risk, and have one or more well-defined weaknesses that could jeopardize the repayment of the debt.
Doubtful (7 rated): Loans and leases graded Doubtful have inherent weaknesses that make collection or liquidation in full questionable. Loans and leases graded Doubtful must be placed on non-accrual status.
Loss (8 rated): Loss rated loans and leases are considered uncollectible and of such little value that their continuance as an active Bank asset is not warranted. The asset should be charged off, even though partial recovery may be possible in the future.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables summarize the risk grades of each category:

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
March 31, 2017
Commercial & Industrial
Agriculture	$1,270	$58	$—	$1,328
Death Care Management	9,759	120	110	9,989
Healthcare	30,128	1,484	6,933	38,545
Independent Pharmacies	81,042	5,721	5,280	92,043
Registered Investment Advisors	70,357	2,038	774	73,169
Veterinary Industry	36,558	2,502	2,057	41,117
Other Industries	117,082	155	—	117,237
Total	346,196	12,078	15,154	373,428
Construction & Development
Agriculture	37,700	—	—	37,700
Death Care Management	4,433	—	—	4,433
Healthcare	33,849	—	—	33,849
Independent Pharmacies	1,034	—	—	1,034
Registered Investment Advisors	319	—	—	319
Veterinary Industry	12,875	—	1,935	14,810
Other Industries	40,231	—	—	40,231
Total	130,441	—	1,935	132,376
Commercial Real Estate
Agriculture	5,948	—	—	5,948
Death Care Management	50,234	3,766	2,533	56,533
Healthcare	105,110	6,610	971	112,691
Independent Pharmacies	14,380	1,827	2,168	18,375
Registered Investment Advisors	14,173	152	—	14,325
Veterinary Industry	88,282	2,505	12,388	103,175
Other Industries	57,765	—	—	57,765
Total	335,892	14,860	18,060	368,812
Commercial Land
Agriculture	125,382	1,128	196	126,706
Total	125,382	1,128	196	126,706
Total[1]	$937,911	$28,066	$35,345	$1,001,322

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
December 31, 2016
Commercial & Industrial
Agriculture	$1,656	$58	$—	$1,714
Death Care Management	9,452	121	111	9,684
Healthcare	28,723	681	7,866	37,270
Independent Pharmacies	73,948	6,542	3,187	83,677
Registered Investment Advisors	65,297	2,246	792	68,335
Veterinary Industry	34,407	1,967	2,556	38,930
Other Industries	94,736	100	—	94,836
Total	308,219	11,715	14,512	334,446
Construction & Development
Agriculture	32,061	—	311	32,372
Death Care Management	3,956	—	—	3,956
Healthcare	30,467	—	—	30,467
Independent Pharmacies	2,013	—	—	2,013
Registered Investment Advisors	294	—	—	294
Veterinary Industry	9,725	1,789	—	11,514
Other Industries	31,715	—	—	31,715
Total	110,231	1,789	311	112,331
Commercial Real Estate
Agriculture	5,591	—	—	5,591
Death Care Management	46,427	4,314	1,769	52,510
Healthcare	103,097	7,142	4,042	114,281
Independent Pharmacies	12,654	1,968	529	15,151
Registered Investment Advisors	11,462	—	—	11,462
Veterinary Industry	88,168	3,995	10,743	102,906
Other Industries	46,245	—	—	46,245
Total	313,644	17,419	17,083	348,146
Commercial Land
Agriculture	112,333	1,138	98	113,569
Total	112,333	1,138	98	113,569
Total[1]	$844,427	$32,061	$32,004	$908,492

1
Total loans and leases include $40.8 million of U.S. government guaranteed loans as of March 31, 2017, segregated by risk grade as follows: Risk Grades 1 – 4 = $12.5 million, Risk Grade 5 = $4.7 million, Risk Grades 6 – 8 = $23.6 million. As of December 31, 2016, total loans and leases include $37.7 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $8.7 million, Risk Grade 5 = $7.7 million, Risk Grades 6 – 8 = $21.3 million.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Past Due Loans and Leases
Loans and leases are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans and leases less than 30 days past due and accruing are included within current loans and leases shown below. The following tables show an age analysis of past due loans and leases as of the dates presented.

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
March 31, 2017
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$1,328	$1,328	$—
Death Care Management	—	—	—	—	—	9,989	9,989	—
Healthcare	575	82	401	4,739	5,797	32,748	38,545	—
Independent Pharmacies	—	—	133	4,012	4,145	87,898	92,043	—
Registered Investment Advisors	—	—	—	—	—	73,169	73,169	—
Veterinary Industry	31	659	580	1,055	2,325	38,792	41,117	—
Other Industries	—	—	—	—	—	117,237	117,237	—
Total	606	741	1,114	9,806	12,267	361,161	373,428	—
Construction & Development
Agriculture	—	448	—	—	448	37,252	37,700	—
Death Care Management	—	—	—	—	—	4,433	4,433	—
Healthcare	—	—	—	—	—	33,849	33,849	—
Independent Pharmacies	—	—	—	—	—	1,034	1,034	—
Registered Investment Advisors	—	—	—	—	—	319	319	—
Veterinary Industry	—	1,935	—	—	1,935	12,875	14,810	—
Other Industries	—	—	—	—	—	40,231	40,231	—
Total	—	2,383	—	—	2,383	129,993	132,376	—
Commercial Real Estate
Agriculture	—	—	—	—	—	5,948	5,948	—
Death Care Management	—	—	184	1,423	1,607	54,926	56,533	—
Healthcare	43	100	121	—	264	112,427	112,691	—
Independent Pharmacies	—	—	—	2,168	2,168	16,207	18,375	—
Registered Investment Advisors	—	—	—	—	—	14,325	14,325	—
Veterinary Industry	1,011	4,886	1,205	4,592	11,694	91,481	103,175	—
Other Industries	—	—	—	—	—	57,765	57,765	—
Total	1,054	4,986	1,510	8,183	15,733	353,079	368,812	—
Commercial Land
Agriculture	196	—	—	—	196	126,510	126,706	—
Total	196	—	—	—	196	126,510	126,706	—
Total[1]	$1,856	$8,110	$2,624	$17,989	$30,579	$970,743	$1,001,322	$—

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
December 31, 2016
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$1,714	$1,714	$—
Death Care Management	—	—	—	—	—	9,684	9,684	—
Healthcare	—	272	496	5,920	6,688	30,582	37,270	—
Independent Pharmacies	42	293	408	2,349	3,092	80,585	83,677	—
Registered Investment Advisors	—	—	—	—	—	68,335	68,335	—
Veterinary Industry	32	151	646	1,441	2,270	36,660	38,930	—
Other Industries	—	—	—	—	—	94,836	94,836	—
Total	74	716	1,550	9,710	12,050	322,396	334,446	—
Construction & Development
Agriculture	231	80	—	—	311	32,061	32,372	—
Death Care Management	—	—	—	—	—	3,956	3,956	—
Healthcare	—	—	—	—	—	30,467	30,467	—
Independent Pharmacies	—	—	—	—	—	2,013	2,013	—
Registered Investment Advisors	—	—	—	—	—	294	294	—
Veterinary Industry	—	—	—	—	—	11,514	11,514	—
Other Industries	—	—	—	—	—	31,715	31,715	—
Total	231	80	—	—	311	112,020	112,331	—
Commercial Real Estate
Agriculture	—	—	—	—	—	5,591	5,591	—
Death Care Management	—	—	188	1,423	1,611	50,899	52,510	—
Healthcare	—	—	3,180	45	3,225	111,056	114,281	—
Independent Pharmacies	—	—	—	529	529	14,622	15,151	—
Registered Investment Advisors	—	—	—	—	—	11,462	11,462	—
Veterinary Industry	898	3,981	737	5,158	10,774	92,132	102,906	—
Other Industries	—	—	—	—	—	46,245	46,245	—
Total	898	3,981	4,105	7,155	16,139	332,007	348,146	—
Commercial Land
Agriculture	58	40	—	—	98	113,471	113,569	—
Total	58	40	—	—	98	113,471	113,569	—
Total[1]	$1,261	$4,817	$5,655	$16,865	$28,598	$879,894	$908,492	$—

1
Total loans and leases include $40.8 million of U.S. government guaranteed loans as of March 31, 2017, of which $15.8 million is greater than 90 days past due, $5.8 million is 30-89 days past due and $19.2 million is included in current loans and leases as presented above. As of December 31, 2016, total loans and leases include $37.7 million of U.S. government guaranteed loans, of which $13.7 million is greater than 90 days past due, $6.8 million is 30-89 days past due and $17.2 million is included in current loans and leases as presented above.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Nonaccrual Loans and Leases
Loans and leases that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans and leases had been accrued in accordance with the original terms, interest income would have increased by approximately $280 thousand and $199 thousand for the three months ended March 31, 2017 and 2016, respectively. All nonaccrual loans and leases are included in the held for investment portfolio.
Nonaccrual loans and leases as of March 31, 2017 and December 31, 2016 are as follows:

March 31, 2017	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$5,715	$4,831	$884
Independent Pharmacies	4,145	3,613	532
Veterinary Industry	1,666	1,626	40
Total	11,526	10,070	1,456
Commercial Real Estate
Death Care Management	1,607	1,263	344
Healthcare	164	32	132
Independent Pharmacies	2,168	1,626	542
Veterinary Industry	6,808	5,660	1,148
Total	10,747	8,581	2,166
Commercial Land
Agriculture	196	173	23
Total	196	173	23
Total	$22,469	$18,824	$3,645

December 31, 2016	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$6,416	$5,152	$1,264
Independent Pharmacies	2,799	2,204	595
Veterinary Industry	2,119	2,079	40
Total	11,334	9,435	1,899
Construction & Development
Agriculture	231	173	58
Total	231	173	58
Commercial Real Estate
Death Care Management	1,611	1,263	348
Healthcare	3,225	2,731	494
Independent Pharmacies	529	—	529
Veterinary Industry	6,793	5,395	1,398
Total	12,158	9,389	2,769
Commercial Land
Agriculture	58	—	58
Total	58	—	58
Total	$23,781	$18,997	$4,784

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Allowance for Loan and Lease Loss Methodology
The methodology and the estimation process for calculating the Allowance for Loan and Lease Losses (“ALLL”) is described below:
Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the ALLL, set forth in GAAP. The Company’s methodology for determining the ALLL is based on the requirements of GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The ALLL is determined by the sum of three separate components: (i) the impaired loan and lease component, which addresses specific reserves for impaired loans and leases; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans and leases; and (iii) an unallocated reserve component (if any) based on management’s judgment and experience. The loan and lease pools and impaired loans and leases are mutually exclusive; any loan or lease that is impaired is excluded from its homogenous pool for purposes of that pool’s reserve calculation, regardless of the level of impairment.
The ALLL policy for pooled loans and leases is governed in accordance with banking regulatory guidance for homogenous pools of non-impaired loans and leases that have similar risk characteristics. The Company follows a consistent and structured approach for assessing the need for reserves within each individual loan and lease pool.
Loans and leases are considered impaired when, based on current information and events, it is probable that the creditor will be unable to collect all interest and principal payments due according to the originally contracted, or reasonably modified, terms of the loan or lease agreement. The Company has determined that loans and leases that meet the criteria defined below must be reviewed quarterly to determine if they are impaired.

•	All commercial loans and leases classified substandard or worse.

•	Any other delinquent loan or lease that is in a nonaccrual status, or any loan or lease that is delinquent more than 89 days and still accruing interest.

•	Any loan or lease which has been modified such that it meets the definition of a Troubled Debt Restructuring (TDR).
Effective December 31, 2015, the Company’s policy for impaired loan and lease accounting subjects all loans and leases to impairment recognition; however, loan and lease relationships with unguaranteed credit exposure of less than $100,000 are generally not evaluated on an individual basis for impairment and instead are evaluated collectively using a methodology based on historical specific reserves on similar sized loans and leases. Any loan or lease not meeting the above criteria and determined to be impaired is subjected to an impairment analysis, which is a calculation of the probable loss on the loan or lease. This portion is the loan's or lease’s “impairment,” and is established as a specific reserve against the loan or lease, or charged against the ALLL.
Individual specific reserve amounts imply probability of loss and may not be carried in the reserve indefinitely. When the amount of the actual loss becomes reasonably quantifiable, the amount of the loss is charged off against the ALLL, whether or not all liquidation and recovery efforts have been completed. If the total amount of the individual specific reserve that will eventually be charged off cannot yet be sufficiently quantified but some portion of the impairment can be viewed as a confirmed loss, then the confirmed loss portion should be charged off against the ALLL and the individual specific reserve reduced by a corresponding amount.
For impaired loans or leases, the reserve amount is calculated on a loan or lease-specific basis. The Company utilizes two methods of analyzing impaired loans and leases not guaranteed by the SBA:

•
The Fair Market Value of Collateral method utilizes the value at which the collateral could be sold considering the appraised value, appraisal discount rate, prior liens and selling costs. The amount of the reserve is the deficit of the estimated collateral value compared to the loan or lease balance.

•	The Present Value of Future Cash Flows method takes into account the amount and timing of cash flows and the effective interest rate used to discount the cash flows.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table details activity in the allowance for loan and lease losses by portfolio segment allowance for the periods presented:

Three months ended:	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
March 31, 2017
Beginning Balance	$1,693	$5,897	$8,413	$2,206	$18,209
Charge offs	—	(268)	(1,233)	(35)	(1,536)
Recoveries	—	9	14	—	23
Provision	191	588	652	68	1,499
Ending Balance	$1,884	$6,226	$7,846	$2,239	$18,195
March 31, 2016
Beginning Balance	$1,064	$2,486	$2,766	$1,099	$7,415
Charge offs	—	(7)	(268)	—	(275)
Recoveries	—	—	43	—	43
Provision	99	96	804	434	1,433
Ending Balance	$1,163	$2,575	$3,345	$1,533	$8,616
The following tables detail the recorded allowance for loan and lease losses and the investment in loans and leases related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

March 31, 2017	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$165	$1,513	$917	$—	$2,595
Loans and leases collectively evaluated for impairment[2]	1,719	4,713	6,929	2,239	15,600
Total allowance for loan and lease losses	$1,884	$6,226	$7,846	$2,239	$18,195
Loans and leases receivable[1]:
Loans and leases individually evaluated for impairment	$1,933	$15,299	$6,002	$—	$23,234
Loans and leases collectively evaluated for impairment[2]	130,443	353,513	367,426	126,706	978,088
Total loans and leases receivable	$132,376	$368,812	$373,428	$126,706	$1,001,322

December 31, 2016	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$—	$1,496	$1,458	$—	$2,954
Loans and leases collectively evaluated for impairment[2]	1,693	4,401	6,955	2,206	15,255
Total allowance for loan and lease losses	$1,693	$5,897	$8,413	$2,206	$18,209
Loans and leases receivable[1]:
Loans and leases individually evaluated for impairment	$—	$16,359	$6,884	$—	$23,243
Loans and leases collectively evaluated for impairment[2]	112,331	331,787	327,562	113,569	885,249
Total loans and leases receivable	$112,331	$348,146	$334,446	$113,569	$908,492

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

1
Loans and leases receivable includes $40.8 million of U.S. government guaranteed loans as of March 31, 2017, of which $23.7 million are impaired. As of December 31, 2016, loans and leases receivable includes $37.7 million of U.S. government guaranteed loans, of which $22.1 million are considered impaired.

2
Included in loans and leases collectively evaluated for impairment are impaired loans and leases with individual unguaranteed exposure of less than $100 thousand. As of March 31, 2017, these balances totaled $14.2 million, of which $12.4 million are guaranteed by the U.S. government and $1.8 million are unguaranteed. As of December 31, 2016, these balances totaled $12.3 million, of which $10.0 million are guaranteed by the U.S. government and $2.3 million are unguaranteed. The allowance for loan and lease losses associated with these loans and leases totaled $365 thousand and $438 thousand as of March 31, 2017 and December 31, 2016, respectively.

Loans and leases classified as impaired as of the dates presented are summarized in the following tables.

March 31, 2017	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$110	$—	$110
Healthcare	6,932	5,113	1,819
Independent Pharmacies	5,603	3,891	1,712
Registered Investment Advisors	778	—	778
Veterinary Industry	2,367	1,737	630
Total	15,790	10,741	5,049
Construction & Development
Veterinary Industry	1,933	1,451	482
Total	1,933	1,451	482
Commercial Real Estate
Death Care Management	2,530	1,264	1,266
Healthcare	973	285	688
Independent Pharmacies	2,167	1,626	541
Veterinary Industry	13,860	8,192	5,668
Total	19,530	11,367	8,163
Commercial Land
Agriculture	190	173	17
Total	190	173	17
Total	$37,443	$23,732	$13,711

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

December 31, 2016	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$111	$—	$111
Healthcare	7,923	5,453	2,470
Independent Pharmacies	3,514	2,495	1,019
Registered Investment Advisors	796	—	796
Veterinary Industry	2,882	2,199	683
Total	15,226	10,147	5,079
Construction & Development
Agriculture	300	233	67
Total	300	233	67
Commercial Real Estate
Death Care Management	1,768	1,264	504
Healthcare	4,044	2,985	1,059
Independent Pharmacies	528	—	528
Veterinary Industry	13,561	7,518	6,043
Total	19,901	11,767	8,134
Commercial Land
Agriculture	91	—	91
Total	91	—	91
Total	$35,518	$22,147	$13,371

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents evaluated balances of loans and leases classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan and lease fees or costs.

	March 31, 2017
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Death Care Management	$8	$102	$110	$110	$1
Healthcare	6,284	648	6,932	7,701	373
Independent Pharmacies	4,784	819	5,603	6,092	177
Registered Investment Advisors	778	—	778	1,009	495
Veterinary Industry	2,239	128	2,367	2,703	93
Total	14,093	1,697	15,790	17,615	1,139
Construction & Development
Veterinary Industry	1,933	—	1,933	1,935	165
Total	1,933	—	1,933	1,935	165
Commercial Real Estate
Death Care Management	2,051	479	2,530	2,667	219
Healthcare	454	519	973	971	30
Independent Pharmacies	2,167	—	2,167	2,168	431
Veterinary Industry	12,978	882	13,860	14,840	972
Total	17,650	1,880	19,530	20,646	1,652
Commercial Land
Agriculture	190	—	190	231	4
Total	190	—	190	231	4
Total Impaired Loans and Leases	$33,866	$3,577	$37,443	$40,427	$2,960

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	December 31, 2016
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Death Care Management	$8	$103	$111	$111	$1
Healthcare	7,259	664	7,923	8,120	778
Independent Pharmacies	3,184	330	3,514	3,610	327
Registered Investment Advisors	796	—	796	792	514
Veterinary Industry	2,754	128	2,882	3,369	106
Total	14,001	1,225	15,226	16,002	1,726
Construction & Development
Agriculture	300	—	300	311	13
Total	300	—	300	311	13
Commercial Real Estate
Death Care Management	1,580	188	1,768	1,904	34
Healthcare	3,514	530	4,044	4,042	47
Independent Pharmacies	528	—	528	529	284
Veterinary Industry	11,193	2,368	13,561	14,283	1,273
Total	16,815	3,086	19,901	20,758	1,638
Commercial Land
Agriculture	91	—	91	161	15
Total	91	—	91	161	15
Total Impaired Loans and Leases	$31,207	$4,311	$35,518	$37,232	$3,392

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents the average recorded investment of impaired loans and leases for each period presented and interest income recognized during the period in which the loans and leases were considered impaired.

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$112	$2	$9	$—
Healthcare	7,583	20	5,802	79
Independent Pharmacies	5,690	13	1,881	73
Registered Investment Advisors	790	12	385	7
Veterinary Industry	2,394	9	2,814	29
Total	16,569	56	10,891	188
Construction & Development
Veterinary Industry	1,961	9	—	—
Total	1,961	9	—	—
Commercial Real Estate
Death Care Management	2,544	6	1,594	7
Healthcare	987	12	987	19
Independent Pharmacies	1,076	—	—	—
Veterinary Industry	14,171	88	12,287	211
Total	18,778	106	14,868	237
Commercial Land
Agriculture	219	—	1,120	—
Total	219	—	1,120	—
Total	$37,527	$171	$26,879	$425
There were no TDRs made during the three months ended March 31, 2017. During the three months ended March 31, 2016, there was one commercial and industrial veterinary loan modified for payment deferral. This TDR had a pre-modification and post-modification recorded investment of $420 thousand.
Concessions made to improve a loan and lease’s performance have varying degrees of success. During the three months ended March 31, 2017, one TDR that was modified within the twelve months ended March 31, 2017 subsequently defaulted.This TDR was a commercial and industrial healthcare loan that was previously modified for payment deferral. The recorded investment for this TDR at March 31, 2017 was $107 thousand.
No TDRs that were modified within the twelve months ended March 31, 2016 subsequently defaulted during the three months ended March 31, 2016.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7. Servicing Assets
Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.42 billion and $2.35 billion at March 31, 2017 and December 31, 2016, respectively.
The following summarizes the activity pertaining to servicing rights:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$51,994	$44,230
Additions, net	3,382	3,715
Fair value changes:
Due to changes in valuation inputs or assumptions	766	821
Decay due to increases in principal paydowns or runoff	(2,558)	(1,389)
Balance at end of period	$53,584	$47,377
The fair value of servicing rights was determined using discount rates ranging from 8.6% to 13.4% on March 31, 2017 and 8.4% to 12.6% on March 31, 2016. The fair value of servicing rights was determined using prepayment speeds ranging from 2.8% to 9.9% on March 31, 2017 and 3.9% to 9.9% on March 31, 2016, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the consolidated statements of income.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 8. Borrowings
Total outstanding long term borrowings consisted of the following:

	March 31, 2017	December 31, 2016
Short term borrowings
On September 18, 2014, the Company entered into a note payable revolving line of credit of $8.1 million with an unaffiliated commercial bank, with the first advance of $5 million on December 14, 2014. The note is unsecured and accrues interest at LIBOR plus 3.50% for a term of 36 months. Payments are interest only with all principal and accrued interest due on September 18, 2017. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. The line of credit is fully disbursed and there was no remaining available credit on this line at March 31, 2017.	$8,100	$—
On March 31, 2017, the Company purchased $5 million in overnight federal funds from a correspondent bank. The line of credit is unsecured and accrues interest at the daily federal funds rate plus 47 basis points; a rate of 1.29% on March 31, 2017. This line of credit requires full payment of principal and interest the following business day. The line of credit is fully disbursed and there was no remaining available credit on this line at March 31, 2017.	5,000	—
Total short term borrowings	$13,100	$—

	March 31, 2017	December 31, 2016
Long term borrowings
On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive main campus with a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main facility location. Payments were interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments of $146 thousand began in October 2016 with all principal and accrued interest due on September 11, 2021. The construction line is fully disbursed and there was no remaining available credit on this construction line at March 31, 2017.
	$23,595	$23,864
On February 23, 2015, the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The interest rate at March 31, 2017 is 4.75%. The maturity date is October 5, 2019. The pledged collateral is classified in other assets with a fair value of $3.9 million at March 31, 2017. Underlying loans carry a risk grade of 3 and are current with no delinquencies.
	3,878	3,979
Total long term borrowings	$27,473	$27,843
The Company may purchase federal funds though secured or unsecured federal funds lines of credit with various correspondent banks, which totaled $32.5 million and $26.5 million as of March 31, 2017 and December 31, 2016, respectively. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had $5.0 million outstanding on the lines of credit as of March 31, 2017 and no outstanding balances on the lines of credit as of December 31, 2016.
The Company has entered into a repurchase agreement with a third party for $5 million as of March 31, 2017 and December 31, 2016. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of March 31, 2017 and December 31, 2016.
The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $310.8 million and $281.3 million as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, the Company had approximately $163.3 million and $142.7 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of March 31, 2017 and December 31, 2016.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 9. Income Taxes
The Company's effective tax rate is lower than the U.S. statutory rate primarily because of the anticipated effect of investment tax credits during 2017. The Company's effective tax rate in the future will depend on the actual investment tax credits earned as a part of its financing renewable energy applications.
In the first quarter of 2017, share based compensation expense excess tax benefits of $874 thousand were reflected in the consolidated statements of income as a component of the provision for income taxes as a result of the adoption of ASU 2016-09. Please refer to Note 2 for more details regarding the adoption of ASU 2016-09.
Note 10. Fair Value of Financial Instruments
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
Contingent consideration liability: Contingent consideration associated with the acquisition of Reltco will be adjusted to fair value quarterly until settled. The assumptions used to measure fair value are based on internal metrics that are unobservable and therefore the contingent consideration liability is classified within Level 3 of the valuation hierarchy.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2017	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$17,814	$—	$17,814	$—
Residential mortgage-backed securities	48,837	—	48,837	—
Mutual fund	1,979	—	1,979	—
Servicing assets[1]	53,584	—	—	53,584
Total assets at fair value	$122,214	$—	$68,630	$53,584

Contingent consideration liability[2]	$4,500	$—	$—	$4,500
Total liabilities at fair value	$4,500	$—	$—	$4,500

December 31, 2016	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$17,823	$—	$17,823	$—
Residential mortgage-backed securities	51,273	—	51,273	—
Mutual fund	1,960	—	1,960	—
Servicing assets[1]	51,994	—	—	51,994
Total assets at fair value	$123,050	$—	$71,056	$51,994

1	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets and various assumptions used in the fair value measurement.

2	See Note 4 for a rollforward of recurring Level 3 fair values for the contingent consideration liability and various assumptions used in the fair value measurement.
Non-recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

March 31, 2017	Total	Level 1	Level 2	Level 3
Impaired loans and leases	$30,906	$—	$—	$30,906
Foreclosed assets	1,706	—	—	1,706
Total assets at fair value	$32,612	$—	$—	$32,612

December 31, 2016	Total	Level 1	Level 2	Level 3
Impaired loans and leases	$27,815	$—	$—	$27,815
Foreclosed assets	1,648	—	—	1,648
Total assets at fair value	$29,463	$—	$—	$29,463

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Level 3 Analysis
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2017 and December 31, 2016 the significant unobservable inputs used in the fair value measurements were as follows:
March 31, 2017

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans and Leases	$30,906	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 25% Weighted average discount rate 5.60%
Foreclosed Assets	$1,706	Discounted appraisals	Appraisal adjustments (1)	10% to 35%
December 31, 2016

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans and Leases	$27,815	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	0% to 25% Weighted average discount rate 5.28%
Foreclosed Assets	$1,648	Discounted appraisals	Appraisal adjustments (1)	10% to 35%

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.
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
Loans and leases held for investment: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans and leases are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans and leases with similar terms to borrowers of similar credit quality. Loan and lease fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.
Accrued interest: The carrying amounts of accrued interest approximate fair value.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

March 31, 2017	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$158,887	$158,887	$—	$—	$158,887
Certificates of deposit with other banks	6,000	6,005	—	—	6,005
Investment securities, available-for-sale	68,630	—	68,630	—	68,630
Loans held for sale	512,501	—	—	578,103	578,103
Loans, net of allowance for loan losses	981,075	—	—	1,018,248	1,018,248
Servicing assets	53,584	—	—	53,584	53,584
Accrued interest receivable	7,942	7,942	—	—	7,942
Financial liabilities
Deposits	1,639,143	—	1,594,067	—	1,594,067
Accrued interest payable	261	261	—	—	261
Short term borrowings	13,100	—	—	13,233	13,233
Long term borrowings	27,473	—	—	28,673	28,673

December 31, 2016	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$238,008	$238,008	$—	$—	$238,008
Certificates of deposit with other banks	7,250	7,236	—	—	7,236
Investment securities, available-for-sale	71,056	—	71,056	—	71,056
Loans held for sale	394,278	—	—	426,220	426,220
Loans, net of allowance for loan losses	889,357	—	—	873,158	873,158
Servicing assets	51,994	—	—	51,994	51,994
Accrued interest receivable	7,520	7,520	—	—	7,520
Financial liabilities
Deposits	1,485,076	—	1,469,173	—	1,469,173
Accrued interest payable	319	319	—	—	319
Long term borrowings	27,843	—	—	29,559	29,559

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11. Commitments and Contingencies
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

	March 31, 2017	December 31, 2016
Commitments to extend credit	$1,361,279	$1,342,271
Standby letters of credit	343	343
Solar purchase commitments	39,929	—
Finance lease commitments	402	—
Airplane purchase agreement commitments	—	21,500
Total unfunded off-balance-sheet credit risk	$1,401,953	$1,364,114
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
As of March 31, 2017 and December 31, 2016, the Company had commitments for on-balance sheet instruments in the amount of $4.9 million.
Concentrations of Credit Risk
Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 6. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $5.0 million, except for seven relationships that have a retained unguaranteed exposure of $73.9 million of which $65.3 million of the unguaranteed exposure has been disbursed.
The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 12. Stock Plans
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
Stock Options
Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the three months ended March 31, 2017 and 2016, the Company recognized $414 thousand and $592 thousand in compensation expense for stock options, respectively.
Stock option activity under the Plan during the three month periods ended March 31, 2017 and 2016 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,478,208	$11.51
Exercised	33,136	5.61
Forfeited	149,530	13.96
Granted	—	—
Outstanding at March 31, 2017	3,295,542	$11.46	7.81 years	$33,586,061
Exercisable at March 31, 2017	604,054	$8.95	7.41 years	$7,669,515

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,546,992	$11.17
Exercised	8,203	5.80
Forfeited	12,583	9.24
Granted	139,354	13.59
Outstanding at March 31, 2016	3,665,560	$11.28	8.78 years	$16,655,155
Exercisable at March 31, 2016	327,417	$5.30	7.88 years	$3,176,186
The following is a summary of non-vested stock option activity for the Company for the three months ended March 31, 2017 and 2016.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	3,016,100	$4.78
Granted	—	—
Vested	175,082	1.65
Forfeited	149,530	5.94
Non-vested at March 31, 2017	2,691,488	$4.92

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	3,393,441	$4.56
Granted	139,354	6.37
Vested	182,069	1.19
Forfeited	12,583	3.10
Non-vested at March 31, 2016	3,338,143	$4.82
The total intrinsic value of options exercised at March 31, 2017 and 2016 was $508 thousand and $70 thousand, respectively.
At March 31, 2017, unrecognized compensation costs relating to stock options amounted to $11.2 million which will be recognized over a weighted average period of 3.26 years.
The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. There were no stock options granted during the three months ended March 31, 2017.
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
Market RSUs also have a restriction based on the passage of time and non-market-related performance criteria, but also have a restriction based on market price criteria related to the Company’s share price closing at or above a specified price ranging from $34.00 to $38.00 per share for at least twenty (20) consecutive trading days at any time prior to expiration date. The amount of Market RSUs earned will not exceed 100% of the Market RSUs awarded. The fair value of the Market RSUs and the implied service period is calculated using the Monte Carlo Simulation method.
RSU stock activity under the Plan during the first three months of 2017 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	134,969	$14.96
Granted	8,766	20.19
Vested	2,560	10.63
Forfeited	5,812	13.37
Non-vested at March 31, 2017	135,363	$15.45
For the three months ended March 31, 2017 and 2016, the Company recognized $159 thousand and $67 thousand in compensation expense for RSUs, respectively.
At March 31, 2017, unrecognized compensation costs relating to RSUs amounted to $1.6 million which will be recognized over a weighted average period of 4.37 years.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Market RSU stock activity under the Plan during the first three months of 2017 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	2,364,500	$8.28
Granted	100,733	11.38
Vested	—	—
Forfeited	4,007	11.38
Non-vested at March 31, 2017	2,461,226	$8.41
The compensation expense for Market RSUs is measured based on their grant date fair value as calculated using the Monte Carlo Simulation and is recognized on a straight-line basis over the average vesting period. The Monte Carlo Simulation used 100,000 simulation paths to assess the expected date of achieving the market price criteria.
Related to the 100,733 Market RSUs granted on January 31, 2017, the share price simulation was based on the Cox, Ross & Rubinstein option pricing methodology for a period of 7.0 years. The implied term of the restricted stock was 4.1 years. The Monte Carlo Simulation used various assumptions that included a risk free rate of return of 2.28%, expected volatility of 30.00% and a dividend yield of 0.39%.
For the three months ended March 31, 2017, the Company recognized $1.2 million in compensation expense for Market RSUs. All of the Company's Market RSUs had an effective grant date of May 24, 2016, November 30, 2016 and January 31, 2017.
At March 31, 2017, unrecognized compensation costs relating to Market RSUs amounted to $18.3 million which will be recognized over a weighted average period of 3.71 years.
Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan (2014 ESPP) on October 8, 2014. On May 24, 2016, the 2014 ESPP was amended and the Amended and Restated Employee Stock Purchase Plan became effective (ESPP), within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under this plan, eligible employees are able to purchase available shares with post-tax dollars as of the grant date. In order for employees to be eligible to participate in this plan they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand in fair market value per employee per calendar year. Options to purchase shares under the ESPP are granted at a 15% discount to fair market value. Expense recognized in relation to the ESPP for the three months ended March 31, 2017 was $43 thousand. There were no ESPP purchases for the three months ended March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the financial condition and results of operations of Live Oak Bancshares, Inc. (the “Company” or “LOB”). This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Annual Report"). Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains statements that management believes are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “will,” “may,” “should,” “could,” “would,” “continues,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this quarterly report on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements management may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to the Company at the time. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this quarterly report on Form 10-Q are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of the Company’s future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. These risks, uncertainties and assumptions include, without limitation:

•
deterioration in the financial condition of borrowers resulting in significant increases in the Company’s loan and lease losses and provisions for those losses and other adverse impacts to results of operations and financial condition;

•
changes in Small Business Administration ("SBA") rules, regulations and loan products, including specifically the Section 7(a) program, changes in SBA standard operating procedures or changes to the status of Live Oak Banking Company (the "Bank") as an SBA Preferred Lender;

•	changes in rules, regulations or procedures for other government loan programs, including those of the United States Department of Agriculture;

•	changes in interest rates that affect the level and composition of deposits, loan demand and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the failure of assumptions underlying the establishment of reserves for possible loan and lease losses;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

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

•	other risk factors listed from time to time in reports that the Company files with the SEC, including in the Company’s 2016 Annual Report; and

•	the success at managing the risks involved in the foregoing.
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
In addition to the Bank, the Company owns Live Oak Clean Energy Financing LLC, formed in November 2016, for the purpose of providing financing to entities for renewable energy applications; Live Oak Ventures, Inc., formed in August 2016, for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology; Live Oak Grove, LLC, opened in September 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location; Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and U.S. Department of Agriculture ("USDA")-guaranteed loans; and 504 Fund Advisors, LLC (“504FA”), which was formed to serve as the investment advisor to The 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.
On February 1, 2017, the Company completed its acquisition of Reltco Inc. and National Assurance Title, Inc. (collectively referred to as "Reltco" or "title insurance business"), two nationwide title agencies under common control based in Tampa, Florida.

The Company generates revenue primarily from the sale of SBA-guaranteed loans and USDA guaranteed Rural Energy for America Program ("REAP") and Business & Industry ("B&I") loans and net interest income. Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets and net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan and lease losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.
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
The Company expects to originate approximately $1.80 to $1.90 billion in loans and leases in 2017.
Results of Operations
Performance Summary
Three months ended March 31, 2017 compared with three months ended March 31, 2016
For the three months ended March 31, 2017, the Company reported net income of $6.1 million, or $0.17 per diluted share, as compared to $4.7 million, or $0.13 per diluted share, for the three months ended March 31, 2016. This increase in net income is primarily due to the following items:

•
Increased net interest income of $6.9 million, or 79.6%, predominately driven by significant growth in total loans and leases held for sale and held for investment portfolios and the profitable redeployment of excess liquidity combined with a higher net interest margin, driven largely by increasing loan yields offset by relatively stable costs of funds;

•	Increased loan servicing revenue of $1.1 million, or 23.8%, as a result of continued growth in loan sales;

•	Increased net gains on sales of loans of $2.5 million, or 15.4%, due to a higher volume of contracted loan sales, partly mitigated by lower average sale premiums; and

•	Revenues of $1.4 million from the first quarter of 2017 title insurance company acquisition.
Partially offsetting the above factors that contributed to increased levels of net income was a $5.7 million increase in salaries and employee benefits and $2.1 million in other expenses comprised predominately of charitable initiatives, costs associated with the newly acquired title insurance company and a loss incurred upon the trade-in of an existing aircraft.
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

Three months ended March 31, 2017 compared with three months ended March 31, 2016
For the three months ended March 31, 2017, net interest income increased $6.9 million, or 79.6%, to $15.6 million compared to the three months ended March 31, 2016. This increase was due to growth in average interest earning assets along with higher yields on these assets which outpaced the growth and change in the cost of interest bearing liabilities. Average interest earning assets increased by $693.9 million, or 69.9%, to $1.69 billion for the three months ended March 31, 2017, compared to $993.0 million for the three months ended March 31, 2016, while the yield on average interest earning assets increased by thirty-one basis points to 4.91%. The cost of funds on interest bearing liabilities for the three months ended March 31, 2017 increased slightly by three basis point to 1.24%, and the average balance in interest bearing liabilities increased by $673.1 million, or 75.7%, over the same period. As indicated in the rate/volume table below, the slight increase in the cost of funds was outpaced by the positive effects of the increased volume of interest earning assets along with higher yields, resulting in increased interest income of $9.0 million and increased interest expense of $2.1 million for the three months ended March 31, 2017 compared to the first quarter of 2016. For the three months ended March 31, 2017 compared to the three months ended March 31, 2016, net interest margin increased from 3.52% to 3.76% due to the aforementioned effects.

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

	Three months ended March 31,
	2017			2016
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$194,176	$342	0.71%	$113,304	$138	0.49%
Investment securities	71,075	323	1.84	53,935	251	1.87
Loans held for sale	466,567	6,521	5.67	520,538	6,992	5.39
Loans and leases held for investment (1)	955,021	13,233	5.62	305,206	4,013	5.27
Total interest earning assets	1,686,839	20,419	4.91	992,983	11,394	4.60
Less: allowance for loan and lease losses	(18,199)			(7,379)
Non-interest earning assets	167,644			140,097
Total assets	$1,836,284			$1,125,701

Interest bearing liabilities:
Interest bearing checking	$44,351	$65	0.59%	$11,597	$15	0.52%
Money market accounts	479,545	948	0.80	375,612	707	0.75
Certificates of deposit	1,009,915	3,530	1.42	472,942	1,722	1.46
Total deposits	1,533,811	4,543	1.20	860,151	2,444	1.14
Other borrowings	28,068	235	3.40	28,593	241	3.38
Total interest bearing liabilities	1,561,879	4,778	1.24	888,744	2,685	1.21
Non-interest bearing deposits	28,686			17,872
Non-interest bearing liabilities	22,042			18,994
Shareholders' equity	223,677			200,058
Noncontrolling interest	—			33
Total liabilities and shareholders' equity	$1,836,284			$1,125,701

Net interest income and interest rate spread		$15,641	3.67%		$8,709	3.39%

Net interest margin			3.76			3.52

Ratio of average interest-earning assets to average interest-bearing liabilities			108.00%			111.73%

(1)	Average loan and lease balances include non-accruing loans.

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

	Three months ended March 31,
	2017 vs. 2016
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$84	$120	$204
Investment securities	(7)	79	72
Loans held for sale	269	(740)	(471)
Loans and leases held for investment	446	8,774	9,220
Total interest income	792	8,233	9,025
Interest expense:
Interest bearing checking	5	45	50
Money market accounts	40	201	241
Certificates of deposit	(108)	1,916	1,808
Other borrowings	(2)	(4)	(6)
Total interest expense	(65)	2,158	2,093
Net interest income	$857	$6,075	$6,932
Provision for Loan and Lease Losses. The provision for loan and lease losses represents the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan and lease losses at a level that is appropriate in relation to the estimated losses inherent in the loan and lease portfolio. A number of factors are considered in determining the required level of loan and lease loss reserves and the provision required to achieve the appropriate reserve level, including loan and lease growth, credit risk rating trends, nonperforming loan and lease levels, delinquencies, loan and lease portfolio concentrations and economic and market trends.
The provision for loan and lease losses for the first quarter of 2017 was $1.5 million compared to $1.4 million for the same period of 2016, a slight increase of $66 thousand, or 4.6%. The relatively stable level of provision for loan and lease losses for the first quarter of 2017 and 2016 was principally driven by improvements in SBA-specific loss rates for newer verticals and lower levels of required specific reserves on impaired loans combined with the migration to internal Company-specific loss rates for maturing verticals which was partially offset by an increase in reserves due to loan volume and the effect of higher net charge-offs.
Loans and leases held for investment as of March 31, 2017 increased by $685.6 million compared to March 31, 2016. A significant portion of the increase was the result of the Company transferring $318.8 million in unguaranteed SBA loans and leases from being classified as held for sale to held for investment during the second quarter of 2016. Timing of this transfer was largely influenced by the intent and ability to retain quality credits with higher long term yields.
Net charge-offs were $1.5 million, or 0.63% of average quarterly loans and leases held for investment on an annualized basis, for the three months ended March 31, 2017, compared to net charge-offs of $232 thousand, or 0.30%, for the three months ended March 31, 2016. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for loan and lease losses.
In addition, at March 31, 2017, nonperforming loans and leases not guaranteed by the SBA totaled $3.6 million, which was 0.4% of the held-for-investment loan and lease portfolio compared to $2.4 million, or 0.8%, of loans and leases held for investment at March 31, 2016.
Losses inherent in loan relationships are mitigated if a portion of the loan is guaranteed by the SBA or USDA. A typical SBA 7(a) loan carries a 75% guarantee while USDA guarantees range from 60% to 80% depending on loan size, which reduces the risk profile of these loans. The Company believes that its focus on compliance with regulations and guidance from the SBA and USDA are key factors to managing this risk.

Noninterest Income
Noninterest income is principally comprised of net gains from the sale of SBA and USDA-guaranteed loans along with loan servicing revenue and revaluation. Revenue from the sale of loans depends upon the volume, maturity structure and rates of underlying loans as well as the pricing and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Other less common elements of noninterest income include nonrecurring gains and losses on investments.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Noninterest income
Loan servicing revenue	$5,923	$4,784	$1,139	23.81%
Loan servicing asset revaluation	(2,009)	(26)	(1,983)	7,626.92
Net gains on sales of loans	18,952	16,425	2,527	15.39
Construction supervision fee income	429	630	(201)	(31.90)
Title insurance income	1,438	—	1,438	100.00
Other noninterest income	1,020	619	401	64.78
Total noninterest income	$25,753	$22,432	$3,321	14.80%
For the three months ended March 31, 2017, noninterest income increased by $3.3 million, or 14.8%, compared to the three months ended March 31, 2016. Increases in the serviced loan portfolio and the volume of loans sold in the secondary market combined to generate $1.1 million of increased servicing revenue and $2.5 million of increased net gains on sale of loans. Also driving increased levels of noninterest income was $1.4 million in title insurance revenue from the acquisition of a nationwide title insurance business on February 1, 2017. Offsetting the increase in noninterest income from the same period a year ago was a higher negative loan servicing revaluation adjustment of $2.0 million.
The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended March 31,		For years ended December 31,
	2017	2016	2016	2015	2014	2013
Amount of loans and leases originated	$468,663	$284,530	$1,537,010	$1,158,640	$848,090	$498,752
Guaranteed portions of loans sold	208,715	155,643	761,933	640,886	433,912	339,342
Outstanding balance of guaranteed loans sold (1)	2,410,791	1,894,428	2,278,618	1,779,989	1,302,828	1,005,764

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for all loans that the Bank originates, including loans sold, are retained by the Bank. In exchange for continuing to service loans that are sold, the Bank receives fee income represented in loan servicing revenue equivalent to one percent of the outstanding balance of SBA loans sold and 0.40% of the outstanding balance of USDA loans sold. In addition, the cost of servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For three months ended March 31, 2017, loan servicing revenue increased $1.1 million, or 23.8% , compared to the three months ended March 31, 2016, as a result of an increase in the average outstanding balance of guaranteed loans sold. At March 31, 2017, the outstanding balance of SBA guaranteed loans sold in the secondary market was $2.29 billion, with a weighted average servicing rate of 1.04%. At March 31, 2016, the outstanding balance of SBA guaranteed loans sold was $1.89 billion, with a weighted average servicing rate of 1.06%. Prior to January 2010, the Company sold SBA guaranteed loans for servicing in excess of 1.0%. As those loans sold for servicing fee rates in excess of 1.0% prior to fiscal year 2010 amortize, the Company expects that the weighted average servicing rate for SBA guaranteed loans will approach and stabilize at approximately 1.0%.
Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended March 31, 2017, there was a net negative loan servicing revaluation adjustment of $2.0 million compared to a net negative revaluation adjustment of $26 thousand for the three months ended March 31, 2016. The higher negative service loan revaluation amount for 2017 was primarily due to an increase in prepayment rates and a decline in the premium market.
Net Gains on Sale of Loans: For the three months ended March 31, 2017, net gains on sales of loans increased $2.5 million, or 15.4%, compared to the three months ended March 31, 2016, driven largely by the higher volume of loans sold during the first quarter of 2017 partially offset by a reduction in the average net gain on sale of loans. For the three months ended March 31, 2017, the volume of guaranteed loans sold increased $53.1 million, or 34.1%, to $208.7 million from $155.6 million for the three months ended March 31, 2016. The volume-driven increases in the net gain on loan sale comparisons were partially mitigated by lower average premiums paid in the secondary market. The lower average premiums paid in the first quarter of 2017 were also driven by increased USDA guaranteed loan sales which commonly receive lower premiums than SBA guaranteed loan sales. The average net gain on sale of loans for the three months ended March 31, 2017 was somewhat lower at $91 thousand of revenue for each $1 million in loans sold, compared to $106 thousand of revenue for each $1 million in loans sold for the three months ended March 31, 2016.

Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2016/2017 Increase (Decrease)
	2017	2016	Amount	Percent
Noninterest expense
Salaries and employee benefits	$18,682	$12,993	$5,689	43.79%
Non-staff expenses:
Travel expense	1,598	1,846	(248)	(13.43)
Professional services expense	1,736	528	1,208	228.79
Advertising and marketing expense	1,485	963	522	54.21
Occupancy expense	1,195	1,193	2	0.17
Data processing expense	1,696	1,208	488	40.40
Equipment expense	1,074	551	523	94.92
Other loan origination and maintenance expense	1,005	574	431	75.09
FDIC insurance	726	148	578	390.54
Other expense	3,788	1,707	2,081	121.91
Total non-staff expenses	14,303	8,718	5,585	64.06
Total noninterest expense	$32,985	$21,711	$11,274	51.93%
Total noninterest expense for the three months ended March 31, 2017 increased $11.3 million, or 51.9%, compared to the same period in 2016. The increase in noninterest expense was predominately impacted by increased personnel, professional services and other expenses predominantly driven by the significant growth of the Company's core business. Changes in various components of noninterest expense are discussed below.
Salaries and employee benefits: Total personnel expense for the three months ended March 31, 2017 increased by $5.7 million, or 43.8%, compared to the same period in 2016. A significant driver for this increase was the acquisition of a nationwide title insurance business on February 1, 2017 with 54 full-time and 5 part-time employees. Also contributing to the growth in personnel expense was continued investment in human capital to support the growing loan and lease production from new and existing verticals as well as development of a new small-loan and deposit platform. Total full-time equivalent employees increased from 381 at March 31, 2016 to 476 at March 31, 2017. Salaries and employee benefits expense included $1.8 million and $659 thousand of stock based compensation in the three months ended March 31, 2017 and 2016, respectively. Expenses related to the employee stock purchase program, stock grants, stock options, stock option compensation and restricted stock expense are all considered stock based compensation.
Of the total stock based compensation, $346 thousand for the first quarter of 2017 included in salaries and employee benefits is related to restricted stock unit ("RSU") awards with a market price condition of $34 per share for key employee retention with an effective grant date of May 24, 2016. See Note 10 - Stock Plans in the March 31, 2016 10-Q for more information.

Professional services expense: For the three months ended March 31, 2017, total professional services expense increased $1.2 million, or 228.8%, compared to the same period in 2016. The primary driver of this increase was advisory, consulting, and due diligence expenses related to the February 2017 acquisition of a title insurance business.
Advertising and marketing expense: For the three months ended March 31, 2017, total advertising and marketing expense increased $522 thousand, or 54.2%, compared to the same period in 2016. The primary driver of the increase in advertising and marketing expense was the cost of growing brand recognition in new and existing verticals.
Equipment expense: For the three months ended March 31, 2017, the total costs associated with equipment increased $523 thousand, or 94.9%, compared to the same period in 2016. A primary driver of this increase was the result of the Company assessing and changing its estimated useful lives of aircraft transportation. As a result of this analysis, the Company revised its original useful life estimate of 20 years and currently estimates that its aircraft transportation will have a useful life of 10 years.

FDIC insurance: For the three months ended March 31, 2017, total Federal Deposit Insurance Corporation (FDIC) insurance expense increased $578 thousand, or 390.5%, compared to the same period in 2016. This increase was the result of revised premium requirements of all FDIC-insured financial institutions in the latter part of 2016.
Other expense: For the three months ended March 31, 2017, the total costs associated with other expenses increased $2.1 million, or 121.9%, compared to the same period in 2016. The increase in other expenses was comprised predominately of charitable initiatives of $704 thousand, costs associated with the newly acquired title company of $700 thousand and a loss incurred upon the trade-in of an existing aircraft of $206 thousand.
Income Tax Expense
The effective tax rates for the three months ended March 31, 2017 and 2016 were 11.5% and 41.4%, respectively. The effective rate of 11.5% in the first quarter of 2017 principally reflected the generation of investment tax credits by the solar panel leasing activity under the Company’s strategic initiatives in the renewable energy sector. The tax rate also benefited from the adoption of a new accounting pronouncement related to the treatment of share based compensation issued by the Financial Accounting Standards Board that was effective January 1, 2017; "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," also referred to as ASU 2016-09.
Discussion and Analysis of Financial Condition
March 31, 2017 vs. December 31, 2016
Total assets at March 31, 2017 were $1.93 billion, an increase of $176.9 million, or 10.1%, compared to total assets of $1.76 billion at December 31, 2016. The growth in total assets was principally driven by the following:

•
Growth in loan and lease originations combined with longer retention times of loans held for sale, comprised largely of loans intentionally held for longer periods and those in newer verticals which require a period of loan advances to become fully funded prior to being sold;

•	Growth in premises and equipment related primarily to construction of a new aircraft hangar and the addition of two new aircraft in replacement of two older aircraft; and

•	Increased levels of deposits of $154.1 million, arising from successful deposit gathering campaigns.
Cash and cash equivalents were $158.9 million at March 31, 2017, a decrease of $79.1 million, or 33.2%, compared to $238.0 million at December 31, 2016. This decrease was primarily as a result of loan and lease originations, investments in new initiatives and fixed asset infrastructure outpacing loan sales and growth in deposit gathering.
Total investment securities decreased $2.4 million during the first three months of 2017, from $71.1 million at December 31, 2016, to $68.6 million at March 31, 2017, a decrease of 3.4%. The portfolio is comprised of US government agency securities, residential mortgage-backed securities and a mutual fund.
Loans held for sale increased $118.2 million, or 30.0%, during the first three months of 2017, from $394.3 million at December 31, 2016, to $512.5 million at March 31, 2017. The increase was primarily the result of strong growth in loan origination activities throughout the first quarter of 2017 combined with intentional retention of certain loans for longer periods of time.
Loans and leases held for investment increased $91.7 million, or 10.1%, during the first three months of 2017, from $907.6 million at December 31, 2016, to $999.3 million at March 31, 2017. The increase was primarily the result of robust loan and lease growth from origination activities during the first quarter of 2017.
Premises and equipment, net increased $36.7 million, or 56.8%, during the first quarter of 2017. This increase was primarily driven by construction of a new aircraft hangar and the replacement of two older aircraft with two new aircraft better suited to service the Company's growing nationwide customer base.
Servicing assets increased $1.6 million, or 3.1%, during the first three months of 2017, from $52.0 million at December 31, 2016, to $53.6 million at March 31, 2017. The increase in servicing assets is primarily the result of loan sales significantly outpacing the amortization of the existing serviced portfolio.
Other assets increased $11.3 million, or 30.6%, during the first quarter of 2017, from $37.0 million at December 31, 2016 to $48.3 million at March 31, 2017. The increase in other assets was primarily driven by the first quarter 2017 acquisition of the nationwide title insurance business. As a result of this transaction, other assets includes goodwill and intangible assets of $7.2 million and $5.4 million, respectively.

Total deposits were $1.64 billion at March 31, 2017, an increase of $154.1 million, or 10.4%, from $1.49 billion at December 31, 2016. The increase in deposits was driven by success of deposit gathering campaigns to support the growth in loan and lease originations.
Short term borrowings were $13.1 million at March 31, 2017. At December 31, 2016, the Company did not carry a balance of short term borrowings. This increase was a result of the Company utilizing a revolving line of credit with an unaffiliated commercial bank for $8.1 million and purchasing $5.0 million in overnight federal funds from a correspondent bank for liquidity purposes.
Other liabilities increased $6.7 million, or 34.5%, during the first three months of 2017, from $19.5 million at December 31, 2016 to $26.2 million at March 31, 2017. The increase in other liabilities was principally driven by a $4.5 million contingent liability recorded in the first quarter of 2017 related to the acquisition of the title insurance business combined with an increase in deferred tax liabilities of $3.0 million related to reversal of deferred tax assets recorded for the significant RSU grants which vested early in the first quarter of 2017.
Shareholders’ equity at March 31, 2017 was $226.2 million as compared to $222.8 million at December 31, 2016. The book value per share was $6.54 at March 31, 2017 and average equity to average assets was 12.2% for the three months ended March 31, 2017, compared to a book value per share of $6.51 at December 31, 2016 and average equity to average assets of 14.6% for the year ended December 31, 2016. The change in shareholders’ equity principally represents net income to common shareholders for the three months ended March 31, 2017 of $6.1 million combined with stock based compensation expense of $2.0 million and $565 thousand related to the issuance of stock in the title insurance company acquisition, partially offset by cash withheld in lieu of issuing restricted stock upon vesting of $4.8 million and $692 thousand in dividends.
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
The following table provides information with respect to nonperforming assets and troubled debt restructurings at the dates indicated.

	March 31, 2017	December 31, 2016
Nonperforming assets:
Total nonperforming loans (all on nonaccrual)	$22,469	$23,781
Total accruing loans past due 90 days or more	—	—
Foreclosed assets	1,706	1,648
Total troubled debt restructurings	9,120	9,856
Less nonaccrual troubled debt restructurings	(6,997)	(7,688)
Total performing troubled debt restructurings	2,123	2,168
Total nonperforming assets and troubled debt restructurings	$26,298	$27,597
Total nonperforming loans to total loans and leases held for investment	2.25%	2.62%
Total nonperforming loans to total assets	1.16%	1.36%
Total nonperforming assets and troubled debt restructurings to total assets	1.36%	1.57%

	March 31, 2017	December 31, 2016
Nonperforming assets guaranteed by U.S. government:
Total nonperforming loans guaranteed by the SBA (all on nonaccrual)	$18,827	$18,997
Total accruing loans past due 90 days or more guaranteed by the SBA	—	—
Foreclosed assets guaranteed by the SBA	1,402	1,402
Total troubled debt restructurings guaranteed by the SBA	6,088	6,723
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(5,977)	(6,602)
Total performing troubled debt restructurings guaranteed by SBA	111	121
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$20,340	$20,520
Total nonperforming loans not guaranteed by the SBA to total held for investment loans and leases	0.36%	0.53%
Total nonperforming loans not guaranteed by the SBA to total assets	0.19%	0.27%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.31%	0.40%
Total nonperforming assets and troubled debt restructurings at March 31, 2017 were $26.3 million, which represented a $1.3 million, or 4.7%, decrease from December 31, 2016. Total nonperforming assets at March 31, 2017 were comprised of $22.5 million in nonaccrual loans and $1.7 million in foreclosed assets. Of the $26.3 million of nonperforming assets and troubled debt restructurings ("TDRs"), $20.3 million carried an SBA guarantee, leaving an unguaranteed exposure of $6.0 million in total nonperforming assets and TDRs at March 31, 2017. The unguaranteed exposure in total nonperforming assets and TDRs at December 31, 2016 was $7.1 million. Unguaranteed exposure relating to nonperforming assets and TDRs at March 31, 2017 decreased by $1.1 million, or 15.8%, compared to December 31, 2016.
As a percentage of the Bank’s total capital, nonperforming loans represented 14.0% at March 31, 2017, compared to nonperforming loans of 15.3% of the Bank’s total capital at December 31, 2016. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at March 31, 2017 and December 31, 2016 were 2.3% and 3.1%, respectively.
As of March 31, 2017 and December 31, 2016, potential problem and impaired loans totaled $63.4 million and and $64.1 million, respectively. Risk Grades 5 through 8 represent the spectrum of criticized and impaired loans. At March 31, 2017, the portion of criticized loans guaranteed by the SBA totaled $28.3 million resulting in unguaranteed exposure risk of $35.1 million, or 3.7% of total held for investment unguaranteed exposure. This compares to the December 31, 2016 portion of criticized loans guaranteed by the SBA which totaled $29.0 million resulting in unguaranteed exposure risk of $35.1 million, or 4.0% of total held for investment unguaranteed exposure. As of March 31, 2017 loans in Veterinary, Healthcare and Independent Pharmacy industry verticals comprise the largest portion of the total potential problem and impaired loans at 33.7%, 25.2% and 23.6%, respectively. As of December 31, 2016 loans in the Healthcare and Veterinary industries comprise the largest portion of the total potential problem and impaired loans at 30.8% and 32.9%, respectively. The Company believes that its underwriting and credit quality standards have improved as the business has matured.
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

Management endeavors to be proactive in its approach to identify and resolve special mention (Risk Grade 5) loans and is focused on working with the borrowers and guarantors of these loans to provide loan modifications when warranted. At March 31, 2017 and December 31, 2016, Risk Grade 5 loans totaled $28.1 million and $32.1 million, respectively. The decrease in Risk Grade 5 loans from December 31, 2016 to March 31, 2017 was principally confined to three verticals; Veterinary ($2.7 million or 68.7% of decrease), Independent Pharmacies ($962 thousand or 24.1% of decrease), and Deathcare ($549 thousand or 13.7% of decrease). The decrease in Risk Grade 5 loans from December 31, 2016 to March 31, 2017 was the result of routine credit monitoring in the ongoing risk grade management process.  At March 31, 2017, approximately 97.9% of loans classified as Risk Grade 5 are performing with no current payments past due. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses (“ALLL”), a material estimate which could change significantly in the near-term in the event of rapidly deteriorating credit quality, is established through a provision for loan and lease losses charged to earnings to account for losses that are inherent in the loan and lease portfolio and estimated to occur, and is maintained at a level that management considers appropriate to absorb losses in the portfolio. Loan and lease losses are charged against the ALLL when management believes that the collectibility of the principal loan and lease balance is unlikely. Subsequent recoveries, if any, are credited to the ALLL when received.
Judgment in determining the adequacy of the ALLL is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and as situations and information change.
The ALLL is evaluated on a quarterly basis by management and takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases and current economic conditions and trends that may affect the borrower’s ability to repay.
Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the ALLL, set forth in accounting principles generally accepted in the United States of America (“GAAP”). Methodology for determining the ALLL is generally based on GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The ALLL is determined by the sum of three separate components: (i) the impaired loan or lease component, which addresses specific reserves for impaired loans or leases; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans and leases; and (iii) an unallocated reserve component (if any) based on management’s judgment and experience. The loan and lease pools and impaired loans and leases are mutually exclusive; any loan or lease that is impaired should be excluded from its homogeneous pool for purposes of that pool’s reserve calculation, regardless of the level of impairment.
During the second quarter of 2016, the Company implemented enhancements to the methodology for estimating the allowance for loan and lease losses, including refinements to the measurement of qualitative factors in the estimation process. Management believes these enhancements will improve the precision of the process for estimating the allowance.
The ALLL of $18.2 million at December 31, 2016 slightly decreased by $14 thousand, or 0.1%, to $18.2 million at March 31, 2017. The ALLL, as a percentage of loans and leases held for investment, amounted to 1.8% at March 31, 2017 and 2.0% at December 31, 2016. The relatively stable level of the allowance for loan and lease losses was was principally driven by improvements in industry-specific loss rates and lower levels of required specific reserves on impaired loans combined with the migration to Company-specific loss rates for maturing verticals which was partially offset by an increase in reserves due to loan and lease volume and the effect of higher net charge-offs, as addressed in the Provision for Loan and Lease Losses section of Results of Operations. General reserves as a percentage of non-impaired loans amounted to 1.60% at March 31, 2017 and 1.70% December 31, 2016. See the aforementioned Provision for Loan and Lease Losses section of this section for a discussion of the Company's charge-off experience.
Actual past due loans and leases and charge-offs have increased as management continues to work to improve asset quality. Management believes the ALLL of $18.2 million at March 31, 2017 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan and lease losses in future periods will not exceed the current ALLL or that future increases in the ALLL will not be required. No assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ALLL, thus adversely affecting the Company’s operating results. Additional information on the ALLL is presented in Note 6 to the consolidated financial statements included with this report.

Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At March 31, 2017, the total amount of these four items was $426.8 million, or 22.1% of total assets, a decrease of $69.0 thousand from $495.8 million, or 28.2% of total assets, at December 31, 2016.
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
At March 31, 2017, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, while $100 thousand was pledged for trust activities in the State of Ohio and $2.5 million was pledged for uninsured trust assets, leaving $66.0 million available as lendable collateral.
Contractual Obligations
The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of March 31, 2017. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$541,726	$541,726	$—	$—	$—
Time deposits	1,097,417	824,449	227,752	45,216	—
Short term borrowings	13,100	13,100	—	—	—
Long term borrowings	27,473	895	5,642	20,936	—
Operating lease obligations[1]	2,044	861	1,104	79	—
Total	$1,681,760	$1,381,031	$234,498	$66,231	$—

1	The following obligations only include base rent and does not include any additional payments such as taxes, insurance, maintenance and repairs or common area maintenance.
As of March 31, 2017 and December 31, 2016, the Company had commitments for on-balance sheet instruments in the amount of $4.9 million.
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
The balance sheet is liability-sensitive with a total cumulative gap position of -5.47% at March 31, 2017. The large volume of deposits obtained through nationwide solicitation along with increased fixed-rate loan production has increased the liability-sensitive gap position from the prior quarter. A liability-sensitive position means that net interest income will generally move in the opposite direction as interest rates. For instance, if interest rates increase, net interest income can be expected to decrease, and if interest rates decrease, net interest income can be expected to increase. The Company attempts to mitigate interest rate risk with the majority of assets and liabilities being short-term, adjustable rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.

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

Capital amounts and ratios as of March 31, 2017 and December 31, 2016, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - March 31, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$190,794	12.79%	$67,128	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$208,989	14.01%	$119,339	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$190,794	12.79%	$89,504	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$190,794	10.59%	$72,055	4.00%	N/A	N/A
Bank - March 31, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$142,717	10.01%	$64,168	4.50%	$92,687	6.50%
Total Capital (to Risk-Weighted Assets)	$160,613	11.26%	$114,077	8.00%	$142,596	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$142,717	10.01%	$85,558	6.00%	$114,077	8.00%
Tier 1 Capital (to Average Assets)	$142,717	8.12%	$70,318	4.00%	$87,897	5.00%
Consolidated - December 31, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$206,670	15.31%	$60,732	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$223,559	16.56%	$107,968	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$206,670	15.31%	$80,976	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$206,670	12.00%	$68,919	4.00%	N/A	N/A
Bank - December 31, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$139,078	10.68%	$58,579	4.50%	$84,615	6.50%
Total Capital (to Risk-Weighted Assets)	$155,423	11.94%	$104,141	8.00%	$130,177	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$139,078	10.68%	$78,106	6.00%	$104,141	8.00%
Tier 1 Capital (to Average Assets)	$139,078	8.41%	$66,142	4.00%	$82,678	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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

•	Determination of the allowance for loan losses;

•	Valuation of servicing assets;

•	Valuation of foreclosed assets; and

•	Valuation of earn-out contingent liability.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2017, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2017 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three months ended March 31, 2017, any pending legal proceedings other than nonmaterial proceedings occurring in the ordinary course of business.
Item 1A. Risk Factors
There have been no material changes to the risk factors that have been previously disclosed in the Company’s 2016 Annual Report filed with the SEC.
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

Live Oak Bancshares, Inc.
(Registrant)

Date: May 8, 2017	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)
3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1, filed on June 19, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements*

*    Indicates a document being filed with this Form 10-Q.

**
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.