Form 10-Q
period 2017-06-30
Live Oak Bancshares, Inc.
filed 2017-08-07
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
As of August 4, 2017, there were 30,020,634 shares of the registrant’s voting common stock outstanding and 4,643,530 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Live Oak Bancshares, Inc.
Consolidated Balance Sheets
As of June 30, 2017 (unaudited) and December 31, 2016*
(Dollars in thousands)

	June 30, 2017	December 31, 2016*
Assets
Cash and due from banks	$207,373	$238,008
Certificates of deposit with other banks	5,750	7,250
Investment securities available-for-sale	72,993	71,056
Loans held for sale	609,138	394,278
Loans and leases held for investment	1,084,503	907,566
Allowance for loan and lease losses	(19,560)	(18,209)
Net loans and leases	1,064,943	889,357
Premises and equipment, net	125,008	64,661
Foreclosed assets	2,140	1,648
Servicing assets	53,675	51,994
Other assets	57,087	37,009
Total assets	$2,198,107	$1,755,261
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$40,966	$27,990
Interest-bearing	1,830,755	1,457,086
Total deposits	1,871,721	1,485,076
Short term borrowings	10,000	—
Long term borrowings	52,173	27,843
Other liabilities	26,582	19,495
Total liabilities	1,960,476	1,532,414
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 29,996,318 and 29,530,072 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	150,939	149,966
Class B common stock, no par value, 10,000,000 shares authorized, 4,643,530 and 4,723,530 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	49,168	50,015
Retained earnings	38,041	23,518
Accumulated other comprehensive loss	(517)	(652)
Total equity	237,631	222,847
Total liabilities and shareholders’ equity	$2,198,107	$1,755,261
*    Derived from audited consolidated financial statements.
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Income
For the three and six months ended June 30, 2017 and 2016 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income
Loans and fees on loans	$23,559	$12,902	$43,313	$23,907
Investment securities, taxable	316	252	639	503
Other interest earning assets	470	248	812	386
Total interest income	24,345	13,402	44,764	24,796
Interest expense
Deposits	5,592	3,243	10,135	5,687
Borrowings	361	242	596	483
Total interest expense	5,953	3,485	10,731	6,170
Net interest income	18,392	9,917	34,033	18,626
Provision for loan and lease losses	1,556	3,453	3,055	4,886
Net interest income after provision for loan and lease losses	16,836	6,464	30,978	13,740
Noninterest income
Loan servicing revenue	6,174	5,081	12,097	9,865
Loan servicing asset revaluation	(1,164)	(1,604)	(3,173)	(1,630)
Net gains on sales of loans	18,176	14,555	37,128	30,980
Construction supervision fee income	286	667	715	1,297
Title insurance income	2,397	—	3,835	—
Other noninterest income	798	649	1,818	1,268
Total noninterest income	26,667	19,348	52,420	41,780
Noninterest expense
Salaries and employee benefits	17,968	15,411	36,650	28,404
Travel expense	2,148	2,330	3,746	4,176
Professional services expense	1,424	910	3,160	1,438
Advertising and marketing expense	1,976	1,365	3,461	2,328
Occupancy expense	1,350	1,055	2,545	2,248
Data processing expense	1,858	1,404	3,554	2,612
Equipment expense	1,703	534	2,777	1,085
Other loan origination and maintenance expense	981	621	1,986	1,195
FDIC insurance	724	149	1,450	297
Title insurance closing services expense	785	—	1,190	—
Other expense	2,383	1,353	5,766	3,060
Total noninterest expense	33,300	25,132	66,285	46,843
Income before taxes	10,203	680	17,113	8,677
Income tax expense	408	557	1,206	3,871
Net income	9,795	123	15,907	4,806
Net loss attributable to noncontrolling interest	—	—	—	8
Net income attributable to Live Oak Bancshares, Inc.	$9,795	$123	$15,907	$4,814
Basic earnings per share	$0.28	$0.00	$0.46	$0.14
Diluted earnings per share	$0.27	$0.00	$0.44	$0.14
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$9,795	$123	$15,907	$4,806
Other comprehensive income before tax:
Net unrealized gain on investment securities arising during the period	293	251	220	640
Reclassification adjustment for (gain) loss on sale of securities available-for-sale included in net income	—	—	—	—
Other comprehensive income before tax	293	251	220	640
Income tax expense	(113)	(97)	(85)	(247)
Other comprehensive income, net of tax	180	154	135	393
Total comprehensive income	$9,975	$277	$16,042	$5,199
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Common stock			Retained earnings	Accumulated other comprehensive income (loss)	Non- controlling interest	Total equity
	Shares
	Class A	Class B	Amount
Balance at December 31, 2015	29,449,369	4,723,530	$187,507	$12,140	$(192)	$33	$199,488
Net income (loss)	—	—	—	4,814	—	(8)	4,806
Other comprehensive income	—	—	—	—	393	—	393
Issuance of restricted stock	2,776	—	—	—	—	—	—
Stock option exercises	16,707	—	107	—	—	—	107
Stock option based compensation expense	—	—	1,173	—	—	—	1,173
Restricted stock expense	—	—	2,409	—	—	—	2,409
Dividends (distributions to shareholders)	—	—	—	(1,026)	—	—	(1,026)
Balance at June 30, 2016	29,468,852	4,723,530	$191,196	$15,928	$201	$25	$207,350
Balance at December 31, 2016	29,530,072	4,723,530	$199,981	$23,518	$(652)	$—	$222,847
Net income	—	—	—	15,907	—	—	15,907
Other comprehensive income	—	—	—	—	135	—	135
Issuance of restricted stock	287,190	—	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(4,828)	—	—	—	(4,828)
Employee stock purchase program	12,411	—	241	—	—	—	241
Stock option exercises	58,921	—	456	—	—	—	456
Stock option based compensation expense	—	—	924	—	—	—	924
Restricted stock expense	—	—	2,768	—	—	—	2,768
Stock issued in acquisition of Reltco, Inc.	27,724	—	565	—	—	—	565
Non-voting common stock converted to voting common stock in private sale	80,000	(80,000)	—	—	—	—	—
Dividends (distributions to shareholders)	—	—	—	(1,384)	—	—	(1,384)
Balance at June 30, 2017	29,996,318	4,643,530	$200,107	$38,041	$(517)	$—	$237,631
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$15,907	$4,806
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,062	2,109
Provision for loan losses	3,055	4,886
Amortization of premium on securities, net of accretion	219	79
Amortization (accretion) of discount on unguaranteed loans, net	1,255	156
Deferred tax expense (benefit)	1,427	(1,457)
Originations of loans held for sale	(632,414)	(471,295)
Proceeds from sales of loans held for sale	466,309	322,748
Net gains on sale of loans held for sale	(37,128)	(30,980)
Net loss on sale of foreclosed assets	3	1
Net increase in servicing assets	(1,681)	(4,224)
Net loss on disposal of premises and equipment	213	—
Stock option based compensation expense	924	1,173
Restricted stock expense	2,768	2,409
Stock based compensation expense excess tax benefits	874	—
Business combination contingent consideration fair value adjustment	350	—
Changes in assets and liabilities:
Other assets	(9,463)	(1,301)
Other liabilities	845	478
Net cash used by operating activities	(182,475)	(170,412)
Cash flows from investing activities
Purchases of securities available-for-sale	(6,403)	(14,799)
Proceeds from sales, maturities, calls, and principal paydowns of securities available-for-sale	4,467	2,318
Proceeds from sale/collection of foreclosed assets	—	91
Business combination, net of cash acquired	(7,684)	—
Maturities of certificates of deposit with other banks	1,500	1,750
Loan and lease originations and principal collections, net	(192,018)	(80,162)
Purchases of premises and equipment, net	(63,482)	(433)
Net cash used in investing activities	(263,620)	(91,235)
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
For the six months ended June 30, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities
Net increase in deposits	386,645	336,009
Proceeds from long term borrowings	16,900	—
Repayment of long term borrowings	(670)	(202)
Proceeds from short term borrowings	23,100	—
Repayment of short term borrowings	(5,000)	—
Stock option exercises	456	107
Employee stock purchase program	241	—
Withholding cash issued in lieu of restricted stock	(4,828)	—
Shareholder dividend distributions	(1,384)	(1,368)
Net cash provided by financing activities	415,460	334,546
Net (decrease) increase in cash and cash equivalents	(30,635)	72,899
Cash and cash equivalents, beginning	238,008	102,607
Cash and cash equivalents, ending	$207,373	$175,506

Supplemental disclosure of cash flow information
Interest paid	$10,858	$6,180
Income tax	7,876	2,776

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains on available-for-sale securities, net of taxes	$135	$393
Transfers from loans to foreclosed real estate and other repossessions	495	406
Transfers from foreclosed real estate to SBA receivable	—	9
Transfer of loans held for sale to loans held for investment	4,149	336,263
Transfer of loans held for investment to loans held for sale	18,410	1,848
Transfers from short term borrowings to long term borrowings	8,100	—
Business combination:
Assets acquired (excluding goodwill)	5,766	—
Liabilities assumed	4,681	—
Purchase price	8,351	—
Goodwill recorded	7,266	—
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
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017. The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities Exchange Commission on March 9, 2017 (SEC File No. 001-37497) (the "2016 Annual Report"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2016 Annual Report. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's 2016 Annual Report.
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
Equipment Leasing
The Company purchases new equipment for the purpose of leasing such equipment to customers within its verticals. Equipment purchased to fulfill commitments to commercial renewable energy projects is rented out under operating leases while leases of equipment outside of the renewable energy vertical are generally direct financing leases. Accordingly, leased assets under operating leases are included in premises and equipment while leased assets under direct financing leases are included in loans and leases held for investment.
Direct Financing Leases
Interest income on direct financing leases is recognized when earned.  Unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.  The term of each lease is generally 4-6 years which is consistent with the useful life of the equipment with no residual value.  As of June 30, 2017 the Company had net investments in direct financing lease receivables of $390 thousand.
Operating Leases
The term of each operating lease is generally 10 years. The Company retains ownership of the equipment and associated tax benefits such as investment tax credits and accelerated depreciation. At the end of the lease term, the lessee has the option to renew the lease for two additional terms or purchase the equipment at the then current fair market value.
Rental revenue from operating leases is recognized over a straight-line basis over the term of the lease. Rental equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful life. The useful lives and residual values are generally 15 years and 30%, respectively; however, they are subject to periodic evaluation. Changes in useful lives or residual values will impact depreciation expense and any gain or loss from the sale of used equipment. The estimated useful lives and residual values of the Company's leasing equipment are based on industry disposal experience and the Company's expectations for future sale prices.
If the Company decides to sell or otherwise dispose of rental equipment, it is carried at the lower of cost or fair value less costs to sell or dispose.   Repair and maintenance costs that do not extend the lives of the rental equipment are charged to direct operating expenses at the time the costs are incurred.
As of June 30, 2017 the Company had a net investment of $42.5 million in assets included in premises and equipment that are subject to operating leases.
A maturity analysis of future minimum lease payments under non-cancelable operating leases is as follows:

As of June 30, 2017	Amount
2017	$794
2018	2,966
2019	2,971
2020	2,975
2021	2,978
Thereafter	17,122
Total	$29,806

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Impairment of Long-Lived Assets
The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occurred. Impairment losses, if any, are determined based upon the excess of carrying value over the estimated fair value of the asset. There have been no impairments of long-lived assets.
Change in Accounting Estimate
During 2017, the Company assessed its estimate of the useful lives of the Company’s aircraft transportation. The Company revised its original useful life estimate of 20 years and currently estimates that its aircraft transportation will have a useful life of 10 years. The effects of reflecting this change in accounting estimate on the 2017 consolidated financial statements are as follows:

	Three months ended June 30, 2017	Six months ended June 30, 2017
Decrease in:
Net income	$202	$490
Basic EPS	$0.01	$0.01
Diluted EPS	$0.01	$0.01
Reclassifications
Certain reclassifications have been made to the prior period’s consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.
Note 2. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This standard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. ASU 2014-09 is effective for the Company on January 1, 2018. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for the Company on January 1, 2019. The impact of this standard will depend on the Company's lease portfolio at the time of the adoption and the Company is currently assessing the effect that the adoption of this standard will have on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions for items including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective and adopted by the Company on January 1, 2017. Starting this quarter, stock-based compensation excess tax benefits or deficiencies are reflected in the Consolidated Statements of Income as a component of the income tax expense, where as they previously were recognized in equity. Additionally, the Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity while any cash paid in lieu of shares for tax-withholding being classified as a financing activity. There were no excess tax benefits in the prior period presented for reclassification. Finally, the Company will continue to incorporate actual forfeitures as they occur in the accrual of compensation expense. As a result of the adoption of ASU 2016-09, the Consolidated Statement of Cash Flows for the six months ended June 30, 2017 was adjusted as follows: a $874

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

thousand increase to net cash provided by operating activities and a $4.8 million increase to net cash used in financing activities. The adoption of ASU 2016-09 further resulted in a $0.03 increase in basic EPS and $0.02 increase on diluted EPS for the six months ended June 30, 2017. See Note 9 for information regarding the additional impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This new guidance replaces the incurred loss impairment methodology in current standards with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company is currently evaluating required changes to loan loss estimation models and processes and assessing the effect the implementation of the new standard will have on its consolidated financial statements.
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
In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award should be accounted for as a modification. This guidance indicates modification accounting is required when the fair value, vesting conditions, or classification of the award changes. ASU 2017-09 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its consolidated financial statements.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per share:
Net income available to common shareholders	$9,795	$123	$15,907	$4,814
Weighted-average basic shares outstanding	34,618,721	34,189,217	34,543,229	34,183,004
Basic earnings per share	$0.28	$0.00	$0.46	$0.14
Diluted earnings per share:
Net income available to common shareholders, for diluted earnings per share	$9,795	$123	$15,907	$4,814
Total weighted-average basic shares outstanding	34,618,721	34,189,217	34,543,229	34,183,004
Add effect of dilutive stock options and restricted stock grants	1,323,320	1,016,908	1,228,953	896,656
Total weighted-average diluted shares outstanding	35,942,041	35,206,125	35,772,182	35,079,660
Diluted earnings per share	$0.27	$0.00	$0.44	$0.14
Anti-dilutive shares	245,583	1,807,823	983,174	1,807,823

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
On the acquisition date, the fair value of Reltco included $5.8 million in assets and $4.7 million in liabilities. The total acquisition gross consideration at the time of the transaction, including earn-out contingent consideration was approximately $15.8 million. The acquisition was valued at $12.7 million after consideration of the applicable fair value adjustments to the earn-out, resulting in the Company paying $7.8 million in cash and issuing 27,724 shares of its common stock at closing in addition to an earn-out of up to 184,012 shares of its stock and $3.8 million in cash, in exchange for all of the outstanding shares of Reltco. The earn-out was recorded as a $4.3 million contingent liability on the acquisition date and is earned proportionally based on the ratio of the new subsidiary's actual future aggregate net income after tax divided by a target net income after tax of approximately $6.0 million over the four year earn-out period. Fair value measurement of the earn-out was calculated using the Monte Carlo Simulation. The Monte Carlo Simulation simulates 100,000 trials to assess the expected market price as of the earn-out measurement date at the end of each of the next four years based on the Cox, Ross & Rubinstein option pricing methodology. The Monte Carlo Simulation utilized various assumptions that include a risk free rate of return through the end of each measurement period equivalent to that of a U.S. Treasury, expected volatility of 30.00% over four years and a dividend yield of 0.40%.
The merger was accounted for in accordance with the acquisition method of accounting, and the identifiable assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date separately from goodwill. The estimated fair values of assets acquired and liabilities assumed are based on the information available at the date of the acquisition. Management continues to evaluate these fair values, which are subject to revision as additional information becomes available. During the one year measurement period, contingent consideration is recorded at fair value based on the terms of the purchase agreement with subsequent quarterly changes in fair value recorded through earnings. For the three and six months ended June 30, 2017 the Company recorded expense of $150 thousand and $350 thousand, respectively, related to the increased fair value of contingent consideration using the Monte Carlo Simulation. The assumptions utilized include a risk free rate of return through the end of each measurement period equivalent to that of a U.S. Treasury, expected volatility of 30.00% over the remaining 3.5 years and a dividend yield of 0.33%.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the allocation of the purchase price on the date of acquisition to assets acquired and the liabilities assumed based on their estimated fair values (dollars in thousands, except per share data):

Fair value of assets acquired
Cash	$102
Accounts receivable	159
Intangible assets	5,505
Total assets acquired	5,766
Fair value of liabilities assumed
Contingent consideration	4,300
Accounts payable and other liabilities	381
Total liabilities assumed	4,681
Net assets acquired	$1,085
Purchase price
Common shares issued	27,724
Purchase price per share of the Company’s common stock	$20.38
Company common stock issued	565
Cash	7,786
Total purchase price	8,351
Goodwill	$7,266
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
The Company recorded merger expenses of $766 thousand during the six month period ended June 30, 2017. The company recorded $10 thousand in merger expenses during the three and six months period ended June 30, 2016.
The following pro forma financial information for the quarters ended June 30, 2017 and 2016 reflects the Company's estimated consolidated pro forma results of operations as if the Reltco acquisition occurred on January 1, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue (net interest income and noninterest income)	$51,012	$36,086	$97,952	$72,503
Net income available to common stockholders	9,795	856	15,945	5,769
Basic earnings per share	0.28	0.03	0.46	0.17
Diluted earnings per share	0.27	0.02	0.45	0.16
Note 5. Investment Securities
The carrying amount of investment securities and their approximate fair values are reflected in the following table:

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
US government agencies	$17,820	$16	$34	$17,802
Residential mortgage-backed securities	53,963	1	785	53,179
Mutual fund	2,050	—	38	2,012
Total	$73,833	$17	$857	$72,993

December 31, 2016
US government agencies	$17,803	$52	$32	$17,823
Residential mortgage-backed securities	52,301	3	1,031	51,273
Mutual fund	2,012	—	52	1,960
Total	$72,116	$55	$1,115	$71,056
There were no sales of securities during the three and six months ended June 30, 2017 and June 30, 2016.
The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$6,498	$34	$—	$—	$6,498	$34
Residential mortgage-backed securities	32,480	516	13,881	269	46,361	785
Mutual fund	2,012	38	—	—	2,012	38
Total	$40,990	$588	$13,881	$269	$54,871	$857
	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$6,508	$32	$—	$—	$6,508	$32
Residential mortgage-backed securities	49,109	1,017	1,635	14	50,744	1,031
Mutual fund	1,960	52	—	—	1,960	52
Total	$57,577	$1,101	$1,635	$14	$59,212	$1,115
At June 30, 2017, there were seven residential mortgage-backed securities in unrealized loss positions for greater than 12 months and seventeen residential mortgage-backed securities, three US government agency securities and the 504 Fund mutual fund investment in an unrealized loss position for less than 12 months. Unrealized losses at December 31, 2016 were comprised of two residential mortgage-backed securities in unrealized loss positions for greater than 12 months and three US government agency securities, twenty-two residential mortgage-backed securities and the 504 Fund mutual fund investment in an unrealized loss position for less than 12 months.
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
All residential mortgage-backed securities in the Company’s portfolio at June 30, 2017 and December 31, 2016 were backed by US government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following is a summary of investment securities by maturity:

	June 30, 2017
	Available-for-Sale
	Amortized cost	Fair value
US government agencies
Within one year	$9,981	$9,986
One to five years	7,839	7,816
Total	17,820	17,802

Residential mortgage-backed securities
Five to ten years	7,906	7,848
After 10 years	46,057	45,331
Total	53,963	53,179

Total	$71,783	$70,981
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled. This table excludes the 504 Fund mutual fund investment.
At December 31, 2016, an investment security with a fair market value of $1.5 million was pledged to secure a line of credit with the Company’s correspondent bank. At June 30, 2017, the security pledged to secure a line of credit with the Company's correspondent bank was released. At June 30, 2017 and December 31, 2016, an investment security with a fair market value of $100 thousand was pledged to the Ohio State Treasurer to allow the Company's trust department to conduct business in the state of Ohio and investment securities with a fair market value of $2.5 million and $1.2 million, respectively, were pledged to the Company's trust department for uninsured trust assets held by the trust department.
Note 6. Loans and Leases Held for Investment and Allowance for Loan and Lease Losses
Loan and Lease Portfolio Segments
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
Commercial Real Estate

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans and leases consist of the following:

	June 30, 2017	December 31, 2016
Commercial & Industrial
Agriculture	$2,673	$1,714
Death Care Management	10,857	9,684
Healthcare	39,133	37,270
Independent Pharmacies	95,070	83,677
Registered Investment Advisors	80,868	68,335
Veterinary Industry	42,276	38,930
Other Industries	136,344	94,836
Total	407,221	334,446
Construction & Development
Agriculture	37,108	32,372
Death Care Management	4,385	3,956
Healthcare	40,252	30,467
Independent Pharmacies	1,319	2,013
Registered Investment Advisors	366	294
Veterinary Industry	14,325	11,514
Other Industries	39,163	31,715
Total	136,918	112,331
Commercial Real Estate
Agriculture	5,514	5,591
Death Care Management	58,130	52,510
Healthcare	114,343	114,281
Independent Pharmacies	18,116	15,151
Registered Investment Advisors	14,715	11,462
Veterinary Industry	104,879	102,906
Other Industries	84,911	46,245
Total	400,608	348,146
Commercial Land
Agriculture	141,110	113,569
Total	141,110	113,569
Total Loans and Leases[1]	1,085,857	908,492
Net Deferred Costs	8,475	7,648
Discount on SBA 7(a) and USDA Unguaranteed[2]	(9,829)	(8,574)
Loans and Leases, Net of Unearned	$1,084,503	$907,566

1	Total loans and leases include $39.0 million and $37.7 million of U.S. government guaranteed loans as of June 30, 2017 and December 31, 2016, respectively.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables summarize the risk grades of each category:

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
June 30, 2017
Commercial & Industrial
Agriculture	$2,442	$231	$—	$2,673
Death Care Management	10,628	119	110	10,857
Healthcare	30,078	2,440	6,615	39,133
Independent Pharmacies	84,555	5,642	4,873	95,070
Registered Investment Advisors	76,349	2,433	2,086	80,868
Veterinary Industry	38,342	1,811	2,123	42,276
Other Industries	136,174	170	—	136,344
Total	378,568	12,846	15,807	407,221
Construction & Development
Agriculture	37,108	—	—	37,108
Death Care Management	4,385	—	—	4,385
Healthcare	40,252	—	—	40,252
Independent Pharmacies	1,319	—	—	1,319
Registered Investment Advisors	366	—	—	366
Veterinary Industry	14,325	—	—	14,325
Other Industries	39,163	—	—	39,163
Total	136,918	—	—	136,918
Commercial Real Estate
Agriculture	5,514	—	—	5,514
Death Care Management	51,370	4,237	2,523	58,130
Healthcare	108,388	4,168	1,787	114,343
Independent Pharmacies	14,145	1,803	2,168	18,116
Registered Investment Advisors	14,567	148	—	14,715
Veterinary Industry	89,508	2,498	12,873	104,879
Other Industries	84,911	—	—	84,911
Total	368,403	12,854	19,351	400,608
Commercial Land
Agriculture	139,792	1,122	196	141,110
Total	139,792	1,122	196	141,110
Total[1]	$1,023,681	$26,822	$35,354	$1,085,857

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
December 31, 2016
Commercial & Industrial
Agriculture	$1,656	$58	$—	$1,714
Death Care Management	9,452	121	111	9,684
Healthcare	28,723	681	7,866	37,270
Independent Pharmacies	73,948	6,542	3,187	83,677
Registered Investment Advisors	65,297	2,246	792	68,335
Veterinary Industry	34,407	1,967	2,556	38,930
Other Industries	94,736	100	—	94,836
Total	308,219	11,715	14,512	334,446
Construction & Development
Agriculture	32,061	—	311	32,372
Death Care Management	3,956	—	—	3,956
Healthcare	30,467	—	—	30,467
Independent Pharmacies	2,013	—	—	2,013
Registered Investment Advisors	294	—	—	294
Veterinary Industry	9,725	1,789	—	11,514
Other Industries	31,715	—	—	31,715
Total	110,231	1,789	311	112,331
Commercial Real Estate
Agriculture	5,591	—	—	5,591
Death Care Management	46,427	4,314	1,769	52,510
Healthcare	103,097	7,142	4,042	114,281
Independent Pharmacies	12,654	1,968	529	15,151
Registered Investment Advisors	11,462	—	—	11,462
Veterinary Industry	88,168	3,995	10,743	102,906
Other Industries	46,245	—	—	46,245
Total	313,644	17,419	17,083	348,146
Commercial Land
Agriculture	112,333	1,138	98	113,569
Total	112,333	1,138	98	113,569
Total[1]	$844,427	$32,061	$32,004	$908,492

1
Total loans and leases include $39.0 million of U.S. government guaranteed loans as of June 30, 2017, segregated by risk grade as follows: Risk Grades 1 – 4 = $12.6 million, Risk Grade 5 = $3.2 million, Risk Grades 6 – 8 = $23.2 million. As of December 31, 2016, total loans and leases include $37.7 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $8.7 million, Risk Grade 5 = $7.7 million, Risk Grades 6 – 8 = $21.3 million.

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

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
June 30, 2017
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$2,673	$2,673	$—
Death Care Management	—	—	—	—	—	10,857	10,857	—
Healthcare	557	94	942	3,937	5,530	33,603	39,133	—
Independent Pharmacies	—	—	126	3,634	3,760	91,310	95,070	—
Registered Investment Advisors	—	—	—	707	707	80,161	80,868	—
Veterinary Industry	30	40	557	1,085	1,712	40,564	42,276	—
Other Industries	—	—	—	—	—	136,344	136,344	—
Total	587	134	1,625	9,363	11,709	395,512	407,221	—
Construction & Development
Agriculture	—	—	—	—	—	37,108	37,108	—
Death Care Management	—	—	—	—	—	4,385	4,385	—
Healthcare	—	—	—	—	—	40,252	40,252	—
Independent Pharmacies	—	—	—	—	—	1,319	1,319	—
Registered Investment Advisors	—	—	—	—	—	366	366	—
Veterinary Industry	—	—	—	—	—	14,325	14,325	—
Other Industries	—	—	—	—	—	39,163	39,163	—
Total	—	—	—	—	—	136,918	136,918	—
Commercial Real Estate
Agriculture	—	—	—	—	—	5,514	5,514	—
Death Care Management	—	—	179	1,423	1,602	56,528	58,130	—
Healthcare	40	466	118	832	1,456	112,887	114,343	—
Independent Pharmacies	—	—	—	2,168	2,168	15,948	18,116	—
Registered Investment Advisors	—	—	—	—	—	14,715	14,715	—
Veterinary Industry	1,978	4,455	135	3,212	9,780	95,099	104,879	—
Other Industries	—	—	—	—	—	84,911	84,911	—
Total	2,018	4,921	432	7,635	15,006	385,602	400,608	—
Commercial Land
Agriculture	196	—	—	—	196	140,914	141,110	—
Total	196	—	—	—	196	140,914	141,110	—
Total[1]	$2,801	$5,055	$2,057	$16,998	$26,911	$1,058,946	$1,085,857	$—

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
December 31, 2016
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$1,714	$1,714	$—
Death Care Management	—	—	—	—	—	9,684	9,684	—
Healthcare	—	272	496	5,920	6,688	30,582	37,270	—
Independent Pharmacies	42	293	408	2,349	3,092	80,585	83,677	—
Registered Investment Advisors	—	—	—	—	—	68,335	68,335	—
Veterinary Industry	32	151	646	1,441	2,270	36,660	38,930	—
Other Industries	—	—	—	—	—	94,836	94,836	—
Total	74	716	1,550	9,710	12,050	322,396	334,446	—
Construction & Development
Agriculture	231	80	—	—	311	32,061	32,372	—
Death Care Management	—	—	—	—	—	3,956	3,956	—
Healthcare	—	—	—	—	—	30,467	30,467	—
Independent Pharmacies	—	—	—	—	—	2,013	2,013	—
Registered Investment Advisors	—	—	—	—	—	294	294	—
Veterinary Industry	—	—	—	—	—	11,514	11,514	—
Other Industries	—	—	—	—	—	31,715	31,715	—
Total	231	80	—	—	311	112,020	112,331	—
Commercial Real Estate
Agriculture	—	—	—	—	—	5,591	5,591	—
Death Care Management	—	—	188	1,423	1,611	50,899	52,510	—
Healthcare	—	—	3,180	45	3,225	111,056	114,281	—
Independent Pharmacies	—	—	—	529	529	14,622	15,151	—
Registered Investment Advisors	—	—	—	—	—	11,462	11,462	—
Veterinary Industry	898	3,981	737	5,158	10,774	92,132	102,906	—
Other Industries	—	—	—	—	—	46,245	46,245	—
Total	898	3,981	4,105	7,155	16,139	332,007	348,146	—
Commercial Land
Agriculture	58	40	—	—	98	113,471	113,569	—
Total	58	40	—	—	98	113,471	113,569	—
Total[1]	$1,261	$4,817	$5,655	$16,865	$28,598	$879,894	$908,492	$—

1
Total loans and leases include $39.0 million of U.S. government guaranteed loans as of June 30, 2017, of which $14.7 million is greater than 90 days past due, $3.8 million is 30-89 days past due and $20.5 million is included in current loans and leases as presented above. As of December 31, 2016, total loans and leases include $37.7 million of U.S. government guaranteed loans, of which $13.7 million is greater than 90 days past due, $6.8 million is 30-89 days past due and $17.2 million is included in current loans and leases as presented above.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Nonaccrual Loans and Leases
Loans and leases that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans and leases had been accrued in accordance with the original terms, interest income would have increased by approximately $306 thousand and $162 thousand for the three months ended June 30, 2017 and 2016, respectively, and for the six months ended June 30, 2017 and 2016 interest income would have increased approximately $582 thousand and $301 thousand, respectively. All nonaccrual loans and leases are included in the held for investment portfolio.
Nonaccrual loans and leases as of June 30, 2017 and December 31, 2016 are as follows:

June 30, 2017	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$5,436	$4,542	$894
Independent Pharmacies	3,760	3,304	456
Registered Investment Advisors	707	707	—
Veterinary Industry	1,672	1,547	125
Total	11,575	10,100	1,475
Commercial Real Estate
Death Care Management	1,602	1,264	338
Healthcare	990	776	214
Independent Pharmacies	2,168	1,626	542
Veterinary Industry	5,325	4,371	954
Total	10,085	8,037	2,048
Commercial Land
Agriculture	196	173	23
Total	196	173	23
Total	$21,856	$18,310	$3,546

December 31, 2016	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$6,416	$5,152	$1,264
Independent Pharmacies	2,799	2,204	595
Veterinary Industry	2,119	2,079	40
Total	11,334	9,435	1,899
Construction & Development
Agriculture	231	173	58
Total	231	173	58
Commercial Real Estate
Death Care Management	1,611	1,263	348
Healthcare	3,225	2,731	494
Independent Pharmacies	529	—	529
Veterinary Industry	6,793	5,395	1,398
Total	12,158	9,389	2,769
Commercial Land
Agriculture	58	—	58
Total	58	—	58
Total	$23,781	$18,997	$4,784

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

•	The Present Value of Future Cash Flows method takes into account the amount and timing of cash flows and the effective interest rate used to discount the cash flows.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table details activity in the allowance for loan and lease losses by portfolio segment allowance for the periods presented:

Three months ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
June 30, 2017
Beginning Balance	$1,884	$6,226	$7,846	$2,239	$18,195
Charge offs	—	(19)	(178)	—	(197)
Recoveries	—	4	2	—	6
Provision	(281)	1,283	681	(127)	1,556
Ending Balance	$1,603	$7,494	$8,351	$2,112	$19,560
June 30, 2016
Beginning Balance	$1,163	$2,575	$3,345	$1,533	$8,616
Charge offs	—	—	(100)	(63)	(163)
Recoveries	—	3	400	—	403
Provision	45	1,501	1,956	(49)	3,453
Ending Balance	$1,208	$4,079	$5,601	$1,421	$12,309

Six months ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
June 30, 2017
Beginning Balance	$1,693	$5,897	$8,413	$2,206	$18,209
Charge offs	—	(287)	(1,411)	(35)	(1,733)
Recoveries	—	13	16	—	29
Provision	(90)	1,871	1,333	(59)	3,055
Ending Balance	$1,603	$7,494	$8,351	$2,112	$19,560
June 30, 2016
Beginning Balance	$1,064	$2,486	$2,766	$1,099	$7,415
Charge offs	—	(7)	(368)	(63)	(438)
Recoveries	—	3	443	—	446
Provision	144	1,597	2,760	385	4,886
Ending Balance	$1,208	$4,079	$5,601	$1,421	$12,309
The following tables detail the recorded allowance for loan and lease losses and the investment in loans and leases related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

June 30, 2017	Construction & Development	Commercial Real Estate		Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$—	$1,923		$1,143	$—	$3,066
Loans and leases collectively evaluated for impairment[2]	1,603	5,571		7,208	2,112	16,494
Total allowance for loan and lease losses	$1,603	$7,494	7,494	$8,351	$2,112	$19,560
Loans and leases receivable[1]:
Loans and leases individually evaluated for impairment	$—	$16,728		$7,694	$—	$24,422
Loans and leases collectively evaluated for impairment[2]	136,918	383,880		399,527	141,110	1,061,435
Total loans and leases receivable	$136,918	$400,608		$407,221	$141,110	$1,085,857

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

December 31, 2016	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$—	$1,496	$1,458	$—	$2,954
Loans and leases collectively evaluated for impairment[2]	1,693	4,401	6,955	2,206	15,255
Total allowance for loan and lease losses	$1,693	$5,897	$8,413	$2,206	$18,209
Loans and leases receivable[1]:
Loans and leases individually evaluated for impairment	$—	$16,359	$6,884	$—	$23,243
Loans and leases collectively evaluated for impairment[2]	112,331	331,787	327,562	113,569	885,249
Total loans and leases receivable	$112,331	$348,146	$334,446	$113,569	$908,492

1
Loans and leases receivable includes $39.0 million of U.S. government guaranteed loans as of June 30, 2017, of which $23.3 million are impaired. As of December 31, 2016, loans and leases receivable includes $37.7 million of U.S. government guaranteed loans, of which $22.1 million are considered impaired.

2
Included in loans and leases collectively evaluated for impairment are impaired loans and leases with individual unguaranteed exposure of less than $100 thousand. As of June 30, 2017, these balances totaled $13.3 million, of which $11.6 million are guaranteed by the U.S. government and $1.7 million are unguaranteed. As of December 31, 2016, these balances totaled $12.3 million, of which $10.0 million are guaranteed by the U.S. government and $2.3 million are unguaranteed. The allowance for loan and lease losses associated with these loans and leases totaled $566 thousand and $438 thousand as of June 30, 2017 and December 31, 2016, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans and leases classified as impaired as of the dates presented are summarized in the following tables.

June 30, 2017	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$109	$—	$109
Healthcare	6,613	4,813	1,800
Independent Pharmacies	5,478	3,574	1,904
Registered Investment Advisors	2,101	707	1,394
Veterinary Industry	2,415	1,648	767
Total	16,716	10,742	5,974
Commercial Real Estate
Death Care Management	2,519	1,264	1,255
Healthcare	1,787	1,027	760
Independent Pharmacies	2,167	1,626	541
Veterinary Industry	14,289	8,437	5,852
Total	20,762	12,354	8,408
Commercial Land
Agriculture	190	173	17
Total	190	173	17
Total	$37,668	$23,269	$14,399

December 31, 2016	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$111	$—	$111
Healthcare	7,923	5,453	2,470
Independent Pharmacies	3,514	2,495	1,019
Registered Investment Advisors	796	—	796
Veterinary Industry	2,882	2,199	683
Total	15,226	10,147	5,079
Construction & Development
Agriculture	300	233	67
Total	300	233	67
Commercial Real Estate
Death Care Management	1,768	1,264	504
Healthcare	4,044	2,985	1,059
Independent Pharmacies	528	—	528
Veterinary Industry	13,561	7,518	6,043
Total	19,901	11,767	8,134
Commercial Land
Agriculture	91	—	91
Total	91	—	91
Total	$35,518	$22,147	$13,371

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents evaluated balances of loans and leases classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan and lease fees or costs.

	June 30, 2017
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Death Care Management	$7	$102	$109	$110	$1
Healthcare	5,981	632	6,613	7,155	434
Independent Pharmacies	3,994	1,484	5,478	5,967	152
Registered Investment Advisors	1,472	629	2,101	2,322	572
Veterinary Industry	2,288	127	2,415	2,736	191
Total	13,742	2,974	16,716	18,290	1,350
Commercial Real Estate
Death Care Management	2,047	472	2,519	2,658	218
Healthcare	1,277	510	1,787	1,801	47
Independent Pharmacies	2,167	—	2,167	2,168	437
Veterinary Industry	12,085	2,204	14,289	15,283	1,576
Total	17,576	3,186	20,762	21,910	2,278
Commercial Land
Agriculture	190	—	190	231	4
Total	190	—	190	231	4
Total Impaired Loans and Leases	$31,508	$6,160	$37,668	$40,431	$3,632

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

	Three months ended June 30, 2017		Three months ended June 30, 2016
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$111	$2	$9	$—
Healthcare	6,708	19	4,440	21
Independent Pharmacies	5,647	23	1,935	17
Registered Investment Advisors	2,100	15	379	5
Veterinary Industry	2,448	10	2,640	9
Total	17,014	69	9,403	52
Commercial Real Estate
Death Care Management	2,536	14	1,582	2
Healthcare	1,808	12	1,038	7
Independent Pharmacies	2,169	—	—	—
Veterinary Industry	14,777	133	12,189	84
Total	21,290	159	14,809	93
Commercial Land
Agriculture	196	—	335	—
Total	196	—	335	—
Total	$38,500	$228	$24,547	$145

	Six months ended June 30, 2017		Six months ended June 30, 2016
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$1,776	$3	$9	$—
Healthcare	5,054	41	4,721	32
Independent Pharmacies	5,050	37	1,907	33
Registered Investment Advisors	1,740	30	381	7
Veterinary Industry	8,663	21	2,675	16
Total	22,283	132	9,693	88
Commercial Real Estate
Death Care Management	6,637	19	1,588	3
Healthcare	1,642	24	1,055	9
Independent Pharmacies	1,176	—	—	—
Veterinary Industry	6,663	238	12,319	159
Total	16,118	281	14,962	171
Commercial Land
Agriculture	466	—	429	—
Total	466	—	429	—
Total	$38,867	$413	$25,084	$259

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

There was one TDR made for payment deferral and extension of amortization during the three and six months ended June 30, 2017 and none made during the three months ended June 30, 2016. The TDR had a pre-modification and post-modification recorded investment of $262 thousand. During the six months ended June 30, 2016, there was one commercial and industrial veterinary loan modified for payment deferral. This TDR had a pre-modification and post-modification recorded investment of $420 thousand.
Concessions made to improve a loan and lease’s performance have varying degrees of success. As of June 30, 2017, one TDR that was modified within the twelve months ended June 30, 2017 subsequently defaulted. This TDR was a commercial and industrial healthcare loan that was previously modified for payment deferral. The recorded investment for this TDR at June 30, 2017 was $107 thousand.
As of June 30, 2016, one TDR that was modified within the twelve months ended June 30, 2016 subsequently defaulted. This TDR was a commercial and industrial veterinary loan that was previously modified for payment deferral. The recorded investment for this TDR at June 30, 2016 was $313 thousand.
Note 7. Servicing Assets
Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.30 billion and $2.22 billion at June 30, 2017 and December 31, 2016, respectively.
The following summarizes the activity pertaining to servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$53,584	$47,377	$51,994	$44,230
Additions, net	2,503	3,243	5,885	6,958
Fair value changes:
Due to changes in valuation inputs or assumptions	365	(262)	861	559
Decay due to increases in principal paydowns or runoff	(2,777)	(1,904)	(5,065)	(3,293)
Balance at end of period	$53,675	$48,454	$53,675	$48,454
The fair value of servicing rights was determined using discount rates ranging from 9.0% to 13.2% on June 30, 2017 and 7.6% to 13.1% on June 30, 2016. The fair value of servicing rights was determined using prepayment speeds ranging from 3.1% to 10.2% on June 30, 2017 and 3.4% to 10.1% on June 30, 2016, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the consolidated statements of income.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 8. Borrowings
Total outstanding long term borrowings consisted of the following:

	June 30, 2017	December 31, 2016
Short term borrowings
On June 30, 2017, the Company purchased $10 million in overnight federal funds from a correspondent bank. The line of credit is unsecured and accrues interest based on the daily federal funds rate plus a spread; the rate at June 30, 2017 was 2.25%. This line of credit requires full payment of principal and interest the following business day. The line of credit is fully disbursed and there was no remaining available credit on this line at June 30, 2017.	$10,000	$—
Total short term borrowings	$10,000	$—

	June 30, 2017	December 31, 2016
Long term borrowings
On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive main campus with a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main facility location. Payments were interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments of $146 thousand began in October 2016 with all principal and accrued interest due on September 11, 2021. The construction line is fully disbursed and there was no remaining available credit on this construction line at June 30, 2017.
	$23,396	$23,864
On February 23, 2015, the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The interest rate at June 30, 2017 is 5.00%. The maturity date is October 5, 2019. The pledged collateral is classified in other assets with a fair value of $3.8 million at June 30, 2017. Underlying loans carry a risk grade of 3 and are current with no delinquencies.
	3,777	3,979
On September 18, 2014, the Company entered into a note payable revolving line of credit of $8.1 million with an unaffiliated commercial bank. On April 18, 2017, the Company renewed and increased the revolving line of credit to $25 million. The note is unsecured and accrues interest at Prime minus 0.50% for a term of 24 months. Payments are interest only with all principal and accrued interest due on April 30, 2019. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. The line of credit is fully disbursed and there was no remaining available credit on this line at June 30, 2017.
	25,000	—
Total long term borrowings	$52,173	$27,843
The Company may purchase federal funds though unsecured federal funds lines of credit with various correspondent banks, which totaled $32.5 million and $26.5 million as of June 30, 2017 and December 31, 2016, respectively. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had $10.0 million outstanding on the lines of credit as of June 30, 2017 and no outstanding balances on the lines of credit as of December 31, 2016.
The Company has entered into a repurchase agreement with a third party for $5 million as of June 30, 2017 and December 31, 2016. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of June 30, 2017 and December 31, 2016.
The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $326.3 million and $281.3 million as of June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the Company had approximately $174.0 million and $142.7 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of June 30, 2017 and December 31, 2016.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2017	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$17,802	$—	$17,802	$—
Residential mortgage-backed securities	53,179	—	53,179	—
Mutual fund	2,012	—	2,012	—
Servicing assets[1]	53,675	—	—	53,675
Total assets at fair value	$126,668	$—	$72,993	$53,675

Contingent consideration liability[2]	$4,650	$—	$—	$4,650
Total liabilities at fair value	$4,650	$—	$—	$4,650

December 31, 2016	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$17,823	$—	$17,823	$—
Residential mortgage-backed securities	51,273	—	51,273	—
Mutual fund	1,960	—	1,960	—
Servicing assets[1]	51,994	—	—	51,994
Total assets at fair value	$123,050	$—	$71,056	$51,994

1	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets and various assumptions used in the fair value measurement.

2	See Note 4 for activity related to the recurring Level 3 fair value for the contingent consideration liability and various assumptions used in the fair value measurement.
Non-recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

June 30, 2017	Total	Level 1	Level 2	Level 3
Impaired loans and leases	$27,876	$—	$—	$27,876
Foreclosed assets	2,140	—	—	2,140
Total assets at fair value	$30,016	$—	$—	$30,016

December 31, 2016	Total	Level 1	Level 2	Level 3
Impaired loans and leases	$27,815	$—	$—	$27,815
Foreclosed assets	1,648	—	—	1,648
Total assets at fair value	$29,463	$—	$—	$29,463

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Level 3 Analysis
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2017 and December 31, 2016 the significant unobservable inputs used in the fair value measurements were as follows:
June 30, 2017

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans and Leases	$27,876	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	0% to 25% Weighted average discount rate 5.91%
Foreclosed Assets	$2,140	Discounted appraisals	Appraisal adjustments (1)	10% to 35%
December 31, 2016

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans and Leases	$27,815	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	0% to 25% Weighted average discount rate 5.28%
Foreclosed Assets	$1,648	Discounted appraisals	Appraisal adjustments (1)	10% to 35%

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.
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
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

June 30, 2017	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$207,373	$207,373	$—	$—	$207,373
Certificates of deposit with other banks	5,750	5,751	—	—	5,751
Investment securities, available-for-sale	72,993	—	72,993	—	72,993
Loans held for sale	609,138	—	—	651,110	651,110
Loans and leases, net of allowance for loan and lease losses	1,064,943	—	—	1,040,246	1,040,246
Servicing assets	53,675	—	—	53,675	53,675
Accrued interest receivable	9,062	9,062	—	—	9,062
Financial liabilities
Deposits	1,871,721	—	1,842,800	—	1,842,800
Accrued interest payable	192	192	—	—	192
Short term borrowings	10,000	—	—	10,002	10,002
Long term borrowings	52,173	—	—	53,323	53,323

December 31, 2016	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$238,008	$238,008	$—	$—	$238,008
Certificates of deposit with other banks	7,250	7,236	—	—	7,236
Investment securities, available-for-sale	71,056	—	71,056	—	71,056
Loans held for sale	394,278	—	—	426,220	426,220
Loans and leases, net of allowance for loan and lease losses	889,357	—	—	873,158	873,158
Servicing assets	51,994	—	—	51,994	51,994
Accrued interest receivable	7,520	7,520	—	—	7,520
Financial liabilities
Deposits	1,485,076	—	1,469,173	—	1,469,173
Accrued interest payable	319	319	—	—	319
Long term borrowings	27,843	—	—	29,559	29,559

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

	June 30, 2017	December 31, 2016
Commitments to extend credit	$1,424,861	$1,342,271
Standby letters of credit	1,141	343
Solar purchase commitments	89,645	—
Finance lease commitments	289	—
Airplane purchase agreement commitments	—	21,500
Total unfunded off-balance-sheet credit risk	$1,515,936	$1,364,114
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
As of June 30, 2017 and December 31, 2016, the Company had commitments for on-balance sheet instruments in the amount of $4.6 million and $4.9 million, respectively.
Concentrations of Credit Risk
Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 6. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $5.0 million, except for ten relationships that have a retained unguaranteed exposure of $98.2 million of which $74.3 million of the unguaranteed exposure has been disbursed.
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
Stock Options
Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the three months ended June 30, 2017 and 2016, the Company recognized $468 thousand and $581 thousand in compensation expense for stock options, respectively. For the six months ended June 30, 2017 and 2016, the Company recognized $882 thousand and $1.2 million in compensation expense for stock options, respectively.
Stock option activity under the Plan during the six month periods ended June 30, 2017 and 2016 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,478,208	$11.51
Exercised	58,921	7.73
Forfeited	195,468	14.38
Granted	—	—
Outstanding at June 30, 2017	3,223,819	$11.41	7.56 years	$41,246,695
Exercisable at June 30, 2017	596,021	$9.06	7.18 years	$9,021,234

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,546,992	$11.17
Exercised	16,707	6.39
Forfeited	107,594	8.12
Granted	169,987	14.02
Outstanding at June 30, 2016	3,592,678	$11.41	8.55 years	$13,895,411
Exercisable at June 30, 2016	333,066	$5.79	7.69 years	$2,772,308
The following is a summary of non-vested stock option activity for the Company for the six months ended June 30, 2017 and 2016.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	3,016,100	$4.78
Granted	—	—
Vested	192,834	2.12
Forfeited	195,468	6.17
Non-vested at June 30, 2017	2,627,798	$4.87

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	3,393,441	$4.56
Granted	169,987	6.58
Vested	196,222	1.48
Forfeited	107,594	2.54
Non-vested at June 30, 2016	3,259,612	$4.89
The total intrinsic value of options exercised at June 30, 2017 and 2016 was $867 thousand and $144 thousand, respectively.
At June 30, 2017, unrecognized compensation costs relating to stock options amounted to $10.4 million which will be recognized over a weighted average period of 3.03 years.
The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. There were no stock options granted during the three and six months ended June 30, 2017.
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
RSU stock activity under the Plan during the first six months of 2017 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	134,969	$14.96
Granted	24,535	23.31
Vested	15,804	15.01
Forfeited	5,988	13.57
Non-vested at June 30, 2017	137,712	$16.50
For the three months ended June 30, 2017 and 2016, the Company recognized $167 thousand and $2.1 million in compensation expense for RSUs, respectively. For the six months ended June 30, 2017 and 2016, the Company recognized $326 thousand and $2.2 million in compensation expense for RSUs, respectively.
At June 30, 2017, unrecognized compensation costs relating to RSUs amounted to $1.8 million which will be recognized over a weighted average period of 4.25 years.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Market RSU stock activity under the Plan during the first six months of 2017 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	2,364,500	$8.28
Granted	103,791	11.38
Vested	—	—
Forfeited	4,007	11.38
Non-vested at June 30, 2017	2,464,284	$8.41
The compensation expense for Market RSUs is measured based on their grant date fair value as calculated using the Monte Carlo Simulation and is recognized on a straight-line basis over the average vesting period. The Monte Carlo Simulation used 100,000 simulation paths to assess the expected date of achieving the market price criteria.
Related to the 100,733 Market RSUs granted on January 31, 2017 and the 3,058 Market RSUs granted on May 8, 2017, the share price simulation was based on the Cox, Ross & Rubinstein option pricing methodology for a period of 7.0 years. The implied term of the restricted stock was 4.1 years. The Monte Carlo Simulation used various assumptions that included a risk free rate of return of 2.28%, expected volatility of 30.00% and a dividend yield of 0.39%.
For the three months ended June 30, 2017 and 2016, the Company recognized $1.2 million and $231 thousand in compensation expense for Market RSUs, respectively. For the six months ended June 30, 2017 and 2016, the Company recognized $2.4 million and $231 thousand in compensation expense for Market RSUs, respectively.
All of the Company's Market RSUs had an effective grant date of May 24, 2016, November 30, 2016, January 31, 2017 and May 8, 2017.
At June 30, 2017, unrecognized compensation costs relating to Market RSUs amounted to $17.1 million which will be recognized over a weighted average period of 3.46 years.
Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan on October 8, 2014. On May 24, 2016, the plan was amended and the Amended and Restated Employee Stock Purchase Plan (the "ESPP") became effective within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, eligible employees are able to purchase available shares with post-tax dollars as of the grant date. In order for employees to be eligible to participate in the ESPP they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand in fair market value per employee per calendar year. Options to purchase shares under the ESPP are granted at a 15% discount to fair market value. Expense recognized in relation to the ESPP for the six months ended June 30, 2017 was $43 thousand. There were no ESPP purchases for the six months ended June 30, 2016 and three months ended June 30, 2017 and 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the financial condition and results of operations of Live Oak Bancshares, Inc. (the “Company” or “LOB”). This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Annual Report"). Results of operations for the periods included in this quarterly report on Form 10-Q are not necessarily indicative of results to be obtained during any future period.
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
Nature of Operations
LOB is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending services to small businesses nationwide in targeted industries. The Bank identifies and grows within selected industry sectors, or verticals, by leveraging expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the SBA under its 7(a) program. In 2010, the Bank formed Live Oak Number One, Inc., a wholly-owned subsidiary, to hold properties foreclosed on by the Bank.
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

The Company generates revenue primarily from the sale of SBA-guaranteed loans and USDA guaranteed Rural Energy for America Program ("REAP") and Business & Industry ("B&I") loans and interest income. Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets and net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan and lease losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.
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
The Company expects to originate approximately $1.80 to $1.90 billion in loans and leases and maintain an effective tax rate of less than 10% for the full year of 2017.
Results of Operations
Performance Summary
Three months ended June 30, 2017 compared with three months ended June 30, 2016
For the three months ended June 30, 2017, the Company reported net income of $9.8 million, or $0.27 per diluted share, as compared to $123 thousand, or $0.00 per diluted share, for the three months ended June 30, 2016. This increase in net income is primarily due to the following items:

•
Increased net interest income of $8.5 million, or 85.5%, predominately driven by significant growth in the loans and leases held for sale and held for investment portfolios combined with a much higher net interest margin;

•
Decreased provision for loan and lease losses of $1.9 million was driven largely by the effect of the one-time second quarter of 2016 transfer of $318.8 million in unguaranteed loans from held for sale to held for investment classification;

•	Increased loan servicing revenue of $1.1 million, or 21.5%, as a result of continued growth in the servicing portfolio due to ongoing in loan sales;

•	Increased net gains on sales of loans of $3.6 million, or 24.9%, due to higher loan sale volumes outpacing the lower average sale premium on guaranteed loans; and

•	Revenues of $2.4 million from the first full quarter of ownership in the title insurance company subsidiary acquired in the first quarter of 2017.
Partially offsetting the above factors that contributed to increased levels of net income was a $2.6 million increase in salaries and employee benefits, $1.2 million in equipment expense and $1.0 million in other expenses. The increase in salaries and employee benefits and other expenses were largely influenced by the addition of the title insurance subsidiary during the first quarter of 2017. Equipment expense increased principally due to higher levels of depreciation related to aircraft acquired in the first quarter of 2017 and solar panels purchased for the renewable energy leasing initiative.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
For the six months ended June 30, 2017, the Company reported net income of $15.9 million, or $0.44 per diluted share, as compared to $4.8 million, or $0.14 per diluted share, for the six months ended June 30, 2016. This increase in net income is primarily attributable to the following items:

•
Increased net interest income of $15.4 million, or 82.7%, predominately driven by significant growth in the loans and leases held for sale and held for investment portfolios combined with a much higher net interest margin;

•
Decreased provision for loan and lease losses of $1.8 million driven largely by the one-time second quarter of 2016 transfer of $318.8 million in unguaranteed loans from held for sale to held for investment classification;

•	Increased loan servicing revenue of $2.2 million, or 22.6%, as a result of continued growth in the servicing portfolio due to ongoing loan sales;

•	Increased net gains on sales of loans of $6.1 million, or 19.8%, due to a higher year-to-date sale volume;

•	Revenues of $3.8 million from the title insurance company subsidiary acquired in the first quarter of 2017; and

•	Decreased income tax expense of $2.7 million, or 68.8%, due to the ongoing operation of the renewable energy leasing business yielding investment tax credits.
Partially offsetting the above factors that contributed to increased levels of net income was a $19.4 million increase in noninterest expense, largely comprised of the effects of continued investments to support growing levels of business.
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
Three months ended June 30, 2017 compared with three months ended June 30, 2016
For the three months ended June 30, 2017, net interest income increased $8.5 million, or 85.5%, to $18.4 million compared to the three months ended June 30, 2016. This increase was principally due to the significant growth in average interest earning assets and to a lesser extent higher yields on these assets which outpaced the growth and change in the cost of interest bearing liabilities. Average interest earning assets increased by $662.3 million, or 54.3%, to $1.88 billion for the three months ended June 30, 2017, compared to $1.22 billion for the three months ended June 30, 2016, while the yield on average interest earning assets rose sharply by seventy-eight basis points to 5.19%. The cost of funds on interest bearing liabilities for the three months ended June 30, 2017 increased slightly by eight basis points to 1.34%, and the average balance of interest bearing liabilities increased by $670.9 million, or 60.4%, over the same period. As indicated in the rate/volume table below, the increase in interest bearing liabilities and corresponding cost of funds was outpaced by the positive effects of the increased volume of interest earning assets along with much higher yields, resulting in increased interest income of $10.9 million and increased interest expense of $2.5 million for the three months ended June 30, 2017 compared to the first quarter of 2016. For the three months ended June 30, 2017 compared to the three months ended June 30, 2016, net interest margin increased sharply from 3.26% to 3.92% due to the aforementioned effects.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
For the six months ended June 30, 2017, net interest income increased $15.4 million, or 82.7%, to $34.0 million compared to the six months ended June 30, 2016. This increase was also principally due to the significant growth in average interest earning assets and to a lesser extent higher yields on these assets outpacing the growth and change in the cost of interest bearing liabilities. Average interest earning assets increased by $678.6 million, or 61.3%, to $1.79 billion for the six months ended June 30, 2017 compared to $1.11 billion for the six months ended June 30, 2016, while the yield on average interest earning assets increased by fifty-seven basis points to 5.06%. The cost of funds on interest bearing liabilities for the six months ended June 30, 2017 increased slightly by five basis points to 1.29%, and the average balance of interest bearing liabilities increased by $672.6 million, or 67.3%, during the same period. As indicated in the rate/volume table below, the increase in interest bearing liabilities and corresponding cost of funds was outpaced by the positive effects of the increased volume of interest earning assets along with much higher yields, resulting in increased interest income of $20.0 million and increased interest expense of $4.6 million for the six months ended June 30, 2017. For the six months ended June 30, 2017 compared to the six months ended June 30, 2016, net interest margin increased sharply from 3.38% to 3.84% due to the aforementioned effects.

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

	Three months ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$199,904	$470	0.94%	$224,838	$248	0.44%
Investment securities	69,544	316	1.82	56,261	252	1.80
Loans held for sale	562,984	8,226	5.86	398,087	5,527	5.57
Loans and leases held for investment (1)	1,050,074	15,333	5.86	540,988	7,375	5.47
Total interest earning assets	1,882,506	24,345	5.19	1,220,174	13,402	4.41
Less: allowance for loan and lease losses	(18,198)			(8,792)
Non-interest earning assets	209,484			145,343
Total assets	$2,073,792			$1,356,725

Interest bearing liabilities:
Interest bearing checking	$40,541	$57	0.56%	$18,303	$25	0.55%
Savings	3,809	12	1.26	—	—	—
Money market accounts	475,265	1,114	0.94	394,289	772	0.79
Certificates of deposit	1,219,542	4,409	1.45	670,144	2,446	1.46
Total deposits	1,739,157	5,592	1.29	1,082,736	3,243	1.20
Other borrowings	42,765	361	3.39	28,270	242	3.43
Total interest bearing liabilities	1,781,922	5,953	1.34	1,111,006	3,485	1.26
Non-interest bearing deposits	32,718			19,311
Non-interest bearing liabilities	22,165			18,518
Shareholders' equity	236,987			207,865
Noncontrolling interest	—			25
Total liabilities and shareholders' equity	$2,073,792			$1,356,725

Net interest income and interest rate spread		$18,392	3.85%		$9,917	3.15%

Net interest margin			3.92			3.26

Ratio of average interest-earning assets to average interest-bearing liabilities			105.64%			109.83%

(1)	Average loan and lease balances include non-accruing loans.

	Six months ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$197,056	$812	0.83%	$169,071	$386	0.46%
Investment securities	70,306	639	1.83	55,098	503	1.83
Loans held for sale	514,920	14,777	5.79	462,522	12,643	5.48
Loans and leases held for investment(1)	1,002,932	28,536	5.74	419,887	11,264	5.38
Total interest earning assets	1,785,214	44,764	5.06	1,106,578	24,796	4.49
Less: allowance for loan and lease losses	(18,199)			(8,086)
Non-interest earning assets	188,679			142,721
Total assets	$1,955,694			$1,241,213

Interest bearing liabilities:
Interest bearing checking	$42,436	$121	0.57%	$14,950	$41	0.55%
Savings	1,915	12	1.26	—	—	—
Money market accounts	477,393	2,062	0.87	384,950	1,478	0.77
Certificates of deposit	1,115,307	7,940	1.44	571,543	4,168	1.46
Total deposits	1,637,051	10,135	1.25	971,443	5,687	1.17
Other borrowings	35,457	596	3.39	28,432	483	3.41
Total interest bearing liabilities	1,672,508	10,731	1.29	999,875	6,170	1.24
Non-interest bearing deposits	30,713			18,591
Non-interest bearing liabilities	22,104			18,756
Shareholders’ equity	230,369			203,962
Noncontrolling interest	—			29
Total liabilities and shareholders’ equity	$1,955,694			$1,241,213

Net interest income and interest rate spread		$34,033	3.77%		$18,626	3.25%

Net interest margin			3.84			3.38

Ratio of average interest-earning assets to average interest-bearing liabilities			106.74%			110.67%

(1)	Average loan and lease balances include non-accruing loans.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, increases or decreases attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three months ended June 30,			Six months ended June 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$265	$(43)	$222	$336	$90	$426
Investment securities	4	60	64	(3)	139	136
Loans held for sale	350	2,349	2,699	666	1,468	2,134
Loans and leases held for investment	771	7,187	7,958	1,157	16,115	17,272
Total interest income	1,390	9,553	10,943	2,156	17,812	19,968
Interest expense:
Interest bearing checking	1	31	32	3	77	80
Savings	—	12	12	—	12	12
Money market accounts	168	174	342	207	377	584
Certificates of deposit	(33)	1,996	1,963	(146)	3,918	3,772
Other borrowings	—	119	119	3	110	113
Total interest expense	136	2,332	2,468	67	4,494	4,561
Net interest income	$1,254	$7,221	$8,475	$2,089	$13,318	$15,407
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
The provision for loan and lease losses for the second quarter of 2017 was $1.6 million compared to $3.5 million for the same period in 2016, a decrease of $1.9 million, or 54.9%. For the six months ended June 30, 2017 the provision was $3.1 million compared to $4.9 million for the same period in 2016, a decrease of $1.8 million, or 37.5%. The decrease in the provision for loan and lease losses for both quarter over quarter and year to year periods was principally driven by the one-time transfer in the second quarter of 2016 of $318.8 million in unguaranteed loans and leases from being classified as held for sale to held for investment. This reclassification resulted in a $4.0 million increase in the provision for loan and lease losses during the second quarter of 2016. Partially offsetting the effects of the 2016 loan reclassification were additional reserves recorded to accommodate robust loan and lease growth in 2017.
Loans and leases held for investment of $1.08 billion as of June 30, 2017 increased by $394.0 million, or 57.1%, compared to June 30, 2016. This growth was fueled by strong loan origination volume of $1.06 billion in the first half of 2017.
Net charge-offs (recoveries) were $191 thousand, or 0.07% of average quarterly loans and leases held for investment on an annualized basis, for the three months ended June 30, 2017, compared to net recoveries of $(240) thousand, or (0.18)%, for the three months ended June 30, 2016. Net charge-offs (recoveries) for the first six months of 2017 and 2016 totaled $1.7 million and $(8) thousand, respectively. Year to date net charge-offs as a percentage of year to date average loans held for investment were 0.17% and 0.00% at June 30, 2017 and 2016, respectively. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for loan and lease losses.
In addition, at June 30, 2017, nonperforming loans and leases not guaranteed by the SBA totaled $3.6 million, which was 0.33% of the held-for-investment loan and lease portfolio compared to $2.2 million, or 0.31%, of loans and leases held for investment at June 30, 2016.

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
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Noninterest income
Loan servicing revenue	$6,174	$5,081	$1,093	21.51%
Loan servicing asset revaluation	(1,164)	(1,604)	440	(27.43)
Net gains on sales of loans	18,176	14,555	3,621	24.88
Construction supervision fee income	286	667	(381)	(57.12)
Title insurance income	2,397	—	2,397	100.00
Other noninterest income	798	649	149	22.96
Total noninterest income	$26,667	$19,348	$7,319	37.83%

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Noninterest income
Loan servicing revenue	$12,097	$9,865	$2,232	22.63%
Loan servicing asset revaluation	(3,173)	(1,630)	(1,543)	94.66
Net gains on sales of loans	37,128	30,980	6,148	19.85
Construction supervision fee income	715	1,297	(582)	(44.87)
Title insurance income	3,835	—	3,835	100.00
Other noninterest income	1,818	1,268	550	43.38
Total noninterest income	$52,420	$41,780	$10,640	25.47%
For the three months ended June 30, 2017, noninterest income increased by $7.3 million, or 37.8%, compared to the three months ended June 30, 2016. Increases in the serviced loan portfolio and the volume of loans sold in the secondary market combined to generate $1.1 million of increased servicing revenue and $3.6 million of increased net gains on sale of loans. Also driving increased levels of noninterest income was $2.4 million in title insurance revenue from the acquisition of a nationwide title insurance business on February 1, 2017.
For the six months ended June 30, 2017, noninterest income increased by $10.6 million, or 25.5%, compared to the six months ended June 30, 2016. Increases in noninterest income were primarily the result of higher year to date levels in the serviced loan portfolio and the volume of loans sold in the secondary market which generated $2.2 million of increased servicing revenue and $6.1 million of increased net gains on sale of loans. Also driving increased levels of noninterest income was $3.8 million in title insurance revenue from the acquisition of a nationwide title insurance business in early 2017. Partly offsetting the overall increase in noninterest income was a higher negative loan servicing revaluation adjustment of $1.5 million.

The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended June 30,		Three months ended March 31,
	2017	2016	2017	2016
Amount of loans and leases originated	$586,471	$356,865	$468,663	$284,530
Guaranteed portions of loans sold	203,714	135,555	208,715	155,643
Outstanding balance of guaranteed loans sold (1)	2,521,506	1,970,908	2,410,791	1,894,428

	Six months ended June 30,		For years ended December 31,
	2017	2016	2016	2015	2014	2013
Amount of loans and leases originated	$1,055,134	$641,395	$1,537,010	$1,158,640	$848,090	$498,752
Guaranteed portions of loans sold	412,429	291,198	761,933	640,886	433,912	339,342
Outstanding balance of guaranteed loans sold (1)	2,521,506	1,970,908	2,278,618	1,779,989	1,302,828	1,005,764

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for all loans that the Bank originates, including loans sold, are retained by the Bank. In exchange for continuing to service loans that are sold, the Bank receives fee income represented in loan servicing revenue equivalent to one percent of the outstanding balance of SBA loans sold and 0.40% of the outstanding balance of USDA loans sold. In addition, the cost of servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For three and six months ended June 30, 2017, loan servicing revenue increased $1.1 million, or 21.5%, and $2.2 million, or 22.6%, respectively, compared to the three and six months ended June 30, 2016, as a result of an increase in the average outstanding balance of guaranteed loans sold. At June 30, 2017, the outstanding balance of SBA guaranteed loans sold in the secondary market was $2.30 billion, with a weighted average servicing rate of 1.04%. At June 30, 2016, the outstanding balance of SBA guaranteed loans sold was $1.97 billion, with a weighted average servicing rate of 1.06%. Prior to January 2010, the Company sold SBA guaranteed loans for servicing with rates in excess of 1.0%. As those loans sold with servicing fee rates in excess of 1.0% prior to fiscal year 2010 amortize, the Company expects that the weighted average servicing rate for SBA guaranteed loans will approach and stabilize at approximately 1.0%.
Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended June 30, 2017 and 2016, there was a net negative loan servicing revaluation adjustment of $1.2 million compared to a net negative revaluation adjustment of $1.6 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, there was a net negative loan servicing revaluation adjustment of $3.2 million compared to a net negative revaluation adjustment of $1.6 million for the six months ended June 30, 2016. The lower negative loan servicing revaluation amount for the second quarter of 2017 as compared to the second quarter of 2016 was driven by improvements in the premium market outpacing the effects of increased prepayment rates during that period. The higher year to date negative loan servicing revaluation amount as compared to the same period in 2016 was principally driven by decreases in the secondary market for guaranteed portions of 7(a) loans.

Net Gains on Sale of Loans: For the three and six months ended June 30, 2017, net gains on sales of loans increased $3.6 million, or 24.9%, and $6.1 million, or 19.8%, respectively, compared to the three and six months ended June 30, 2016, driven largely by the higher volume of loans sold during 2017 partially offset by a reduction in the average net gain on sale of loans. For the three months ended June 30, 2017, the volume of guaranteed loans sold increased $68.2 million, or 50.3%, to $203.7 million from $135.6 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, the volume of guaranteed loans sold increased $121.2 million, or 41.6%, to $412.4 million from $291.2 million for the six months ended June 30, 2016. The volume-driven increases in the net gain on loan sale comparisons were partially mitigated by lower average premiums paid in the secondary market. The lower average premiums paid in the second quarter of 2017 were also driven by increased USDA guaranteed loan sales which commonly receive lower premiums than SBA guaranteed loan sales. The average net gain on sale of loans for the three and six months ended June 30, 2017 was somewhat lower at $92 thousand and $91 thousand of revenue for each $1 million in loans sold, respectively, compared to $107 thousand and $106 thousand of revenue for each $1 million in loans sold for the three and six months ended June 30, 2016.
Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Noninterest expense
Salaries and employee benefits	$17,968	$15,411	$2,557	16.59%
Non-staff expenses:
Travel expense	2,148	2,330	(182)	(7.81)
Professional services expense	1,424	910	514	56.48
Advertising and marketing expense	1,976	1,365	611	44.76
Occupancy expense	1,350	1,055	295	27.96
Data processing expense	1,858	1,404	454	32.34
Equipment expense	1,703	534	1,169	218.91
Other loan origination and maintenance expense	981	621	360	57.97
FDIC insurance	724	149	575	385.91
Title insurance closing services expense	785	—	785	100.00
Other expense	2,383	1,353	1,030	76.13
Total non-staff expenses	15,332	9,721	5,611	57.72
Total noninterest expense	$33,300	$25,132	$8,168	32.50%

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Noninterest expense
Salaries and employee benefits	$36,650	$28,404	$8,246	29.03%
Non-staff expenses:
Travel expense	3,746	4,176	(430)	(10.30)
Professional services expense	3,160	1,438	1,722	119.75
Advertising and marketing expense	3,461	2,328	1,133	48.67
Occupancy expense	2,545	2,248	297	13.21
Data processing expense	3,554	2,612	942	36.06
Equipment expense	2,777	1,085	1,692	155.94
Other loan origination and maintenance expense	1,986	1,195	791	66.19
FDIC insurance	1,450	297	1,153	388.22
Title insurance closing services expense	1,190	—	1,190	100.00
Other expense	5,766	3,060	2,706	88.43
Total non-staff expenses	29,635	18,439	11,196	60.72
Total noninterest expense	$66,285	$46,843	$19,442	41.50%
Total noninterest expense for the three and six months ended June 30, 2017 increased $8.2 million, or 32.5%, and $19.4 million, or 41.5%, respectively, compared to the same periods in 2016. The increase in noninterest expense was predominately impacted by increased personnel, professional services, equipment expense and other expenses primarily driven by the significant growth of the Company's core business. Changes in various components of noninterest expense are discussed below.
Salaries and employee benefits: Total personnel expense for the three and six months ended June 30, 2017 increased by $2.6 million, or 16.6%, and $8.2 million, or 29.0%, respectively, compared to the same periods in 2016. A significant driver for this increase was the acquisition of a nationwide title insurance business on February 1, 2017 with 54 full-time and 5 part-time employees. Also contributing to the growth in personnel expense was continued investment in human capital to support the growing loan and lease production from new and existing verticals as well as development of a new small-loan and deposit platform. Total full-time equivalent employees increased from 383 at June 30, 2016 to 517 at June 30, 2017. Salaries and employee benefits expense included $1.9 million and $2.9 million of stock based compensation in the three months ended June 30, 2017 and 2016, respectively, and $3.9 million and $3.6 million for the six months ended June 30, 2017 and 2016, respectively. Expenses related to the employee stock purchase program, stock grants, stock options, stock option compensation and restricted stock expense are all considered stock based compensation.
Of the total stock based compensation, $378 thousand for the second quarter of 2017 and $724 thousand for the first half of 2017 included in salaries and employee benefits is related to restricted stock unit ("RSU") awards with a market price condition of $34 per share for key employee retention with an effective grant date of May 24, 2016. See Note 10 - Stock Plans in the Notes to the Unaudited Consolidated Financial Statements in our quarterly report on Form 10-Q for the period ended March 31, 2016, for more information.

Professional services expense: For the three and six months ended June 30, 2017, total professional services expense increased $514 thousand, or 56.5%, and $1.7 million, or 119.7%, respectively, compared to the same periods in 2016. The primary drivers of the year over year increase were advisory, consulting, and due diligence expenses related to the February 2017 acquisition of a title insurance business.
Advertising and marketing expense: For the three and six months ended June 30, 2017, total advertising and marketing expense increased $611 thousand, or 44.8%, and $1.1 million, or 48.7%, respectively, compared to the same periods in 2016. The primary driver of the increase in advertising and marketing expense was the cost of growing brand recognition in new and existing verticals.
Equipment expense: For the three and six months ended June 30, 2017, the total costs associated with equipment increased $1.2 million, or 218.9%, and $1.7 million, or 155.9%, respectively, compared to the same period in 2016. A major factor behind this increase was the higher level of depreciation related to the first quarter addition of two new aircraft combined with useful lives being shortened for existing aircraft as well as for solar panels acquired to meet leasing commitments.
FDIC insurance: For the three and six months ended June 30, 2017, total Federal Deposit Insurance Corporation (FDIC) insurance expense increased $575 thousand, or 385.9%, and $1.2 million, or 388.2%, respectively, compared to the same periods in 2016.

This increase was the result of revised premium requirements of all FDIC-insured financial institutions in the latter part of 2016 along with significantly higher deposit levels.
Title insurance closing services expense: With the first quarter 2017 acquisition of a nationwide title insurance company, this is a new expense category. This category reflects the cost of closing services such as notary and abstracting in the delivery of title insurance agency products. For the three and six months ended June 30, 2017, total title insurance closing services expense was $785 thousand and $1.2 million, respectively.
Other expense: For the three and six months ended June 30, 2017, the total costs associated with other expenses increased $1.0 million, or 76.1%, and $2.7 million, or 88.4%, respectively, compared to the same periods in 2016. The quarter over quarter increase in other expenses was predominately comprised of costs associated with the newly acquired title company of $292 thousand combined with support expenses driven by business growth. The year over year increase in other expense was comprised predominately of charitable initiatives of $636 thousand, costs associated with the newly acquired title company of $587 thousand and a first quarter 2017 loss incurred upon the trade-in of an existing aircraft of $206 thousand.
Income Tax Expense
The effective tax rates for the three and six months ended June 30, 2017 were 4.0% and 7.0%, respectively, compared to the effective rates of 81.9% and 44.6% for the three and six months ended June 30, 2016, respectively. The effective rates of 4.0% and 7.0% for the three and six-month periods ended June 30, 2017 principally reflected the generation of investment tax credits by the solar panel leasing activity under the Company’s strategic initiatives in the renewable energy sector. The year to date tax rate also benefited from the first quarter adoption of a new accounting pronouncement related to the treatment of share based compensation issued by the Financial Accounting Standards Board that was effective January 1, 2017; "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," also referred to as ASU 2016-09. The effective tax rate of 81.9% for the second quarter of 2016 was principally due to higher levels of nondeductible expenses during that quarter in conjunction with a low level of pretax income.
Discussion and Analysis of Financial Condition
June 30, 2017 vs. December 31, 2016
Total assets at June 30, 2017 were $2.20 billion, an increase of $442.8 million, or 25.2%, compared to total assets of $1.76 billion at December 31, 2016. The growth in total assets was principally driven by the following:

•
Growth in loan and lease originations combined with longer retention times of loans held for sale, comprised largely of loans intentionally held for longer periods and those in newer verticals which require a period of loan advances to become fully funded prior to being sold;

•
Growth in premises and equipment related primarily to construction of a new aircraft hangar, the addition of two new aircraft in replacement of two older ones and the addition of solar panels to meet leasing commitments; and

•	Increased levels of deposits of $386.6 million, arising from successful deposit gathering campaigns.
Cash and cash equivalents were $207.4 million at June 30, 2017, a decrease of $30.6 million, or 12.9%, compared to $238.0 million at December 31, 2016. This decrease primarily reflected a deployment of excess liquidity as a result of loan and lease originations, investments in new initiatives and fixed asset infrastructure outpacing funding sources provided by loan sales and growth in deposit gathering.
Total investment securities increased $1.9 million during the first six months of 2017, from $71.1 million at December 31, 2016, to $73.0 million at June 30, 2017, an increase of 2.7%. The portfolio is comprised of US government agency securities, residential mortgage-backed securities and a mutual fund.
Loans held for sale increased $214.9 million, or 54.5%, during the first six months of 2017, from $394.3 million at December 31, 2016, to $609.1 million at June 30, 2017. The increase was primarily the result of strong growth in loan origination activities throughout 2017 along with growth in certain loans that take time to fully fund.
Loans and leases held for investment increased $176.9 million, or 19.5%, during the first six months of 2017, from $907.6 million at December 31, 2016, to $1.08 billion at June 30, 2017. The increase was primarily the result of robust loan and lease growth from origination activities during the first half of 2017 combined with greater retention of loans on the consolidated balance sheet.
Premises and equipment, net increased $60.3 million, or 93.3%, during the first half of 2017. This increase was primarily driven by construction of a new aircraft hangar and the replacement of two older aircraft with two new ones better suited to service the Company's growing nationwide customer base and the addition of solar panels to meet leasing commitments.

Servicing assets increased $1.7 million, or 3.2%, during the first six months of 2017, from $52.0 million at December 31, 2016, to $53.7 million at June 30, 2017. The increase in servicing assets is primarily the result of loan sales significantly outpacing the amortization of the existing serviced portfolio.
Other assets increased $20.1 million, or 54.3%, during the first six months of 2017, from $37.0 million at December 31, 2016 to $57.1 million at June 30, 2017. The increase in other assets was primarily driven by the recognition of $4.6 million in income taxes receivable during the second quarter arising from investment tax credits generated from the investment in solar panel leasing activities combined with the first quarter 2017 acquisition of the nationwide title insurance business. As a result of the title insurance acquisition, other assets includes goodwill and intangible assets of $7.3 million and $5.3 million, respectively.
Total deposits were $1.87 billion at June 30, 2017, an increase of $386.6 million, or 26.0%, from $1.49 billion at December 31, 2016. The increase in deposits was driven by success of deposit gathering campaigns to support the growth in loan and lease originations.
Short term borrowings were $10.0 million at June 30, 2017. At December 31, 2016, the Company did not carry a balance of short term borrowings. This increase was a result of the Company purchasing $10.0 million in overnight federal funds from a correspondent bank for liquidity purposes.
Long term borrowings increased $24.3 million, or 87.4%, during the first half of 2017, from $27.8 million at December 31, 2016 to $52.2 million at June 30, 2017. The increase in long term borrowings was primarily the result of new advances of $25 million to support the ongoing success of the Company's renewable energy leasing initiatives.
Other liabilities increased $7.1 million, or 36.4%, during the first half of 2017, from $19.5 million at December 31, 2016 to $26.6 million at June 30, 2017. The increase in other liabilities was principally driven by a $4.7 million earn-out contingent liability related to the acquisition of the title insurance business combined with a first quarter increase in deferred tax liabilities of $3.0 million related to reversal of deferred tax assets recorded for the significant RSU grants which vested early in 2017.
Shareholders’ equity at June 30, 2017 was $237.6 million as compared to $222.8 million at December 31, 2016. The book value per share was $6.86 at June 30, 2017 compared to a book value per share of $6.51 at December 31, 2016. Average equity to average assets was 11.8% for the six months ended June 30, 2017 compared to 14.6% for the year ended December 31, 2016. The increase in shareholders’ equity principally represents net income to common shareholders for the six months ended June 30, 2017 of $15.9 million combined with stock based compensation expense of $3.9 million and $565 thousand related to the issuance of stock in the title insurance company acquisition, partially offset by cash withheld in lieu of issuing restricted stock upon vesting of $4.8 million and $1.4 million in dividends.
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

The following table provides information with respect to nonperforming assets and troubled debt restructurings at the dates indicated.

	June 30, 2017	December 31, 2016
Nonperforming assets:
Total nonperforming loans (all on nonaccrual)	$21,856	$23,781
Total accruing loans past due 90 days or more	—	—
Foreclosed assets	2,140	1,648
Total troubled debt restructurings	8,787	9,856
Less nonaccrual troubled debt restructurings	(6,422)	(7,688)
Total performing troubled debt restructurings	2,365	2,168
Total nonperforming assets and troubled debt restructurings	$26,361	$27,597
Total nonperforming loans to total loans and leases held for investment	2.02%	2.62%
Total nonperforming loans to total assets	0.99%	1.36%
Total nonperforming assets and troubled debt restructurings to total assets	1.20%	1.57%

	June 30, 2017	December 31, 2016
Nonperforming assets guaranteed by U.S. government:
Total nonperforming loans guaranteed by the SBA (all on nonaccrual)	$18,310	$18,997
Total accruing loans past due 90 days or more guaranteed by the SBA	—	—
Foreclosed assets guaranteed by the SBA	1,795	1,402
Total troubled debt restructurings guaranteed by the SBA	5,644	6,723
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(5,543)	(6,602)
Total performing troubled debt restructurings guaranteed by SBA	101	121
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$20,206	$20,520
Total nonperforming loans not guaranteed by the SBA to total held for investment loans and leases	0.33%	0.53%
Total nonperforming loans not guaranteed by the SBA to total assets	0.16%	0.27%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.28%	0.40%
Total nonperforming assets and troubled debt restructurings at June 30, 2017 were $26.4 million, which represented a $1.2 million, or 4.5%, decrease from December 31, 2016. Total nonperforming assets at June 30, 2017 were comprised of $21.9 million in nonaccrual loans and $2.1 million in foreclosed assets. Of the $26.4 million of nonperforming assets and troubled debt restructurings ("TDRs"), $20.2 million carried an SBA guarantee, leaving an unguaranteed exposure of $6.2 million in total nonperforming assets and TDRs at June 30, 2017. The unguaranteed exposure in total nonperforming assets and TDRs at December 31, 2016 was $7.1 million. Unguaranteed exposure relating to nonperforming assets and TDRs at June 30, 2017 decreased by $922 thousand, or 13.0%, compared to December 31, 2016.
As a percentage of the Bank’s total capital, nonperforming loans represented 12.5% at June 30, 2017, compared to nonperforming loans of 15.3% of the Bank’s total capital at December 31, 2016. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at June 30, 2017 and December 31, 2016 were 2.0% and 3.1%, respectively.

As of June 30, 2017 and December 31, 2016, potential problem and impaired loans totaled $62.2 million and $64.1 million, respectively. Risk Grades 5 through 8 represent the spectrum of criticized and impaired loans. At June 30, 2017, the portion of criticized loans guaranteed by the SBA totaled $26.4 million resulting in unguaranteed exposure risk of $35.8 million, or 3.4% of total held for investment unguaranteed exposure. This compares to the December 31, 2016 portion of criticized loans guaranteed by the SBA which totaled $29.0 million resulting in unguaranteed exposure risk of $35.1 million, or 4.0% of total held for investment unguaranteed exposure. As of June 30, 2017 loans in Veterinary, Healthcare and Independent Pharmacies industry verticals comprise the largest portion of the total potential problem and impaired loans at 31.0%, 24.1% and 23.3%, respectively. As of December 31, 2016 loans in the Healthcare and Veterinary industries comprise the largest portion of the total potential problem and impaired loans at 30.8% and 32.9%, respectively. The Company believes that its underwriting and credit quality standards have improved as the business has matured.
The Bank does not classify loans that experience insignificant payment delays and payment shortfalls as impaired. The Bank considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. In all cases, credit will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan long term. To date, the only types of short term modifications the Bank has given are payment deferral and interest only extensions. The Bank does not typically alter the rate or lengthen the amortization of the note due to insignificant payment delays. Short term modifications are not classified as TDRs, because they do not meet the definition set by the applicable accounting standards and the Federal Deposit Insurance Corporation.
Management endeavors to be proactive in its approach to identify and resolve special mention (Risk Grade 5) loans and is focused on working with the borrowers and guarantors of these loans to provide loan modifications when warranted. At June 30, 2017 and December 31, 2016, Risk Grade 5 loans totaled $26.8 million and $32.1 million, respectively. The decrease in Risk Grade 5 loans from December 31, 2016 to June 30, 2017 was principally confined to three verticals; Veterinary ($3.4 million or 44.4% of decrease), Healthcare ($1.2 million or 15.5% of decrease), and Independent Pharmacy ($1.1 million or 12.5% of decrease). The decrease in Risk Grade 5 loans from December 31, 2016 to June 30, 2017 was the result of routine credit monitoring in the ongoing risk grade management process.  At June 30, 2017, approximately 97.9% of loans classified as Risk Grade 5 are performing with no current payments past due. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses (“ALLL”), a material estimate which could change significantly in the near-term in the event of rapidly deteriorating credit quality, is established through a provision for loan and lease losses charged to earnings to account for losses that are inherent in the loan and lease portfolio and estimated to occur, and is maintained at a level that management considers appropriate to absorb potential losses in the portfolio. Loan and lease losses are charged against the ALLL when management believes that the collectibility of the principal loan and lease balance is unlikely. Subsequent recoveries, if any, are credited to the ALLL when received.
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

The ALLL of $18.2 million at December 31, 2016 increased by $1.4 million, or 7.4%, to $19.6 million at June 30, 2017. The ALLL, as a percentage of loans and leases held for investment, amounted to 1.8% at June 30, 2017 and 2.0% at December 31, 2016. The declining level of the allowance for loan and lease losses in relation to total loans and leases held for investment was principally driven by improvements in industry-specific loss rates and lower levels of classified loans combined with the migration to Company-specific loss rates for maturing verticals which was partially offset by an increase in reserves due to loan and lease volume and the effect of higher net charge-offs, as addressed in the Provision for Loan and Lease Losses section of Results of Operations. General reserves as a percentage of non-impaired loans amounted to 1.52% at June 30, 2017 and 1.70% December 31, 2016. See the aforementioned Provision for Loan and Lease Losses section of this section for a discussion of the Company's charge-off experience.
Actual past due loans and leases and charge-offs have decreased since December 31, 2016 as management continues to work to improve asset quality. Management believes the ALLL of $19.6 million at June 30, 2017 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan and lease losses in future periods will not exceed the current ALLL or that future increases in the ALLL will not be required. No assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ALLL, thus adversely affecting the Company’s operating results. Additional information on the ALLL is presented in Note 6 - Loans and Leases Held for Investment and Allowance for Loan and Lease Losses of the Notes to the Unaudited Consolidated Financial Statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At June 30, 2017, the total amount of these four items was $485.1 million, or 22.1% of total assets, a decrease of $10.7 million from $495.8 million, or 28.2% of total assets, at December 31, 2016.
Loans and other assets are funded primarily by loan sales, wholesale deposits and core deposits. To date, an increasing retail deposit base and an increased amount of long-term brokered deposits have been adequate to meet loan obligations, while maintaining the desired level of immediate liquidity. Additionally, an investment securities portfolio is available for both immediate and secondary liquidity purposes.
At June 30, 2017, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, while $100 thousand was pledged for trust activities in the State of Ohio and $2.5 million was pledged for uninsured trust assets, leaving $70.4 million available as lendable collateral.
Contractual Obligations
The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of June 30, 2017. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$597,371	$597,371	$—	$—	$—
Time deposits	1,274,350	938,576	212,198	123,576	—
Short term borrowings	10,000	10,000	—	—	—
Long term borrowings	52,173	836	30,555	20,782	—
Operating lease obligations[1]	2,142	904	1,155	83	—
Total	$1,936,036	$1,547,687	$243,908	$144,441	$—

1	The following obligations only include base rent and does not include any additional payments such as taxes, insurance, maintenance and repairs or common area maintenance.

As of June 30, 2017 and December 31, 2016, the Company had commitments for on-balance sheet instruments in the amount of $4.6 million and $4.9 million, respectively.
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
The balance sheet is asset-sensitive with a total cumulative gap position of 2.69% at June 30, 2017. The sale of unguaranteed portions of fixed-rate loans along with increased short-term wholesale funding has changed the portfolio mix to asset-sensitive. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk with the majority of assets and liabilities being short-term, adjustable rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.
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

Capital amounts and ratios as of June 30, 2017 and December 31, 2016, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - June 30, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$202,795	11.93%	$76,473	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$222,356	13.08%	$135,952	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$202,795	11.93%	$101,964	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$202,795	9.93%	$81,728	4.00%	N/A	N/A
Bank - June 30, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$155,053	9.54%	$73,140	4.50%	$105,647	6.50%
Total Capital (to Risk-Weighted Assets)	$174,889	10.76%	$130,027	8.00%	$162,534	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$155,053	9.54%	$97,520	6.00%	$130,027	8.00%
Tier 1 Capital (to Average Assets)	$155,053	7.85%	$79,057	4.00%	$98,821	5.00%
Consolidated - December 31, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$206,670	15.31%	$60,732	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$223,559	16.56%	$107,968	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$206,670	15.31%	$80,976	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$206,670	12.00%	$68,919	4.00%	N/A	N/A
Bank - December 31, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$139,078	10.68%	$58,579	4.50%	$84,615	6.50%
Total Capital (to Risk-Weighted Assets)	$155,423	11.94%	$104,141	8.00%	$130,177	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$139,078	10.68%	$78,106	6.00%	$104,141	8.00%
Tier 1 Capital (to Average Assets)	$139,078	8.41%	$66,142	4.00%	$82,678	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
Accounting policies, as described in detail in the Notes to the Company’s Unaudited Consolidated Financial Statements in this report, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2017, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2017 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three and six months ended June 30, 2017, any pending legal proceedings other than nonmaterial proceedings occurring in the ordinary course of business.
Item 1A. Risk Factors
In addition to the risk factors set forth in “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K (the “10-K”) for the fiscal year ended December 31, 2016, investors should consider the following risk factor relating to our business. The risk factor below should be read in conjunction with the risk factors set forth in the 10-K and the other information contained in this report.
Our rental equipment is subject to residual value risk upon disposition, and may not sell at the prices or in the quantities we expect.
The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	the market price for new equipment of a like kind;

•	the age of the equipment at the time it is sold, as well as wear and tear on the equipment relative to its age;

•	the supply of used equipment on the market;

•	technological advances relating to the equipment

•	demand for the used equipment; and

•	general economic conditions
We include in income from operations the difference between the sales price and the depreciated value of an item of equipment sold. Changes in our assumptions regarding depreciation could change our depreciation expense, as well as the gain or loss realized upon disposal of equipment. Sales of our used rental equipment at prices that fall significantly below our projections or in lesser quantities than we anticipate will have a negative impact on our results of operations and cash flows.
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

Live Oak Bancshares, Inc.
(Registrant)

Date: August 7, 2017	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Contribution Agreement dated as of May 9, 2017 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on May 15, 2017)
3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)
3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1, filed on June 19, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements*

*    Indicates a document being filed with this Form 10-Q.

**
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.