Form 10-Q
period 2017-09-30
Live Oak Bancshares, Inc.
filed 2017-11-06
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
As of November 4, 2017, there were 35,233,241 shares of the registrant’s voting common stock outstanding and 4,643,530 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Live Oak Bancshares, Inc.
Consolidated Balance Sheets
As of September 30, 2017 (unaudited) and December 31, 2016*
(Dollars in thousands)

	September 30, 2017	December 31, 2016*
Assets
Cash and due from banks	$260,907	$238,008
Certificates of deposit with other banks	3,250	7,250
Investment securities available-for-sale	76,575	71,056
Loans held for sale	692,586	394,278
Loans and leases held for investment	1,169,887	907,566
Allowance for loan and lease losses	(21,027)	(18,209)
Net loans and leases	1,148,860	889,357
Premises and equipment, net	129,233	64,661
Foreclosed assets	2,231	1,648
Servicing assets	53,392	51,994
Other assets	65,155	37,009
Total assets	$2,432,189	$1,755,261
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$55,260	$27,990
Interest-bearing	1,957,631	1,457,086
Total deposits	2,012,891	1,485,076
Long term borrowings	26,872	27,843
Other liabilities	27,835	19,495
Total liabilities	2,067,598	1,532,414
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 35,218,617 and 29,530,072 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	266,336	149,966
Class B common stock, no par value, 10,000,000 shares authorized, 4,643,530 and 4,723,530 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	49,168	50,015
Retained earnings	49,707	23,518
Accumulated other comprehensive loss	(620)	(652)
Total equity	364,591	222,847
Total liabilities and shareholders’ equity	$2,432,189	$1,755,261
*    Derived from audited consolidated financial statements.
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Income
For the three and nine months ended September 30, 2017 and 2016 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income
Loans and fees on loans	$26,977	$14,961	$70,290	$38,868
Investment securities, taxable	325	337	964	840
Other interest earning assets	870	264	1,682	650
Total interest income	28,172	15,562	72,936	40,358
Interest expense
Deposits	6,758	3,689	16,893	9,376
Borrowings	389	242	985	725
Total interest expense	7,147	3,931	17,878	10,101
Net interest income	21,025	11,631	55,058	30,257
Provision for loan and lease losses	2,426	3,806	5,481	8,692
Net interest income after provision for loan and lease losses	18,599	7,825	49,577	21,565
Noninterest income
Loan servicing revenue	6,490	5,860	18,587	15,725
Loan servicing asset revaluation	(3,691)	(3,421)	(6,864)	(5,051)
Net gains on sales of loans	18,148	21,833	55,276	52,813
Gain on sale of investment securities available-for-sale	—	1	—	1
Construction supervision fee income	362	502	1,077	1,799
Title insurance income	1,968	—	5,803	—
Other noninterest income	1,783	657	3,601	1,925
Total noninterest income	25,060	25,432	77,480	67,212
Noninterest expense
Salaries and employee benefits	19,037	17,471	55,687	45,875
Travel expense	2,289	2,218	6,035	6,394
Professional services expense	1,068	907	4,228	2,345
Advertising and marketing expense	1,516	1,097	4,977	3,425
Occupancy expense	1,473	1,058	4,018	3,306
Data processing expense	1,982	1,252	5,536	3,864
Equipment expense	2,228	611	5,005	1,696
Other loan origination and maintenance expense	1,601	806	3,587	2,001
FDIC insurance	858	210	2,308	507
Title insurance closing services expense	687	—	1,877	—
Other expense	3,117	1,588	8,883	4,648
Total noninterest expense	35,856	27,218	102,141	74,061
Income before taxes	7,803	6,039	24,916	14,716
Income tax (benefit) expense	(5,059)	2,561	(3,853)	6,432
Net income	12,862	3,478	28,769	8,284
Net loss attributable to noncontrolling interest	—	1	—	9
Net income attributable to Live Oak Bancshares, Inc.	$12,862	$3,479	$28,769	$8,293
Basic earnings per share	$0.34	$0.10	$0.81	$0.24
Diluted earnings per share	$0.33	$0.10	$0.78	$0.24

See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$12,862	$3,478	$28,769	$8,284
Other comprehensive income before tax:
Net unrealized (loss) gain on investment securities arising during the period	(168)	(115)	52	525
Reclassification adjustment for (gain) loss on sale of securities available-for-sale included in net income	—	(1)	—	(1)
Other comprehensive income before tax	(168)	(116)	52	524
Income tax benefit (expense)	65	45	(20)	(202)
Other comprehensive (loss) income, net of tax	(103)	(71)	32	322
Total comprehensive income	$12,759	$3,407	$28,801	$8,606
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Common stock			Retained earnings	Accumulated other comprehensive income (loss)	Non- controlling interest	Total equity
	Shares
	Class A	Class B	Amount
Balance at December 31, 2015	29,449,369	4,723,530	$187,507	$12,140	$(192)	$33	$199,488
Net income (loss)	—	—	—	8,293	—	(9)	8,284
Other comprehensive income	—	—	—	—	322	—	322
Issuance of restricted stock	16,745	—	—	—	—	—	—
Stock option exercises	25,406	—	147	—	—	—	147
Stock option based compensation expense	—	—	1,752	—	—	—	1,752
Restricted stock expense	—	—	5,893	—	—	—	5,893
Acquisition of non-controlling interest	—	—	—	—	—	(24)	(24)
Dividends (distributions to shareholders)	—	—	—	(1,710)	—	—	(1,710)
Balance at September 30, 2016	29,491,520	4,723,530	$195,299	$18,723	$130	$—	$214,152
Balance at December 31, 2016	29,530,072	4,723,530	$199,981	$23,518	$(652)	$—	$222,847
Net income	—	—	—	28,769	—	—	28,769
Other comprehensive income	—	—	—	—	32	—	32
Issuance of restricted stock	306,902	—	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(4,891)	—	—	—	(4,891)
Employee stock purchase program	22,634	—	445	—	—	—	445
Stock option exercises	76,285	—	602	—	—	—	602
Stock option based compensation expense	—	—	1,496	—	—	—	1,496
Restricted stock expense	—	—	4,210	—	—	—	4,210
Stock issued in acquisition of Reltco, Inc.	27,724	—	565	—	—	—	565
Non-voting common stock converted to voting common stock in private sale	80,000	(80,000)	—	—	—	—	—
Issuance of common stock in connection with secondary offering, net of issue costs	5,175,000	—	113,096	—	—	—	113,096
Dividends (distributions to shareholders)	—	—	—	(2,580)	—	—	(2,580)
Balance at September 30, 2017	35,218,617	4,643,530	$315,504	$49,707	$(620)	$—	$364,591
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$28,769	$8,284
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	7,020	3,201
Provision for loan losses	5,481	8,692
Amortization of premium on securities, net of accretion	355	135
Amortization of discount on unguaranteed loans, net	1,263	773
Deferred tax expense (benefit)	413	(510)
Originations of loans held for sale	(884,741)	(701,415)
Proceeds from sales of loans held for sale	648,300	555,192
Net gains on sale of loans held for sale	(55,276)	(52,813)
Net loss on sale of foreclosed assets	30	61
Net increase in servicing assets	(1,398)	(5,499)
Gain on sale of securities available-for-sale	—	(1)
Net loss on disposal of premises and equipment	213	—
Stock option based compensation expense	1,496	1,752
Restricted stock expense	4,210	5,893
Stock based compensation expense excess tax benefits	1,073	—
Business combination contingent consideration fair value adjustment	350	—
Changes in assets and liabilities:
Other assets	(17,661)	(858)
Other liabilities	3,875	2,652
Net cash used by operating activities	(256,228)	(174,461)
Cash flows from investing activities
Purchases of securities available-for-sale	(13,009)	(24,946)
Proceeds from sales, maturities, calls, and principal paydowns of securities available-for-sale	7,187	8,764
Proceeds from sale/collection of foreclosed assets	50	680
Business combination, net of cash acquired	(7,696)	—
Maturities of certificates of deposit with other banks	4,000	2,750
Loan and lease originations and principal collections, net	(273,501)	(154,738)
Purchases of premises and equipment, net	(71,420)	(1,194)
Net cash used in investing activities	(354,389)	(168,684)
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
For the nine months ended September 30, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities
Net increase in deposits	527,815	598,229
Proceeds from long term borrowings	16,900	—
Repayment of long term borrowings	(25,971)	(301)
Proceeds from short term borrowings	23,100	—
Repayment of short term borrowings	(15,000)	—
Stock option exercises	602	147
Employee stock purchase program	445	—
Withholding cash issued in lieu of restricted stock	(4,891)	—
Sale of common stock, net of issuance costs	113,096	—
Shareholder dividend distributions	(2,580)	(2,052)
Net cash provided by financing activities	633,516	596,023
Net increase in cash and cash equivalents	22,899	252,878
Cash and cash equivalents, beginning	238,008	102,607
Cash and cash equivalents, ending	$260,907	$355,485

Supplemental disclosure of cash flow information
Interest paid	$17,927	$10,120
Income tax	7,094	5,739

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains on available-for-sale securities, net of taxes	$32	$322
Transfers from loans to foreclosed real estate and other repossessions	663	406
Transfers from foreclosed real estate to SBA receivable	—	96
Transfer of loans held for sale to loans held for investment	5,713	339,322
Transfer of loans held for investment to loans held for sale	18,990	2,296
Contingent consideration in acquisition of controlling interest in equity method investment	—	24
Transfers from short term borrowings to long term borrowings	8,100	—
Business combination:
Assets acquired (excluding goodwill)	5,766	—
Liabilities assumed	4,681	—
Purchase price	8,363	—
Goodwill recorded	7,278	—
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 1. Basis of Presentation
Nature of Operations
Live Oak Bancshares, Inc. (the “Company” or “LOB”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was organized and incorporated under the laws of the State of North Carolina on February 25, 2008 and commenced operations on May 12, 2008. The Bank specializes in providing lending services to small businesses nationwide in targeted industries, which we refer to as verticals. The Bank identifies and grows within credit-worthy industries through expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) Loan Program and to a lesser extent by the U.S. Department of Agriculture ("USDA") Rural Energy for America Program ("REAP") and Business & Industry ("B&I") loan programs. On July 28, 2015 the Company completed its initial public offering with a secondary offering completed in August of 2017. In 2010, the Bank formed Live Oak Number One, Inc., a wholly-owned subsidiary, to hold properties foreclosed on by the Bank.
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
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017. The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities Exchange Commission on March 9, 2017 (SEC File No. 001-37497) (the "2016 Annual Report"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2016 Annual Report. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's 2016 Annual Report.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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
Direct Financing Leases
Interest income on direct financing leases is recognized when earned.  Unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.  The term of each lease is generally 4-6 years which is consistent with the useful life of the equipment with no residual value.  As of September 30, 2017 the Company had net investments in direct financing lease receivables of $1.1 million.
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
As of September 30, 2017 the Company had a net investment of $47.5 million in assets included in premises and equipment that are subject to operating leases.
A maturity analysis of future minimum lease payments under non-cancelable operating leases is as follows:

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017	Amount
2017	$463
2018	3,204
2019	3,214
2020	3,233
2021	3,254
Thereafter	19,625
Total	$32,993

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
Change in Accounting Estimate
During 2017, the Company assessed its estimate of the useful lives of the Company’s aircraft transportation. The Company revised its original useful life estimate of 20 years and currently estimates that its aircraft transportation will have a useful life of 10 years. The effects of reflecting this change in accounting estimate on the 2017 consolidated financial statements are as follows:

	Three months ended September 30, 2017	Nine months ended September 30, 2017
Decrease in:
Net income	$202	$692
Basic EPS	$0.01	$0.02
Diluted EPS	$0.01	$0.02
Reclassifications
Certain reclassifications have been made to the prior period’s consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.
Note 2. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This standard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The Company's revenue is comprised of loan servicing revenue, net gains on sales of loans and net interest income on financial assets and financial liabilities, all of which are explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company's revenue streams included in non-interest income that are within the scope of the guidance are primarily related to sales of foreclosed assets, construction supervision fees, title insurance income and trust fiduciary fees. The Company does not expect the adoption of ASU 2014-09 to have a material effect on the consolidated financial statements. The Company expects to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions for items including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective and adopted by the Company on January 1, 2017. Starting in the first quarter of 2017, stock-based compensation excess tax benefits or deficiencies are reflected in the Consolidated Statements of Income as a component of the income tax expense, where as they previously were recognized in equity. Additionally, the Consolidated Statements of Cash
Flows now present excess tax benefits as an operating activity while any cash paid in lieu of shares for tax-withholding being classified as a financing activity. There were no excess tax benefits in the prior period presented for reclassification. Finally, the Company will continue to incorporate actual forfeitures as they occur in the accrual of compensation expense. As a result of the adoption of ASU 2016-09, the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 was adjusted as follows: a $1.1 million increase to net cash provided by operating activities and a $4.8 million increase to net cash used in financing activities. The adoption of ASU 2016-09 further resulted in a $0.03 increase in basic and diluted EPS for the nine months ended September 30, 2017. See Note 9 for information regarding the additional impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This new guidance replaces the incurred loss impairment methodology in current standards with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on the financial statements. In that regard, a cross-functional working group has been formed, under the direction of the Company's Chief Financial Officer and Chief Credit Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. The Company is currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. The Company is also currently evaluating selected third-party vendor solutions to assist in the application of the ASU 2016-13. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, the impact of adoption is expected to be significantly influenced by the composition, characteristics and quality of loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
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
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for the Company on January 1, 2019 and is not expected to have a significant impact on its consolidated financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic earnings per share:
Net income available to common shareholders	$12,862	$3,479	$28,769	$8,293
Weighted-average basic shares outstanding	37,366,041	34,206,943	35,485,371	34,191,014
Basic earnings per share	$0.34	$0.10	$0.81	$0.24
Diluted earnings per share:
Net income available to common shareholders, for diluted earnings per share	$12,862	$3,479	$28,769	$8,293
Total weighted-average basic shares outstanding	37,366,041	34,206,943	35,485,371	34,191,014
Add effect of dilutive stock options and restricted stock grants	1,278,636	794,874	1,244,683	812,408
Total weighted-average diluted shares outstanding	38,644,677	35,001,817	36,730,054	35,003,422
Diluted earnings per share	$0.33	$0.10	$0.78	$0.24
Anti-dilutive shares	243,199	1,778,995	250,698	1,778,995

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
The merger was accounted for in accordance with the acquisition method of accounting, and the identifiable assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date separately from goodwill. The estimated fair values of assets acquired and liabilities assumed are based on the information available at the date of the acquisition. Management continues to evaluate these fair values, which are subject to revision as additional information becomes available. During the one year measurement period, contingent consideration is recorded at fair value based on the terms of the purchase agreement with subsequent quarterly changes in fair value recorded through earnings. For the nine months ended September 30, 2017 the Company recorded expense of $350 thousand, related to the increased fair value of contingent consideration using the Monte Carlo Simulation. There was no expense recorded for this contingent consideration during the three months ended September 30, 2017. The assumptions utilized include a risk free rate of return through the end of each measurement period equivalent to that of a U.S. Treasury, expected volatility of 30.00% over the remaining 3.25 years and a dividend yield of 0.51%.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the allocation of the purchase price on the date of acquisition to assets acquired and the liabilities assumed based on their estimated fair values:

Fair value of assets acquired
Cash	$102
Accounts receivable	159
Intangible assets	5,505
Total assets acquired	5,766
Fair value of liabilities assumed
Contingent consideration	4,300
Accounts payable and other liabilities	381
Total liabilities assumed	4,681
Net assets acquired	$1,085
Purchase price
Common shares issued	27,724
Purchase price per share of the Company’s common stock	$20.38
Company common stock issued	565
Cash	7,798
Total purchase price	8,363
Goodwill	$7,278
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
The Company recorded merger expenses of $766 thousand during the nine month period ended September 30, 2017. No merger expenses were recorded during the three month period ended September 30, 2017. The company recorded $52 thousand and $62 thousand in merger expenses during the three and nine months period ended September 30, 2016.
The following pro forma financial information for the quarters ended September 30, 2017 and 2016 reflects the Company's estimated consolidated pro forma results of operations as if the Reltco acquisition occurred on January 1, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue (net interest income and noninterest income)	$46,085	$40,627	$133,306	$106,960
Net income available to common stockholders	12,862	4,183	28,807	9,952
Basic earnings per share	0.34	0.12	0.81	0.29
Diluted earnings per share	0.33	0.12	0.78	0.28
Note 5. Investment Securities
The carrying amount of investment securities and their approximate fair values are reflected in the following table:

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
US government agencies	$17,829	$11	$35	$17,805
Residential mortgage-backed securities	57,685	—	936	56,749
Mutual fund	2,070	—	49	2,021
Total	$77,584	$11	$1,020	$76,575

December 31, 2016
US government agencies	$17,803	$52	$32	$17,823
Residential mortgage-backed securities	52,301	3	1,031	51,273
Mutual fund	2,012	—	52	1,960
Total	$72,116	$55	$1,115	$71,056
There were no sales of securities during the three and nine months ended September 30, 2017.The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$4,996	$16	$1,496	$19	$6,492	$35
Residential mortgage-backed securities	28,397	461	21,767	475	50,164	936
Mutual fund	2,021	49	—	—	2,021	49
Total	$35,414	$526	$23,263	$494	$58,677	$1,020
	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$6,508	$32	$—	$—	$6,508	$32
Residential mortgage-backed securities	49,109	1,017	1,635	14	50,744	1,031
Mutual fund	1,960	52	—	—	1,960	52
Total	$57,577	$1,101	$1,635	$14	$59,212	$1,115
At September 30, 2017, there were twelve residential mortgage-backed securities and one US government agency security in unrealized loss positions for greater than 12 months and fourteen residential mortgage-backed securities, two US government agency securities and the 504 Fund mutual fund investment in an unrealized loss position for less than 12 months. Unrealized losses at December 31, 2016 were comprised of two residential mortgage-backed securities in unrealized loss positions for greater than 12 months and three US government agency securities, twenty-two residential mortgage-backed securities and the 504 Fund mutual fund investment in an unrealized loss position for less than 12 months.
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
All residential mortgage-backed securities in the Company’s portfolio at September 30, 2017 and December 31, 2016 were backed by US government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following is a summary of investment securities by maturity:

	September 30, 2017
	Available-for-Sale
	Amortized cost	Fair value
US government agencies
Within one year	$11,302	$11,312
One to five years	6,527	6,492
Total	17,829	17,804

Residential mortgage-backed securities
Five to ten years	7,264	7,200
After 10 years	50,421	49,550
Total	57,685	56,750

Total	$75,514	$74,554
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled. This table excludes the 504 Fund mutual fund investment.
At December 31, 2016, an investment security with a fair market value of $1.5 million was pledged to secure a line of credit with the Company’s correspondent bank. At September 30, 2017, the security pledged to secure a line of credit with the Company's correspondent bank was released. At September 30, 2017 and December 31, 2016, an investment security with a fair market value of $100 thousand was pledged to the Ohio State Treasurer to allow the Company's trust department to conduct business in the state of Ohio and investment securities with a fair market value of $2.5 million and $1.2 million, respectively, were pledged to the Company's trust department for uninsured trust assets held by the trust department.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans and leases consist of the following:

	September 30, 2017	December 31, 2016
Commercial & Industrial
Agriculture	$2,698	$1,714
Death Care Management	12,101	9,684
Healthcare	41,454	37,270
Independent Pharmacies	97,171	83,677
Registered Investment Advisors	91,241	68,335
Veterinary Industry	45,570	38,930
Other Industries	142,115	94,836
Total	432,350	334,446
Construction & Development
Agriculture	34,636	32,372
Death Care Management	4,744	3,956
Healthcare	46,814	30,467
Independent Pharmacies	1,696	2,013
Registered Investment Advisors	329	294
Veterinary Industry	13,265	11,514
Other Industries	45,052	31,715
Total	146,536	112,331
Commercial Real Estate
Agriculture	14,689	5,591
Death Care Management	61,462	52,510
Healthcare	121,331	114,281
Independent Pharmacies	18,508	15,151
Registered Investment Advisors	13,550	11,462
Veterinary Industry	110,028	102,906
Other Industries	106,418	46,245
Total	445,986	348,146
Commercial Land
Agriculture	146,814	113,569
Total	146,814	113,569
Total Loans and Leases[1]	1,171,686	908,492
Net Deferred Costs	8,038	7,648
Discount on SBA 7(a) and USDA Unguaranteed[2]	(9,837)	(8,574)
Loans and Leases, Net of Unearned	$1,169,887	$907,566

1	Total loans and leases include $40.4 million and $37.7 million of U.S. government guaranteed loans as of September 30, 2017 and December 31, 2016, respectively.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables summarize the risk grades of each category:

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
September 30, 2017
Commercial & Industrial
Agriculture	$2,470	$228	$—	$2,698
Death Care Management	11,976	118	7	12,101
Healthcare	32,350	1,716	7,388	41,454
Independent Pharmacies	87,173	6,523	3,475	97,171
Registered Investment Advisors	87,940	2,566	735	91,241
Veterinary Industry	41,738	1,833	1,999	45,570
Other Industries	142,096	19	—	142,115
Total	405,743	13,003	13,604	432,350
Construction & Development
Agriculture	34,636	—	—	34,636
Death Care Management	4,744	—	—	4,744
Healthcare	44,937	704	1,173	46,814
Independent Pharmacies	1,696	—	—	1,696
Registered Investment Advisors	329	—	—	329
Veterinary Industry	13,265	—	—	13,265
Other Industries	45,052	—	—	45,052
Total	144,659	704	1,173	146,536
Commercial Real Estate
Agriculture	14,689	—	—	14,689
Death Care Management	54,684	4,288	2,490	61,462
Healthcare	111,943	5,050	4,338	121,331
Independent Pharmacies	15,043	1,843	1,622	18,508
Registered Investment Advisors	13,406	144	—	13,550
Veterinary Industry	95,055	2,680	12,293	110,028
Other Industries	105,738	680	—	106,418
Total	410,558	14,685	20,743	445,986
Commercial Land
Agriculture	144,687	2,104	23	146,814
Total	144,687	2,104	23	146,814
Total[1]	$1,105,647	$30,496	$35,543	$1,171,686

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
December 31, 2016
Commercial & Industrial
Agriculture	$1,656	$58	$—	$1,714
Death Care Management	9,452	121	111	9,684
Healthcare	28,723	681	7,866	37,270
Independent Pharmacies	73,948	6,542	3,187	83,677
Registered Investment Advisors	65,297	2,246	792	68,335
Veterinary Industry	34,407	1,967	2,556	38,930
Other Industries	94,736	100	—	94,836
Total	308,219	11,715	14,512	334,446
Construction & Development
Agriculture	32,061	—	311	32,372
Death Care Management	3,956	—	—	3,956
Healthcare	30,467	—	—	30,467
Independent Pharmacies	2,013	—	—	2,013
Registered Investment Advisors	294	—	—	294
Veterinary Industry	9,725	1,789	—	11,514
Other Industries	31,715	—	—	31,715
Total	110,231	1,789	311	112,331
Commercial Real Estate
Agriculture	5,591	—	—	5,591
Death Care Management	46,427	4,314	1,769	52,510
Healthcare	103,097	7,142	4,042	114,281
Independent Pharmacies	12,654	1,968	529	15,151
Registered Investment Advisors	11,462	—	—	11,462
Veterinary Industry	88,168	3,995	10,743	102,906
Other Industries	46,245	—	—	46,245
Total	313,644	17,419	17,083	348,146
Commercial Land
Agriculture	112,333	1,138	98	113,569
Total	112,333	1,138	98	113,569
Total[1]	$844,427	$32,061	$32,004	$908,492

1
Total loans and leases include $40.4 million of U.S. government guaranteed loans as of September 30, 2017, segregated by risk grade as follows: Risk Grades 1 – 4 = $12.1 million, Risk Grade 5 = $3.7 million, Risk Grades 6 – 8 = $24.6 million. As of December 31, 2016, total loans and leases include $37.7 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $8.7 million, Risk Grade 5 = $7.7 million, Risk Grades 6 – 8 = $21.3 million.

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

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
September 30, 2017
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$2,698	$2,698	$—
Death Care Management	—	—	—	—	—	12,101	12,101	—
Healthcare	535	76	16	6,152	6,779	34,675	41,454	—
Independent Pharmacies	331	44	—	2,274	2,649	94,522	97,171	—
Registered Investment Advisors	—	—	—	—	—	91,241	91,241	—
Veterinary Industry	224	29	536	796	1,585	43,985	45,570	—
Other Industries	—	—	—	—	—	142,115	142,115	—
Total	1,090	149	552	9,222	11,013	421,337	432,350	—
Construction & Development
Agriculture	—	—	—	—	—	34,636	34,636	—
Death Care Management	—	—	—	—	—	4,744	4,744	—
Healthcare	—	—	—	—	—	46,814	46,814	—
Independent Pharmacies	—	—	—	—	—	1,696	1,696	—
Registered Investment Advisors	—	—	—	—	—	329	329	—
Veterinary Industry	—	—	—	—	—	13,265	13,265	—
Other Industries	—	—	—	—	—	45,052	45,052	—
Total	—	—	—	—	—	146,536	146,536	—
Commercial Real Estate
Agriculture	—	—	—	—	—	14,689	14,689	—
Death Care Management	—	298	174	1,402	1,874	59,588	61,462	—
Healthcare	40	—	2,679	829	3,548	117,783	121,331	—
Independent Pharmacies	—	—	—	1,622	1,622	16,886	18,508	—
Registered Investment Advisors	—	—	—	—	—	13,550	13,550	—
Veterinary Industry	1,906	3,915	132	2,749	8,702	101,326	110,028	—
Other Industries	—	7,750	—	—	7,750	98,668	106,418	—
Total	1,946	11,963	2,985	6,602	23,496	422,490	445,986	—
Commercial Land
Agriculture	23	—	—	—	23	146,791	146,814	—
Total	23	—	—	—	23	146,791	146,814	—
Total[1]	$3,059	$12,112	$3,537	$15,824	$34,532	$1,137,154	$1,171,686	$—

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
December 31, 2016
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$1,714	$1,714	$—
Death Care Management	—	—	—	—	—	9,684	9,684	—
Healthcare	—	272	496	5,920	6,688	30,582	37,270	—
Independent Pharmacies	42	293	408	2,349	3,092	80,585	83,677	—
Registered Investment Advisors	—	—	—	—	—	68,335	68,335	—
Veterinary Industry	32	151	646	1,441	2,270	36,660	38,930	—
Other Industries	—	—	—	—	—	94,836	94,836	—
Total	74	716	1,550	9,710	12,050	322,396	334,446	—
Construction & Development
Agriculture	231	80	—	—	311	32,061	32,372	—
Death Care Management	—	—	—	—	—	3,956	3,956	—
Healthcare	—	—	—	—	—	30,467	30,467	—
Independent Pharmacies	—	—	—	—	—	2,013	2,013	—
Registered Investment Advisors	—	—	—	—	—	294	294	—
Veterinary Industry	—	—	—	—	—	11,514	11,514	—
Other Industries	—	—	—	—	—	31,715	31,715	—
Total	231	80	—	—	311	112,020	112,331	—
Commercial Real Estate
Agriculture	—	—	—	—	—	5,591	5,591	—
Death Care Management	—	—	188	1,423	1,611	50,899	52,510	—
Healthcare	—	—	3,180	45	3,225	111,056	114,281	—
Independent Pharmacies	—	—	—	529	529	14,622	15,151	—
Registered Investment Advisors	—	—	—	—	—	11,462	11,462	—
Veterinary Industry	898	3,981	737	5,158	10,774	92,132	102,906	—
Other Industries	—	—	—	—	—	46,245	46,245	—
Total	898	3,981	4,105	7,155	16,139	332,007	348,146	—
Commercial Land
Agriculture	58	40	—	—	98	113,471	113,569	—
Total	58	40	—	—	98	113,471	113,569	—
Total[1]	$1,261	$4,817	$5,655	$16,865	$28,598	$879,894	$908,492	$—

1
Total loans and leases include $40.4 million of U.S. government guaranteed loans as of September 30, 2017, of which $14.3 million is greater than 90 days past due, $5.0 million is 30-89 days past due and $21.1 million is included in current loans and leases as presented above. As of December 31, 2016, total loans and leases include $37.7 million of U.S. government guaranteed loans, of which $13.7 million is greater than 90 days past due, $6.8 million is 30-89 days past due and $17.2 million is included in current loans and leases as presented above.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Nonaccrual Loans and Leases
Loans and leases that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans and leases had been accrued in accordance with the original terms, interest income would have increased by approximately $302 thousand and $165 thousand for the three months ended September 30, 2017 and 2016, respectively, and for the nine months ended September 30, 2017 and 2016 interest income would have increased approximately $831 thousand and $451 thousand, respectively. All nonaccrual loans and leases are included in the held for investment portfolio.
Nonaccrual loans and leases as of September 30, 2017 and December 31, 2016 are as follows:

September 30, 2017	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$6,703	$5,712	$991
Independent Pharmacies	2,605	2,253	352
Registered Investment Advisors	—	—	—
Veterinary Industry	1,556	1,517	39
Total	10,864	9,482	1,382
Commercial Real Estate
Death Care Management	1,576	1,246	330
Healthcare	3,548	2,749	799
Independent Pharmacies	1,622	1,622	—
Veterinary Industry	4,787	3,999	788
Total	11,533	9,616	1,917
Commercial Land
Agriculture	23	23	—
Total	23	23	—
Total	$22,420	$19,121	$3,299

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

December 31, 2016	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$6,416	$5,152	$1,264
Independent Pharmacies	2,799	2,204	595
Veterinary Industry	2,119	2,079	40
Total	11,334	9,435	1,899
Construction & Development
Agriculture	231	173	58
Total	231	173	58
Commercial Real Estate
Death Care Management	1,611	1,263	348
Healthcare	3,225	2,731	494
Independent Pharmacies	529	—	529
Veterinary Industry	6,793	5,395	1,398
Total	12,158	9,389	2,769
Commercial Land
Agriculture	58	—	58
Total	58	—	58
Total	$23,781	$18,997	$4,784

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

•	The Present Value of Future Cash Flows method takes into account the amount and timing of cash flows and the effective interest rate used to discount the cash flows.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table details activity in the allowance for loan and lease losses by portfolio segment allowance for the periods presented:

Three months ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
September 30, 2017
Beginning Balance	$1,603	$7,494	$8,351	$2,112	$19,560
Charge offs	—	(665)	(343)	—	(1,008)
Recoveries	—	4	39	6	49
Provision	36	1,565	827	(2)	2,426
Ending Balance	$1,639	$8,398	$8,874	$2,116	$21,027
September 30, 2016
Beginning Balance	$1,208	$4,079	$5,601	$1,421	$12,309
Charge offs	—	—	(939)	—	(939)
Recoveries	—	1	1	—	2
Provision	225	261	2,907	413	3,806
Ending Balance	$1,433	$4,341	$7,570	$1,834	$15,178

Nine months ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
September 30, 2017
Beginning Balance	$1,693	$5,897	$8,413	$2,206	$18,209
Charge offs	—	(952)	(1,754)	(35)	(2,741)
Recoveries	—	17	55	6	78
Provision	(54)	3,436	2,160	(61)	5,481
Ending Balance	$1,639	$8,398	$8,874	$2,116	$21,027
September 30, 2016
Beginning Balance	$1,064	$2,486	$2,766	$1,099	$7,415
Charge offs	—	(7)	(1,307)	(63)	(1,377)
Recoveries	—	4	444	—	448
Provision	369	1,858	5,667	798	8,692
Ending Balance	$1,433	$4,341	$7,570	$1,834	$15,178
The following tables detail the recorded allowance for loan and lease losses and the investment in loans and leases related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

September 30, 2017	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$53	$1,610	$1,290	$—	$2,953
Loans and leases collectively evaluated for impairment[2]	1,586	6,788	7,584	2,116	18,074
Total allowance for loan and lease losses	$1,639	$8,398	$8,874	$2,116	$21,027
Loans and leases receivable[1]:
Loans and leases individually evaluated for impairment	$1,151	$16,231	$7,321	$—	$24,703
Loans and leases collectively evaluated for impairment[2]	145,385	429,755	425,029	146,814	1,146,983
Total loans and leases receivable	$146,536	$445,986	$432,350	$146,814	$1,171,686

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

December 31, 2016	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$—	$1,496	$1,458	$—	$2,954
Loans and leases collectively evaluated for impairment[2]	1,693	4,401	6,955	2,206	15,255
Total allowance for loan and lease losses	$1,693	$5,897	$8,413	$2,206	$18,209
Loans and leases receivable[1]:
Loans and leases individually evaluated for impairment	$—	$16,359	$6,884	$—	$23,243
Loans and leases collectively evaluated for impairment[2]	112,331	331,787	327,562	113,569	885,249
Total loans and leases receivable	$112,331	$348,146	$334,446	$113,569	$908,492

1
Loans and leases receivable includes $40.4 million of U.S. government guaranteed loans as of September 30, 2017, of which $24.7 million are impaired. As of December 31, 2016, loans and leases receivable includes $37.7 million of U.S. government guaranteed loans, of which $22.1 million are considered impaired.

2
Included in loans and leases collectively evaluated for impairment are impaired loans and leases with individual unguaranteed exposure of less than $100 thousand. As of September 30, 2017, these balances totaled $13.4 million, of which $12 million are guaranteed by the U.S. government and $1.4 million are unguaranteed. As of December 31, 2016, these balances totaled $12.3 million, of which $10.0 million are guaranteed by the U.S. government and $2.3 million are unguaranteed. The allowance for loan and lease losses associated with these loans and leases totaled $417 thousand and $438 thousand as of September 30, 2017 and December 31, 2016, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans and leases classified as impaired as of the dates presented are summarized in the following tables.

September 30, 2017	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$8	$—	$8
Healthcare	7,384	5,712	1,672
Independent Pharmacies	4,282	2,514	1,768
Registered Investment Advisors	743	—	743
Veterinary Industry	2,407	1,605	802
Total	14,824	9,831	4,993
Construction & Development
Healthcare	1,151	880	271
Total	1,151	880	271
Commercial Real Estate
Death Care Management	2,486	1,246	1,240
Healthcare	4,334	2,999	1,335
Independent Pharmacies	1,622	1,622	—
Veterinary Industry	13,700	8,051	5,649
Total	22,142	13,918	8,224
Commercial Land
Agriculture	23	23	—
Total	23	23	—
Total	$38,140	$24,652	$13,488

December 31, 2016	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$111	$—	$111
Healthcare	7,923	5,453	2,470
Independent Pharmacies	3,514	2,495	1,019
Registered Investment Advisors	796	—	796
Veterinary Industry	2,882	2,199	683
Total	15,226	10,147	5,079
Construction & Development
Agriculture	300	233	67
Total	300	233	67
Commercial Real Estate
Death Care Management	1,768	1,264	504
Healthcare	4,044	2,985	1,059
Independent Pharmacies	528	—	528
Veterinary Industry	13,561	7,518	6,043
Total	19,901	11,767	8,134
Commercial Land
Agriculture	91	—	91
Total	91	—	91
Total	$35,518	$22,147	$13,371

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents evaluated balances of loans and leases classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan and lease fees or costs.

	September 30, 2017
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Death Care Management	$—	$8	$8	$7	$—
Healthcare	6,675	709	7,384	8,034	681
Independent Pharmacies	2,622	1,660	4,282	4,697	76
Registered Investment Advisors	668	75	743	735	521
Veterinary Industry	2,033	374	2,407	2,800	173
Total	11,998	2,826	14,824	16,273	1,451
Construction & Development
Healthcare	1,151	—	1,151	1,173	53
Total	1,151	—	1,151	1,173	53
Commercial Real Estate
Death Care Management	1,867	619	2,486	2,625	187
Healthcare	3,759	575	4,334	4,352	261
Independent Pharmacies	1,622	—	1,622	2,163	9
Veterinary Industry	11,506	2,194	13,700	14,787	1,408
Total	18,754	3,388	22,142	23,927	1,865
Commercial Land
Agriculture	23	—	23	58	—
Total	23	—	23	58	—
Total Impaired Loans and Leases	$31,926	$6,214	$38,140	$41,431	$3,369

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

	Three months ended September 30, 2017		Three months ended September 30, 2016
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$42	$1	$9	$—
Healthcare	7,076	11	6,345	38
Independent Pharmacies	4,266	26	1,946	18
Registered Investment Advisors	894	14	742	7
Veterinary Industry	2,511	11	2,501	13
Total	14,789	63	11,543	76
Construction & Development
Healthcare	602	2	—	—
Total	602	2	—	—
Commercial Real Estate
Death Care Management	2,512	13	1,801	2
Healthcare	3,079	11	1,012	12
Independent Pharmacies	1,985	—	551	2
Veterinary Industry	13,950	132	12,218	87
Total	21,526	156	15,582	103
Commercial Land
Agriculture	23	—	156	—
Total	23	—	156	—
Total	$36,940	$221	$27,281	$179

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$313	$3	$9	$—
Healthcare	4,996	25	5,777	60
Independent Pharmacies	7,998	52	1,927	51
Registered Investment Advisors	1,438	28	588	13
Veterinary Industry	4,329	24	2,715	29
Total	19,074	132	11,016	153
Construction & Development
Healthcare	120	2	—	—
Total	120	2	—	—
Commercial Real Estate
Death Care Management	2,030	30	1,811	5
Healthcare	2,940	24	1,013	27
Independent Pharmacies	149	—	551	2
Veterinary Industry	13,069	278	12,266	249
Total	18,188	332	15,641	283
Commercial Land
Agriculture	199	—	355	—
Total	199	—	355	—
Total	$37,581	$466	$27,012	$436

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables present the types of TDRs that were made during the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017			Three months ended September 30, 2016
	All Restructurings			All Restructurings
	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
Payment Deferral and Extended Amortization
Commercial & Industrial
Independent Pharmacies	—	$—	$—	—	$—	$—
Total Payment Deferral and Extended Amortization	—	—	—	—	—	—
Payment Deferral
Commercial & Industrial
Healthcare	—	—	—	1	440	440
Veterinary Industry	2	559	559	—	—	—
Total Payment Deferral	2	559	559	1	440	440
Total	2	$559	$559	1	$440	$440

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	All Restructurings			All Restructurings
	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
Payment Deferral and Extended Amortization
Commercial & Industrial
Independent Pharmacies	1	262	262	—	—	—
Total Payment Deferral and Extended Amortization	1	262	262	—	—	—
Payment Deferral
Commercial & Industrial
Healthcare	—	—	—	1	440	440
Veterinary Industry	2	559	559	1	420	420
Total Payment Deferral	2	559	559	2	860	860
Total	3	$821	$821	2	$860	$860

Concessions made to improve a loan and lease’s performance have varying degrees of success. No TDRS that were modified within the twelve months ended September 30, 2017 subsequently defaulted during the three or nine months ended September 30, 2017.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

As of September 30, 2016, one TDR that was modified within the twelve months ended September 30, 2016 subsequently defaulted during the nine months ended September 30, 2016. This TDR was a commercial and industrial veterinary loan that was previously modified for payment deferral. The recorded investment for this TDR at September 30, 2016 was $311 thousand.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7. Servicing Assets
Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.36 billion and $2.22 billion at September 30, 2017 and December 31, 2016, respectively.
The following summarizes the activity pertaining to servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$53,675	$48,454	$51,994	$44,230
Additions, net	3,527	4,964	9,412	11,923
Fair value changes:
Due to changes in valuation inputs or assumptions	(789)	(1,452)	342	(821)
Decay due to increases in principal paydowns or runoff	(3,021)	(2,237)	(8,356)	(5,603)
Balance at end of period	$53,392	$49,729	$53,392	$49,729
The fair value of servicing rights was determined using discount rates ranging from 10.1% to 14.5% on September 30, 2017 and 8.1% to 14.1% on September 30, 2016. The fair value of servicing rights was determined using prepayment speeds ranging from 3.1% to 10.0% on September 30, 2017 and 2.9% to 9.8% on September 30, 2016, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the consolidated statements of income.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 8. Borrowings
Total outstanding long term borrowings consisted of the following:

	September 30, 2017	December 31, 2016
Long term borrowings
On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive main campus with a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main facility location. Payments were interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments of $146 thousand began in October 2016 with all principal and accrued interest due on September 11, 2021. The construction line is fully disbursed and there was no remaining available credit on this construction line at September 30, 2017.
	$23,195	$23,864
On February 23, 2015, the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The interest rate at September 30, 2017 is 5.25%. The maturity date is October 5, 2019. The pledged collateral is classified in other assets with a fair value of $3.7 million at September 30, 2017. Underlying loans carry a risk grade of 3 and are current with no delinquencies.
	3,677	3,979
Total long term borrowings	$26,872	$27,843
The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $47.5 million and $26.5 million as of September 30, 2017 and December 31, 2016, respectively. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of September 30, 2017 and December 31, 2016.
The Company has $25 million available in an unsecured line of credit with a correspondent bank as of September 30, 2017. The line was increased from $8.1 million to $25 million on April 18, 2017. At December 31, 2016, there was $8.1 million available on this unsecured line of credit. The term is 24 months, maturing April 30, 2019, and interest accrues at Prime minus 0.50%. Payments are interest only with all principal and accrued interest due on April 30, 2019. The terms of the loan require the Company to maintain minimum capital, liquidity and Texas ratios. There was no outstanding balance on this line of credit as of September 30, 2017 and December 31, 2016.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The Company has entered into a repurchase agreement with a third party for $5 million as of September 30, 2017 and December 31, 2016. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of September 30, 2017 and December 31, 2016.
The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $321.0 million and $281.3 million as of September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the Company had approximately $175.0 million and $142.7 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of September 30, 2017 and December 31, 2016.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Contingent consideration liability: Contingent consideration associated with the acquisition of Reltco will be adjusted to fair value quarterly until settled. The assumptions used to measure fair value are based on internal metrics that are unobservable and therefore the contingent consideration liability is classified within Level 3 of the valuation hierarchy.
Recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2017	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$17,804	$—	$17,804	$—
Residential mortgage-backed securities	56,750	—	56,750	—
Mutual fund	2,021	—	2,021	—
Servicing assets[1]	53,392	—	—	53,392
Total assets at fair value	$129,967	$—	$76,575	$53,392

Contingent consideration liability[2]	$4,650	$—	$—	$4,650
Total liabilities at fair value	$4,650	$—	$—	$4,650

December 31, 2016	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$17,823	$—	$17,823	$—
Residential mortgage-backed securities	51,273	—	51,273	—
Mutual fund	1,960	—	1,960	—
Servicing assets[1]	51,994	—	—	51,994
Total assets at fair value	$123,050	$—	$71,056	$51,994

1	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets and various assumptions used in the fair value measurement.

2	See Note 4 for activity related to the recurring Level 3 fair value for the contingent consideration liability and various assumptions used in the fair value measurement.
Non-recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

September 30, 2017	Total	Level 1	Level 2	Level 3
Impaired loans and leases	$28,557	$—	$—	$28,557
Foreclosed assets	2,231	—	—	2,231
Total assets at fair value	$30,788	$—	$—	$30,788

December 31, 2016	Total	Level 1	Level 2	Level 3
Impaired loans and leases	$27,815	$—	$—	$27,815
Foreclosed assets	1,648	—	—	1,648
Total assets at fair value	$29,463	$—	$—	$29,463

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Level 3 Analysis
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2017 and December 31, 2016 the significant unobservable inputs used in the fair value measurements were as follows:
September 30, 2017

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans and Leases	$28,557	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	0% to 25% Weighted average discount rate 6.01%
Foreclosed Assets	$2,231	Discounted appraisals	Appraisal adjustments (1)	10% to 35%
December 31, 2016

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans and Leases	$27,815	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	0% to 25% Weighted average discount rate 5.28%
Foreclosed Assets	$1,648	Discounted appraisals	Appraisal adjustments (1)	10% to 35%

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.
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
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

September 30, 2017	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$260,907	$260,907	$—	$—	$260,907
Certificates of deposit with other banks	3,250	3,251	—	—	3,251
Investment securities, available-for-sale	76,575	—	76,575	—	76,575
Loans held for sale	692,586	—	—	770,923	770,923
Loans and leases, net of allowance for loan and lease losses	1,148,860	—	—	1,151,601	1,151,601
Servicing assets	53,392	—	—	53,392	53,392
Accrued interest receivable	9,669	9,669	—	—	9,669
Financial liabilities
Deposits	2,012,891	—	1,996,493	—	1,996,493
Accrued interest payable	270	270	—	—	270
Long term borrowings	26,872	—	—	27,904	27,904

December 31, 2016	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$238,008	$238,008	$—	$—	$238,008
Certificates of deposit with other banks	7,250	7,236	—	—	7,236
Investment securities, available-for-sale	71,056	—	71,056	—	71,056
Loans held for sale	394,278	—	—	426,220	426,220
Loans and leases, net of allowance for loan and lease losses	889,357	—	—	873,158	873,158
Servicing assets	51,994	—	—	51,994	51,994
Accrued interest receivable	7,520	7,520	—	—	7,520
Financial liabilities
Deposits	1,485,076	—	1,469,173	—	1,469,173
Accrued interest payable	319	319	—	—	319
Long term borrowings	27,843	—	—	29,559	29,559

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

	September 30, 2017	December 31, 2016
Commitments to extend credit	$1,563,688	$1,342,271
Standby letters of credit	1,861	343
Solar purchase commitments	182,610	—
Airplane purchase agreement commitments	—	21,500
Total unfunded off-balance-sheet credit risk	$1,748,159	$1,364,114
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
As of September 30, 2017 and December 31, 2016, the Company had unfunded commitments to provide capital contributions for on-balance sheet investments in the amount of $4.4 million and $4.9 million, respectively.
Concentrations of Credit Risk
Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans, leases, and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 6. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $5.0 million, except for seventeen relationships that have a retained unguaranteed exposure of $144.6 million of which $90.8 million of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments due under non-cancelable operating leases totaling $33.0 million, of which $28.0 million is due from two relationships.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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
Stock Options
Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the three months ended September 30, 2017 and 2016, the Company recognized $536 thousand and $580 thousand in compensation expense for stock options, respectively. For the nine months ended September 30, 2017 and 2016, the Company recognized $1.4 million and $1.8 million in compensation expense for stock options, respectively.
Stock option activity under the Plan during the nine month periods ended September 30, 2017 and 2016 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,478,208	$11.51
Exercised	76,285	7.89
Forfeited	203,671	14.12
Granted	—	—
Outstanding at September 30, 2017	3,198,252	$11.43	7.31 years	$38,411,802
Exercisable at September 30, 2017	703,425	$10.41	7.06 years	$9,171,805

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,546,992	$11.17
Exercised	25,406	5.79
Forfeited	166,483	9.01
Granted	169,987	14.02
Outstanding at September 30, 2016	3,525,090	$11.44	8.30 years	$14,212,513
Exercisable at September 30, 2016	478,141	$9.22	7.84 years	$2,887,741
The following is a summary of non-vested stock option activity for the Company for the nine months ended September 30, 2017 and 2016.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	3,016,100	$4.78
Granted	—	—
Vested	317,602	4.17
Forfeited	203,671	6.03
Non-vested at September 30, 2017	2,494,827	$4.75

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	3,393,441	$4.56
Granted	169,987	6.58
Vested	349,996	4.22
Forfeited	166,483	3.13
Non-vested at September 30, 2016	3,046,949	$4.79
The total intrinsic value of options exercised at September 30, 2017 and 2016 was $1.1 million and $223 thousand, respectively.
At September 30, 2017, unrecognized compensation costs relating to stock options amounted to $9.8 million which will be recognized over a weighted average period of 2.93 years.
The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. There were no stock options granted during the three and nine months ended September 30, 2017.
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
RSU stock activity under the Plan during the first nine months of 2017 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	134,969	$14.96
Granted	62,721	23.85
Vested	38,205	15.40
Forfeited	7,485	13.96
Non-vested at September 30, 2017	152,000	$18.57

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

For the three months ended September 30, 2017 and 2016, the Company recognized $191 thousand and $3.1 million in compensation expense for RSUs, respectively. For the nine months ended September 30, 2017 and 2016, the Company recognized $517 thousand and $5.3 million in compensation expense for RSUs, respectively.
At September 30, 2017, unrecognized compensation costs relating to RSUs amounted to $2.5 million which will be recognized over a weighted average period of 4.55 years.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Market RSU stock activity under the Plan during the first nine months of 2017 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	2,364,500	$8.28
Granted	233,791	—
Vested	—	—
Forfeited	4,007	11.38
Non-vested at September 30, 2017	2,594,284	$8.79
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
Related to the 130,000 Market RSUs granted on August 7, 2017, the share price simulation was based on the Cox, Ross & Rubinstein option pricing methodology for a period of 7.0 years. The implied term of the restricted stock was 3.9 years. The Monte Carlo Simulation used various assumptions that included a risk free rate of return of 2.07%, expected volatility of 30.00% and a dividend yield of 0.33%.
For the three months ended September 30, 2017 and 2016, the Company recognized $1.3 million and $346 thousand in compensation expense for Market RSUs, respectively. For the nine months ended September 30, 2017 and 2016, the Company recognized $3.7 million and $577 thousand in compensation expense for Market RSUs, respectively.
All of the Company's Market RSUs had an effective grant date of May 24, 2016, November 30, 2016, January 31, 2017, May 8, 2017 and August 7, 2017
At September 30, 2017, unrecognized compensation costs relating to Market RSUs amounted to $17.9 million which will be recognized over a weighted average period of 3.27 years.
Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan on October 8, 2014. On May 24, 2016, the plan was amended and the Amended and Restated Employee Stock Purchase Plan (the "ESPP") became effective within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, eligible employees are able to purchase available shares with post-tax dollars as of the grant date. In order for employees to be eligible to participate in the ESPP they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand in fair market value per employee per calendar year. Options to purchase shares under the ESPP are granted at a 15% discount to fair market value. Expense recognized in relation to the ESPP for the nine months ended September 30, 2017 was $79 thousand. There were no ESPP purchases for the nine months ended September 30, 2016. For the three months ended September 30, 2017 and 2016, the Company recognized $36 thousand and $0 expense, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 13. Subsequent Event
Management has evaluated subsequent events through the date the financial statements were available to be issued and determined that the following event required disclosure:
Unconsolidated Joint Venture
On October 1, 2017, the Company closed the digital banking joint venture between Live Oak Banking Company and First Data Corporation ("First Data"). The new company, named Apiture, combines First Data's and the Bank's digital banking platforms, products, services, and certain human resources used in the creation and delivery of technology solutions for financial institutions. The contributed assets of both the Company and First Data are considered businesses in accordance with relevant accounting standards. At closing both the Bank and First Data received equal voting interests in Apiture in exchange for their respective contributions. As a term of the closing agreements, First Data is entitled to a preference in Apiture's cash earnings for the remainder of calender 2017 and all of 2018, not to exceed $18.0 million and $18.9 million, respectively.
As a result of this transaction, the Company and First Data each have, directly or indirectly, equal voting interests in Apiture. In addition, the Company has analyzed the Contribution Agreement and determined that Apiture is not a variable interest entity. The Company also considered the partners' participating rights under the Contribution Agreement and determined that the joint venture partners have the ability to participate in major decisions, which equates to shared decision making. Accordingly, the Bank has significant influence but does not control the joint venture. Therefore, the joint venture will be accounted for as an equity method investment effective on October 1, 2017 (the date of the transaction). Under the equity method of accounting, the net equity investment of the Bank and the Bank's share of net income or loss from the unconsolidated entity will be reflected in the Company's consolidated balance sheets and the consolidated statements of income.
The preliminary estimated fair value of Apiture at the date of closing was approximately $150 million. Based on the aforementioned cash earnings preference to First Data during 2017 and 2018, the valuation of equity interests received in exchange for contributions by the two initial investors was unequal. As a consequence of this preference the preliminary initial economic interest in Apiture for First Data was equal to 54.7% or $82.0 million, while the Company's preliminary initial economic interest in Apiture was equal to 45.3%, or $68.0 million. As the Company had no carrying amount for its contribution in the formation of Apiture, the preliminary pre-tax results for this transaction as of the date of closing would be a $68.0 million equity method investment on the balance sheet and a one-time gain of the same amount on the income statement.
The Company is undertaking a comprehensive review of the preliminary fair value estimates to ensure they conform to the measurement and reporting requirements set forth in the accounting guidance for equity method investments and joint ventures, business combinations, and fair value measurements guidance. Determining the fair value of the joint venture and the partners' contributions to the joint venture are complex analyses that involve significant judgment regarding estimates and assumptions. Accordingly, the initial accounting for this transaction is still in process.

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

•
other risk factors listed from time to time in reports that the Company files with the SEC, including in the Company’s 2016 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017; and

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
On July 23, 2015 the Company closed on its initial public offering with a secondary offering completed in August of 2017.
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

The Company expects to originate approximately $1.90 to 2.00 billion in loans and leases and maintain an effective tax rate of less than 10% for the full year of 2017, excluding the effect of the expected one-time gain arising from the recently announced joint venture with First Data.
Results of Operations
Performance Summary
Three months ended September 30, 2017 compared with three months ended September 30, 2016
For the three months ended September 30, 2017, the Company reported net income of $12.9 million, or $0.33 per diluted share, as compared to $3.5 million, or $0.10 per diluted share, for the three months ended September 30, 2016. This increase in net income is primarily due to the following items:

•
Increased net interest income of $9.4 million, or 80.8%, predominately driven by significant growth in the loans and leases held for sale and held for investment portfolios combined with a much higher net interest margin;

•	Decreased provision for loan and lease losses of $1.4 million was driven largely by improvements in the performance of the loan portfolio;

•	Increased loan servicing revenue of $630 thousand, or 10.8%, as a result of continued growth in the servicing portfolio due to ongoing loan sales;

•	Revenues of $2.0 million from the title insurance company subsidiary acquired in the first quarter of 2017;

•	Increases in other noninterest income of $1.1 million, or 171.4%, related to the growth in the Company’s renewable energy leasing business and trust management services; and

•	Decreased income tax expense of $7.6 million, or 297.5%, due to the ongoing operation of the renewable energy leasing business yielding investment tax credits.
Partially offsetting the above factors that contributed to increased levels of net income was a $3.7 million decrease in the net gains on sales of loans, $1.6 million increase in salaries and employee benefits, $1.6 million in equipment expense and $1.5 million in other expenses. The increase in salaries and employee benefits and other expenses were influenced by the growth of the overall business, including the addition of the title insurance subsidiary in the first quarter of 2017, compared to the same period of 2016. Equipment expense increased principally due to higher levels of depreciation related to aircraft acquired in the first quarter of 2017 and solar panels purchased for the renewable energy leasing initiative.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
For the nine months ended September 30, 2017, the Company reported net income of $28.8 million, or $0.78 per diluted share, as compared to $8.3 million, or $0.24 per diluted share, for the nine months ended September 30, 2016. This increase in net income is primarily attributable to the following items:

•
Increased net interest income of $24.8 million, or 82.0%, predominately driven by significant growth in the loans and leases held for sale and held for investment portfolios combined with a significantly higher net interest margin;

•
Decreased provision for loan and lease losses of $3.2 million principally driven by the one-time transfer of $318.8 million in unguaranteed loans from held for sale to held for investment classification during the second quarter of 2016;

•	Increased loan servicing revenue of $2.9 million, or 18.2%, as a result of continued growth in the servicing portfolio due to ongoing loan sales;

•	Increased net gains on sales of loans of $2.5 million, or 4.7%, due to a higher year-to-date sale volume partially offset by a decrease in the average net gain per loan sold;

•	Revenues of $5.8 million from the title insurance company subsidiary acquired in the first quarter of 2017; and

•	Decreased income tax expense of $10.3 million, or 159.9%, due to the ongoing operation of the renewable energy leasing business yielding investment tax credits.
Partially offsetting the above factors that contributed to increased levels of net income was a $28.1 million increase in noninterest expense, largely comprised of the effects of continued investments to support growing levels of business and business diversification.
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
Three months ended September 30, 2017 compared with three months ended September 30, 2016
For the three months ended September 30, 2017, net interest income increased $9.4 million, or 80.8%, to $21.0 million compared to $11.6 million for the three months ended September 30, 2016. This increase was principally due to the significant growth in average interest earning assets and to a lesser extent higher yields on these assets which outpaced the growth and change in the cost of interest bearing liabilities. Average interest earning assets increased by $746.9 million, or 53.8%, to $2.13 billion for the three months ended September 30, 2017, compared to $1.39 billion for the three months ended September 30, 2016, while the yield on average interest earning assets rose sharply by seventy-nine basis points to 5.24%. The cost of funds on interest bearing liabilities for the three months ended September 30, 2017 increased twenty basis points to 1.43%, and the average balance of interest bearing liabilities increased by $717.1 million, or 56.6%, over the same period. As indicated in the rate/volume table below, the increase in interest bearing liabilities and corresponding cost of funds was outpaced by the positive effects of the increased volume of interest earning assets along with much higher yields, resulting in increased interest income of $12.6 million and increased interest expense of $3.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. For the three months ended September 30, 2017 compared to the three months ended September 30, 2016, net interest margin increased sharply from 3.32% to 3.91% due to the aforementioned effects.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
For the nine months ended September 30, 2017, net interest income increased $24.8 million, or 82.0%, to $55.1 million compared to $30.3 million for the nine months ended September 30, 2016. This increase was also principally due to the significant growth in average interest earning assets and to a lesser extent higher yields on these assets outpacing the growth and change in the cost of interest bearing liabilities. Average interest earning assets increased by $702.0 million, or 58.4%, to $1.90 billion for the nine months ended September 30, 2017 compared to $1.20 billion for the nine months ended September 30, 2016, while the yield on average interest earning assets increased by sixty-four basis points to 5.12%. The cost of funds on interest bearing liabilities for the nine months ended September 30, 2017 increased by eleven basis points to 1.34%, and the average balance of interest bearing liabilities increased by $688.0 million, or 63.13%, during the same period. As indicated in the rate/volume table below, the increase in interest bearing liabilities and corresponding cost of funds was outpaced by the positive effects of the increased volume of interest earning assets along with much higher yields, resulting in increased interest income of $32.6 million and increased interest expense of $7.8 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, net interest margin increased sharply from 3.36% to 3.87% due to the aforementioned effects.

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

	Three months ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$292,066	$870	1.18%	$231,238	$264	0.45%
Investment securities	73,312	325	1.76	69,869	337	1.91
Loans held for sale	653,342	9,922	6.03	358,867	4,996	5.52
Loans and leases held for investment (1)	1,116,209	17,055	6.06	728,041	9,965	5.43
Total interest earning assets	2,134,929	28,172	5.24	1,388,015	15,562	4.45
Less: allowance for loan and lease losses	(19,544)			(12,188)
Non-interest earning assets	242,014			146,159
Total assets	$2,357,399			$1,521,986

Interest bearing liabilities:
Interest bearing checking	$35,127	$51	0.58%	$—	$—	—%
Savings	196,220	682	1.38	—	—	—
Money market accounts	453,985	1,303	1.14	471,447	866	0.73
Certificates of deposit	1,257,072	4,722	1.49	767,887	2,823	1.46
Total deposits	1,942,404	6,758	1.38	1,239,334	3,689	1.18
Other borrowings	42,219	389	3.66	28,172	242	3.41
Total interest bearing liabilities	1,984,623	7,147	1.43	1,267,506	3,931	1.23
Non-interest bearing deposits	43,652			20,742
Non-interest bearing liabilities	22,650			20,807
Shareholders' equity	306,474			212,914
Noncontrolling interest	—			17
Total liabilities and shareholders' equity	$2,357,399			$1,521,986

Net interest income and interest rate spread		$21,025	3.81%		$11,631	3.22%

Net interest margin			3.91			3.32

Ratio of average interest-earning assets to average interest-bearing liabilities			107.57%			109.51%

(1)	Average loan and lease balances include non-accruing loans.

	Nine months ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$229,074	$1,682	0.98%	$189,944	$650	0.46%
Investment securities	71,319	964	1.81	60,057	840	1.86
Loans held for sale	561,408	24,679	5.88	428,316	17,666	5.49
Loans and leases held for investment(1)	1,041,265	45,611	5.86	522,757	21,202	5.40
Total interest earning assets	1,903,066	72,936	5.12	1,201,074	40,358	4.48
Less: allowance for loan and lease losses	(18,652)			(9,463)
Non-interest earning assets	206,653			143,876
Total assets	$2,091,067			$1,335,487

Interest bearing liabilities:
Interest bearing checking	$39,973	$173	0.58%	$—	$—	—%
Savings	67,395	693	1.37	—	—	—
Money market accounts	469,505	3,365	0.96	423,923	2,384	0.75
Certificates of deposit	1,163,081	12,662	1.46	637,469	6,992	1.46
Total deposits	1,739,954	16,893	1.30	1,061,392	9,376	1.18
Other borrowings	37,736	985	3.49	28,345	725	3.41
Total interest bearing liabilities	1,777,690	17,878	1.34	1,089,737	10,101	1.23
Non-interest bearing deposits	35,073			19,314
Non-interest bearing liabilities	22,288			19,444
Shareholders’ equity	256,016			206,967
Noncontrolling interest	—			25
Total liabilities and shareholders’ equity	$2,091,067			$1,335,487

Net interest income and interest rate spread		$55,058	3.78%		$30,257	3.25%

Net interest margin			3.87			3.36

Ratio of average interest-earning assets to average interest-bearing liabilities			107.05%			110.22%

(1)	Average loan and lease balances include non-accruing loans.

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

	Three months ended September 30,			Nine months ended September 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$481	$125	$606	$821	$211	$1,032
Investment securities	(28)	16	(12)	(31)	155	124
Loans held for sale	640	4,286	4,926	1,343	5,670	7,013
Loans and leases held for investment	1,468	5,622	7,090	2,538	21,871	24,409
Total interest income	2,561	10,049	12,610	4,671	27,907	32,578
Interest expense:
Interest bearing checking	—	51	51	—	173	173
Savings	—	682	682	—	693	693
Money market accounts	478	(41)	437	689	292	981
Certificates of deposit	81	1,818	1,899	(74)	5,744	5,670
Other borrowings	22	125	147	26	234	260
Total interest expense	581	2,635	3,216	641	7,136	7,777
Net interest income	$1,980	$7,414	$9,394	$4,030	$20,771	$24,801
Provision for Loan and Lease Losses
The provision for loan and lease losses represents the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan and lease losses at a level that is appropriate in relation to the estimated losses inherent in the loan and lease portfolio. A number of factors are considered in determining the required level of loan and lease loss reserves and the provision required to achieve the appropriate reserve level, including loan and lease growth, credit risk rating trends, nonperforming loan and lease levels, delinquencies, loan and lease portfolio concentrations and economic and market trends.
The provision for loan and lease losses for the third quarter of 2017 was $2.4 million compared to $3.8 million for the same period in 2016, a decrease of $1.4 million, or 36.3%, largely driven by lower levels of specific reserve requirements. For the nine months ended September 30, 2017 the provision was $5.5 million compared to $8.7 million for the same period in 2016, a decrease of $3.2 million, or 36.9%. The decrease in the provision for loan and lease losses for the nine months ended September 30, 2017 was principally driven by the one-time transfer in the second quarter of 2016 of $318.8 million in unguaranteed loans and leases from being classified as held for sale to held for investment. This reclassification resulted in a $4.0 million increase in the provision for loan and lease losses during the second quarter of 2016. Partially offsetting the effects of the 2016 loan reclassification were additional reserves recorded to accommodate robust loan and lease growth in 2017.
Loans and leases held for investment of $1.17 billion as of September 30, 2017 increased by $402.9 million, or 52.5%, compared to September 30, 2016. This growth was fueled by strong loan origination volume of $1.45 billion in the first three quarters of 2017.
Net charge-offs were $959 thousand, or 0.34% of average quarterly loans and leases held for investment on an annualized basis, for the three months ended September 30, 2017, compared to net charge-offs of $937 thousand, or 0.51%, for the three months ended September 30, 2016. Net charge-offs for the first nine months of 2017 and 2016 totaled $2.7 million and $929 thousand, respectively. Year-to-date net charge-offs as a percentage of year-to-date average loans held for investment were 0.26% and 0.18% at September 30, 2017 and 2016, respectively. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for loan and lease losses.
In addition, at September 30, 2017, nonperforming loans and leases not guaranteed by the SBA totaled $3.3 million, which was 0.28% of the held-for-investment loan and lease portfolio compared to $3.4 million, or 0.44%, of loans and leases held for investment at September 30, 2016.

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
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Noninterest income
Loan servicing revenue	$6,490	$5,860	$630	10.75%
Loan servicing asset revaluation	(3,691)	(3,421)	(270)	7.89
Net gains on sales of loans	18,148	21,833	(3,685)	(16.88)
Gain on sale of securities available-for-sale	—	1	(1)	(100.00)
Construction supervision fee income	362	502	(140)	(27.89)
Title insurance income	1,968	—	1,968	100.00
Other noninterest income	1,783	657	1,126	171.39
Total noninterest income	$25,060	$25,432	$(372)	(1.46)%

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Noninterest income
Loan servicing revenue	$18,587	$15,725	$2,862	18.20%
Loan servicing asset revaluation	(6,864)	(5,051)	(1,813)	35.89
Net gains on sales of loans	55,276	52,813	2,463	4.66
Gain on sale of investment securities available-for-sale	—	1	(1)	(100.00)
Construction supervision fee income	1,077	1,799	(722)	(40.13)
Title insurance income	5,803	—	5,803	100.00
Other noninterest income	3,601	1,925	1,676	87.06
Total noninterest income	$77,480	$67,212	$10,268	15.28%
For the three months ended September 30, 2017, noninterest income decreased by $372 thousand, or 1.5%, compared to the three months ended September 30, 2016. The decline from the prior year is primarily the result of net gains on sales of loans decreasing $3.7 million to $18.1 million in the third quarter of 2017 compared to $21.8 million in the third quarter of 2016 as a function of reduced volume of guaranteed loans sales, which was partially offset by an improvement in the average net gain on sale of guaranteed loans. Partially offsetting the effects of lower gains on sales of loans were increased servicing revenue of $630 thousand, title insurance income of $2.0 million from the acquisition of a nationwide title insurance business on February 1, 2017 and increased other noninterest income of $1.1 million. The increase in other noninterest income was primarily comprised of $682 thousand of operating lease income from renewable energy assets and trust management income of $236 thousand.
For the nine months ended September 30, 2017, noninterest income increased by $10.3 million, or 15.3%, compared to the nine months ended September 30, 2016. Increases in noninterest income were primarily the result of higher year-to-date levels in the serviced loan portfolio and the volume of loans sold in the secondary market which generated $2.9 million of increased servicing revenue and $2.5 million of increased net gains on sale of loans. Also driving increased levels of noninterest income was $5.8 million in title insurance revenue from the acquisition of a nationwide title insurance business in early 2017 and increased other noninterest income of $1.7 million. The increase in other noninterest income was primarily comprised of $691 thousand of operating lease income from renewable energy assets and trust management income of $845 thousand. Partly offsetting the overall increase in noninterest income was a higher negative loan servicing revaluation adjustment of $1.8 million.
The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended September 30,		Three months ended June 30,
	2017	2016	2017	2016
Amount of loans and leases originated	$395,682	$381,050	$586,471	$356,865
Guaranteed portions of loans sold	163,843	210,610	203,714	135,555
Outstanding balance of guaranteed loans sold (1)	2,584,163	2,102,468	2,521,506	1,970,908

	Nine months ended September 30,		For years ended December 31,
	2017	2016	2016	2015	2014	2013
Amount of loans and leases originated	$1,450,816	$1,022,445	$1,537,010	$1,158,640	$848,090	$498,752
Guaranteed portions of loans sold	576,272	501,808	761,933	640,886	433,912	339,342
Outstanding balance of guaranteed loans sold (1)	2,584,163	2,102,468	2,278,618	1,779,989	1,302,828	1,005,764

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for all loans that the Bank originates, including loans sold, are retained by the Bank. In exchange for continuing to service loans that are sold, the Bank receives fee income represented in loan servicing revenue equivalent to one percent of the outstanding balance of SBA loans sold and 0.40% of the outstanding balance of USDA loans sold. In addition, the cost of servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For three and nine months ended September 30, 2017, loan servicing revenue increased $630 thousand, or 10.8%, and $2.9 million, or 18.2%, respectively, compared to the three and nine months ended September 30, 2016, as a result of an increase in the average outstanding balance of guaranteed loans sold. At September 30, 2017, the outstanding balance of government guaranteed loans sold in the secondary market was $2.58 billion. At September 30, 2016, the outstanding balance of SBA guaranteed loans sold was $2.10 billion.
Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended September 30, 2017, there was a net negative loan servicing revaluation adjustment of $3.7 million compared to a net negative revaluation adjustment of $3.4 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, there was a net negative loan servicing revaluation adjustment of $6.9 million compared to a net negative revaluation adjustment of $5.1 million for the nine months ended September 30, 2016. The higher negative loan servicing revaluation amount for the third quarter of 2017 as compared to the third quarter of 2016 was driven by amortization of the serviced portfolio during that period partially offset by improvements in the secondary market. The higher year-to-date negative loan servicing revaluation amount as compared to the same period in 2016 was principally driven by amortization of the serviced portfolio combined with decreases in the secondary market for guaranteed portions of 7(a) loans.

Net Gains on Sale of Loans: For the three and nine months ended September 30, 2017, net gains on sales of loans decreased $3.7 million, or 16.9%, and increased $2.5 million, or 4.7%, respectively, compared to the three and nine months ended September 30, 2016. For the three months ended September 30, 2017, the volume of guaranteed loans sold decreased $46.8 million, or 22.2%, to $163.8 million from $210.6 million for the three months ended September 30, 2016. This decline in guaranteed sale volume was principally the result of a decrease in the percentage of loans that were fully funded and thereby eligible for sale at closing arising largely from seasonality in our renewable energy vertical. For the nine months ended September 30, 2017, the volume of guaranteed loans sold increased $74.5 million, or 14.8%, to $576.3 million from $501.8 million for the nine months ended September 30, 2016. The volume-driven increases in the year-to-date net gain on loan sale comparisons were partially offset by lower average premiums paid in the secondary market. The average net gain on sale of loans for the three and nine months ended September 30, 2017 was $111 thousand and $97 thousand of revenue for each $1 million in loans sold, respectively, compared to $104 thousand and $105 thousand of revenue for each $1 million in loans sold for the three and nine months ended September 30, 2016. The lower average premiums recorded in 2017 were driven by increased USDA guaranteed loan sales which commonly receive lower premiums than SBA guaranteed loan sales.
Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Noninterest expense
Salaries and employee benefits	$19,037	$17,471	$1,566	8.96%
Non-staff expenses:
Travel expense	2,289	2,218	71	3.20
Professional services expense	1,068	907	161	17.75
Advertising and marketing expense	1,516	1,097	419	38.20
Occupancy expense	1,473	1,058	415	39.22
Data processing expense	1,982	1,252	730	58.31
Equipment expense	2,228	611	1,617	264.65
Other loan origination and maintenance expense	1,601	806	795	98.64
FDIC insurance	858	210	648	308.57
Title insurance closing services expense	687	—	687	100.00
Other expense	3,117	1,588	1,529	96.28
Total non-staff expenses	16,819	9,747	7,072	72.56
Total noninterest expense	$35,856	$27,218	$8,638	31.74%

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Noninterest expense
Salaries and employee benefits	$55,687	$45,875	$9,812	21.39%
Non-staff expenses:
Travel expense	6,035	6,394	(359)	(5.61)
Professional services expense	4,228	2,345	1,883	80.30
Advertising and marketing expense	4,977	3,425	1,552	45.31
Occupancy expense	4,018	3,306	712	21.54
Data processing expense	5,536	3,864	1,672	43.27
Equipment expense	5,005	1,696	3,309	195.11
Other loan origination and maintenance expense	3,587	2,001	1,586	79.26
FDIC insurance	2,308	507	1,801	355.23
Title insurance closing services expense	1,877	—	1,877	100.00
Other expense	8,883	4,648	4,235	91.11
Total non-staff expenses	46,454	28,186	18,268	64.81
Total noninterest expense	$102,141	$74,061	$28,080	37.91%
Total noninterest expense for the three and nine months ended September 30, 2017 increased $8.6 million, or 31.7%, and $28.1 million, or 37.9%, respectively, compared to the same periods in 2016. The increase in noninterest expense was predominately impacted by increased personnel, equipment expense and other expenses primarily driven by the significant growth of the Company's core business. Changes in various components of noninterest expense are discussed below.
Salaries and employee benefits: Total personnel expense for the three and nine months ended September 30, 2017 increased by $1.6 million, or 9.0%, and $9.8 million, or 21.4%, respectively, compared to the same periods in 2016. A significant driver for this increase was the acquisition of a nationwide title insurance business on February 1, 2017 with 54 full-time and 5 part-time employees. Also contributing to the growth in personnel expense was continued investment in human capital to support the growing loan and lease production from new and existing verticals. Total full-time equivalent employees increased from 400 at September 30, 2016 to 530 at September 30, 2017. Salaries and employee benefits expense included $2.0 million and $4.1 million of stock based compensation in the three months ended September 30, 2017 and 2016, respectively, and $6.2 million and $7.6 million for the nine months ended September 30, 2017 and 2016, respectively. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock based compensation.
Of the total stock based compensation, $286 thousand for the third quarter of 2017 and $1.0 million for the first nine months of 2017 included in salaries and employee benefits is related to restricted stock unit ("RSU") awards with a market price condition of $34 per share for key employee retention with an effective grant date of May 24, 2016. See Note 10 - Stock Plans in the Notes to the Unaudited Consolidated Financial Statements in our quarterly report on Form 10-Q for the period ended March 31, 2016, for more information.

Professional services expense: For the three and nine months ended September 30, 2017, total professional services expense increased $161 thousand, or 17.8%, and $1.9 million, or 80.3%, respectively, compared to the same periods in 2016. The primary drivers of the year over year increase were advisory, consulting, and due diligence expenses related to the February 2017 acquisition of a title insurance business.
Advertising and marketing expense: For the three and nine months ended September 30, 2017, total advertising and marketing expense increased $419 thousand, or 38.2%, and $1.6 million, or 45.3%, respectively, compared to the same periods in 2016. The primary driver of the increase in advertising and marketing expense was the cost of growing brand recognition in new and existing verticals and launching a new deposit platform.
Data processing expense: For the three and nine months ended September 30, 2017, total data processing expense increased $730 thousand, or 58.3%, and $1.7 million, or 43.3%, respectively, compared to the same periods in 2016. The primary driver of the increase in data processing expense was the growth in our loan and deposit portfolios and the development of a new deposit platform.
Equipment expense: For the three and nine months ended September 30, 2017, the total costs associated with equipment increased $1.6 million, or 264.6%, and $3.3 million, or 195.1%, respectively, compared to the same period in 2016. A major factor behind this increase was the higher level of depreciation related to the first quarter addition of two new aircraft combined with useful lives being shortened for existing aircraft as well as for solar panels acquired to meet leasing commitments.
FDIC insurance: For the three and nine months ended September 30, 2017, total Federal Deposit Insurance Corporation (FDIC) insurance expense increased $648 thousand, or 308.6%, and $1.8 million, or 355.2%, respectively, compared to the same periods in 2016. This increase was the result of revised premium requirements of all FDIC-insured financial institutions in the latter part of 2016 along with significantly higher deposit levels.
Title insurance closing services expense: With the first quarter 2017 acquisition of a nationwide title insurance company, this is a new expense category. This category reflects the cost of closing services such as notary and abstracting in the delivery of title insurance agency products. For the three and nine months ended September 30, 2017, total title insurance closing services expense was $687 thousand and $1.9 million, respectively.
Other expense: For the three and nine months ended September 30, 2017, the total costs associated with other expenses increased $1.5 million, or 96.3%, and $4.2 million, or 91.1%, respectively, compared to the same periods in 2016. The quarter-over-quarter increase in other expenses was predominately comprised of costs associated with support expenses and infrastructure driven by business growth and an increase in charitable contributions. The year-over-year increase in other expense was comprised predominately of charitable initiatives, costs associated with the newly acquired title company, and a first quarter 2017 loss incurred upon the trade-in of an existing aircraft.
Income Tax Expense
The effective tax rates for the three and nine months ended September 30, 2017 were (64.8)% and (15.5)%, respectively, compared to the effective rates of 42.4% and 43.7% for the three and nine months ended September 30, 2016, respectively. The negative effective rates of (64.8)% and (15.5)% for the three and nine-month periods ended September 30, 2017 principally reflected an increase in anticipated investment in renewable energy assets generating investment tax credits. As the lessor of these assets, the Company is accomplishing broader strategic initiatives in the renewable energy sector. The year to date tax rate also benefited from the first quarter adoption of a new accounting pronouncement related to the treatment of share based compensation issued by the Financial Accounting Standards Board that was effective January 1, 2017; "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," also referred to as ASU 2016-09.
Discussion and Analysis of Financial Condition
September 30, 2017 vs. December 31, 2016
Total assets at September 30, 2017 were $2.43 billion, an increase of $676.9 million, or 38.6%, compared to total assets of $1.76 billion at December 31, 2016. The growth in total assets was principally driven by the following:

•
Increased cash and due from banks due to the successful secondary offering completed in August of 2017 of $113.1 million and growth from deposit gathering campaigns generating $527.8 million in new deposits;

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

•	Increased other assets largely related to:

◦	goodwill and intangibles generated by the first quarter acquisition of Reltco, and

◦	income taxes receivable arising from investment tax credits generated by investment in solar panels classified in premises and equipment in which the Company is the lessor.

Cash and cash equivalents were $260.9 million at September 30, 2017, an increase of $22.9 million, or 9.6%, compared to $238.0 million at December 31, 2016. This increase primarily reflected the results of a successful deposit gathering campaign combined with the net proceeds from the Company’s secondary capital raise in the third quarter.
Total investment securities increased $5.5 million during the first nine months of 2017, from $71.1 million at December 31, 2016, to $76.6 million at September 30, 2017, an increase of 7.8%. The portfolio is comprised of US government agency securities, residential mortgage-backed securities and a mutual fund.

Loans held for sale increased $298.3 million, or 75.7%, during the first nine months of 2017, from $394.3 million at December 31, 2016, to $692.6 million at September 30, 2017. The increase was primarily the result of strong growth in loan origination activities throughout 2017 and the strategy to enhance interest income by increasing the retention time of guaranteed loans along with growth in certain loans that take time to fully fund.
Loans and leases held for investment increased $262.3 million, or 28.9%, during the first nine months of 2017, from $907.6 million at December 31, 2016, to $1.17 billion at September 30, 2017. The increase was primarily the result of robust loan and lease growth from origination activities during the first three quarters of 2017 combined with greater retention of loans on the consolidated balance sheet.
Premises and equipment, net increased $64.6 million, or 99.9%, during the first nine months of 2017. This increase was primarily driven by construction of a new aircraft hangar and the replacement of two older aircraft with two new ones better suited to service the Company's growing nationwide customer base and the addition of solar panels to meet leasing commitments.
Servicing assets increased $1.4 million, or 2.7%, during the first nine months of 2017, from $52.0 million at December 31, 2016, to $53.4 million at September 30, 2017. The increase in servicing assets is primarily the result of loan sales outpacing the amortization of the existing serviced portfolio.
Other assets increased $28.1 million, or 76.1%, during the first nine months of 2017, from $37.0 million at December 31, 2016 to $65.2 million at September 30, 2017. The increase in other assets was primarily driven by the recognition of $8.9 million in income taxes receivable arising from investment tax credits generated from the investment in solar panel leasing activities combined with the first quarter 2017 acquisition of the nationwide title insurance business. As a result of the title insurance acquisition, other assets includes goodwill and intangible assets of $7.3 million and $5.3 million, respectively.
Total deposits were $2.01 billion at September 30, 2017, an increase of $527.8 million, or 35.5%, from $1.49 billion at December 31, 2016. The increase in deposits was driven by a new deposit savings product and success of deposit gathering campaigns to support the growth in loan and lease originations.
Long term borrowings decreased $971 thousand, or 3.5%, during the first nine months of 2017, from $27.8 million at December 31, 2016 to $26.9 million at September 30, 2017. The decrease in long term borrowings was primarily the result of debt reduction following a successful capital raise in the third quarter.
Other liabilities increased $8.3 million, or 42.8%, during the first nine months of 2017, from $19.5 million at December 31, 2016 to $27.8 million at September 30, 2017. The increase in other liabilities was principally driven by a $4.7 million earn-out contingent liability related to the acquisition of the title insurance business and an increase in accrued expenses of $5.7 million in support of ongoing business growth. This was partially offset by a decrease in income taxes payable of $2.1 million.
Shareholders’ equity at September 30, 2017 was $364.6 million as compared to $222.8 million at December 31, 2016. The book value per share was $9.15 at September 30, 2017 compared to a book value per share of $6.51 at December 31, 2016. Average equity to average assets was 12.2% for the nine months ended September 30, 2017 compared to 14.6% for the year ended December 31, 2016. The increase in shareholders’ equity was principally the result of the issuance of 5.2 million additional common shares with net proceeds of $113.1 million and net income to common shareholders for the nine months ended September 30, 2017 of $28.8 million combined with stock based compensation expense of $5.7 million and $565 thousand related to the issuance of stock in the title insurance company acquisition, partially offset by cash withheld in lieu of issuing restricted stock upon vesting of $4.8 million and $2.6 million in dividends.
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

The following table provides information with respect to nonperforming assets and troubled debt restructurings at the dates indicated.

	September 30, 2017	December 31, 2016
Nonperforming assets:
Total nonperforming loans (all on nonaccrual)	$22,420	$23,781
Total accruing loans past due 90 days or more	—	—
Foreclosed assets	2,231	1,648
Total troubled debt restructurings	8,527	9,856
Less nonaccrual troubled debt restructurings	(6,078)	(7,688)
Total performing troubled debt restructurings	2,449	2,168
Total nonperforming assets and troubled debt restructurings	$27,100	$27,597
Total nonperforming loans to total loans and leases held for investment	1.92%	2.62%
Total nonperforming loans to total assets	0.92%	1.36%
Total nonperforming assets and troubled debt restructurings to total assets	1.11%	1.57%

	September 30, 2017	December 31, 2016
Nonperforming assets guaranteed by U.S. government:
Total nonperforming loans guaranteed by the SBA (all on nonaccrual)	$19,121	$18,997
Total accruing loans past due 90 days or more guaranteed by the SBA	—	—
Foreclosed assets guaranteed by the SBA	1,785	1,402
Total troubled debt restructurings guaranteed by the SBA	5,427	6,723
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(5,340)	(6,602)
Total performing troubled debt restructurings guaranteed by SBA	87	121
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$20,993	$20,520
Total nonperforming loans not guaranteed by the SBA to total held for investment loans and leases	0.28%	0.53%
Total nonperforming loans not guaranteed by the SBA to total assets	0.14%	0.27%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.25%	0.40%
Total nonperforming assets and troubled debt restructurings at September 30, 2017 were $27.1 million, which represented a $497 thousand, or 1.8%, decrease from December 31, 2016. Total nonperforming assets at September 30, 2017 were comprised of $22.4 million in nonaccrual loans and $2.2 million in foreclosed assets. Of the $27.1 million of nonperforming assets and troubled debt restructurings ("TDRs"), $21.0 million carried an SBA guarantee, leaving an unguaranteed exposure of $6.1 million in total nonperforming assets and TDRs at September 30, 2017. The unguaranteed exposure in total nonperforming assets and TDRs at December 31, 2016 was $7.1 million. Unguaranteed exposure relating to nonperforming assets and TDRs at September 30, 2017 decreased by $970 thousand, or 13.7%, compared to December 31, 2016.
As a percentage of the Bank’s total capital, nonperforming loans represented 10.2% at September 30, 2017, compared to nonperforming loans of 15.3% of the Bank’s total capital at December 31, 2016. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at September 30, 2017 and December 31, 2016 were 1.5% and 3.1%, respectively.

As of September 30, 2017 and December 31, 2016, potential problem and impaired loans totaled $66.0 million and $64.1 million, respectively. Risk Grades 5 through 8 represent the spectrum of criticized and impaired loans. At September 30, 2017, the portion of criticized loans guaranteed by the SBA totaled $28.2 million resulting in unguaranteed exposure risk of $37.8 million, or 3.3% of total held for investment unguaranteed exposure. This compares to the December 31, 2016 portion of criticized loans guaranteed by the SBA which totaled $29.0 million resulting in unguaranteed exposure risk of $35.1 million, or 4.0% of total held for investment unguaranteed exposure. As of September 30, 2017 loans in Veterinary, Healthcare and Independent Pharmacies industry verticals comprise the largest portion of the total potential problem and impaired loans at 28.5%, 30.8% and 20.4%, respectively. As of December 31, 2016 loans in the Healthcare and Veterinary industries comprise the largest portion of the total potential problem and impaired loans at 30.8% and 32.9%, respectively. The Company believes that its underwriting and credit quality standards have improved as the business has matured.
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
During the third quarter of 2017, the Southern U.S. and Puerto Rico encountered three hurricanes while California suffered from wildfires. As a nationwide lender the Company has over approximately 350 borrowers in the affected areas. As a result of these unfortunate disasters, Live Oak has actively reached out to each of these borrowers to work with any that have been impacted. At this time, there have been a limited number of short-term payment deferrals provided to help borrowers in need with none deemed to meet the definition of a troubled debt restructuring and no impairments have been realized as a result of these events. We are continuing to work with borrowers impacted by these disasters.
Management endeavors to be proactive in its approach to identify and resolve special mention (Risk Grade 5) loans and is focused on working with the borrowers and guarantors of these loans to provide loan modifications when warranted. At September 30, 2017 and December 31, 2016, Risk Grade 5 loans totaled $30.5 million and $32.1 million, respectively. The decrease in Risk Grade 5 loans from December 31, 2016 to September 30, 2017 was principally confined to three verticals; Veterinary ($3.2 million or 41.8% of decrease), Healthcare ($353 thousand or 4.5% of decrease), and Independent Pharmacy ($144 thousand or 1.7% of decrease). The decrease in these three verticals was offset by an increase in Risk Grade 5 loans from December 31, 2016 to September 30, 2017 in two verticals; Agriculture ($1.1 million or 95.0% of increase) and Investment Advisors ($464 thousand or 20.7% of decrease). The overall decrease in Risk Grade 5 loans from December 31, 2016 to September 30, 2017 was the result of routine credit monitoring in the ongoing risk grade management process.  At September 30, 2017, approximately 99.9% of loans classified as Risk Grade 5 are performing with no current payments past due. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
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
The ALLL of $18.2 million at December 31, 2016 increased by $2.8 million, or 15.5%, to $21.0 million at September 30, 2017. The ALLL, as a percentage of loans and leases held for investment, amounted to 1.8% at September 30, 2017 and 2.0% at December 31, 2016. The declining level of the allowance for loan and lease losses in relation to total loans and leases held for investment was principally driven by improvements in industry-specific loss rates and lower levels of classified loans combined with the migration to Company-specific loss rates for maturing verticals which was partially offset by an increase in reserves due to loan and lease volume and the effect of higher net charge-offs, as addressed in the Provision for Loan and Lease Losses section of Results of Operations. General reserves as a percentage of non-impaired loans amounted to 1.56% at September 30, 2017 and 1.70% December 31, 2016. See the aforementioned Provision for Loan and Lease Losses section of this section for a discussion of the Company's charge-off experience.
Actual past due loans and leases have decreased since December 31, 2016 as management continues to work to improve asset quality. Management believes the ALLL of $21.0 million at September 30, 2017 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan and lease losses in future periods will not exceed the current ALLL or that future increases in the ALLL will not be required. No assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ALLL, thus adversely affecting the Company’s operating results. Additional information on the ALLL is presented in Note 6 - Loans and Leases Held for Investment and Allowance for Loan and Lease Losses of the Notes to the Unaudited Consolidated Financial Statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At September 30, 2017, the total amount of these four items was $589.1 million, or 25.1% of total assets, an increase of $93.3 million from $495.8 million, or 28.2% of total assets, at December 31, 2016.
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
At September 30, 2017, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, while $100 thousand was pledged for trust activities in the State of Ohio and $2.5 million was pledged for uninsured trust assets, leaving $74.0 million available as lendable collateral. In addition, of the $260.9 million in cash on hand, $1.5 million was pledged for ACH processing at one of the correspondent depository banks.
Contractual Obligations
The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of September 30, 2017. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$828,947	$—	$—	$—	$—
Time deposits	1,183,944	860,718	209,019	114,207	—
Long term borrowings	26,872	844	5,472	20,556	—
Operating lease obligations[1]	3,037	941	1,345	463	288
Total	$2,042,800	$862,503	$215,836	$135,226	$288

1	The following obligations only include base rent and does not include any additional payments such as taxes, insurance, maintenance and repairs or common area maintenance.
As of September 30, 2017 and December 31, 2016, the Company had unfunded commitments to provide capital contributions for on-balance sheet investments in the amount of $4.4 million and $4.9 million, respectively.
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
The balance sheet is asset-sensitive with a total cumulative gap position of 5.92% at September 30, 2017. The cash on hand from the August 2017 capital raise and growth in savings deposits during the quarter has increased the asset-liability sensitivity of the Company in the current period. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk with the majority of assets and liabilities being short-term, adjustable rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.
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

Capital amounts and ratios as of September 30, 2017 and December 31, 2016, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - September 30, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$323,780	17.72%	$82,232	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$344,807	18.87%	$146,191	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$323,780	17.72%	$109,643	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$323,780	13.95%	$92,863	4.00%	N/A	N/A
Bank - September 30, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$198,353	11.26%	$79,287	4.50%	$114,525	6.50%
Total Capital (to Risk-Weighted Assets)	$219,651	12.47%	$140,954	8.00%	$176,193	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$198,353	11.26%	$105,716	6.00%	$140,954	8.00%
Tier 1 Capital (to Average Assets)	$198,353	8.78%	$90,382	4.00%	$112,978	5.00%
Consolidated - December 31, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$206,670	15.31%	$60,732	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$223,559	16.56%	$107,968	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$206,670	15.31%	$80,976	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$206,670	12.00%	$68,919	4.00%	N/A	N/A
Bank - December 31, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$139,078	10.68%	$58,579	4.50%	$84,615	6.50%
Total Capital (to Risk-Weighted Assets)	$155,423	11.94%	$104,141	8.00%	$130,177	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$139,078	10.68%	$78,106	6.00%	$104,141	8.00%
Tier 1 Capital (to Average Assets)	$139,078	8.41%	$66,142	4.00%	$82,678	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2017, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2017 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three and nine months ended September 30, 2017, any pending legal proceedings other than nonmaterial proceedings occurring in the ordinary course of business.
Item 1A. Risk Factors
See “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and "Risk Factors" in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, for a detailed discussion of risk factors affecting the Company. There have been no material changes to the risk factors previously disclosed in these filings.
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the Nine Months Ended Septemeber 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements*

*    Indicates a document being filed with this Form 10-Q.

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

Live Oak Bancshares, Inc.
(Registrant)

Date: November 6, 2017	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer