Form 10-K
period 2017-12-31
Live Oak Bancshares, Inc.
filed 2018-03-08
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017, was approximately $593,149,164. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. There is no public market for the registrant's non-voting common stock. For purposes of this calculation, the registrant has assumed that the market value of each share of non-voting common stock is equal to a share of voting common stock.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of March 7, 2018, there were 35,307,888 shares of the registrant’s voting common stock outstanding and 4,643,530 shares of the registrant’s non-voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2018 Annual Meeting of Shareholders, which the registrant plans to file subsequent to the date hereof, are incorporated by reference into Part III. Portions of the registrant's annual report to shareholders for the year ended December 31, 2017, which will be posted on the registrant's website subsequent to the date hereof, are incorporated by reference into Part II.

Live Oak Bancshares, Inc.
Report on Form 10-K
December 31, 2017

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
The Company
The Company predominantly originates loans partially guaranteed by the U.S. Small Business Administration (the "SBA") and to a lesser extent by the U.S. Department of Agriculture ("USDA") Rural Energy for America Program ("REAP") and Business & Industry ("B&I") loan programs. These loans are to small businesses and professionals with what the Company believes are lower risk characteristics. Industries, or “verticals,” on which the Company focuses its lending efforts are carefully selected. Within each vertical the Company retains individuals who possess extensive industry-specific experience. Additionally, the Company’s domain experts are engaged and active in each of the industries served.
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
LOB's voting common stock trades on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “LOB.” As of January 31, 2018, there were 342 holders of record of LOB's voting common stock. The Company's principal executive office is located at 1741 Tiburon Drive, Wilmington, North Carolina 28403, telephone number (910) 790-5867. The Company maintains a website at www.liveoakbank.com. Documents available on the website include: (i) the Company's Code of Ethics and Conflict of Interest Policy; and (ii) charters for the Audit and Risk, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors. These documents also are available in print to any shareholder who requests a copy.
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

Competition
Commercial banking in the United States is extremely competitive. The Company competes with national banking organizations, including the largest commercial banks headquartered in the country, all of which have small business lending divisions. The Company also competes with other federally and state chartered financial institutions such as community banks and credit unions, finance and business development companies, peer-to-peer and marketplace lenders and other non-bank lenders. Many of the Company's competitors have higher legal lending limits and are also able to provide a wider array of services and make greater use of media advertising given their size and resources.
Despite the intense level of competition among small business lenders, the Company believes that it occupies a lending category distinct from its competitors. One of the Company's principal advantages is the technology-based platform it uses, which management believes has accelerated the Company's ability to issue proposals, complete credit due diligence, finalize commitments and improve the overall customer experience. The Company believes that its personnel also provide a competitive advantage because they are industry participants with relevant experience in the Company's identified verticals.
Employees
As of December 31, 2017, the Company had 504 full-time employees and 24 part-time employees. None of these employees are covered by a collective bargaining agreement, and management considers relations with employees to be good.
Subsidiaries
In addition to the Bank, the Company held the following wholly-owned subsidiaries as of December 31, 2017:

•
Reltco, Inc. and National Assurance Title, Inc. (collectively referred to as “Reltco”), two companies under common control acquired on February 1, 2017, that provide nationwide title agency and settlement services;

•	Live Oak Clean Energy Financing LLC, formed in November 2016 for the purpose of providing financing to entities for renewable energy applications;

•
Canapi, Inc (formerly Live Oak Ventures, Inc.), formed in August 2016 for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology;

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
In 2010, the Bank formed Live Oak Number One, Inc., a wholly owned subsidiary, to hold properties foreclosed on by the Bank.
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
At December 31, 2017, the Company's risk-based capital ratios, as calculated under applicable capital standards were 17.81% common equity Tier 1 capital to risk weighted assets, 17.81% Tier 1 capital to risk weighted assets, and 18.91% total capital to risk weighted assets.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average total on-balance sheet assets, less goodwill and certain other intangible assets, of 4% for bank holding companies. The Company’s ratio at December 31, 2017 was 15.50% compared to 12.00% at December 31, 2016. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities.
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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2017, Live Oak Bank had capital levels that qualify as “well capitalized” under the applicable regulations.
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
FDIC Insurance Assessments
The assessment rate paid by each DIF member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Live Oak Bank’s insurance assessments during 2017 and 2016 were $3.2 million and $1.4 million, respectively. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
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
The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation, or the FICO. The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and was .135 basis points for each the first three quarters and .115 basis points for the fourth quarter of 2017, per $100 of assessable deposits. These assessments will continue until the debt matures in 2018 through 2019.
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
The Volcker Rule
Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” certain limitations are placed on the ability of insured depository institutions and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule became fully effective in July 2015, and banking entities had until July 21, 2017, to divest certain legacy investments in covered funds.
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

As of December 31, 2017, the Bank's C&D concentration as a percentage of bank capital totaled 182.3% and the Bank's CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 112.3%.
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
Evolving Legislation and Regulatory Action
The Dodd-Frank Act was signed into law in 2010 and implemented many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. Pursuant to the Dodd-Frank Act the Financial Stability Oversight Council, or the FSOC, was created and is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. Under the Dodd-Frank Act, the Consumer Financial Protection Bureau, or the CFPB, was also created as a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and that such markets are fair, transparent and competitive.
In 2017, both the House of Representatives and the Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans, delayed implementation of rules related to the Home Mortgage Disclosure Act, and reform and simplifications of certain Volcker Rule requirements.
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
February 3, 2017, Executive Order
On February 3, 2017, the President of the United States issued an executive order identifying “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the U.S. Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries.
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
Banks and bank holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), with some modifications required by state law and the December 2017 tax legislation commonly referred to as the Tax Cut and Jobs Act (the "Tax Act"). Although Live Oak’s federal income tax liability is determined under provisions of the Code, which is applicable to all taxpayers, Sections 581 through 597 of the Code apply specifically to financial institutions.

Among other things, the new Tax Act (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact the Company. Based upon current 2018 projections, the effective tax rate for 2018 is expected to be in the low-to-mid single digits; however, there can be no assurance as to the actual amount because it will be dependent upon the nature and amount of future income and expenses as well as investments generating investment tax credits and transactions with discrete tax effects and any possible changes in the Company's provisional adjustments in revaluing the deferred tax liability at December, 31 2017. The accounting for the impact of the Tax Act is expected to be completed during the fourth quarter of 2018 and the final amount may differ from the provisional amount due to additional analysis, regulatory guidance that may be issued or changes in interpretation.

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

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change at any time. For example, effective January 1, 2018, the SBA changed its procedures relating to equity levels required to qualify for an SBA loan. We expect these changes will have an adverse impact on originations, particularly in our Agriculture vertical and other verticals where the borrowers historically have faced challenges meeting equity requirements for eligibility. In March 2018, the Office of Inspector General (the “OIG”) for the SBA issued its Evaluation of SBA 7(a) Loans Made to Poultry Farmers.  The report summarized the OIG’s review of SBA 7(a) loans made to poultry farmers along with its findings and recommendations.  Among other things, the OIG report concluded that the loans to poultry farmers it had reviewed did not meet regulatory and SBA requirements for eligibility.  The SBA’s response to the OIG report suggests that it will review the report and recommendations and determine whether to take any further action.  We are still assessing the potential impact of the report and any SBA actions in response. We cannot predict the effects of future changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.
We are dependent upon the use of intellectual property owned by third parties, and any change in our ability to use, or the terms upon which we may use, this intellectual property could have a material adverse effect on our business.
The technology-based platform that is pivotal to our success is dependent on the use of the nCino Bank Operating System and Salesforce.com, Inc.’s Force.com cloud computing infrastructure platform. We rely on a non-exclusive license to use nCino’s platform. Because our license is non-exclusive, the nCino Bank Operating System is available to other lenders and nothing would prevent our competitors from developing, licensing or using similar technology. Our license currently expires on November 15, 2018. Notwithstanding the term of our agreement, our license may be terminated if we are in material breach of the license and do not cure the breach within 30 days. In addition, nCino relies on a license to use the Salesforce.com platform, and if nCino were unable to maintain its rights under that license, our ability to rely on the nCino license could be adversely affected. We can offer no assurance that we will be able to renew or maintain our license to use the nCino Bank Operating System on terms that are acceptable. Termination of either of these licenses or the reduction or elimination of our licensed rights may result in our having to negotiate new licenses with less favorable terms, or the inability to obtain access to such licensed technology at all. Similarly, Apiture provides the Bank significant engineering, development, professional and other services under an agreement we signed with Apiture in connection with the closing of the joint venture in October 2017. It would be difficult for the Bank to replace these services with a third party. Notwithstanding the Bank's ownership of 50% of the voting control of Apiture, there can be no assurance that Apiture will continue to provide such services at appropriate service levels or at prices that would be market competitive. If we were to lose access to any of this technology, or were only able to access the technology on less favorable terms, we would not be able to offer our customers the technology-based platform services they seek from us and our business would be materially and adversely affected.
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
Our loan portfolio is concentrated in owner-occupied commercial real estate and owner-occupied commercial business loans. These types of loans generally are viewed as carrying more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations in certain types of commercial real estate loans, including acquisition, construction and development loans, and heavy loan concentrations in certain geographic segments. Because a portion of our loan portfolio is composed of these types of higher-risk loans, we face an increased risk of nonperforming loans that could result in a loss of earnings from these loans, an increase in the provision for loan and lease losses, or an increase in loan charge-offs, any of which could have a material adverse impact on our business, results of operations and financial condition.
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
As of December 31, 2017, the fair value of our investment securities portfolio was approximately $93 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, monetary tapering actions by the Federal Reserve, and changes in market interest rates and potential instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects, as well as the value of our common stock. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our inability to accurately predict the future performance of an issuer or to efficiently respond to changing market conditions could result in a decline in the value of our investment securities portfolio, which could have a material and adverse effect on our business, results of operations and financial condition.
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

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan and lease losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulators could have a negative effect on our operating results and could materially adversely affect our business, results of operations and financial condition.
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
Gains on the sale of loans comprise a significant component of our revenue. Noncash gains recognized in the years ended December 31, 2017, 2016 and 2015 were $6.2 million, $7.1 million and $6.1 million respectively. The determination of these noncash gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs. The value of retained unguaranteed loans and servicing rights are determined by our wholly owned subsidiary, GLS, which applies market derived factors such as prepayment rates, current market conditions and recent loan sales to arrive at valuations. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe that the valuations provided by GLS are at arm’s length, reflect fair value and are subject to validation by an independent third party on a biannual basis, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.
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
The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	the market price for new equipment of a like kind;

•	the age of the equipment at the time it is sold, as well as wear and tear on the equipment relative to its age;

•	the supply of used equipment on the market;

•	technological advances relating to the equipment;

•	demand for the used equipment; and

•	general economic conditions.

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
In connection with our banking business, we take title to real estate collateral from time to time through foreclosure or otherwise in connection with efforts to collect debts previously contracted. Such real estate is referred to as other real estate owned, or OREO. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. The amount of OREO we hold may increase due to various economic conditions or other factors. Any additional increase in losses and maintenance costs and other expenses due to OREO may have a material adverse effect on our business, results of operations and financial condition. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and other expenses, and reduce our ultimate realization from any OREO sales. In addition, at the time of acquisition of the OREO we are required to reflect its fair market value in our financial statements. If the OREO declines in value subsequent to its acquisition, we are required to recognize a loss. As a result, declines in the value of our OREO will have a negative effect on our business, results of operations and financial condition. As of December 31, 2017, we had four OREO properties with an aggregate carrying value of $1.3 million. For more information about amounts held in OREO, see Note 11 to our audited consolidated financial statements as of and for the year ended December 31, 2017 filed with this Report.
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
In connection with our acquisitions, we have generally recognized intangible assets, including goodwill, in our consolidated balance sheet. We may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a non-cash charge which would adversely affect our results of operations for the period. All goodwill and intangibles recorded in 2017 are related to the acquisition of Reltco. During 2017, the Company recognized impairment on the entire balance of goodwill and a portion of other intangibles related to this acquisition. See Note 2. Title Insurance Business for further information on this transaction and related impairment.
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
As a financial institution, our earnings depend in part on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Additionally, changes in interest rates affect the premiums we may receive in connection with the sale of SBA 7(a) loans in the secondary market, pre-payment speeds of loans for which we own servicing rights, our ability to fund our operations with customer deposits, and the fair value of securities in our investment portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, affects us more than non-financial companies and can have a significant effect on our net interest income and results of operations. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin, noninterest income and results of operations. Further, since we began originating loans in May 2007 we have operated in a period of low market interest rates. Interest rates began increasing in 2017 and and may continue to increase in 2018 and future periods. In a rising interest rate environment, potential borrowers could seek to defer loans as they wait for interest rates to settle, and borrowers of variable rate loans may be subject to increased interest rates, which could result in a greater rate of prepayment or default. Rising interest rates may also present additional challenges to our business that we have not anticipated.

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
As of January 31, 2018, our directors and executive officers and their related entities currently beneficially own, in the aggregate, approximately 25.7% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our executive officers and directors and related entities, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this Report.

Risks Related to Our Investment in Apiture
If the market for Apiture’s digital banking solutions develops more slowly than we expect or changes in ways that we fail to anticipate, our operating results would be adversely affected.
Use of and reliance on digital banking solutions is at an early stage, and we do not know whether the market will develop more slowly than we anticipate. Many financial institutions have invested substantial resources in legacy software, and these institutions may be reluctant or unwilling to convert from their existing systems to Apiture’s digital banking solutions. Furthermore, for most financial institutions, transitioning from an existing software provider (or from an internally developed legacy system) to a new provider is a significant and expensive undertaking. Potential customers of Apiture’s digital banking solutions may conclude that switching providers involves too many potential disadvantages such as disruption of business operations, loss of accustomed functionality and increased costs (including conversion and transition costs). Furthermore, some financial institutions may be reluctant or unwilling to use a cloud-based solution over concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause potential customers to choose not to adopt cloud-based solutions such as those being developed by Apiture or to adopt alternative solutions, either of which could have a material adverse impact on our business, results of operations and financial condition.
Apiture's future success will depend on its ability to develop, sell and deliver new or enhanced solutions to financial institution clients; however, these solutions and related services may not be attractive to existing or prospective clients. In addition, promoting, selling and delivering these new and enhanced solutions may require increasingly costly sales, marketing and implementation efforts, and if existing or prospective clients choose not to adopt these solutions, our business, results of operations and financial condition could be materially and adversely affected.
Apiture may experience development delays or software defects, which could adversely impact its potential profitability and our results of operations.
Apiture’s digital banking solution will require sophisticated software and computing systems that may encounter development delays or software defects. Defects in Apiture’s software offerings or delays in the development of such software could result in unforeseen costs, diversion of technical and other resources, loss of credibility with existing and potential clients or reputational harm, any of which could materially adversely affect our business, results of operations and financial condition. Furthermore, to the extent that the Bank is involved in beta testing or early adoption of Apiture’s digital banking solutions, the Bank’s personnel and resources may be diverted from the day-to-day operation of the Bank and the Bank’s operations may be adversely impacted.
Apiture’s ability to anticipate and respond to changing industry trends and the needs and preferences of financial institution clients may affect its competitiveness or demand for its digital banking solutions, which may adversely affect our operating results.
The financial services, payments, and technology industries are subject to rapid technological advancements, new products and services, an evolving competitive landscape, developing industry standards and changing client and consumer needs and preferences. We expect that new services and technologies applicable to the financial services, payments and technology industries will continue to emerge and evolve. These changes in technology may limit the competitiveness of and demand for products or services offered by Apiture. Also, Apiture’s existing and prospective financial institution clients and their respective customers continue to adopt new technology for business and personal uses. Apiture must anticipate and respond to these changes in order to compete in its market.
Apiture’s failure to develop products and services that meet the needs and preferences of its clients could have an adverse effect on its ability to compete effectively. Furthermore, potential negative reaction to Apiture’s products and services can spread quickly through social media and damage its reputation before it has the opportunity to respond. If Apiture is unable to anticipate or respond to technological changes or evolving industry demands on a timely basis, our business, results of operations and financial condition could be materially adversely affected.

If Apiture is unable to effectively integrate its digital banking solutions with other systems used by financial institutions, its solutions will not operate effectively and our results of operations could be adversely affected.
The functionality of Apiture’s digital banking solutions will depend on its ability to integrate with other third-party systems used by potential clients, including well-established core processing systems. Certain providers of these third-party systems also offer solutions that are competitive to the solutions being developed by Apiture and may have an advantage with clients already using their software by having better ability to integrate with their software and by being able to bundle their competitive products with other applications used by Apiture’s existing and prospective financial institution clients at favorable pricing.
Security breaches or attacks on Apiture’s systems may have a significant effect on our business.
In order to offer its products and services, Apiture must process, store, and transmit sensitive business information and personal consumer information, including, but not limited to, names, bankcard numbers, home or business addresses, social security numbers, driver's license numbers and bank account numbers. Under various federal, state and international laws, Apiture is responsible for information provided to it by financial institutions, merchants, third-party service providers, and others. Maintaining the confidentiality of such sensitive business information and personal consumer information will be critical to Apiture’s business; however, Apiture cannot be certain that the security measures and procedures it puts in place to protect this sensitive data will be successful or sufficient to counter all current and emerging technology threats designed to breach network security in order to gain access to confidential information. The increasing sophistication of cyber criminals and their continuous attempts to breach networks presents risk of a security breach of Apiture’s systems. A breach of Apiture’s systems processing or storing sensitive business information or personal consumer information could lead to claims against it, reputational damage, lost clients and lost revenue, substantial additional costs (including costs of notification of consumers, credit monitoring, card reissuance, contact centers and forensics), loss of clients' and their customers’ confidence, as well as imposition of fines and damages, all of which could materially adversely affect our business, results of operations and financial condition. In addition, as security threats continue to evolve, Apiture will be required to invest additional resources to modify and update the security of its systems. The level of required investment could materially adversely affect our business, results of operations and financial condition.
Apiture may experience breakdowns in its processing systems that could damage client relations and expose it to liability.
Apiture’s business will rely heavily on the reliability of its processing systems. A system outage could have a material adverse effect on Apiture’s business, financial condition, and results of operations. Not only would it suffer damage to its reputation in the event of a system outage, but Apiture may also be liable to third parties. To successfully operate its business, Apiture must be able to protect its processing and other systems from interruption, including from events that may be beyond its reasonable control. Events that could cause system interruptions include, but are not limited to, fire, natural disaster, unauthorized entry, power loss, telecommunications failure, computer viruses, terrorist acts, cyber attacks and war. To the extent Apiture outsources its disaster recovery functions, it is at risk of the vendor’s unresponsiveness or other failures in the event of system breakdowns.

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
On February 3, 2017, the President of the United States issued an executive order identifying “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the U.S. Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries. It is not clear whether the executive order will result in material changes to the current laws and rules, or those that are in process, applicable to financial institutions and financial services or products like ours. It also is not clear what the impact from any such changes would be on our business or the markets and industries in which we compete. There is no guarantee that any changes from this review would be positive for us, and any such changes could have a material adverse impact on our business and our prospects.
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
The effects of the Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could have a significant impact on our net income.
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform Act”) was signed into law. We are in the process of analyzing the Tax Reform Act and its possible effects on the Company and the Bank. The Tax Reform Act reduces the corporate tax rate to 21% from 35%, among other things. As a result of this Tax Reform Act, we have revalued our net deferred tax liability and recorded a provisional $18.9 million income tax benefit as of December 31, 2017. The Company will continue to evaluate the application of this Tax Reform Act and the related interpretations and guidance on our financial position, which could result in additional income tax expense or benefit during 2018.
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
LOB had 39,903,186 shares of common stock outstanding at January 31, 2018. In addition, as of January 31, 2018, there were outstanding options to purchase 3,047,017 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale. Also, as of January 31, 2018, there were 178,768 outstanding restricted stock units that vest over time and 2,532,808 outstanding restricted stock units that vest based on revenue and stock price performance criteria, that when vested will result in additional shares becoming available for sale. A large portion of these shares, options and restricted stock units are held by a small number of persons. Sales by these shareholders or option and restricted stock unit holders of a substantial number of shares could significantly reduce the market price of our common stock.
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

Office	Address	Year Opened	Approximate Square Footage	Owned or Leased
Main Offices	1741 Tiburon Dr 1757 Tiburon Dr	2013 2015	36,000 55,000	Owned
Satellite Wilmington Office	2605 Irongate Dr Ste. 100	2016	10,632	Leased
Atlanta Loan Production Office	3060 Peachtree Rd Ste. 1220	2010	4,455	Leased
Santa Rosa, CA Office	100 B Street Ste. 100	2015	2,386	Leased
Houston, TX Relationship Office	16801 Greenspoint Park Dr Ste. 395	2015	3,514	Leased
Roseville, CA Office	1223 Pleasant Grove Blvd Ste. 120	2016	1,186	Leased
Tampa, FL Office	13401 McCormick Dr	2017	10,846	Leased
Wilmington Flight Operations	1890 Trask Drive	2017	25,500	Owned
Washington, DC Office	2099 Pennsylvania Ave, NW	2017	3,698	Leased
The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its operational needs.

Item 3.	LEGAL PROCEEDINGS
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of December 31, 2017 there are no material pending legal proceedings to which LOB, or any of its subsidiaries, is a party or of which any of their property is the subject.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's voting common stock is traded on the NASDAQ Global Select Market under the symbol “LOB.” Quotations of the sales volume and the closing sales prices of the voting common stock of the Company are listed daily in the NASDAQ Global Select Market’s listings. As of December 31, 2017, there were 39,895,583 shares outstanding (comprised of 35,252,053 voting common shares and 4,643,530 non-voting common shares) and 330 holders of record (comprised of 325 holders of record for voting common shares and 5 holders of record for non-voting common shares) for the Company's common stock. The Company's non-voting common stock is not listed for trading on any exchange.
The following table sets forth the quarterly high and low closing prices for the Company's voting common stock as reported by the NASDAQ Global Select Market and the dividends declared per share of common stock for each quarter during 2016 and 2017:

	Closing Price		Cash Dividends Declared
Quarter ended	High	Low
March 31, 2016	$15.29	$12.14	$0.02
June 30, 2016	16.50	13.70	0.01
September 30, 2016	14.96	13.01	0.02
December 31, 2016	19.85	14.10	0.02
March 31, 2017	24.59	18.00	0.02
June 30, 2017	26.05	20.95	0.02
September 30, 2017	25.80	20.75	0.03
December 31, 2017	26.35	22.00	0.03
Dividend Policy
On September 9, 2015 the Company declared its first quarterly cash dividend of $0.01 per share after completing its IPO on July 23, 2015. Since declaring this dividend, the Company has declared a dividend to stockholders in each subsequent quarter, with the most recent declared in February 2018.
The timing and amount of cash dividends paid depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Although the Company has paid quarterly cash dividends to its stockholders, stockholders are not entitled to receive dividends. Downturns in domestic and global economies and other factors could cause the Company’s board of directors to consider, among other things, the elimination of or reduction in the amount and/or frequency of cash dividends paid on the Company’s common stock.  See “Supervision and Regulation” under Item 1 of this Report for more information on restrictions on the Company’s ability to declare and pay dividends. The Company can offer no assurance that the board of directors will continue to declare or pay cash dividends in any future period.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Stock Performance Graph
The stock performance graph required by Item 201(e) of Regulation S-K is incorporated into this Report by reference from the Company’s annual report to shareholders for the year ended December 31, 2017, which will be posted on the Company’s website subsequent to the date of this Report. The stock performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	SELECTED FINANCIAL DATA
The tables below set forth selected consolidated financial data as of the dates or for the periods indicated. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Consolidated Financial Statements and Notes in Item 8 of this Report.

(dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data
Net interest income	$78,034	$42,649	$25,589	$14,713	$10,779
Provision for (recovery of) loan and lease loss	9,536	12,536	3,806	2,793	(858)
Noninterest income	172,921	93,539	84,328	60,042	56,477
Noninterest expense	143,165	106,445	71,715	54,526	40,172
Income, before income taxes	98,254	17,207	34,396	17,436	27,942
Income tax (benefit) expense	(2,245)	3,443	13,795	7,388	—
Net income	100,499	13,764	20,601	10,048	27,942
Net income attributable to noncontrolling interest	—	9	24	—	120
Net income to common shareholders	100,499	13,773	20,625	10,048	28,062
Net income (net of tax effect) (1)	100,499	13,773	20,625	10,723	17,258
Period End Balances
Assets	2,758,474	1,755,261	1,052,622	673,315	430,355
Loans held for sale	680,454	394,278	480,619	295,180	159,438
Loans and leases held for investment	1,343,973	907,566	279,969	203,936	141,349
Allowance for loan and lease losses	24,190	18,209	7,415	4,407	2,723
Deposits	2,260,263	1,485,076	804,788	522,080	356,620
Borrowings	26,564	27,843	28,375	47,949	12,325
Shareholders' equity	436,933	222,847	199,488	91,814	48,390
Per Common Share Data
Net income per share - basic	2.75	0.40	0.66	0.42	1.38
Net income per share - diluted	2.65	0.39	0.65	0.41	1.37
Net income per share (net of tax effect) - basic (1)	2.75	0.40	0.66	0.45	0.85
Net income per share (net of tax effect) - diluted (1)	2.65	0.39	0.65	0.44	0.84
Operating net income per share (Non-GAAP) - basic (2)	1.29	0.59	0.54	0.57	0.48
Operating net income per share (Non-GAAP) - diluted (2)	1.25	0.57	0.53	0.56	0.48
Dividends declared	0.10	0.07	0.10	2.18	0.48
Book value	10.95	6.51	5.84	3.21	2.38
Tangible book value (2)	10.85	6.51	5.84	3.20	2.36

	As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013
Performance Ratios
Return on average assets	4.55%	0.96%	2.26%	1.77%	6.53%
Return on average equity	33.80	6.55	14.52	14.11	62.82
Return on average assets (net of tax effect) (1)	4.55	0.96	2.26	1.89	4.02
Return on average equity (net of tax effect) (1)	33.80	6.55	14.52	15.05	38.63
Net interest margin	3.92	3.28	3.26	3.04	2.95
Efficiency ratio (2)	57.05	78.16	65.25	72.87	59.74
Noninterest income to total revenue	68.91	68.68	76.72	80.34	83.97
Average equity to average assets	13.46	14.63	15.53	12.56	10.40
Dividend payout ratio (inclusive of tax distributions)	3.64	17.50	15.15	447.33	10.65
Dividend payout ratio (net of tax effect) (1)	3.64	17.50	15.15	419.17	17.32
Selected Loan Metrics
Loans and leases originated	$1,934,238	$1,537,010	$1,158,640	$848,090	$498,752
Guaranteed loans sold	787,926	761,933	640,886	433,912	339,342
Average net gain on sale of guaranteed loans	100.38	98.86	105.14	115.18	112.64
Held for sale guaranteed loans (note amount) (3)	1,087,636	754,834	497,875	326,723	144,228
Annual increase in held for sale guaranteed loans (note amount)	332,802	256,959	171,152	182,495	22,562
Estimated net gain to be recognized on annual increase in guaranteed loans held for sale (4)	33,407	25,403	17,995	21,020	2,541
Asset Quality Ratios
Allowance for loan and lease losses to loans and leases held for investment	1.80%	2.01%	2.65%	2.16%	1.93%
Net charge-offs	$3,555	$1,742	$798	$1,109	$1,888
Net charge-offs to average loans and leases held for investment	0.32%	0.29%	0.37%	1.21%	3.47%
Nonperforming loans	$23,480	$23,781	$12,367	$18,692	$8,697
Foreclosed assets	1,281	1,648	2,666	1,084	773
Nonperforming loans (unguaranteed exposure)	3,610	4,784	2,037	3,137	1,714
Foreclosed assets (unguaranteed exposure)	90	246	373	371	341
Nonperforming loans not guaranteed by the SBA and foreclosed assets	3,700	5,030	2,410	3,508	2,055
Nonperforming loans not guaranteed by the SBA and foreclosed assets to total assets	0.13%	0.29%	0.23%	0.52%	0.48%
Capital and Liquidity Ratios
Common equity tier 1 capital (to risk-weighted assets)	17.81%	15.31%	23.22%	N/A	N/A
Total capital (to risk-weighted assets)	18.91	16.56	24.12	19.63%	15.95%
Tier 1 risk-based capital (to risk-weighted assets)	17.81	15.31	23.22	17.41	15.09
Tier 1 leverage capital (to average assets)	15.50	12.00	18.36	13.38	10.39

(1)
Net income (net of tax effect), earnings per share (net of tax effect) on a basic and diluted basis, return on average assets (net of tax effect), and return on average equity (net of tax effect) for each year shown was determined by calculating a provision for income taxes using an assumed annual effective income tax rate of 38.5% for the years ended December 31, 2014 and 2013, and adjusting our historical net income for each period presented to give effect to the pro forma provision for federal and state income taxes for such year. For the year ended December 31, 2014 the Company also excluded the initial deferred tax liability recorded as a result of the change in tax status on August 3, 2014 due to the conversion from an S corporation to a C corporation.

(2)
See "Non-GAAP Measures" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report for more information and a reconciliation to the most closely related GAAP measure.

(3)	Includes the entire note amount, including undisbursed funds for multi-advance loans.

(4)
The estimated revenue from the sale of the annual increase in guaranteed loans is based on the average net gain on sale of loans for that year. This is an estimate based on the respective year activity and does not reflect actual gains to be recognized.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following presents management’s discussion and analysis of the more significant factors that affected the Company's financial condition as of December 31, 2017 and 2016 and results of operations for each of the years in the three-year period ended December 31, 2017. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
Dollar amounts in tables are stated in thousands, except for per share amounts.
Nature of Operations
Live Oak Bancshares, Inc. is a bank holding company headquartered in Wilmington, North Carolina, incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company. The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending and deposit related services to small businesses nationwide in targeted industries. The Bank identifies and seeks to grow within selected industry sectors, or verticals, by leveraging expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration under the 7(a) program and to a lesser extent by the U.S. Department of Agriculture Rural Energy for America Program and Business & Industry loan programs.
In 2017, the Bank entered into a joint venture, Apiture LLC (“Apiture”), with First Data Corporation for the purpose of creating next generation technology for financial institutions. In addition to the Bank, the Company owns Reltco Inc. and National Assurance Title, Inc. (collectively referred to as "Reltco") which were acquired on February 1, 2017; Live Oak Clean Energy Financing LLC, formed in November 2016, for the purpose of providing financing to entities for renewable energy applications; Canapi, Inc. (formerly known as "Live Oak Ventures, Inc."), formed in August 2016 for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology; Live Oak Grove, LLC, formed in February 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location; Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans; and 504 Fund Advisors, LLC (“504FA”), which was formed to serve as the investment advisor to The 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.
The Company generates revenue primarily from the sale of SBA-guaranteed loans and net interest income. During 2016, the Company also began originating and selling USDA-guaranteed REAP and B&I loans. Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets and net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan and lease losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.
Executive Summary
Following is a summary of the Company's financial highlights and events for 2017:

•	The Company entered seven new verticals bringing the total number of vertical business units at year-end to twenty.

•
Apiture, a digital banking joint venture formed with First Data Corporation, was established in the fourth quarter of 2017 generating a one-time gain for the Bank of $68.0 million. Apiture combines First Data’s and Live Oak Bank’s digital banking platforms, products, and services, delivering innovative technology solutions tailored for financial institutions. Both the Bank and First Data Corporation hold 50% voting control of Apiture.

•	Net interest income and loan servicing revenue increased by $38.6 million, or 60.2%, to $102.6 million in 2017.

•	Loan and lease production increased to $1.93 billion for 2017, a 25.8% increase over 2016.

•	$24.9 million in investment tax credits were generated by the Company's investment of $90.6 million in renewable energy assets which are leased under operating lease arrangements.

•	During the third quarter, the Company completed a successful secondary public offering which generated an additional $113.1 million in capital.

•	Guaranteed loan sales were relatively flat at $787.9 million in 2017, a 3.4% increase over 2016, as the Company focused on guaranteed loan retention to increase recurring revenue.

•	Loans held for investment increased by $436.4 million, or 48.1%, to $1.34 billion at the end of 2017 as a result of robust 2017 loan originations.

•	Total nonperforming unguaranteed loans and leases as a percentage of total loans and leases held for investment declined from 0.53% at the end of 2016 to 0.27% at the end of 2017.

•	Net charge-offs as a percentage of average held for investment loans and leases, for the years ended December 31, 2017 and 2016, were 0.32% and 0.29%, respectively

•	Core revenues consisting of net interest income, servicing revenue and gains on sale of loans increased to $181.2 million, a 30.0% increase over 2016.

•	Total deposits rose by 52.2% to $2.26 billion at the end of 2017 following successful deposit gathering campaigns.

•	As a result of the December 22, 2017 Tax Cut and Jobs Act, the Company recorded a one-time reduction in tax expense of $18.9 million arising from the revaluation of its net deferred tax liability.

•
Reported net income increased by 630.2% over 2016 to $100.5 million. Non-GAAP net income, which excludes non-routine income and expenses, improved $27.0 million over 2016, or 134.2%, to $47.2 million. See "Non-GAAP Financial Measures" below for more information about Non-GAAP net income. The reconciliation of non-GAAP measures is presented at the conclusion of this Item 7.

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
The Company's results for 2017 demonstrated strong underlying financial performance and solid growth momentum. Management continues to focus on building steady recurring revenue streams, promoting change within the financial technology industry, and building out existing verticals while incrementally adding new verticals to the Company's business model. Management anticipates that the Company's held-for-sale and held-for-investment loan portfolios will continue to grow as a result of continued healthy origination volumes and related loan retention to promote recurring revenue, ongoing growth in the construction portfolio as well as ongoing strategic initiatives, including the pursuit of potential opportunities in conventional lending outside of SBA or other government guarantee programs.
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

Results of Operations
Years ended December 31, 2017 vs. 2016
The Company reported net income available to common shareholders totaling $100.5 million, or $2.65 per diluted share, for 2017 compared to $13.8 million, or $0.39 per diluted share, for 2016. This increase in net income was primarily attributable to the following items:

•
Increased net interest income of $35.4 million, or 83%, predominately driven by significant growth in the loans and leases held for sale and held for investment portfolios combined with a significantly higher net interest margin;

•	A $68.0 million one-time gain arising from the Company's fourth quarter equity method investment in Apiture; and

•
A decrease in income tax expense of $5.7 million, or 165.2%, due to the generation of investment tax credits by the Company's renewable energy leasing business combined with the positive impact of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, as further discussed below.

Other key factors contributing to the year-over-year increase in net income were comprised of the following:

•
Decreased provision for loan and lease losses of $3.0 million principally driven by the one-time transfer of $318.8 million in unguaranteed loans from held for sale to held for investment classification during the second quarter of 2016;

•	Increased loan servicing revenue of $3.2 million, or 14.9%, as a result of continued growth in the servicing portfolio due to ongoing loan sales;

•	Increased net gains on sales of loans of $3.3 million, or 4.3%, due to higher sale volumes combined with an increase in the average net gain per loan sold.
Partially offsetting the above factors was an increase in noninterest expense of $36.7 million, or 34.5% largely attributable to the effects of continued investments to support growing levels of business and business diversification.
Years ended December 31, 2016 vs. 2015
The Company reported net income available to common shareholders totaling $13.8 million, or $0.39 per diluted share, for 2016 compared to $20.6 million, or $0.65 per diluted share, for 2015. This decrease in net income was primarily attributable to the following items:

•
An increase in the provision for loan and lease losses of $8.7 million, or 229.4%, arising primarily from significantly higher levels of loans held for investment, which included the transfer of $318.8 million in unguaranteed loans from being classified as held for sale to held for investment in the second quarter of 2016. This increase in the loan loss provision resulted in significant growth to the allowance for loan losses of $4.0 million. The higher provision also reflected the increase of $944 thousand in net charge-offs during 2016 as compared to 2015.

•
Decreased noninterest income from a one-time gain of $3.8 million in the first quarter of 2015 related to the sale of an investment in nCino, Inc., a former subsidiary of the Company (“nCino”) combined with a higher negative loan servicing revaluation adjustment of $2.2 million; and

•
Increased noninterest expense of $34.7 million, or 48.4%, attributable to the rapid growth of the business franchise. The increase in noninterest expense was predominantly driven by higher salaries and employee benefits of $22.7 million, or 56.2%, occupancy expense of $1.1 million, or 31.6%, data processing expense of $1.7 million, or 47.9%, and other expense of $3.3 million, or 56.9%. Factors driving these higher non-interest expense levels were increased investments in human capital, infrastructure and regulatory costs to support growing loan production from new and existing verticals as well as development of a new small business loan and deposit platform. Also contributing significantly to the increase in noninterest expense was a renewable energy tax credit investment impairment of $3.2 million related to a $4.6 million renewable energy tax credit investment in the fourth quarter. As reflected in lower income tax expense, this investment generated tax savings of $5.5 million for 2016.

Partially offsetting the above factors were increases in net interest income of $17.1 million, or 66.7%, loan servicing revenue of $5.3 million, or 33.0%, net gains on sale of loans of $7.9 million, or 11.8%. construction supervision fee income of $1.0 million, or 64.3%, and reduced income tax expense of $10.4 million, or 75.0%.

Net Interest Income and Margin
Net interest income represents the difference between the revenue that the Company earns on interest-earning assets and the cost of interest-bearing liabilities. The Company’s net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates that the Company earns or pays them respectively. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.” As a bank without a branch network, the Bank gathers deposits over the Internet and in the community in which it is headquartered. Due to the nature of a branchless bank and the relatively low overhead required for deposit gathering, the rates the Bank offers are generally above the industry average.
Years ended December 31, 2017 vs. 2016
For 2017, net interest income increased $35.4 million, or 83.0%, to $78.0 million compared to $42.6 million in 2016. This increase was principally due to the significant growth in average interest earning assets and to a lesser extent by higher yields on these assets which outpaced the growth and change in the cost of interest bearing liabilities. Average interest earning assets rose by $686.6 million, or 52.7%, to $1.99 billion for 2017 compared to $1.30 billion for 2016, while the yield on average interest earning assets rose sharply by eighty basis points to 5.20% for 2017 versus 4.40% for 2016. A substantial portion of the Company's loan portfolio are variable rate loans that adjust regularly in accordance with changes in designated benchmark indices. The cost of funds on interest bearing liabilities for 2017 increased fourteen basis points to 1.38%, and the average balance in interest bearing liabilities increased by $658.5 million, or 55.6% during the same period. As indicated in the rate/volume table below, the increase in interest bearing liabilities and corresponding cost of funds was outpaced by the positive effects of the increased volume of interest earning assets along with much higher yields, resulting in increased interest income of $46.2 million versus increased interest expense of $10.8 million for 2017. The volume of interest bearing liabilities for 2017 was also mitigated somewhat by the August 2017 secondary public offering. For 2017 compared to 2016, net interest margin increased from 3.28% to 3.92% due to the aforementioned effects.
Years ended December 31, 2016 vs. 2015
For 2016, net interest income increased $17.1 million, or 66.7%, to $42.6 million compared to $25.6 million in 2015 due to favorable volume and interest rate factors. Average interest earning assets rose by $517.1 million, or 65.9%, to $1.30 billion for 2016 compared to $784.7 million for 2015, while the yield on average interest earning assets remained relatively static at 4.40% for 2016 versus 4.39% for 2015. The cost of funds on interest bearing liabilities for 2016 increased slightly by five basis points to 1.24%, and the average balance in interest bearing liabilities increased by $440.6 million, or 59.3% during the same period. As indicated in the rate/volume table below, the slight increase in rate and increased volume in interest bearing liabilities was outpaced by the effects of the increased volume and rate of interest earning assets, resulting in increased interest income of $22.8 million versus increased interest expense of $5.8 million for 2016. The volume of interest bearing liabilities for 2016 was also mitigated somewhat by the July 2015 initial public offering. For 2016 compared to 2015, net interest margin increased from 3.26% to 3.28% due to the aforementioned effects.

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

	2017			2016			2015
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$232,398	$2,407	1.04%	$222,704	$1,033	0.46%	$84,782	$300	0.35%
Investment securities	76,250	1,432	1.88	62,746	1,132	1.80	50,431	811	1.61
Loans held for sale	582,245	34,567	5.94	413,468	22,645	5.48	435,508	22,590	5.19
Loans and leases held for investment	1,097,510	65,066	5.93	602,875	32,462	5.38	213,974	10,750	5.02
Total interest earning assets	1,988,403	103,472	5.20	1,301,793	57,272	4.40	784,695	34,451	4.39
Less: Allowance for loan ad lease losses	(19,230)			(10,899)			(5,254)
Non-interest earning assets	239,797			146,169			135,151
Total assets	$2,208,970			$1,437,063			$914,592
Interest bearing liabilities:
Interest bearing checking	$39,213	$256	0.65%	$20,410	$116	0.57%	$6,604	$39	0.59%
Savings	193,083	2,685	1.39	—	—	—	—	—	—
Money market accounts	413,648	4,060	0.98	423,035	3,197	0.76	347,429	2,562	0.74
Certificates of deposit	1,161,651	17,222	1.48	712,327	10,346	1.45	343,625	4,778	1.39
Total deposits	1,807,595	24,223	1.34	1,155,772	13,659	1.18	697,658	7,379	1.06
Small business lending fund	—	—	—	—	—	—	6,222	94	1.51
Other borrowings	34,968	1,215	3.47	28,250	964	3.41	39,515	1,389	3.52
Total interest bearing liabilities	1,842,563	25,438	1.38	1,184,022	14,623	1.24	743,395	8,862	1.19
Non-interest bearing deposits	40,831			21,665			15,131
Non-interest bearing liabilities	28,248			21,046			14,004
Shareholders' equity	297,328			210,311			142,044
Noncontrolling interest				19			18
Total liabilities and shareholders' equity	$2,208,970			$1,437,063			$914,592
Net interest income and interest rate spread		$78,034	3.82%		$42,649	3.16%		$25,589	3.20%
Net interest margin			3.92			3.28			3.26
Ratio of average interest-earning assets to average interest-bearing liabilities			107.92%			109.95%			105.56%
(1)Average loan balances include non-accruing loans.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by current period volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior period rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$1,301	$73	$1,374	$169	$564	$733
Investment securities	51	249	300	111	210	321
Loans held for sale	2,290	9,632	11,922	1,230	(1,175)	55
Loans and leases held for investment	4,625	27,979	32,604	1,473	20,239	21,712
Total interest income	8,267	37,933	46,200	2,983	19,838	22,821
Interest expense:
Interest bearing checking	25	115	140	(3)	80	77
Savings	—	2,685	2,685	—	—	—
Money market accounts	945	(82)	863	71	564	635
Certificates of deposit	282	6,594	6,876	327	5,241	5,568
Small business lending fund	—	—	—	—	(94)	(94)
Other borrowings	20	231	251	(35)	(390)	(425)
Total interest expense	1,272	9,543	10,815	360	5,401	5,761
Net interest income	$6,995	$28,390	$35,385	$2,623	$14,437	$17,060
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
Years ended December 31, 2017 vs. 2016
For 2017, the provision for loan and lease losses was $9.5 million, a decrease of $3.0 million, or 23.9%, compared to the same period in 2016. The decrease in the provision for loan and lease losses for 2017 was principally driven by the one-time transfer in the second quarter of 2016 of $318.8 million in unguaranteed loans and leases from being classified as held for sale to held for investment. This reclassification resulted in a $4.0 million increase in the provision for loan and lease losses during the second quarter of 2016. Partially offsetting the effects of the 2016 loan reclassification were additional reserves recorded to accommodate robust loan and lease growth in 2017.
Loans and leases held for investment as of December 31, 2017 increased by $436.4 million, or 48.1%, compared to December 31, 2016. This growth was fueled by strong loan origination volume of $1.93 billion for the year ended December 31, 2017.
Net charge-offs were $3.6 million, or 0.32% of average loans and leases held for investment, for 2017, compared to net charge-offs of $1.7 million, or 0.29% of average loans and leases held for investment, for 2016. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for loan and lease losses.

In addition, at December 31, 2017, nonperforming loans and leases not guaranteed by the SBA totaled $3.6 million, which was 0.27% of the held-for-investment loan and lease portfolio compared to $4.8 million, or 0.53%, of loans and leases held for investment at December 31, 2016.
Years ended December 31, 2016 vs. 2015
For 2016, the provision for loan and lease losses was $12.5 million, an increase of $8.7 million, or 229.4%, compared to the same period in 2015. The increase in the provision for loan and lease losses was principally driven by growth in loans and leases held for investment combined with the effect of higher net charge-offs.
Loans and leases held for investment as of December 31, 2016 increased by $627.6 million, or 224.2%, compared to December 31, 2015. A significant portion of the increase was the result of the Company transferring $318.8 million in unguaranteed SBA loans from being classified as held for sale to held for investment during the second quarter of 2016. Timing of this transfer was largely influenced by the intent and ability to retain quality credits with higher long term yields. Upon transfer from held for sale classification, loans and leases held for investment become subject to the allowance for loan and lease loss review process. The result of this loan reclassification increased the provision for loan and lease losses by $4.0 million during the second quarter of 2016.
During the second quarter of 2016, the Company also implemented enhancements to the methodology for estimating the allowance for loan and lease losses, including refinements to the measurement of qualitative factors in the estimation process. Management believes these enhancements have improved the precision of the process for estimating the allowance. The Company estimated that the effect of revisions to the allowance methodology resulted in an approximately $390 thousand reduction in the provision for loan and lease losses during the second quarter of 2016.
Net charge-offs were $1.7 million, or 0.29% of average loans and leases held for investment, for 2016, compared to net charge-offs of $798 thousand, or 0.37% of average loans and leases held for investment, for 2015. In addition, at December 31, 2016, nonperforming loans and leases not guaranteed by the SBA totaled $4.8 million, which was 0.53% of the held-for-investment loan and lease portfolio compared to $2.0 million, or 0.73%, of loans and leases held for investment at December 31, 2015.

Noninterest Income
Noninterest income is principally comprised of net gains from the sale of SBA and USDA-guaranteed loans along with servicing revenue and revaluation. Revenue from the sale of loans depends upon volume and rates of underlying loans as well as cost and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Other less common elements of noninterest income include nonrecurring gains and losses on investments.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,			2016/2017 Increase (Decrease)		2015/2016 Increase (Decrease)
	2017	2016	2015	Amount	Percent	Amount	Percent
Noninterest income
Loan servicing revenue	$24,588	$21,393	$16,081	$3,195	14.93%	$5,312	33.03%
Loan servicing revaluation	(13,171)	(8,391)	(6,229)	(4,780)	(56.97)	(2,162)	(34.71)
Net gains on sales of loans	78,590	75,326	67,385	3,264	4.33	7,941	11.78
Equity in loss of non-consolidated affiliates	—	—	(26)	—	—	26	100.00
Gain of sale of investment in non-consolidated affiliate	—	—	3,782	—	—	(3,782)	(100.00)
Gain on contribution to equity method investment	68,000	—	—	68,000	100.00	—	—
Gain (loss) on sale of securities available-for-sale	—	1	13	(1)	(100.00)	(12)	(92.31)
Construction supervision fee income	1,776	2,667	1,623	(891)	(33.41)	1,044	64.33
Title insurance income	7,565	—	—	7,565	100.00	—	—
Other noninterest income	5,573	2,543	1,699	3,030	119.15	844	49.68
Total noninterest income	$172,921	$93,539	$84,328	$79,382	84.87%	$9,211	10.92%
Years ended December 31, 2017 vs. 2016
For 2017, noninterest income increased by $79.4 million, or 84.9%, compared to 2016. The increase from the prior year was largely driven by the $68.0 million one-time gain recognized as a result of the fourth quarter equity method investment in Apiture, see Note 3. Unconsolidated Joint Venture for further discussion. Other contributors to the increase in noninterest income was higher year-over-year levels in the serviced loan portfolio and the volume of loans sold in the secondary market, which generated $3.2 million of increased servicing revenue and $3.3 million of increased net gains on sale of loans. Also driving increased levels of noninterest income was $7.6 million in title insurance revenue from the acquisition of a nationwide title insurance business in early 2017 and increased other noninterest income of $3.0 million. The increase in other noninterest income was primarily comprised of $1.9 million of operating lease income from renewable energy assets and trust management income of $1.1 million. Partly offsetting the overall increase in noninterest income was a higher negative loan servicing revaluation adjustment of $4.8 million.
The tables below reflect loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold that are being serviced. These components are key drivers of the Company's recurring noninterest income.

	Three months ended December 31,		Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Amount of loans and leases originated	$483,422	$514,565	$395,682	$381,050	$586,471	$356,865	$468,663	$284,530
Guaranteed portions of loans sold	211,654	260,125	163,843	210,610	203,714	135,555	208,715	155,643
Outstanding balance of guaranteed loans sold (1)	2,680,641	2,278,618	2,584,163	2,102,468	2,521,506	1,970,908	2,410,791	1,894,428

	Years ended December 31,
	2017	2016	2015	2014	2013
Amount of loans and leases originated	$1,934,238	$1,537,010	$1,158,640	$848,090	$498,752
Guaranteed portions of loans sold	787,926	761,933	640,886	433,912	339,342
Outstanding balance of guaranteed loans sold (1)	2,680,641	2,278,618	1,779,989	1,302,828	1,005,764

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for all loans that the Bank originates, including loans sold, are retained by the Bank. In exchange for continuing to service loans that are sold, the Bank receives fee income represented in loan servicing revenue equivalent to one percent of the outstanding balance of SBA loans sold and 0.40% of the outstanding balance of USDA loans sold. In addition, the standard cost of servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue above the cost to service is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For the year ended December 31, 2017, loan servicing revenue increased $3.2 million, or 14.9%, to $24.6 million as compared to the year ended December 31, 2016, as a result of an increase in the average outstanding balance of guaranteed loans sold. At December 31, 2017, the outstanding balance of guaranteed loans sold in the secondary market was $2.68 billion. At December 31, 2016, the outstanding balance of guaranteed loans sold was $2.28 billion.
Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the years ended December 31, 2017 and 2016, there was a net negative loan servicing revaluation of $13.2 million and $8.4 million, respectively. The higher negative service revaluation amount for 2017 was principally driven by the increased amortization speed of the serviced portfolio which was largely impacted by the rising rate environment.
In consideration of the sensitivity of servicing rights as discussed above and in Note 6 to the accompanying audited financial statements, the following table is provided as of December 31, 2017 reflecting the effect on fair value due to changes in yield curve rates.

Change in Yield Curve Assumption	Increase (Decrease) in Value
+300 basis point	$(5,235)
+200 basis point	(3,613)
+100 basis point	(1,872)
- 100 basis point	2,020
Net Gains on Sale of Loans: For the year ended December 31, 2017, net gains on sales of loans increased $3.3 million, or 4.3%, compared to 2016. This increase was primarily due to a higher volume of guaranteed loans sold and to a lesser extent an increase in the average net gain per loan sold. For 2017, the volume of guaranteed loans sold increased $26.0 million, or 3.4%, from $761.9 million in 2016 to $787.9 million in 2017. The average net gain on sale for 2017 was somewhat higher at $100 thousand of revenue for each $1 million in loans sold, compared to $99 thousand of revenue for each $1 million sold for 2016.

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
In consideration of the sensitivity of servicing rights as discussed above and in Note 6 to the accompanying audited financial statements, the following table is provided as of December 31, 2016 reflecting the effect on fair value due to changes in yield curve rates.

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
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Years Ended December 31,			2016/2017 Increase (Decrease)		2015/2016 Increase (Decrease)
	2017	2016	2015	Amount	Percent	Amount	Percent
Noninterest expense
Salaries and employee benefits	$74,669	$62,996	$40,323	$11,673	18.53%	$22,673	56.23%
Non-staff expenses:
Travel expense	8,124	8,205	7,379	(81)	(0.99)	826	11.19
Professional services expense	4,937	3,482	2,643	1,455	41.79	839	31.74
Advertising and marketing expense	6,363	4,534	4,333	1,829	40.34	201	4.64
Occupancy expense	6,195	4,573	3,475	1,622	35.47	1,098	31.60
Data processing expense	8,449	5,299	3,583	3,150	59.45	1,716	47.89
Equipment expense	7,479	2,246	2,119	5,233	232.99	127	5.99
Other loan origination and maintenance expense	4,970	2,825	2,069	2,145	75.93	756	36.54
Renewable energy tax credit investment impairment	690	3,197	—	(2,507)	(78.42)	3,197	100.00
FDIC insurance	3,206	1,417	514	1,789	126.25	903	175.68
Title insurance closing services expense	2,418	—	—	2,418	100.00	—	—
Impairment expense on goodwill and other intangibles	3,648	—	—	3,648	100.00	—	—
Other expense	12,017	7,671	5,277	4,346	56.65	2,394	45.37
Total non-staff expenses	68,496	43,449	31,392	25,047	57.65	12,057	38.41
Total noninterest expense	$143,165	$106,445	$71,715	$36,720	34.50%	$34,730	48.43%
Years ended December 31, 2017 vs. 2016
Total noninterest expense for 2017 increased $36.7 million, or 34.5%, compared to 2016. The increase in noninterest expense was predominately impacted by increased personnel, equipment, data processing, title insurance business operating and impairment related costs and other expenses primarily driven by the significant growth of the Company's core business. Changes in various components of noninterest expense are discussed below.
Salaries and employee benefits: Total personnel expense for 2017 increased by $11.7 million, or 18.5%, compared to 2016. A significant driver for this increase was the acquisition of a nationwide title insurance business on February 1, 2017 with 54 full-time and 5 part-time employees. Also contributing to the growth in personnel expense was continued investment in human capital to support the growing loan and lease production from new and existing verticals. Full-time equivalent employees increased from 411 at December 31, 2016 to 515 at December 31, 2017. Salaries and employee benefits expense included $7.5 million and $12.1 million of stock based compensation in 2017 and 2016, respectively. Expenses related to the employee stock purchase program, stock grants, stock options, stock option compensation and restricted stock expense are all considered stock based compensation.
Total stock-based compensation included $1.4 million and $9.0 million in 2017 and 2016, respectively, related to restricted stock unit ("RSU") awards for key employee retention with an effective grant date of May 24, 2016. See Note 13 - Benefit Plans for more information.
Professional services: Total expenses related to professional services for 2017 increased $1.5 million, or 41.8%, compared to 2016. The increase is the result of legal fees and closing costs associated with the renewable energy leasing initiative that began in 2017. Additionally, legal costs and consulting expenses associated with the acquisition of Reltco and the formation of Apiture contributed to the increase.

Advertising and marketing expense: Advertising and marketing expenses increased $1.8 million, or 40.3%, compared to 2016. The increase was primarily the result of efforts to promote brand recognition for new lending activities and maintain existing brand reputation and relationships in existing verticals.
Occupancy expense: Total occupancy costs increased $1.6 million, or 35.5%, compared to 2016. The increase in occupancy expense resulted from higher levels of personnel to support loan production and portfolio service along with related infrastructure. Additionally, the Company began incurring costs related to the planned expansion of its main campus in 2017.
Data processing expense: The total expenses associated with data processing and development increased $3.2 million, or 59.4%, compared to 2016. The increase was principally due to increased levels of activity in the core system from the substantial growth in loan originations, and related software and applications to operate and expand the Company’s digital platform. The formation of Apiture resulted in the Company’s contribution of development resources that were historically reflected in salaries and benefits. After the formation of the joint venture, services provided by Apiture to the Company are reflected in data processing expense.
Equipment expense: Equipment expenses increased $5.2 million, or 233.0%, compared to 2016. This increase was primarily the result of depreciation expense incurred on solar panels purchased for the renewable energy leasing initiative. Additionally, the Company’s aircraft depreciation expense increased for 2017 following its purchase of new aircraft and shortening the useful life of its existing aircraft.
Other loan origination and maintenance expense: Total expenses related to loan origination activity increased $2.1 million, or 75.9%, compared to 2016. The increase is primarily attributable to the ongoing guarantee fee for the retained SBA loan portfolio.
Renewable energy tax credit investment impairment: The Company incurred a $690 thousand and $3.2 million in impairment charges in 2017 and 2016, respectively, both related to the 2016 renewable energy tax credit investment of $4.6 million. As stated in the prior year, investments of this type generate a return primarily through the realization of federal and state income tax credits and other tax benefits; accordingly, impairment of the investment amount is recognized in conjunction with the realization of related tax benefits.
FDIC insurance: Total Federal Deposit Insurance Corporation (FDIC) insurance expense increased $1.8 million, or 126.3%, compared to 2016. This increase was the result of revised premium requirements of all FDIC-insured financial institutions in the latter part of 2016 along with significantly higher deposit levels.
Title insurance closing services expense: The Company began incurring expenses related to is title insurance closing services in 2017 with the first quarter acquisition of Reltco. The expenses totaled $2.4 million for the year and reflects the cost of closing services such as notary and abstracting in the delivery of title insurance agency products.
Impairment expense on goodwill and other intangibles: The Company incurred $3.6 million due to the impairment of intangible assets associated with the acquisition of Reltco. See Notes 1 and 2 for additional discussion around the impairment of goodwill and intangibles at Reltco.
Other expenses: Total other expenses increased $4.3 million, or 56.7%, compared to 2016. This increase was comprised predominately of charitable initiatives, costs associated with the newly acquired title company, a first quarter 2017 loss incurred upon the trade-in of an existing aircraft and general expenditures to support business growth.
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
Income Tax Expense
Years ended December 31, 2017 vs. 2016
For 2017 and 2016 income tax (benefit) expense totaled $(2.2) million and $3.4 million, respectively, and the Company's effective tax rates were (2.3)% and 20.0%, respectively. The negative effective rate for 2017 was largely a product of significant investments in renewable energy assets which generate investment tax credits, the positive tax effects arising from changes in enacted tax legislation, and the adoption of a stock-based compensation accounting standard.
The Company invested $90.6 million and $4.6 million in renewable energy assets that generated $24.9 million and $5.5 million in investment tax credits in 2017 and 2016, respectively. Also, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%. As a result of the reduction of the federal corporate income tax rate, the Company revalued its net deferred tax liability, excluding after tax credits, as of December 31, 2017.  Based on this revaluation, the Company has recorded a provisional net tax benefit of $18.9 million to reduce the net deferred tax liability balance, which was recorded as a reduction in income tax expense for the year ended December 31, 2017. The 2017 tax rate also benefited from the first quarter adoption of a new accounting pronouncement related to the treatment of share based compensation issued by the Financial Accounting Standards Board that was effective January 1, 2017; "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," also referred to as ASU 2016-09.

Tax Cuts and Jobs Act. Among other things, the new Tax Act (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact the Company. Based upon current 2018 projections, the effective tax rate for 2018 is expected to be in the low-to-mid single digits; however, there can be no assurance as to the actual amount because it will be dependent upon the nature and amount of future income and expenses as well as investments generating investment tax credits and transactions with discrete tax effects and any possible changes in the Company's provisional adjustments in revaluing the deferred tax liability at December, 31 2017. The accounting for the impact of the Tax Act is expected to be completed during the fourth quarter of 2018 and the final amount may differ from the provisional amount due to additional analysis, regulatory guidance that may be issued or changes in interpretation.
Years ended December 31, 2016 vs. 2015
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
Discussion and Analysis of Financial Condition
Years ended December 31, 2017 vs. 2016
Total assets at December 31, 2017 were $2.76 billion, an increase of $1.00 billion, or 57.2%, compared to total assets of $1.76 billion at December 31, 2016. This increase was principally driven by the following:

•
Growth in cash and investments, largely a product of the secondary offering in August of 2017 of $113.1 million combined with successful deposit gathering campaigns generating $247.4 million in new deposits;

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

•	Increased other assets largely related to:

◦	$68.0 million one-time gain recognized as a result of the fourth quarter equity method investment in Apiture, see Note 3. Unconsolidated Joint Venture for further discussion;

◦	income taxes receivable arising from investment tax credits generated by investment in solar panels classified in premises and equipment in which the Company is the lessor; and

◦	intangibles of $4.3 million generated by the first quarter acquisition of Reltco.
Cash and due from banks were $295.3 million at December 31, 2017, an increase of $57.3 million, or 24.1%, compared to $238.0 million at December 31, 2016. This increase was largely the result of the August 2017 secondary public offering which generated net proceeds of $113.1 million combined with increases in the deposit portfolio.
Total investment securities increased $22.3 million during 2017, from $71.1 million at December 31, 2016 to $93.4 million at December 31, 2017, an increase of 31.4%. The portfolio is comprised of US government agency securities, residential mortgage-backed securities and a mutual fund.

Loans held for sale increased $286.2 million, or 72.6%, during 2017, from $394.3 million at December 31, 2016 to $680.5 million at December 31, 2017. The increase was primarily the result of strong growth in loan origination activities throughout 2017 combined with the Company’s continued focus on longer duration of loan retention which has improved recurring revenues.
Loans and leases held for investment increased $436.4 million, or 48.1%, during 2017, from $907.6 million at December 31, 2016 to $1.34 billion at December 31, 2017. The increase was the result of robust loan and lease growth from loan and lease origination activities during 2017.
Premises and equipment increased $114.1 million, or 176.5%, during 2017, from $64.7 million at December 31, 2016 to $178.8 million at December 31, 2017. This increase was primarily driven by construction of a new aircraft hangar and the replacement of two older aircraft with two new ones better suited to service the Company's growing nationwide customer base and the addition of solar panels to meet leasing commitments.
Foreclosed assets decreased $367 thousand, or 22.3%, to $1.3 million at December 31, 2017, from $1.6 million at December 31, 2016. Of this decrease, $156 thousand was associated with foreclosed assets relating to portions of loans not guaranteed by the SBA.
Servicing assets increased $304 thousand, or 0.6%, during 2017 from $52.0 million at December 31, 2016 to $52.3 million at December 31, 2017. The increase in servicing assets is the result of loan sales slightly outpacing the amortization of the existing serviced portfolio.
Other assets increased $97.2 million, or 262.7%, during 2017, from $37.0 million at December 31, 2016 to $134.2 million at December 31, 2017. The increase in other assets is primarily the result of the $68.0 million equity method investment in Apiture, the recognition of $16.2 million in income taxes receivable arising from investment tax credits generated from the investment in solar panel leasing activities, and the first quarter 2017 acquisition of the nationwide title insurance business. As a result of the title insurance acquisition, other assets includes $4.3 million in intangible assets.
Total deposits were $2.26 billion at December 31, 2017, an increase of $775.2 million, or 52.2%, from $1.49 billion at December 31, 2016. The increase in deposits was driven by successful deposit initiatives to support the growth in loan originations.
Other liabilities increased $15.2 million, or 78.1%, during 2017, from $19.5 million at December 31, 2016 to $34.7 million at December 31, 2017. The increase in other liabilities was principally driven by a $11.8 million increase in deferred tax liabilities combined with an earn-out contingent liability of $1.9 million related to the acquisition of the title insurance business.
Shareholders’ equity at December 31, 2017 was $436.9 million as compared to $222.8 million at December 31, 2016. The book value per share was $10.95 at December 31, 2017 and average equity to average assets was 13.5% for 2017, compared to a book value per share of $6.51 at December 31, 2016 and average equity to average assets of 14.6% for the year ended December 31, 2016. The change in shareholders’ equity is principally the result of the issuance of 5.2 million additional common shares with net proceeds of $113.1 million and net income to common shareholders for 2017 of $100.5 million combined with stock-based compensation expense of $7.5 million and $565 thousand related to the issuance of stock in the title insurance company acquisition. These factors were partially offset by cash withheld in lieu of issuing restricted stock upon vesting of $4.9 million and by $3.8 million in dividends.
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
Loans and leases held for investment increased $627.6 million, or 224.2%, during 2016, from $280.0 million at December 31, 2015 to $907.6 million at December 31, 2016. The increase was primarily the result of the second quarter transfer of $318.8 million in unguaranteed loans from held for sale to held for investment combined with robust loan growth from loan origination activities during 2016.
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
Shareholders’ equity at December 31, 2016 was $222.8 million as compared to $199.5 million at December 31, 2015. The book value per share was $6.51 at December 31, 2016 and average equity to average assets was 14.6% for 2016, compared to a book value per share of $5.84 at December 31, 2015 and average equity to average assets of 15.5% for the year ended December 31, 2015. The increase in shareholders’ equity principally represents net income to common shareholders for 2016 of $13.8 million combined with stock based compensation expense of $12.1 million, partially offset by $2.4 million in dividends.

Loans
As of December 31, 2017 and 2016, the cumulative total outstanding principal balance of guaranteed loans sold since May 2007 totaled $2.68 billion and $2.28 billion, respectively. The Company has historically sold a significant portion of loans it originates in the secondary market while the Company continues to service the loans sold in full. As of December 31, 2017 and 2016, combined loans and leases held for investment and held for sale totaled $2.02 billion and $1.30 billion, respectively. Any loan or portion of a loan that the Company has the intent and ability to sell is carried as held for sale.
The average age of the held for sale portfolio as of December 31, 2017 was 9.0 months from origination date. Less than 10% of the current held for sale portfolio is older than two years. The majority of held for sale loans over one year old are comprised of construction loans. Construction loans typically have extended build out periods that inherently result in longer lead times between origination and the ultimate sale date. Approximately 41.5% of the held for sale portfolio is aged between one and two years. All loans classified as special mention (risk grade 5) or worse or being identified as impaired are excluded from the held for sale loan portfolio.

As of December 31, 2017 and 2016, loans and leases held for investment totaled $1.34 billion and $907.6 million, respectively. The increase in loans and leases held for investment is the result of continued growth in loan and lease originations. The following table presents the balance and associated percentage of each category of loans and leases held for investment within the loan and lease portfolio at the five most recently completed fiscal year ends. The following held for investment loan and lease tables do not include net deferred costs and discounts on SBA 7(a) and USDA unguaranteed loans. The net impact on loans and leases held for investment for net deferred costs and discounts on SBA 7(a) unguaranteed loans and leases is $(2.9) million, $(926) thousand, $23 thousand, $485 thousand, and $(757) thousand thousand as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

	2017		2016		2015		2014		2013
	Total Loans and Leases	% of Loans in Category of Total Loans and Leases	Total Loans and Leases	% of Loans in Category of Total Loans and Leases	Total Loans and Leases	% of Loans in Category of Total Loans and Leases	Total Loans and Leases	% of Loans in Category of Total Loans and Leases	Total Loans and Leases	% of Loans in Category of Total Loans and Leases
Commercial & Industrial
Agriculture	$3,274	0.24%	$1,714	0.19%	$30	0.01%	$—	—%	$—	—%
Death Care Management	13,495	1.00	9,684	1.06	4,832	1.73	3,603	1.77	1,782	1.25
Healthcare	43,301	3.21	37,270	4.10	15,240	5.44	12,319	6.06	8,739	6.15
Independent Pharmacies	99,920	7.42	83,677	9.21	41,588	14.86	34,079	16.75	24,026	16.91
Registered Investment Advisors	93,770	6.96	68,335	7.52	18,358	6.56	9,660	4.75	2,817	1.98
Veterinary Industry	46,387	3.45	38,930	4.29	21,579	7.71	20,902	10.27	19,978	14.06
Other Industries	184,903	13.73	94,836	10.44	3,230	1.15	494	0.24	17	0.01
Total	485,050	36.01	334,446	36.81	104,857	37.46	81,057	39.84	57,359	40.36
Construction & Development
Agriculture	34,188	2.54	32,372	3.56	11,351	4.05	3,910	1.92	—	—
Death Care Management	6,119	0.45	3,956	0.44	769	0.27	92	0.05	989	0.70
Healthcare	49,770	3.70	30,467	3.35	7,231	2.58	2,957	1.45	4,997	3.52
Independent Pharmacies	1,496	0.11	2,013	0.22	101	0.04	215	0.11	101	0.07
Registered Investment Advisors	376	0.03	294	0.03	378	0.13	—	—	—	—
Veterinary Industry	13,184	0.98	11,514	1.27	3,834	1.37	2,207	1.08	4,199	2.95
Other Industries	58,120	4.32	31,715	3.49	658	0.24	145	0.07	—	—
Total	163,253	12.13	112,331	12.36	24,322	8.68	9,526	4.68	10,286	7.24
Commercial Real Estate
Agriculture	46,717	3.47	5,591	0.62	1,863	0.67	259	0.13	—	—
Death Care Management	67,381	5.00	52,510	5.78	20,327	7.26	18,879	9.28	11,668	8.21
Healthcare	126,631	9.40	114,281	12.58	37,684	13.46	26,173	12.86	11,129	7.83
Independent Pharmacies	19,028	1.41	15,151	1.67	7,298	2.61	4,750	2.33	3,490	2.46
Registered Investment Advisors	11,789	0.88	11,462	1.26	2,808	1.00	2,161	1.06	171	0.12
Veterinary Industry	113,932	8.46	102,906	11.33	59,999	21.43	57,934	28.48	47,896	33.70
Other Industries	134,172	9.96	46,245	5.09	4,752	1.70	1,464	0.72	107	0.08
Total	519,650	38.58	348,146	38.33	134,731	48.13	111,620	54.86	74,461	52.40
Commercial Land
Agriculture	178,897	13.28	113,569	12.50	16,036	5.73	1,248	0.62	—	—
Total	178,897	13.28	113,569	12.50	16,036	5.73	1,248	0.62	—	—
Total Loans and Leases	$1,346,850	100.00%	$908,492	100.00%	$279,946	100.00%	$203,451	100.00%	$142,106	100.00%
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

Commercial & Industrial. Commercial & Industrial, or C&I, loans and leases increased $150.6 million, or 45.0%, from December 31, 2016 to December 31, 2017. Increases occurred in all verticals, with most of the growth occurring in the Independent Pharmacies, Registered Investment Advisors, and Other Industries verticals which increased $16.2 million, $25.4 million and $90.1 million, respectively, due to the Bank’s marketing efforts and brand recognition in these industries. The majority of the increase in the Other Industries categories was attributed to Renewable Energy, Government Contracting and Wine and Craft Beverage, with respective increases of $26.0 million, $28.8 million and $23.8 million. Real estate collateral on C&I loans is often owner occupied. The premises for industries in C&I loans tend to have either a small real estate component or the business occupies a leasehold space. Terms for C&I loans are generally ten years.
Construction & Development. Construction and Development, or C&D, loans increased $50.9 million, or 45.3%, from December 31, 2016 to December 31, 2017. The increase was also across all verticals, except Independent Pharmacies, with the majority of growth arising from increased industry emphasis on facility expansion principally in the Healthcare and Self Storage verticals which increased $19.3 million and $25.2 million, respectively. Terms for C&D loans are generally 20 to 25 years.
Commercial Real Estate. Commercial Real Estate, or CRE, loans increased $171.5 million, or 49.3%, from December 31, 2016 to December 31, 2017. All CRE verticals experienced growth in 2017, with the largest increases occurring in Agriculture and Hotels, included in Other Industries, verticals with year to year growth of $41.1 million and $69.8 million, respectively. Growth in CRE lending was largely attributed to ongoing facility expansion and acquisition activity during 2017.
Commercial Land. Commercial land loans increased $65.3 million, or 57.5%, from December 31, 2016 to December 31, 2017. Commercial land loans are solely comprised of loans within the Agriculture vertical. The growth in commercial land loans was driven by the Bank's continued expansion into the poultry segment of the Agriculture vertical.
Loan and Lease Concentration
Loan and lease concentrations may exist when there are borrowers engaged in similar activities or types of loans and leases extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions. The breakdown of total held for sale loans by industry sector is presented in the following table. The following table does not include net deferred costs and discount on SBA 7(a) unguaranteed loans. The net impact on loans held for sale for net deferred costs and discount on SBA 7(a) and USDA unguaranteed loans is $6.6 million, $4.5 million, $3.2 million, $3.1 million, and $475 thousand as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

	At December 31, 2017			At December 31, 2016			At December 31, 2015			At December 31, 2014			At December 31, 2013
	Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk
	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total
Commercial & Industrial
Agriculture	$—	$2,276	$2,276	$—	$1,248	$1,248	$171	$51	$222	$—	$—	$—	$—	$—	$—
Death Care Management	—	4,619	4,619	—	841	841	3,483	556	4,039	2,312	2,855	5,167	1,166	2,740	3,906
Healthcare	—	22,540	22,540	—	5,061	5,061	13,728	2,046	15,774	5,250	4,979	10,229	3,404	2,866	6,270
Independent Pharmacies	—	2,357	2,357	—	2,930	2,930	29,903	2,833	32,736	24,513	6,696	31,209	13,272	8,058	21,330
Registered Investment Advisors	—	12,201	12,201	—	10,360	10,360	17,537	5,087	22,624	9,471	5,667	15,138	3,355	2,719	6,074
Veterinary Industry	—	17,820	17,820	—	5,639	5,639	12,894	2,838	15,732	9,301	5,744	15,045	9,800	3,202	13,002
Other Industries	—	67,719	67,719	—	32,121	32,121	8,774	6,624	15,398	1,500	963	2,463	1,026	131	1,157
Total	—	129,532	129,532	—	58,200	58,200	86,490	20,035	106,525	52,347	26,904	79,251	32,023	19,716	51,739
Construction & Development
Agriculture	—	81,902	81,902	—	96,028	96,028	17,005	83,949	100,954	2,246	11,230	13,476	—	—	—
Death Care Management	—	12,278	12,278	—	10,299	10,299	1,698	5,778	7,476	36	179	215	1,374	5,235	6,609
Healthcare	—	130,154	130,154	—	73,596	73,596	11,469	54,374	65,843	1,764	8,695	10,459	6,493	26,427	32,920
Independent Pharmacies	—	4,489	4,489	—	6,041	6,041	152	760	912	—	—	—	151	158	309
Registered Investment Advisors	—	1,128	1,128	—	881	881	567	2,835	3,402	—	—	—	—	—	—
Veterinary Industry	—	31,038	31,038	—	21,377	21,377	3,900	19,360	23,260	1,677	8,385	10,062	4,177	13,110	17,287
Other Industries	—	120,990	120,990	—	38,698	38,698	1,590	4,934	6,524	16	79	95	—	—	—
Total	—	381,979	381,979	—	246,920	246,920	36,381	171,990	208,371	5,739	28,568	34,307	12,195	44,930	57,125
Commercial Real Estate
Agriculture	—	47,001	47,001	—	—	—	2,794	6,455	9,249	1,809	9,043	10,852	—	—	—
Death Care Management	—	10,487	10,487	—	3,336	3,336	17,808	1,971	19,779	15,572	4,744	20,316	12,015	3,528	15,543
Healthcare	—	25,255	25,255	—	12,224	12,224	34,749	10,974	45,723	24,668	33,787	58,455	6,173	1,822	7,995
Independent Pharmacies	—	975	975	—	1,996	1,996	5,661	2,325	7,986	5,082	3,155	8,237	3,528	—	3,528
Registered Investment Advisors	—	222	222	—	1,186	1,186	2,205	—	2,205	2,731	2,464	5,195	220	109	329
Veterinary Industry	—	15,145	15,145	—	8,039	8,039	32,025	1,690	33,715	26,237	22,932	49,169	18,088	3,932	22,020
Other Industries	—	34,021	34,021	—	8,333	8,333	9,880	1,104	10,984	2,865	1,818	4,683	684	—	684
Total	—	133,106	133,106	—	35,114	35,114	105,122	24,519	129,641	78,964	77,943	156,907	40,708	9,391	50,099
Commercial Land
Agriculture	—	29,258	29,258	—	49,519	49,519	24,382	8,529	32,911	5,472	16,121	21,593	—	—	—
Total	—	29,258	29,258	—	49,519	49,519	24,382	8,529	32,911	5,472	16,121	21,593	—	—	—
Total	$—	$673,875	$673,875	$—	$389,753	$389,753	$252,375	$225,073	$477,448	$142,522	$149,536	$292,058	$84,926	$74,037	$158,963

Whenever a loan held for sale exhibits credit quality issues (i.e., the loan is on nonaccrual, downgraded to special mention, risk grade 5, or greater) it is transferred to loans and leases held for investment. Accordingly, all loans and leases experiencing charge-offs are classified as held for investment. For loans and leases transferred from held for sale to held for investment during the twelve months ended December 31, 2017 and 2016 there have been no charge offs and $1.1 million in charge offs, respectively. For loans transferred from held for investment to held for sale during the twelve months ended December 31, 2017 and 2016 there have been no charge offs. As of December 31, 2017 and 2016, there were no loans or leases classified as held for sale which were identified as being impaired or on nonaccrual status.
The following table presents total held-for-investment loans and leases by industry sector:

	At December 31, 2017			At December 31, 2016			At December 31, 2015			At December 31, 2014			At December 31, 2013
	Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk
	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total
Commercial & Industrial
Agriculture	$2,942	$332	$3,274	$1,556	$158	$1,714	$30	$—	$30	$—	$—	$—	$—	$—	$—
Death Care Management	13,295	200	13,495	9,403	281	9,684	4,832	—	4,832	3,603	—	3,603	1,782	—	1,782
Healthcare	39,123	4,178	43,301	31,791	5,479	37,270	11,900	3,340	15,240	8,779	3,540	12,319	7,164	1,575	8,739
Independent Pharmacies	91,982	7,938	99,920	78,953	4,724	83,677	40,025	1,563	41,588	31,686	2,393	34,079	24,026	—	24,026
Registered Investment Advisors	93,321	449	93,770	67,914	421	68,335	18,358	—	18,358	9,660	—	9,660	2,817	—	2,817
Veterinary Industry	43,371	3,016	46,387	35,981	2,949	38,930	19,247	2,332	21,579	17,406	3,496	20,902	16,444	3,534	19,978
Other Industries	184,393	510	184,903	94,436	400	94,836	3,124	106	3,230	373	121	494	17	—	17
Total	468,427	16,623	485,050	320,034	14,412	334,446	97,516	7,341	104,857	71,507	9,550	81,057	52,250	5,109	57,359
Construction & Development
Agriculture	30,224	3,964	34,188	32,139	233	32,372	11,233	118	11,351	3,910	—	3,910	—	—	—
Death Care Management	6,119	—	6,119	3,956	—	3,956	769	—	769	92	—	92	989	—	989
Healthcare	48,302	1,468	49,770	30,467	—	30,467	7,231	—	7,231	2,957	—	2,957	4,997	—	4,997
Independent Pharmacies	1,496	—	1,496	2,013	—	2,013	101	—	101	215	—	215	101	—	101
Registered Investment Advisors	376	—	376	294	—	294	378	—	378	—	—	—	—	—	—
Veterinary Industry	13,184	—	13,184	10,173	1,341	11,514	3,296	538	3,834	2,207	—	2,207	4,199	—	4,199
Other Industries	58,120	—	58,120	31,715	—	31,715	658	—	658	145	—	145	—	—	—
Total	157,821	5,432	163,253	110,757	1,574	112,331	23,666	656	24,322	9,526	—	9,526	10,286	—	10,286
Commercial Real Estate
Agriculture	30,871	15,846	46,717	5,591	—	5,591	1,863	—	1,863	259	—	259	—	—	—
Death Care Management	65,836	1,545	67,381	50,918	1,592	52,510	19,037	1,290	20,327	17,354	1,525	18,879	11,668	—	11,668
Healthcare	121,635	4,996	126,631	106,924	7,357	114,281	36,885	799	37,684	24,254	1,919	26,173	10,329	800	11,129
Independent Pharmacies	17,466	1,562	19,028	15,151	—	15,151	7,298	—	7,298	4,750	—	4,750	3,490	—	3,490
Registered Investment Advisors	11,789	—	11,789	11,462	—	11,462	2,808	—	2,808	2,161	—	2,161	171	—	171
Veterinary Industry	103,303	10,629	113,932	94,081	8,825	102,906	52,911	7,088	59,999	49,903	8,031	57,934	41,387	6,509	47,896
Other Industries	133,263	909	134,172	45,997	248	46,245	4,752	—	4,752	1,177	287	1,464	107	—	107
Total	484,163	35,487	519,650	330,124	18,022	348,146	125,554	9,177	134,731	99,858	11,762	111,620	67,152	7,309	74,461
Commercial Land
Agriculture	136,752	42,145	178,897	109,918	3,651	113,569	16,036	—	16,036	1,248	—	1,248	—	—	—
Total	136,752	42,145	178,897	109,918	3,651	113,569	16,036	—	16,036	1,248	—	1,248	—	—	—
Total	$1,247,163	$99,687	$1,346,850	$870,833	$37,659	$908,492	$262,772	$17,174	$279,946	$182,139	$21,312	$203,451	$129,688	$12,418	$142,106

Loans and leases held for investment generally consist of unguaranteed loan and lease balances, loans and leases classified as special mention (Risk Grade 5) or worse and those identified as impaired. At December 31, 2017, total guaranteed loans and leases held for investment classified as special mention or worse was $34.7 million with $19.9 million on a non-accrual basis. Of total guaranteed loans and leases held for investment at December 31, 2016, $29.0 million was classified as special mention or worse with $19.0 million on a non-accrual basis. Presently, the Company classifies the guaranteed portion of all performing loans as held for sale.
Agriculture loans and leases represent the largest vertical at $263.1 million, or 19.5%, of the total held for investment balance at December 31, 2017. From May 2007 through December 31, 2017, the Bank originated $1.01 billion loans and leases to small business professionals in the Agriculture vertical with $782.6 million in outstanding principal remaining in the servicing portfolio and $423.5 million on book. Loans and leases to healthcare professionals represent the second largest vertical at $219.7 million, or 16.3%, of the total held for investment balance. From inception in May 2007 through December 31, 2017, the Company originated $1.31 billion of loans and leases to small business professionals in the Healthcare vertical, with $870.1 million in outstanding principal remaining in the servicing portfolio and $397.7 million on book. Veterinary loans and leases represent the third largest vertical at $173.5 million, or 12.9%, of the total held for investment balance. The Veterinary vertical was the original vertical and formed the basis of the Company’s existing model. From May 2007 through December 31, 2017, the Bank originated $1.46 billion loans and leases to small business professionals in the Veterinary vertical with $798.3 million in outstanding principal remaining in the servicing portfolio and $237.5 million remaining on the balance sheet. Loans and leases to Independent Pharmacies represent the fourth largest vertical at $120.4 million, or 8.9%, of the total held for investment balance. From May 2007 through December 31, 2017, the Bank originated $841.7 million loans and leases to small business professionals in the Pharmacy vertical with $530.9 million in outstanding principal remaining in the servicing portfolio and $128.3 million on book.
The Company believes the risk associated with industry concentration is mitigated by the geographical diversity of the overall loan and lease portfolio with loans and leases originated in each of the fifty U.S. states and certain U.S. territories. Additionally, the Company has demonstrated the ability to expand lending activities into selected new verticals and intends to continue this expansion in the future. To the extent that the Company is successful in expanding into new verticals, the Company believes any risk related to concentration within any one industry will be further mitigated.
The maximum loan size under the SBA 7(a) and USDA REAP and B&I programs is $5.0 million and $25.0 million, respectively. At December 31, 2017, no single SBA or USDA loan had an outstanding borrower principal balance greater than $5.0 million and $25.0 million, respectively. The average loan size at origination for the Company’s entire portfolio in its chosen industries in 2017 was $1.2 million, and the average original lease receivable was $152 thousand. At December 31, 2017, the average outstanding balance per loan was approximately $332 thousand, and the average outstanding balance per lease was $141 thousand. The outstanding principal balance of the full loan and lease portfolio, including those serviced for others, totaled $4.92 billion of which $1.34 billion was held for investment.
Loan and Lease Maturity
As of December 31, 2017, $4.52 billion, or 92.0%, of the total outstanding principal loans and leases, including those serviced for others, were variable rate loans that adjust at specified dates based on the prime lending rate or other variable indices. As of December 31, 2017, $3.47 billion, or 70.6%, of total outstanding principal loans and leases were variable rate loans that adjust on either a calendar monthly or calendar quarterly basis using the prime lending rate or other variable indices. At December 31, 2017, 93.5%, or $1.90 billion, of the combined held for sale and held for investment loan and lease portfolio was comprised of variable rate loans. At December 31, 2017, $72.9 million, or 5.4%, of the held for investment balance matures in less than five years. Loans and leases maturing in greater than five years total $1.27 billion of the total $1.34 billion. The variable rate portion of the total held for investment loans and leases is 91.6%, which reflects the Company’s strategy to minimize interest rate risk through the use of variable rate products.

	At December 31, 2017
	Remaining Contractual Maturity of Total Held for Investment Loans and Leases (Excluding net deferred costs and discount on SBA 7(a) and USDA unguaranteed loans)
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed rate loans and leases:
Commercial & Industrial
Agriculture	$807	$44	$—	$851
Death Care Management	—	230	3,290	3,520
Healthcare	—	—	3,912	3,912
Independent Pharmacies	—	353	3,454	3,807
Registered Investment Advisors	—	1,163	6,204	7,367
Veterinary Industry	—	165	5,048	5,213
Other Industries	15,261	1,195	17,618	34,074
Total	16,068	3,150	39,526	58,744
Construction & Development
Agriculture	213	2	—	215
Death Care Management	—	—	351	351
Healthcare	—	—	166	166
Independent Pharmacies	—	—	—	—
Registered Investment Advisors	—	—	89	89
Veterinary Industry	—	—	—	—
Other Industries	—	—	—	—
Total	213	2	606	821
Commercial Real Estate
Agriculture	—	17	—	17
Death Care Management	—	—	11,497	11,497
Healthcare	—	—	17,456	17,456
Independent Pharmacies	—	—	—	—
Registered Investment Advisors	—	—	1,030	1,030
Veterinary Industry	—	—	9,049	9,049
Other Industries	—	525	7,513	8,038
Total	—	542	46,545	47,087
Commercial Land
Agriculture	27	312	5,763	6,102
Total	27	312	5,763	6,102
Total fixed rate loans and leases	16,308	4,006	92,440	112,754
Variable rate loans and leases:
Commercial & Industrial
Agriculture	702	316	1,405	2,423
Death Care Management	101	339	9,535	9,975
Healthcare	397	626	38,366	39,389
Independent Pharmacies	12	6,854	89,247	96,113
Registered Investment Advisors	—	4,830	81,573	86,403
Veterinary Industry	526	2,097	38,551	41,174
Other Industries	4,990	18,356	127,483	150,829
Total	6,728	33,418	386,160	426,306
Construction & Development
Agriculture	—	—	33,973	33,973
Death Care Management	—	2,010	3,758	5,768
Healthcare	—	—	49,604	49,604
Independent Pharmacies	—	—	1,496	1,496
Registered Investment Advisors	—	—	287	287
Veterinary Industry	—	—	13,184	13,184
Other Industries	1,173	—	56,947	58,120
Total	1,173	2,010	159,249	162,432
Commercial Real Estate
Agriculture	—	—	46,700	46,700
Death Care Management	1,200	1,499	53,185	55,884
Healthcare	—	866	108,309	109,175
Independent Pharmacies	266	37	18,725	19,028
Registered Investment Advisors	—	—	10,759	10,759

	At December 31, 2017
	Remaining Contractual Maturity of Total Held for Investment Loans and Leases (Excluding net deferred costs and discount on SBA 7(a) and USDA unguaranteed loans)
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Veterinary Industry	1,301	869	102,713	104,883
Other Industries	1,335	1,744	123,055	126,134
Total	4,102	5,015	463,446	472,563
Commercial Land
Agriculture	—	125	172,670	172,795
Total	—	125	172,670	172,795
Total variable rate loans and leases	12,003	40,568	1,181,525	1,234,096
Total	$28,311	$44,574	$1,273,965	$1,346,850
Asset Quality
Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Audit & Risk Committee of the Board of Directors.
Nonperforming Assets
The Bank places loans and leases on nonaccrual status when they become 90 days past due as to principal or interest payments, or prior to that if management has determined based upon current information available to it that the timely collection of principal or interest is not probable. When a loan or lease is placed on nonaccrual status, any interest previously accrued as income but not actually collected is reversed and recorded as a reduction of loan or lease interest and fee income. Typically, collections of interest and principal received on a nonaccrual loan or lease are applied to the outstanding principal as determined at the time of collection of the loan or lease.
Troubled debt restructurings occur when, because of economic or legal reasons pertaining to the debtor’s financial difficulties, debtors are granted concessions that would not otherwise be considered. Such concessions would include, but are not limited to, a modification of terms such as a reduction of the interest rate below the current market rate for a loan or lease with similar risk characteristics or the waiving of certain financial covenants without corresponding offsetting compensation or additional support.

The following table provides information with respect to nonperforming assets and troubled debt restructurings at the dates indicated.

	2017	2016	2015	2014	2013
Nonaccrual loans:
Total nonperforming loans (all on nonaccrual)	$23,480	$23,781	$12,367	$18,692	$8,697
Total accruing loans past due 90 days or more	—	—	—	—	—
Foreclosed assets	1,281	1,648	2,666	1,084	773
Total troubled debt restructurings	10,223	9,856	11,021	10,611	9,736
Less nonaccrual troubled debt restructurings	(8,129)	(7,688)	(8,814)	(9,805)	(5,781)
Total performing troubled debt restructurings	2,094	2,168	2,207	806	3,955
Total nonperforming assets and troubled debt restructurings	$26,855	$27,597	$17,240	$20,582	$13,425
Total nonperforming loans to total loans and leases held for investment	1.75%	2.62%	4.42%	9.17%	6.15%
Total nonperforming loans to total assets	0.85%	1.36%	1.17%	2.78%	2.02%
Total nonperforming assets and troubled debt restructurings to total assets	0.97%	1.57%	1.64%	3.06%	3.12%

	2017	2016	2015	2014	2013
Nonaccrual loans guaranteed by U.S. government:
Total nonperforming loans guaranteed by the SBA (all on nonaccrual)	$19,870	$18,997	$10,330	$15,555	$6,983
Total accruing loans past due 90 days or more guaranteed by the SBA	—	—	—	—	—
Foreclosed assets guaranteed by the SBA	1,191	1,402	2,293	713	432
Total troubled debt restructurings guaranteed by the SBA	7,178	6,723	7,710	8,433	6,139
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(7,099)	(6,602)	(7,550)	(8,433)	(4,814)
Total performing troubled debt restructurings guaranteed by SBA	79	121	160	—	1,325
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$21,140	$20,520	$12,783	$16,268	$8,740
Total nonperforming loans not guaranteed by the SBA to total held for investment loans and leases	0.27%	0.53%	0.73%	1.54%	1.21%
Total nonperforming loans not guaranteed by the SBA to total assets	0.13%	0.27%	0.19%	0.47%	0.40%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.21%	0.40%	0.42%	0.64%	1.09%
Total nonperforming assets and troubled debt restructurings at December 31, 2017 were $26.9 million, which represented a $742 thousand, or 2.7%, decrease from December 31, 2016. Total nonperforming assets at December 31, 2017 were composed of $23.5 million in nonaccrual loans and $1.3 million of foreclosed assets. Of the $26.9 million of nonperforming assets, $21.1 million carried an SBA guarantee, leaving an unguaranteed exposure of $5.7 million in total nonperforming assets at December 31, 2017. The unguaranteed exposure in total nonperforming assets at December 31, 2016 was $7.1 million. Unguaranteed exposure relating to nonperforming assets at December 31, 2017 decreased by $1.4 million, or 19.2%, compared to December 31, 2016.
As a percentage of the Bank’s total capital, nonperforming loans represented 7.8% at December 31, 2017, compared to nonperforming loans of 15.3% of the Bank’s total capital at December 31, 2016. It is management's belief that the greater magnitude of risk resides in the unguaranteed portion of nonperforming loans. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans as a percent of the Bank’s total capital the ratios at December 31, 2017 and December 31, 2016 were 1.2% and 3.1%, respectively.

As of December 31, 2017 and 2016, potential problem loans and leases and impaired loans and leases totaled $76.8 million and $64.1 million, respectively. Risk Grades 5 through 8 represent the spectrum of criticized and impaired loans and leases. At December 31, 2017, the portion of criticized loans and leases guaranteed by the SBA or USDA totaled $34.7 million resulting in unguaranteed exposure risk of $42.1 million, or 3.4% of total held for investment unguaranteed exposure. This compares to total criticized and impaired loans and leases of $64.1 million at December 31, 2016, of which $29.0 million was guaranteed by the SBA or USDA. Loans and leases in the Healthcare and Veterinary industries, two of our largest verticals, comprise the largest portion of the total potential problem and impaired loans and leases at 30.0% and 27.3%, respectively. As of December 31, 2016, potential problem and impaired loans and leases were comprised of 30.8% and 32.9% in Healthcare and Veterinary Industry verticals, respectively. The majority of the impaired loans and leases in the Veterinary Industry were originated prior to 2010. The Company believes that its underwriting and credit quality standards have improved as the business has matured. No systemic issues were identified in the year over year increase in potential problem and impaired loans and leases which were comprised of a relatively small number of borrowers in our most mature verticals.
The Bank does not classify loans and leases that experience insignificant payment delays and payment shortfalls as impaired. The Bank considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short term issues. In all cases, credit will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term. To date, the only types of short term modifications the Bank has given are payment deferral and interest only extensions. The Bank does not typically alter the rate or lengthen the amortization of the note due to insignificant payment delays. Short term modifications are not classified as troubled debt restructurings, or TDRs, because they do not meet the definition set by the applicable FDIC and accounting standards.
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as criticized, Risk Grade 5. For example, at December 31, 2017 and 2016, Risk Grade 5 loans and leases totaled $37.0 million and $32.1 million, respectively. The increase in Risk Grade 5 loans and leases from December 31, 2016 to 2017 was principally confined to two or our more seasoned verticals; Healthcare ($5.1 million) and Agriculture ($3.6 million); these increases were offset by decreases in Veterinary ($3.1 million) and Independent Pharmacies ($1.1 million). The underlying cause of the increase in Risk Grade 5 loans and leases from December 31, 2016 to 2017 was ongoing maturity of larger existing verticals.  At December 31, 2017, approximately 99.9% of loans and leases classified as Risk Grade 5 are performing with no current payments past due. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan and lease portfolio, and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan and lease portfolio.
Interest income that would have been recorded for the years ended December 31, 2017, 2016 and 2015 had nonaccrual loans and leases been current throughout the period amounted to $1.1 million, $622 thousand, and $794 thousand, respectively.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses (“ALLL”), a material estimate which could change significantly in the near-term in the event of rapidly deteriorating credit quality, is established through a provision for loan and lease losses charged to earnings to account for losses that are inherent in the loan and lease portfolio and estimated to occur, and is maintained at a level that management considers appropriate to absorb losses in the loan and lease portfolio. Loan and lease losses are charged against the ALLL when management believes that the collectability of the principal loan or lease balance is unlikely. Subsequent recoveries, if any, are credited to the ALLL when received.
Judgment in determining the adequacy of the ALLL is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and as situations and information change.
The ALLL is evaluated on a quarterly basis by management and takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases and current economic conditions and trends that may affect borrowers' ability to repay.

Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the ALLL, set forth in accounting principles generally accepted in the United States of America (“GAAP”). Methodology for determining the ALLL is generally based on GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The ALLL is determined by the sum of three separate components: (i) the impaired loan or lease component, which addresses specific reserves for impaired loans and leases; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans and leases; and (iii) an unallocated reserve component (if any) based on management’s judgment and experience. The loan and lease pools and impaired loans and leases are mutually exclusive; any loan or lease that is impaired should be excluded from its homogenous pool for purposes of that pool’s reserve calculation, regardless of the level of impairment.
During the second quarter of 2016, the Company implemented enhancements to the methodology for estimating the allowance for loan and lease losses, including refinements to the measurement of qualitative factors in the estimation process. Management believes these enhancements will improve the precision of the process for estimating the allowance. These revisions resulted in a $390 thousand reduction in the provision for loan and lease losses during the second quarter of 2016.
The ALLL of $18.2 million at December 31, 2016 increased by $6.0 million, or 32.8%, to $24.2 million at December 31, 2017. The ALLL, as a percentage of loans and leases held for investment, amounted to 1.8% at December 31, 2017 and 2.0% at December 31, 2016. The increase in the allowance for loan and lease losses was largely attributable to continued growth in the loan and lease portfolio and charge-off experience, as addressed in the Provision for Loan and Lease Losses section of Results of Operations. General reserves as a percentage of non-impaired loans and leases amounted to 1.62% at December 31, 2017 as compared to 1.70% at December 31, 2016. See the aforementioned Provision for Loan and Lease Losses section of earlier Results of Operations section of this Report for a discussion of the Company's charge-off experience.
Actual past due loans and leases and loan and lease charge-offs have increased as the portfolios of mature verticals continue to season. Management continues to work to improve asset quality. Management believes the ALLL of $24.2 million at December 31, 2017 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan and lease losses in future periods will not exceed the current ALLL or that future increases in the ALLL will not be required. No assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ALLL, thus adversely affecting the Company’s operating results. Additional information on the ALLL is presented in Note 5 to the consolidated financial statements included with this Report.

The following table sets forth the breakdown of the allowance for loan and lease losses by loan and lease category at the dates indicated.

	2017				2016				2015
	Allowance	Total Loans and Leases	% of Total Allowance	% of Loans and Leases in Category of Total Loans and Leases	Allowance	Total Loans and Leases	% of Total Allowance	% of Loans and Leases in Category of Total Loans and Leases	Allowance	Total Loans and Leases	% of Total Allowance	% of Loans and Leases in Category of Total Loans and Leases
Commercial & Industrial
Agriculture	$56	$3,274	0.23%	0.24%	$33	$1,714	0.18%	0.19%	$5	$30	0.07%	0.01%
Death Care Management	47	13,495	0.20	1.00	40	9,684	0.22	1.06	31	4,832	0.42	1.72
Healthcare	2,030	43,301	8.39	3.21	1,922	37,270	10.56	4.10	684	15,240	9.22	5.44
Independent Pharmacies	1,694	99,920	7.00	7.42	873	83,677	4.79	9.21	724	41,588	9.76	14.86
Registered Investment Advisors	1,234	93,770	5.10	6.96	1,907	68,335	10.47	7.52	220	18,358	2.97	6.56
Veterinary Industry	632	46,387	2.61	3.45	834	38,930	4.58	4.29	555	21,579	7.48	7.71
Other Industries	5,058	184,903	20.91	13.73	2,804	94,836	15.40	10.44	547	3,230	7.38	1.15
Total	10,751	485,050	44.44	36.01	8,413	334,446	46.20	36.81	2,766	104,857	37.30	37.45
Construction & Development
Agriculture	494	34,188	2.04	2.54	635	32,372	3.49	3.56	811	11,351	10.94	4.05
Death Care Management	15	6,119	0.06	0.45	14	3,956	0.08	0.44	9	769	0.12	0.27
Healthcare	359	49,770	1.48	3.70	122	30,467	0.67	3.35	152	7,231	2.05	2.58
Independent Pharmacies	5	1,496	0.02	0.11	7	2,013	0.04	0.22	1	101	0.01	0.04
Registered Investment Advisors	1	376	0.01	0.03	6	294	0.03	0.03	7	378	0.09	0.14
Veterinary Industry	46	13,184	0.19	0.98	59	11,514	0.32	1.27	29	3,834	0.39	1.37
Other Industries	1,110	58,120	4.59	4.32	850	31,715	4.67	3.49	55	658	0.74	0.24
Total	2,030	163,253	8.39	12.13	1,693	112,331	9.30	12.36	1,064	24,322	14.34	8.69
Commercial Real Estate
Agriculture	484	46,717	2.00	3.47	108	5,591	0.59	0.62	129	1,863	1.74	0.67
Death Care Management	612	67,381	2.53	5.00	410	52,510	2.25	5.78	99	20,327	1.34	7.26
Healthcare	1,128	126,631	4.67	9.40	693	114,281	3.81	12.58	561	37,684	7.57	13.46
Independent Pharmacies	425	19,028	1.76	1.41	434	15,151	2.38	1.67	33	7,298	0.45	2.61
Registered Investment Advisors	50	11,789	0.21	0.88	220	11,462	1.21	1.26	30	2,808	0.40	1.00
Veterinary Industry	2,470	113,932	10.21	8.46	2,230	102,906	12.25	11.33	1,302	59,999	17.56	21.43
Other Industries	4,011	134,172	16.58	9.96	1,802	46,245	9.90	5.09	332	4,752	4.48	1.70
Total	9,180	519,650	37.96	38.58	5,897	348,146	32.39	38.33	2,486	134,731	33.54	48.13
Commercial Land
Agriculture	2,229	178,897	9.21	13.28	2,206	113,569	12.11	12.50	1,099	16,036	14.82	5.73
Total	2,229	178,897	9.21	13.28	2,206	113,569	12.11	12.50	1,099	16,036	14.82	5.73
Total	$24,190	$1,346,850	100.00%	100.00%	$18,209	$908,492	100.00%	100.00%	$7,415	$279,946	100.00%	100.00%

	2014				2013
	Allowance	Total Loans and Leases	% of Total Allowance	% of Loans and Leases in Category of Total Loans and Leases	Allowance	Total Loans and Leases	% of Total Allowance	% of Loans and Leases in Category of Total Loans and Leases
Commercial & Industrial
Agriculture	$—	$—	—%	—%	$—	$—	—%	—%
Death Care Management	2	3,603	0.05	1.77	2	1,782	0.07	1.25
Healthcare	875	12,319	19.85	6.06	334	8,739	12.27	6.15
Independent Pharmacies	336	34,079	7.62	16.75	132	24,026	4.85	16.91
Registered Investment Advisors	7	9,660	0.16	4.75	74	2,817	2.72	1.98
Veterinary Industry	114	20,902	2.59	10.27	304	19,978	11.16	14.06
Other Industries	35	494	0.79	0.24	16	17	0.59	0.01
Total	1,369	81,057	31.06	39.84	862	57,359	31.66	40.36
Construction & Development
Agriculture	362	3,910	8.21	1.92	—	—	—	—
Death Care Management	1	92	0.02	0.05	10	989	0.37	0.70
Healthcare	145	2,957	3.29	1.45	242	4,997	8.89	3.52
Independent Pharmacies	4	215	0.09	0.11	2	101	0.07	0.07
Registered Investment Advisors	—	—	—	—	—	—	—	—
Veterinary Industry	27	2,207	0.61	1.09	96	4,199	3.52	2.95
Other Industries	47	145	1.07	0.07	—	—	—	—
Total	586	9,526	13.29	4.69	350	10,286	12.85	7.24
Commercial Real Estate
Agriculture	25	259	0.57	0.13	—	—	—	—
Death Care Management	77	18,879	1.75	9.28	60	11,668	2.20	8.21
Healthcare	794	26,173	18.02	12.86	320	11,129	11.75	7.83
Independent Pharmacies	32	4,750	0.73	2.33	54	3,490	1.98	2.46
Registered Investment Advisors	—	2,161	—	1.06	4	171	0.15	0.12
Veterinary Industry	1,122	57,934	25.46	28.48	965	47,896	35.44	33.70
Other Industries	241	1,464	5.47	0.72	108	107	3.97	0.08
Total	2,291	111,620	52.00	54.86	1,511	74,461	55.49	52.40
Commercial Land
Agriculture	161	1,248	3.65	0.61	—	—	—	—
Total	161	1,248	3.65	0.61	—	—	—	—
Total	$4,407	$203,451	100.00%	100.00%	$2,723	$142,106	100.00%	100.00%

Analysis of Loan and Lease Loss Experience. The following table sets forth an analysis of the allowance for loan and lease losses for the years indicated.

	2017	2016	2015	2014	2013
Allowance for Loan and Lease Losses:
Beginning Balance	$18,209	$7,415	$4,407	$2,723	$5,108
Provision	9,536	12,536	3,806	2,793	(858)
Charge-offs:
Commercial & Industrial
Healthcare	(1,367)	(1,137)	(44)	(209)	(419)
Independent Pharmacies	(882)	(6)	(274)	(294)	—
Registered Investment Advisors	(236)	—	—	—	—
Veterinary Industry	(132)	(321)	(660)	(195)	(269)
Total	(2,617)	(1,464)	(978)	(698)	(688)
Commercial Real Estate
Death Care Management	—	—	—	(135)	—
Healthcare	(14)	—	(29)	(25)	(76)
Independent Pharmacies	(541)	—	—	—	—
Veterinary Industry	(622)	(707)	(135)	(263)	(819)
Other Industries	—	—	—	(92)	(365)
Total	(1,177)	(707)	(164)	(515)	(1,260)
Commercial Land
Agriculture	(58)	(63)	—	—	—
Total	(58)	(63)	—	—	—
Total charge-offs	(3,852)	(2,234)	(1,142)	(1,213)	(1,948)
Recoveries:
Commercial & Industrial
Healthcare	79	104	126	17	2
Independent Pharmacies	3	40	70	—	—
Veterinary Industry	19	342	17	15	25
Total	101	486	213	32	27
Commercial Real Estate
Independent Pharmacies	170	—	—	—	—
Veterinary Industry	21	6	131	72	32
Other Industries	—	—	—	—	1
Total	191	6	131	72	33
Commercial Land
Agriculture	5	—	—	—	—
Total	5	—	—	—	—
Total recoveries	297	492	344	104	60
Net transfer to loans held for sale	—	—	—	—	361
Ending Balance	$24,190	$18,209	$7,415	$4,407	$2,723

Investment Securities
Investment securities totaled $93.4 million at December 31, 2017, an increase of $22.3 million, or 31.4%, compared to $71.1 million at December 31, 2016. The increase in the investment portfolio for 2017 was primarily related to purchases of $16.0 million in mortgage-backed securities for purposes of complying with the Community Reinvestment Act and purchases of $12.1 million in mortgage-backed securities to increase cashflow and yield. In addition, the Company purchased $14.9 million in US government agencies to replace $10.0 million of maturities in US government agency securities. There was also $78 thousand of dividend reinvestment in the 504 Fund mutual fund during 2017.
The investment securities portfolio consists entirely of available-for-sale securities. The Company purchases securities for the investment securities portfolio to manage interest rate risk, ensure a stable source of liquidity and to provide a steady source of income in excess of cost of funds.
The following table sets forth the amortized cost and fair values of the securities portfolio at the dates indicated.

	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
US government agencies	$22,778	$22,624	$17,803	$17,823	$21,992	$22,068
Residential mortgage-backed securities	70,167	68,696	52,301	51,273	30,131	29,758
Mutual fund	2,090	2,035	2,012	1,960	1,951	1,936
Total available-for-sale	$95,035	$93,355	$72,116	$71,056	$54,074	$53,762
Total securities	$95,035	$93,355	$72,116	$71,056	$54,074	$53,762
The $93.4 million of US government agencies, residential mortgage-backed securities and mutual fund in the investment portfolio as of December 31, 2017 was spread across seven different issuers. There are forty-two unique securities that have an average fair value of $2.2 million, with the largest single security having a fair value of $6.2 million as of December 31, 2017.
At December 31, 2017, the duration of the overall available-for-sale securities portfolio, excluding the mutual fund, was approximately 6.21 years.
The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2017. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges excluding mutual funds. These repricing schedules are not reflected in the tables below.

		Within One Year		After One to Five Years		After Five to Ten Years		After Ten Years
	Total Amortized Cost	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Available-for-sale securities:
US government securities	$22,778	$6,323	1.32%	$16,455	1.69%	$—	—%	$—	—%
Residential mortgage-backed securities	70,167	—	—	—	—	6,815	2.40	63,352	3.18
Total available-for-sale securities	$92,945	$6,323	1.32%	$16,455	1.69%	$6,815	2.40%	$63,352	3.18%
Total securities	$92,945	$6,323	1.32%	$16,455	1.69%	$6,815	2.40%	$63,352	3.18%

Deposits
The following table sets forth the composition of deposits.

	2017		2016		2015
	Total	Percent	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$57,868	2.56%	$27,990	1.88%	$21,502	2.67%
Interest-bearing deposits:
Interest-bearing checking	36,978	1.64	27,402	1.85	7,937	0.99
Money market	188,146	8.32	489,978	32.99	367,573	45.67
Savings	696,989	30.84	—	—	—	—
Time deposits	1,280,282	56.64	939,706	63.28	407,776	50.67
Total	2,202,395	97.44	1,457,086	98.12	783,286	97.33
Total period end deposits	$2,260,263	100.00%	$1,485,076	100.00%	$804,788	100.00%

	2017			2016			2015
	Total	Percent	Average Rate	Total	Percent	Average Rate	Total	Percent	Average Rate
Average:
Noninterest-bearing demand deposits	$40,831	2.21%	—%	$21,665	1.84%	—%	$15,131	2.12%	—%
Interest-bearing deposits:
Interest-bearing checking	39,213	2.12	0.65	20,410	1.73	0.57	6,604	0.93	0.59
Money market	413,648	22.38	0.98	423,035	35.93	0.76	347,429	48.74	0.73
Savings	193,083	10.45	1.39	—	—	—	—	—	—
Time deposits	1,161,651	62.84	1.48	712,327	60.50	1.45	343,625	48.21	1.39
Total average deposits	$1,848,426	100.00%	1.34%	$1,177,437	100.00%	1.18%	$712,789	100.00%	1.06%
Deposits increased to $2.26 billion at December 31, 2017 from $1.49 billion at December 31, 2016, an increase of $775.2 million, or 52.2%. This increase was primarily due to the growth of the Company’s customer base in the new savings product, enhanced by a nationwide marketing campaign with attractive rates. Noninterest-bearing deposits increased $29.9 million, or 106.7%, during this period, and interest-bearing deposits increased $745.3 million, or 51.2%, during the same period. The growth in accounts during 2017 was primarily in savings and time deposits, although noninterest-bearing checking increased significantly, primarily through increased trust account deposits. Long-term wholesale funding contributed to the time deposit increases.
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
At December 31, 2017, the aggregate balance of time deposit accounts individually equal to or greater than $100 thousand totaled $769.5 million. At December 31, 2017, 83.3% of all time deposit accounts in amounts equal to or greater than $100 thousand were scheduled to mature within one year. The maturity profile of time deposits at December 31, 2017 is as follows:

Maturity Period	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months
Time deposits, $100,000 and over	$368,747	$136,004	$135,964	$128,799
Other time deposits	117,668	85,388	48,393	259,319
Total time deposits	$486,415	$221,392	$184,357	$388,118

Borrowings
On October 20, 2017, the Company entered into a revolving line of credit of $20.0 million with an unaffiliated commercial bank. The line of credit is unsecured and accrues interest at 30 day LIBOR plus 1.750% for a term of 12 months. Payments are interest only with all principal and accrued interest due on October 19, 2018. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. There is no outstanding balance and $20.0 million of available credit is remaining on this line of credit at December 31, 2017.
Total long-term borrowings decreased $1.3 million at December 31, 2017 from December 31, 2016, as a result of the following:
On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive campus using a $24.0 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main office location. At December 31, 2017, the construction line was fully advanced with $23.0 million outstanding on the construction line of credit. Payments were interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments of $146 thousand began in October 2016 with all principal and accrued interest due on September 11, 2021. There is no remaining available credit on this construction line at December 31, 2017.
On February 23, 2015 the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer.  The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The interest rate at December 31, 2017 was 5.25%.  The maturity date is October 5, 2019.  The pledged collateral is classified in other assets with a fair value of $3.6 million at December 31, 2017. The underlying loans carry a Risk Grade of 3 and are current with no delinquencies.
On September 18, 2014, the Company entered into a revolving line of credit of $8.1 million with an unaffiliated commercial bank. On April 18, 2017, the company renewed and increased the revolving line of credit to $25.0 million, with no outstanding balance at December 31, 2017. The line of credit is unsecured and accrues interest at prime minus 0.50% for a term of 24 months. Payments are interest only with all principal and accrued interest due on April 30, 2019. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. There is $25.0 million of remaining available credit on this line of credit at December 31, 2017.
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

Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At December 31, 2017, the total amount of these four items was $674.2 million, or 24.4% of total assets, a decrease of 3.8% of total assets from $495.8 million, or 28.2% of total assets, at December 31, 2016.
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
At December 31, 2017, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, while $2.5 million was pledged for uninsured trust assets and $100 thousand was pledged for trust activities in the State of Ohio, leaving $90.8 million available to be pledged as collateral. In addition, $1.5 million held in a Money Market account at another bank was pledged for ACH returned item processing related to online deposit account openings.
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
The Company's balance sheet is asset-sensitive with a total cumulative gap position of 3.92% at December 31, 2017. During the year ending December 31, 2017, the production of variable rate loans outpaced the variable deposits that changed the portfolio mix to slightly more asset-sensitive. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk with the majority of assets and liabilities being short-term, adjustable rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes in conjunction with the longer duration of indeterminate term deposits.
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

Capital amounts and ratios as of December 31, 2017, 2016 and 2015 are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$390,816	17.81%	$98,764	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$415,006	18.91%	$175,580	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$390,816	17.81%	$131,685	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$390,816	15.50%	$100,828	4.00%	N/A	N/A
Bank - December 31, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$277,943	12.89%	$97,060	4.50%	$140,197	6.50%
Total Capital (to Risk-Weighted Assets)	$302,385	14.02%	$172,551	8.00%	$215,688	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$277,943	12.89%	$129,413	6.00%	$172,551	8.00%
Tier 1 Capital (to Average Assets)	$277,943	11.36%	$97,864	4.00%	$122,330	5.00%
Consolidated - December 31, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$206,670	15.31%	$60,732	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$223,559	16.56%	$107,968	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$206,670	15.31%	$80,976	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$206,670	12.00%	$68,919	4.00%	N/A	N/A
Bank - December 31, 2016
Common Equity Tier 1 (to Risk-Weighted Assets)	$139,078	10.68%	$58,579	4.50%	$84,615	6.50%
Total Capital (to Risk-Weighted Assets)	$155,423	11.94%	$104,141	8.00%	$130,177	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$139,078	10.68%	$78,106	6.00%	$104,141	8.00%
Tier 1 Capital (to Average Assets)	$139,078	8.41%	$66,142	4.00%	$82,678	5.00%
Consolidated - December 31, 2015
Common Equity Tier 1 (to Risk-Weighted Assets)	$191,366	23.22%	$37,087	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$198,781	24.12%	$65,933	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$191,366	23.22%	$49,450	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$191,366	18.36%	$41,702	4.00%	N/A	N/A
Bank - December 31, 2015
Common Equity Tier 1 (to Risk-Weighted Assets)	$96,056	12.28%	$35,207	4.50%	$50,855	6.50%
Total Capital (to Risk-Weighted Assets)	$103,471	13.23%	$62,591	8.00%	$78,238	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$96,056	12.28%	$46,943	6.00%	$62,591	6.00%
Tier 1 Capital (to Average Assets)	$96,056	9.75%	$39,398	4.00%	$49,248	5.00%
(1)    Prompt corrective action provisions are not applicable at the bank holding company level.

Contractual Obligations
The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of December 31, 2017. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$979,981	$979,981	$—	$—	$—
Time deposits	1,280,282	892,164	222,361	89,683	76,074
Long term borrowings	26,564	853	5,386	20,325	—
Operating lease obligations	2,836	964	1,173	469	230
Total	$2,289,663	$1,873,962	$228,920	$110,477	$76,304
As of December 31, 2017 and 2016, the Company had commitments for on-balance sheet instruments in the amount of $3.5 million and $4.9 million, respectively.
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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and any existing collateral has no value. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Commitments to extend credit (1)	$1,701,137	$1,342,271	$737,572
Standby letters of credit	2,298	343	—
Solar purchase commitments	106,921	—	—
Airplane purchase agreement commitments	25,450	21,500	—
Total commitments	$1,835,806	$1,364,114	$737,572

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

•	Determination of the allowance for loan and lease losses;

•	Valuation of servicing assets;

•	Income taxes;

•	Restricted stock unit awards with market price conditions;

•	Valuation of foreclosed assets;

•	Business combinations and goodwill; and

•	Unconsolidated joint ventures.
Changes in these estimates that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, would have a material impact on the Company’s financial position, results of operations or liquidity.
Non-GAAP Measures
Some of the financial measures included in our selected historical consolidated financial data and elsewhere in this Annual Report are not measures of financial performance recognized by GAAP. These non-GAAP financial measures are: “tangible shareholders’ equity;” “tangible assets;” “tangible shareholders’ equity to tangible assets;” “tangible book value per share;” “efficiency ratio;” “non-GAAP net income;” "noninterest income, as adjusted;" "provision for loan and lease losses, as adjusted;" "noninterest expense, as adjusted;" and "income tax expense, as adjusted." Management uses these non-GAAP financial measures in its analysis of the Company’s performance.

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

•
“Non-GAAP net income” is defined as net income adjusted to exclude significant non-routine sources of income and uses of expenses and an estimated corporate income tax expense across all periods being compared. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•
“Noninterest income, as adjusted” is defined as noninterest income adjusted to exclude significant non-routine sources of income, including the gain on contribution to equity method investment and a loss associated with the 2016 renewable energy tax credit investment. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•
"Provision for loan and lease losses, as adjusted" is defined as provision for loan and lease losses adjusted to exclude significant non-routine sources of provision, including provision for loans reclassified from held for sale to held for investment. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•
“Noninterest expense, as adjusted” is defined as noninterest expense adjusted to exclude significant non-routine sources of expenses, including stock based compensation expense of restricted stock awards for key employee retention with an effective date of May 24, 2016, merger costs associated with the Reltco acquisition and Apiture investment, trade-in loss on an aircraft and a contract modification for Reltco. Other non-routine sources of noninterest expense included impairments of: an aircraft held for sale, goodwill and other intangibles and the 2016 renewable energy tax credit investment. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•
“Income tax (benefit) expense, as adjusted” is defined as income tax expense adjusted to exclude significant non-routine sources of expense or income, as discussed above, the impact of revaluing the Company's net deferred tax liability as a result of reduced federal tax rates arising from the December 22, 2017 Tax Act legislation, other renewable energy tax expense and renewable energy tax credits arising from the 2016 investment. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

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

	Years Ended December 31,
	2017	2016	2015
Total shareholders' equity	$436,933	$222,847	$199,488
Less:
Goodwill	—	—	—
Other intangible assets	4,264	—	—
Tangible shareholders' equity (a)	$432,669	$222,847	$199,488

Shares outstanding (c)	39,895,583	34,253,602	34,172,899

Total assets	$2,758,474	$1,755,261	$1,052,622
Less:
Goodwill	—	—	—
Other intangible assets	4,264	—	—
Tangible assets (b)	$2,754,210	$1,755,261	$1,052,622

Tangible shareholders' equity to tangible assets (a/b)	15.71%	12.70%	18.95%
Tangible book value per share (a/c)	10.85	6.51	5.84

Efficiency ratio:
Noninterest expense (d)	$143,165	$106,445	$71,715
Net interest income	78,034	42,649	25,589
Noninterest income	172,921	93,539	84,328
Less: gain (loss) on sale of securities	—	1	13
Adjusted operating revenue (e)	$250,955	$136,187	$109,904

Efficiency ratio (d/e)	57.05%	78.16%	65.25%

	Years Ended December 31,
	2017	2016	2015
Reconciliation of net income to non-GAAP net income adjusted for non-routine income and expenses:
Net income attributable to Live Oak Bancshares, Inc.	$100,499	$13,773	$20,625
Gain on sale of investment in non-consolidated affiliate	—	—	(3,782)
Provision for loans reclassified as held for investment	—	4,023	—
Gain on contribution to equity method investment	(68,000)	—	—
Stock based compensation expense for restricted stock awards with an effective date of May 24, 2016, as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements included in our March 31, 2016 Form 10-Q	1,370	8,973	—
Merger costs associated with Reltco acquisition and Apiture investment	2,874	—	—
Trade-in loss on aircraft	206	—	—
Impairment charge taken on aircraft held for sale	—	1,422	—
Impairment expense on goodwill and other intangibles	3,648	—	—
Contract modification of Reltco	1,600	—	—
Renewable energy tax credit investment income, impairment and loss	690	3,239	—
Income tax effects and adjustments for non-GAAP items*	23,045	(7,062)	1,513
Deferred tax liability revaluation	(18,921)	—	—
Other renewable energy tax expense	176	176	—
Renewable energy tax credit	—	(4,396)	—
Non-GAAP net income	$47,187	$20,148	$18,356
*Estimated at 40.0%
Earnings per share:
Basic	$1.29	$0.59	$0.59
Diluted	$1.25	$0.57	$0.57

Weighted-average shares outstanding:
Basic	36,592,893	34,202,168	31,079,032
Diluted	37,859,535	35,086,959	31,973,146

Reconciliation of financial statement line items as reported to adjusted for non-routine income and expenses:
Noninterest income, as reported	$172,921	$93,539	$84,328
Gain on sale of investment in non-consolidated affiliate	—	—	(3,782)
Gain on contribution to equity method investment	(68,000)	—	—
Renewable energy tax credit investment loss	—	42	—
Noninterest income, as adjusted	104,921	93,581	80,546

Provision for loan and lease losses, as reported	9,536	12,536	3,806
Provision for loans reclassified as held for investment	—	(4,023)	—
Provision for loan and lease losses, as adjusted	$9,536	$8,513	$3,806

	Years Ended December 31,
	2017	2016	2015
Noninterest expense, as reported	$143,165	$106,445	$71,715
Stock based compensation expense	(1,370)	(8,973)	—
Merger costs associated with Reltco acquisition and Apiture investment	(2,874)	—	—
Trade-in loss on aircraft	(206)	—	—
Impairment charge taken on aircraft held for sale	—	(1,422)	—
Impairment expense on goodwill and other intangibles	(3,648)	—	—
Contract modification of Reltco	(1,600)	—	—
Renewable energy tax credit investment impairment and loss	(690)	(3,197)	—
Noninterest expense, as adjusted	132,777	92,853	71,715

Income tax (benefit) expense, as reported	(2,245)	3,443	13,795
Income tax effects and adjustment for non-routine income and expenses	(23,045)	7,062	(1,513)
Deferred tax liability revaluation	18,921	—	—
Other renewable energy tax expense	(176)	(176)	—
Renewable energy tax credit	—	4,396	—
Income tax (benefit) expense, as adjusted	$(6,545)	$14,725	$12,282

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is a significant market risk and can result from timing and volume differences in the repricing of rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of market yield curves. The Company manages the interest rate sensitivity of interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Management of interest rate risk is carried out primarily through strategies involving available-for-sale securities, loan and lease portfolio, and available funding sources.
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 3.92% as of December 31, 2017, indicating that, overall, assets will reprice before liabilities. The majority of both the Company’s loans and leases and deposits have short-term repricing capabilities. The Company has a funding model which differs from that of traditional banks. The majority of the Company’s revenue is attributable to non-interest income so the Company is less dependent on net interest income when compared to a traditional bank model. With the Company’s non-traditional funding model, the Company does not have the traditional bank branch network and can operate with lower overhead costs to offset the higher cost of funds used to attract deposits.
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
The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending December 31, 2018 and 2019 and the Company’s EVE sensitivity at December 31, 2017. The simulation uses projected repricing of assets and liabilities at December 31, 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of variable rate loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of earning assets that in turn affect the rate sensitivity position. The Company’s loan and lease portfolio consists primarily of SBA 7(a) loans, 93.5% variable rate loans adjustable with the prime rate or 3-month LIBOR. The Company’s prepayment speeds react differently in a rising rate environment. Generally, when interest rates rise, the Company’s prepayments tend to increase; the opposite reaction from typical bank loan and lease portfolios. In a rising rate environment, the Company’s quarterly adjustable borrowers seek to fix their payments so the loans prepay faster as borrowers refinance into fixed rate products with another lender. When interest rates fall, prepayments tend to slow down. The Company’s sensitivity would be reduced if prepayments slow and vice versa. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the assumed prepayment rates presented below.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending December 31, 2018	12 Months Ending December 31, 2019	As of December 31, 2017
+400	22.0%	18.3%	(7.3)%
+300	16.5	13.7	(5.9)
+200	11.0	9.1	(4.4)
+100	5.5	4.6	(2.8)
-100	(6.1)	(4.9)	2.0
Rates are increased instantaneously at the beginning of the projection. The Company is overall slightly asset sensitive, therefore, the large percentage of variable rate loans produce positive net interest income results as rates rise. Generally banks will experience a decrease in net interest income as rates rise and an increase as rates decline. Sensitivity will decrease in the second year of the projection due to interest rates increasing or decreasing for the full year and also due to the other assumptions used in the analysis as noted previously but still have a positive impact in a rising rate environment. Interest rates do not normally move all at once or evenly over time, but management believes that the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.
The EVE analysis shows that the Company would theoretically lose market value in a rising rate environment. The increased fixed rate longer-term wholesale deposits has contributed a higher percentage than the assets to the portfolio mix, resulting in a negative change in market value in a rising rate environment. The favorable EVE change resulting from the loan portfolio in a rising rate analysis is more than offset by the devaluation of the interest-bearing liabilities.

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
Quarterly Financials

(dollars in thousands, except per share data)	2017
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$30,536	$28,172	$24,345	$20,419
Interest expense	7,560	7,147	5,953	4,778
Net interest income	22,976	21,025	18,392	15,641
Provision for loan and lease losses	4,055	2,426	1,556	1,499
Net interest income after provision for loan and lease losses	18,921	18,599	16,836	14,142
Noninterest income	95,441	25,060	26,667	25,753
Noninterest expense	41,024	35,856	33,300	32,985
Income before income taxes	73,338	7,803	10,203	6,910
Income tax expense (benefit)	1,608	(5,059)	408	798
Net income to common shareholders	$71,730	$12,862	$9,795	$6,112
Net income per share:
Basic	$1.80	$0.34	$0.28	$0.18
Diluted	$1.74	$0.33	$0.27	$0.17

	2016
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$16,914	$15,562	$13,402	$11,394
Interest expense	4,522	3,931	3,485	2,685
Net interest income	12,392	11,631	9,917	8,709
Provision for loan and lease losses	3,844	3,806	3,453	1,433
Net interest income after provision for loan and lease losses	8,548	7,825	6,464	7,276
Noninterest income	26,327	25,432	19,348	22,432
Noninterest expense	32,384	27,218	25,132	21,711
Income before income taxes	2,491	6,039	680	7,997
Income tax (benefit) expense	(2,989)	2,561	557	3,314
Net income	5,480	3,478	123	4,683
Net loss attributable to noncontrolling interest	—	1	—	8
Net income to common shareholders	$5,480	$3,479	$123	$4,691
Net income per share:
Basic	$0.16	$0.10	$0.00	$0.14
Diluted	$0.16	$0.10	$0.00	$0.13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
Live Oak Bancshares, Inc.
Wilmington, North Carolina

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Live Oak Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks; examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements; evaluating the accounting principles used and significant estimates made by management; and evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2010.

Raleigh, North Carolina
March 8, 2018

Live Oak Bancshares, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$295,271	$238,008
Certificates of deposit with other banks	3,000	7,250
Investment securities available-for-sale	93,355	71,056
Loans held for sale	680,454	394,278
Loans and leases held for investment	1,343,973	907,566
Allowance for loan and lease losses	(24,190)	(18,209)
Net loans and leases	1,319,783	889,357
Premises and equipment, net	178,790	64,661
Foreclosed assets	1,281	1,648
Servicing assets	52,298	51,994
Other assets	134,242	37,009
Total assets	$2,758,474	$1,755,261
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$57,868	$27,990
Interest-bearing	2,202,395	1,457,086
Total deposits	2,260,263	1,485,076
Long term borrowings	26,564	27,843
Other liabilities	34,714	19,495
Total liabilities	2,321,541	1,532,414
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at December 31, 2017 and December 31, 2016	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 35,252,053 and 29,530,072, shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	268,557	149,966
Class B common stock, no par value, 10,000,000 shares authorized, 4,723,530 shares issued, 4,643,530 and 4,723,530 shares outstanding at December 31, 2017 and December 31, 2016, respectively	49,168	50,015
Retained earnings	120,241	23,518
Accumulated other comprehensive loss	(1,033)	(652)
Total equity	436,933	222,847
Total liabilities and shareholders’ equity	$2,758,474	$1,755,261
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Interest income
Loans and fees on loans	$99,633	$55,107	$33,340
Investment securities, taxable	1,432	1,132	811
Other interest earning assets	2,407	1,033	300
Total interest income	103,472	57,272	34,451
Interest expense
Deposits	24,223	13,659	7,379
Borrowings	1,215	964	1,483
Total interest expense	25,438	14,623	8,862
Net interest income	78,034	42,649	25,589
Provision for loan and lease losses	9,536	12,536	3,806
Net interest income after provision for loan and lease losses	68,498	30,113	21,783
Noninterest income
Loan servicing revenue	24,588	21,393	16,081
Loan servicing asset revaluation	(13,171)	(8,391)	(6,229)
Net gains on sales of loans	78,590	75,326	67,385
Equity in loss of non-consolidated affiliates	—	—	(26)
Gain on sale of investment in non-consolidated affiliate	—	—	3,782
Gain on contribution to equity method investment	68,000	—	—
Gain (loss) on sale of investment securities available-for-sale	—	1	13
Construction supervision fee income	1,776	2,667	1,623
Title insurance income	7,565	—	—
Other noninterest income	5,573	2,543	1,699
Total noninterest income	172,921	93,539	84,328
Noninterest expense
Salaries and employee benefits	74,669	62,996	40,323
Travel expense	8,124	8,205	7,379
Professional services expense	4,937	3,482	2,643
Advertising and marketing expense	6,363	4,534	4,333
Occupancy expense	6,195	4,573	3,475
Data processing expense	8,449	5,299	3,583
Equipment expense	7,479	2,246	2,119
Other loan origination and maintenance expense	4,970	2,825	2,069
Renewable energy tax credit investment impairment	690	3,197	—
FDIC insurance	3,206	1,417	514
Title insurance closing services expense	2,418	—	—
Impairment expense on goodwill and other intangibles	3,648	—	—
Other expense	12,017	7,671	5,277
Total noninterest expense	143,165	106,445	71,715
Income before taxes	98,254	17,207	34,396
Income tax (benefit) expense	(2,245)	3,443	13,795
Net income	100,499	13,764	20,601
Net loss attributable to noncontrolling interest	—	9	24
Net income attributable to Live Oak Bancshares, Inc.	$100,499	$13,773	$20,625
Basic earnings per share	$2.75	$0.40	$0.66
Diluted earnings per share	$2.65	$0.39	$0.65
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$100,499	$13,764	$20,601
Other comprehensive loss before tax:
Net unrealized loss on investment securities arising during the period	(619)	(746)	(437)
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	—	(1)	(13)
Other comprehensive loss before tax	(619)	(747)	(450)
Income tax benefit	238	287	173
Other comprehensive loss, net of tax	(381)	(460)	(277)
Total comprehensive income	$100,118	$13,304	$20,324

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)

	Common stock			Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non- controlling interest	Total equity
	Shares
	Class A	Class B	Amount
Balance at December 31, 2014	23,896,400	4,723,530	$98,672	$(6,943)	$85	$—	$91,814
Net income (loss)	—	—	—	20,625	—	(24)	20,601
Other comprehensive loss	—	—	—	—	(277)	—	(277)
Consolidation of investment with non-controlling interest	—	—	—	—	—	35	35
Stock option exercises	52,969	—	239	—	—	—	239
Stock option based compensation expense	—	—	1,277	—	—	—	1,277
Restricted stock expense	—	—	148	—	—	—	148
Capital contribution from non-controlling interest	—	—	—	—	—	22	22
Issuance of common stock in connection with initial public offering, net of issue costs	5,500,000	—	87,171	—	—	—	87,171
Dividends (distributions to shareholders)	—	—	—	(1,542)	—	—	(1,542)
Balance at December 31, 2015	29,449,369	4,723,530	$187,507	$12,140	$(192)	$33	$199,488
Net income (loss)	—	—	—	13,773	—	(9)	13,764
Other comprehensive loss	—	—	—	—	(460)	—	(460)
Issuance of restricted stock	16,745	—	—	—	—	—	—
Stock option exercises	63,958	—	401	—	—	—	401
Stock option based compensation expense	—	—	2,349	—	—	—	2,349
Restricted stock expense	—	—	9,724	—	—	—	9,724
Acquisition of non-controlling interest	—	—	—	—	—	(24)	(24)
Dividends (distributions to shareholders)	—	—	—	(2,395)	—	—	(2,395)
Balance at December 31, 2016	29,530,072	4,723,530	$199,981	$23,518	$(652)	$—	$222,847
Net income	—	—	—	100,499	—	—	100,499
Other comprehensive loss	—	—	—	—	(381)	—	(381)
Issuance of restricted stock	307,613	—	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(4,891)	—	—	—	(4,891)
Employee stock purchase program	22,634	—	445	—	—	—	445
Stock option exercises	109,010	—	1,026	—	—	—	1,026
Stock option based compensation expense	—	—	1,786	—	—	—	1,786
Restricted stock expense	—	—	5,717	—	—	—	5,717
Stock issued in acquisition of Reltco, Inc.	27,724	—	565	—	—	—	565
Non-voting common stock converted to voting common stock in private sale	80,000	(80,000)	—	—	—	—	—
Issuance of common stock in connection with secondary offering, net of issue costs	5,175,000	—	113,096	—	—	—	113,096
Dividends (distributions to shareholders)	—	—	—	(3,776)	—	—	(3,776)
Balance at December 31, 2017	35,252,053	4,643,530	$317,725	$120,241	$(1,033)	$—	$436,933
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$100,499	$13,764	$20,601
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	10,279	4,260	3,435
Provision for loan and lease losses	9,536	12,536	3,806
Amortization of premium on securities, net of accretion	460	242	66
Amortization of discount on unguaranteed loans, net	2,848	2,854	3,146
Impairment expense on goodwill and other intangibles	3,648	—	—
Deferred tax expense (benefit)	12,017	(4,288)	936
Originations of loans held for sale	(1,149,617)	(1,013,643)	(1,034,769)
Proceeds from sales of loans held for sale	883,366	837,830	745,072
Net gains on sale of loans held for sale	(78,590)	(75,326)	(67,385)
Net loss on sale of foreclosed assets	59	18	14
Gain on contribution to equity method investment	(68,000)	—	—
Net increase in servicing assets	(304)	(7,764)	(9,231)
Gain on sale of securities available-for-sale	—	(1)	(13)
Gain on sale of investment in non-consolidated affiliate	—	—	(3,782)
Net loss on disposal of premises and equipment	215	—	17
Renewable energy tax credit investment impairment	690	3,197	—
Stock option based compensation expense	1,786	2,349	1,277
Restricted stock expense	5,717	9,724	148
Equity in loss of non-consolidated affiliates	—	—	26
Stock based compensation expense excess tax benefits	1,002	—	—
Business combination contingent consideration fair value adjustment	1,950	—	—
Changes in assets and liabilities:
Other assets	(25,247)	(8,929)	(4,201)
Other liabilities	157	1,227	6,154
Net cash used by operating activities	(287,529)	(221,950)	(334,683)
Cash flows from investing activities
Purchases of securities available-for-sale	(43,071)	(37,421)	(24,927)
Proceeds from sales, maturities, calls, and principal paydown of securities available-for-sale	19,693	19,139	19,980
Proceeds from sale/collection of foreclosed assets	1,498	1,221	513
Business combination, net of cash acquired	(7,696)	—	—
Investment in certificates of deposit with other banks	—	(250)	(250)
Maturities of certificates of deposit with other banks	4,250	3,250	—
Proceeds from sale of investment in non-consolidated affiliate	—	—	9,896
Net cash acquired in consolidation of equity method investment	—	—	319
Capital contribution from non-controlling interest	—	—	22
Loan and lease originations and principal collections, net	(385,551)	(295,119)	84,475
Purchases of premises and equipment, net	(124,139)	(10,889)	(30,452)
Net cash (used) provided by investing activities	(535,016)	(320,069)	59,576
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from financing activities
Net increase in deposits	$775,187	$680,288	$282,708
Proceeds from long term borrowings	16,900	—	12,960
Repayment of long term borrowings	(26,279)	(532)	(26,434)
Proceeds from short term borrowings	23,100	—	—
Repayment of short term borrowings	(15,000)	—	(6,100)
Stock option exercises	1,026	401	239
Employee stock purchase program	445	—	—
Withholding cash issued in lieu of restricted stock	(4,891)	—	—
Sale of common stock, net of issuance costs	113,096	—	87,171
Shareholder dividend distributions	(3,776)	(2,737)	(2,732)
Net cash provided by financing activities	879,808	677,420	347,812
Net increase in cash and cash equivalents	57,263	135,401	72,705
Cash and cash equivalents, beginning	238,008	102,607	29,902
Cash and cash equivalents, ending	$295,271	$238,008	$102,607

Supplemental disclosure of cash flow information
Interest paid	$25,390	$14,516	$8,840
Income tax	7,084	8,238	12,326

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding losses on available-for-sale securities, net of taxes	$(381)	$(460)	$(277)
Transfers from loans to foreclosed real estate and other repossessions	1,406	406	2,616
Transfers from foreclosed real estate to SBA receivable	216	185	507
Transfers of loans accounted for as secured borrowing collateral to other assets	—	—	4,575
Transfer from fixed assets to other assets held for sale	—	4,621	—
Dividends declared but not paid	—	—	342
Transfer of loans held for sale to loans held for investment	63,643	339,567	9,033
Transfer of loans held for investment to loans held for sale	19,534	2,296	3,243
Contingent consideration in acquisition of controlling interest in equity method investment	—	24	170
Transfers from short term borrowings to long term borrowings	8,100	—	—
Business combination:
Assets acquired (excluding goodwill)	5,766	—	—
Liabilities assumed	4,681	—	—
Purchase price	8,363	—	—
Goodwill recorded	7,278	—	—
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies
Organization
Live Oak Banking Company (the “Bank”) was organized and incorporated under the laws of the State of North Carolina on February 25, 2008 and commenced operations on May 12, 2008. In December 2008, Live Oak Bancshares, Inc. (the “Company”) was formed and in the first quarter of 2009 acquired all the outstanding shares of Live Oak Banking Company. The Bank is headquartered in the city of Wilmington, North Carolina and has five satellite sales offices across the United States. The Bank specializes in providing lending and deposit related services to small businesses nationwide in targeted industries, which are referred to as verticals. The Bank identifies and grows within credit-worthy industries through expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) Loan Program and to a lesser extent by the U.S. Department of Agriculture ("USDA") Rural Energy for America Program ("REAP") and Business & Industry ("B&I") loan programs. The guaranteed portion of the loan is generally available for sale in the secondary market. From time to time the Bank also engages in the sale of participating interests of the unguaranteed portion. As a state chartered bank, the Bank is subject to regulation by the North Carolina Commissioner of Banks and the Federal Deposit Insurance Corporation. On July 23, 2015 the Company closed on its initial public offering with a secondary offering completed in August of 2017.
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
In December 2013, the Company jointly formed 504 Fund Advisors, LLC (“504FA”) with Pennant Management, Inc. (“Pennant Management”). As of December 31, 2014, 504FA was a 50% owned investment established for the purpose of underwriting and managing SBA 504 loans held by The 504 Fund (“the Fund”), formerly known as the Pennant 504 Fund. Two of the three portfolio managers of the Fund were employees of GLS. The third employee was an outside owner/manager of 504FA until April 30, 2015. The Company’s wholly owned subsidiaries, the Bank and GLS, provided various advisory and human resource services to 504FA, for which both were reimbursed. The services provided to 504FA did not result in either the Bank or GLS having the ability to directly influence management operations or decisions that directly impact the financial standing of the Company or its subsidiaries. Accordingly, the Company’s investment in 504FA was accounted for under the equity method at December 31, 2014, with a carrying amount of $231 thousand. The Company acquired control over 504FA on February 2, 2015 by increasing its ownership from 50.0% to 91.3%. The acquisition of an additional 41.3% of ownership occurred in exchange for contingent consideration estimated to total $170 thousand. Transactions in the third quarter of 2015 increased the Company’s ownership to 92.4% at December 31, 2015. With 7.6% of ownership remaining with a third party investor, amounts of earnings and equity in 504FA attributable to the third party investor were disclosed in the Company’s consolidated financial statements as related to a noncontrolling interest. During the first quarter of 2016, the Company increased ownership to 92.9%. On September 1, 2016, the Company acquired the remaining 7.1% ownership from a third party investor in exchange for contingent consideration estimated to total $24 thousand. The Company’s cumulative investment in 504FA was $1.4 million at December 31, 2017 and 2016.
In September 2015, the Company formed Live Oak Grove, LLC (“Grove”), a wholly-owned subsidiary, for the purpose of providing Company employees and business visitors an on-site restaurant location.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

In August 2016, the Company formed Canapi, Inc. (“Canapi”) for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi was formerly known as Live Oak Ventures, Inc.
In November 2016, the Company formed Live Oak Clean Energy Financing LLC for the purpose of providing financing to entities for renewable energy applications.
On February 1, 2017, the Company completed its acquisition of Reltco Inc. and National Assurance Title, Inc. (collectively referred to as “Reltco”), two nationwide title agencies under common control based in Tampa, Florida. See Note 2. Title Insurance Business for a further discussion of this transaction.
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
Consolidation Policy
The consolidated financial statements include the financial statements of the Company and wholly-owned subsidiaries of Live Oak Banking Company, Live Oak Number One, GLS, 504FA, Grove, Canapi, Live Oak Clean Energy Financing and Reltco. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. If an entity is not a variable interest entity, the Company also evaluates arrangements in which there is a general partner or managing member to determine whether consolidation is appropriate.
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
On January 28, 2013, the Company’s ownership in nCino declined by 21.54%, from 64.36% to 42.82%. This decrease in ownership and related influence occurred as a result of nCino selling additional equity to outside investors for $7.5 million. As a result, the Company deconsolidated nCino, accounting for its remaining 42.82% investment using the equity method. As previously indicated, the Company divested its remaining ownership in nCino via a dividend to shareholders in June 2014. In August 2014 the Company again invested $6.1 million in nCino for 9.02% ownership. Due to the decreased level of influence, the Company’s investment in nCino at December 31, 2014 was accounted for as a cost method investment. During 2015, the Company sold its remaining investment in nCino resulting in no ownership as of December 31, 2015, 2016 and 2017.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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
The following table provides a summary of the tax advantaged VIE that the Company has not consolidated as of December 31, 2017 and 2016:

	2017	2016
Investment carrying amount	$705	$1,394
Unfunded capital	—	690
Maximum exposure to loss	4,221	5,100
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
Initial and Secondary Public Offerings
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
In August of 2017, the Company completed a secondary offering by issuing 5,175,000 shares of voting common stock, no par value, at $23.00 per share, in exchange for total proceeds of $113.1 million, net of issuance costs. The secondary offering was made pursuant to a prospectus supplement dated August 8, 2017 and an accompanying prospectus dated July 28, 2017, pursuant to the Company’s shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission and became effective on July 28, 2017.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, valuations of servicing assets and income taxes. In addition, the gain on contribution to equity method investment of $68.0 million was based on management's estimates, including projected cash flows of the entity, and is inherently subjective by its nature.
Cash and Cash Equivalents
For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” Cash and cash equivalents have initial maturity of three months or less.
To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $6.6 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively.
Certificates of Deposit with other Banks
Certificates of deposit with other banks have maturities ranging from March 2018 through December 2018 and bear interest at rates ranging from 0.15% to 1.90%. None of the certificates of deposit had maturities of 12 months or less at the time of origination. All investments in certificates of deposit are with FDIC insured financial institutions and none exceed the maximum insurable amount of $250 thousand.
Investments
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
Other
The Company accounts for other investments either under the equity or cost method. Investments through which there is significant influence but not control over the investee are accounted for under the equity method. Investments through which the Company is not able to exercise significant influence over the investee are accounted for under the cost method. Other investments are generally non-marketable equity investments and are included in the other assets line on the consolidated balance sheet.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Impairment
At each reporting date, the Company evaluates each investment in a loss position for other than temporary impairment (“OTTI”). The Company evaluates declines in market value below cost for debt securities by assessing the likelihood of selling the security prior to recovering its cost basis. If the Company intends to sell the debt security or it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its cost basis, the Company will write down the security to fair value with the full charge recorded in earnings. If the Company does not intend to sell the debt security and it is not more-likely-than-not that the Company will be required to sell the debt security prior to recovery, the security will not be considered other-than-temporarily impaired unless there are credit losses associated with the security. In that case: (1) where credit losses exist, the portion of the impairment related to those credit losses should be recognized in earnings; (2) any remaining difference between the fair value and the cost basis should be recognized as part of other comprehensive income. For equity securities, any OTTI is recognized with the full charge recorded in earnings. To determine whether an impairment of equity securities is OTTI, the Company considers whether it has the ability and intent to hold the investment until there is a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.
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
Loans Held For Sale
Management designates loans as held for sale ("HFS") based on its intent to sell guaranteed portions in the SBA and USDA Secondary Market and unguaranteed portions to participant banks and credit unions. Salability requirements of the guaranteed portion include, but are not limited to, full disbursement of the loan commitment amount. Loans originated and intended for sale are carried at the lower of cost or estimated fair value on a loan-by-loan basis. The cost basis of loans held for sale includes the deferral of loan origination fees and costs. Deferred fees and costs are accreted and amortized for loans classified held for sale until the sale occurs. At loan settlement, the pro-rata portion, based on the percent of the total loan sold, of the remaining deferred fees and costs are recognized as an adjustment to the gain on sale.
As part of our management of the loans held in our portfolio, we will occasionally transfer loans from held for investment to held for sale. Upon transfer, any associated allowance for loan and lease loss is released and the carrying value of the loans is adjusted to the estimated fair value. The loans are subsequently accounted for at the lower of cost or fair value, with valuation changes recorded in other noninterest income. Gains or losses on the sale of these loans are also recorded in noninterest income. In certain circumstances, loans designated as held for sale may later be transferred back to the loan and lease portfolio based upon our intent and ability to hold the loans for the foreseeable future. The Company transfers these loans to loans and leases held for investment at the lower of cost or fair value and establishes a related allowance for loan and lease loss.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following summarizes the activity pertaining to loans held for sale for the years ended December 31, 2017 and 2016:

	2017	2016
Balance at beginning of year	$394,278	$480,619
Originations	1,149,617	1,013,643
Proceeds from sale	(883,366)	(837,830)
Gain on sale of loans	78,590	75,326
Principal collections, net of deferred fees and costs	(14,556)	(209)
Non-cash transfers, net	(44,109)	(337,271)
Balance at end of period	$680,454	$394,278
Loans and Leases Held for Investment
Loans and leases receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are classified as held for investment ("HFI") and reported at their outstanding principal amount adjusted for any charge-offs, the allowance for loan and lease losses, and any deferred fees or costs on originated loans and leases and unamortized premium or discount on purchased loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Discounts and premiums on any purchased loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Historically, loans and leases designated as held for investment, included loans and leases identified as more beneficial to hold for the long term as well as the required retention amount defined by the SBA comprised of unguaranteed dollars and loans and leases designated as troubled debt restructurings, nonaccrual, and risk grade at a 5 or worse as defined by internal risk rating metrics. Beginning June 2016, loans and leases held for investment consist of unguaranteed loan and lease balances and guaranteed and unguaranteed loans and leases designated as troubled debt restructurings, nonaccrual, non-marketable, and risk grade 5 or worse.
During the second quarter of 2016, the Bank transferred $318.8 million in unguaranteed loans from the HFS category to the HFI category to better reflect intentions of the Company.
Interest income on loans and leases is recognized as earned on a daily accrual basis. The accrual of interest on loans and leases is discontinued when principal or interest is past due 90 days or the loan or lease is determined to be impaired. Impaired loans and leases, or portions thereof, are charged off when deemed uncollectible.
Equipment Leasing
The Company purchases new equipment for the purpose of leasing such equipment to customers within its verticals. Equipment purchased to fulfill commitments to commercial renewable energy projects is leased out under operating leases while leases of equipment outside of the renewable energy vertical are generally direct financing leases. Accordingly, leased assets under operating leases are included in premises and equipment while leased assets under direct financing leases are included in loans and leases held for investment.
Direct Financing Leases
Interest income on direct financing leases is recognized when earned.  Unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.  The term of each lease is generally 4-6 years which is consistent with the useful life of the equipment with no residual value.  As of December 31, 2017, the Company had net investments in direct financing lease receivables of $2.0 million.
Operating Leases
The term of each operating lease is generally 10 to 15 years. The Company retains ownership of the equipment and associated tax benefits such as investment tax credits and accelerated depreciation. At the end of the lease term, the lessee has the option to renew the lease for two additional terms or purchase the equipment at the then current fair market value.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Rental revenue from operating leases is recognized on a straight-line basis over the term of the lease. Rental equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful life. The useful lives generally range from 20 to 25 years and residual values generally range from 20% to 40%, however, they are subject to periodic evaluation. Changes in useful lives or residual values will impact depreciation expense and any gain or loss from the sale of used equipment. The estimated useful lives and residual values of the Company's leasing equipment are based on industry disposal experience and the Company's expectations for future sale prices.
If the Company decides to sell or otherwise dispose of rental equipment, it is carried at the lower of cost or fair value less costs to sell or dispose.   Repair and maintenance costs that do not extend the lives of the rental equipment are charged to direct operating expenses at the time the costs are incurred.
As of December 31, 2017, the Company had a net investment of $88.4 million in assets included in premises and equipment that are subject to operating leases.
A maturity analysis of future minimum lease payments under non-cancelable operating leases is as follows:

As of December 31, 2017	Amount
2018	$5,162
2019	5,408
2020	5,428
2021	5,455
2022	5,458
Thereafter	34,046
Total	$60,957
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan and lease losses charged to earnings. Loan or lease losses are charged against the allowance when management believes the un-collectibility of a loan or lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans or leases in light of historical experience, the nature and volume of the loan and lease portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
A loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Factors considered by management in determining impairment include payment status and other circumstances impacting the probability of collecting scheduled principal and interest payments when due.
Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a credit-by-credit basis by either the present value of expected future cash flows discounted at the loan or lease's effective interest rate, the loan or lease’s obtainable market price, or the fair value of the collateral if the loan or lease is collateral dependent, except for large groups of smaller balance homogeneous loans or leases which are collectively evaluated for impairment. Smaller balance loan or lease relationships collectively evaluated for impairment are generally comprised of credits with unguaranteed exposure of less than $100,000 using a methodology based on historical specific reserves on similar sized loans or leases. Loans or leases classified as troubled debt restructured (“TDR”) are considered impaired. Loans or leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

A loan or lease is accounted for as a TDR if the Company, for reasons related to the borrower’s financial difficulties, restructures a loan or lease, and grants a concession to the borrower that it would not otherwise grant. A TDR typically involves a modification of terms such as a reduction of the interest rate below the current market rate for a loan or lease with similar risk characteristics or the waiving of certain financial covenants without corresponding offsetting compensation or additional support. The Company measures the impairment loss of a TDR using the methodology for individually impaired loans or leases.
Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans or leases is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when the loan or lease becomes ninety days past due. Past due status of loans and leases is determined based on contractual terms. When interest accrual is discontinued, all unpaid accrued interest for the current year is reversed. Interest income is subsequently recognized on the cash-basis or cost-recovery method, as appropriate. Cash payments of interest on nonaccrual loans or leases will be applied to the principal balance of the loan or lease. When facts and circumstances indicate the borrower has regained the ability to meet the required payments, the loan or lease is returned to accrual status. Interest accruals are resumed on nonaccrual loans or leases only when it is brought current with respect to interest and principal and when, in the judgment of management, the loans or leases are estimated to be fully collectible as to all principal and interest. Management’s judgment is based on an assessment of the borrower’s financial condition and a recent history of payment performance.
The Company identifies all impaired loans and leases, including those individually and collectively evaluated for impairment, for impairment disclosures.
Upon transfer from held for sale classification, loans and leases held for investment become subject to the allowance for loan and lease loss review process. As a result of this process, the above mentioned $318.8 million loan reclassification resulted in a $4.0 million increase in the provision for loan and lease losses during the second quarter of 2016.
During the second quarter of 2016, the Company also implemented enhancements to the methodology for estimating the allowance for loan and lease losses, including refinements to the measurement of qualitative factors in the estimation process. Management believes these enhancements will improve the precision of the process for estimating the allowance, but did not fundamentally change the Company's approach. These revisions resulted in a $390 thousand reduction in the provision for loan and lease losses during the second quarter of 2016.
Foreclosed Assets
Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying amount or fair value less anticipated cost to sell at the date of foreclosure, establishing a new cost basis. Any write down at the time of transfer to foreclosed assets is charged to the allowance for loan and lease losses. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value, less cost to sell. Subsequent write downs are charged to other loan origination and maintenance expense. Costs relating to improvement of the property are capitalized while holding costs of the property are charged to other loan origination and maintenance expense in the period incurred.

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

Years
Buildings	39
Transportation	5-10
Land Improvements	7-15
Furniture and equipment	5-10
Computers and software	3-5
Servicing Assets
All sales of loans are executed on a servicing retained basis. The standard SBA loan sale agreement is structured to provide the Company with a “servicing spread” paid from a portion of the interest cash flow of the loan. SBA regulations require the Bank to retain a portion of the cash flow from the interest payments received for a sold loan. The SBA retention requirement is at least 100 basis points in servicing spread while the Company's standard USDA loan sale agreement specifies a servicing spread of 40 basis points. The portion of the servicing spread that exceeds adequate compensation for the servicing function is recognized as a servicing asset. Industry practice recognizes adequate compensation for servicing SBA and USDA loans as 40 basis points. The fair value of the servicing asset is measured at the discounted present value of the excess servicing spread over the expected life of the related loan using appropriate discount rates and assumptions based on industry statistics for prepayment speeds.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Derivative Financial Instruments
During the fourth quarter of 2016, the Company began using exchange-traded interest rate futures contracts to manage interest rate risk that may impact expected gains arising from future secondary market loan sales. Upon entering into a futures contract, the Company is required to pledge to the counterparty an amount of cash equal to a certain percentage of the contract amount, also known as an initial margin deposit. Subsequent payments, known as variation margin, are made or received by the Company each day to settle the daily fluctuations in the fair value of the underlying contract. Investments in these derivative contracts are subject to risks that can result in a loss of all or part of an investment. Credit risk is considered low because the counterparties are futures exchanges. The Company has not designated any derivative as a hedging instrument under applicable accounting guidance. Changes in fair value of the derivative contracts is recorded as a component of "net gains on sales of loans" on the consolidated statement of income. The Company recognized a loss of $117 thousand and a gain of $31 thousand on the derivative contracts for the years ended December 31, 2017 and 2016, respectively. The total notional amount of derivative contracts outstanding was $29.9 million and $8.0 million as of December 31, 2017 and 2016, respectively. The fair value of the derivative contracts on the balance sheet date is zero due to the daily cash settlement of contracts.
Goodwill and Intangible Assets
Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the related reporting unit level. The goodwill impairment test involves comparing the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired; however, if the carrying value of the reporting unit exceeds its fair value, an impairment charge must be recorded. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit. An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.
For intangible assets subject to amortization, the recoverability test is performed when a triggering event occurs and an impairment loss is recognized if the carrying value of the intangible asset is not recoverable and exceeds fair value. The carrying value of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. Intangible assets deemed to have indefinite useful lives are not subject to amortization. An impairment loss is recognized if the carrying value of the intangible asset with an indefinite life exceeds its fair value.
Intangibles subject to amortization related to the Reltco acquisition include non-compete agreements with former employees amortized over five years and customer relationships amortized over eight years. The Reltco trade name had a carrying amount of $480 thousand as of December 31, 2017, and is the only indefinite-lived intangible asset.
The following table shows carrying amounts and accumulated amortization of all intangible assets as of December 31, 2017. There were no intangible assets related to Reltco as of December 31, 2016.

Amortizable intangible assets as of December 31, 2017:
	Carrying Amount	Accumulated Amortization
Non-compete agreements	$405	$(74)
Customer relationships	3,900	(447)
Total	$4,305	$(521)
The Company’s projected amortization expense for the years ending December 31, 2018, 2019, 2020 and 2021 is $569 thousand per year. Projected amortization expense for the year ended December 31, 2022 is $494 thousand.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

As of October 31, 2017, it was determined that impairment existed at the Reltco reporting unit and impairment charges of $3.6 million were recorded. These impairment charges for the year ended December 31, 2017 are reflected in a separate line in the income statement and are comprised of the following components:

Intangible assets	$720
Goodwill	7,278
Contingent consideration liability	(4,350)
Total impairment expense on goodwill and other intangibles	$3,648
See Note 2. Title Insurance Business for further discussion related to impairment of Reltco.
Long-Lived Assets
The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. During the year ended December 31, 2017, there were no impairments of long-lived assets.
Impairment of Long -Lived Asset Reclassified to Held for Sale
During the fourth quarter of 2016, the Company determined that retention of one of its aircraft was ineffective in serving the needs of an expanding nationwide customer base. As a result of this determination, the Company began marketing the aircraft for sale. Subsequently in December 2016, the Company entered into a sale agreement with a third party with expected total proceeds, net of expenses, of $3.2 million. An impairment expense of $1.4 million was recorded and included in the "Other expense" line item in the 2016 consolidated statements of income upon adjusting the carrying amount to the expected fair value. The expected fair value of the aircraft of $3.2 million is reflected in the consolidated 2016 balance sheet in the "Other assets" line item. The sale of this aircraft took place in January 2017 with no additional loss.
Change in Accounting Estimate
During 2017, the Company assessed its estimate of the useful lives of the Company’s aircraft transportation. The Company revised its original useful life estimate of 20 years and currently estimates that its aircraft transportation will have a useful life of 10 years. The effects of reflecting this change in accounting estimate on the 2017 consolidated financial statements are as follows:

Year Ended
December 31, 2017
Decrease in:
Net income	$894
Basic EPS	$0.02
Diluted EPS	$0.02

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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
Advertising Expense
Marketing costs are recognized in the month the event or advertisement takes place. These costs are included in advertising and marketing expense as presented in the consolidated statements of income.
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
The Company has determined that it does not have any material unrecognized tax benefits or obligations as of December 31, 2017. Fiscal years ending on or after December 31, 2014 remain subject to examination by federal and state tax authorities.
Comprehensive Income
Annual comprehensive income reflects the change in the Company’s equity during the year arising from transactions and events other than investment by and distributions to shareholders. The only components of other comprehensive income consist of realized and unrealized gains and losses related to investment securities.
Stock Compensation Plans
The Company recognizes compensation cost relating to share-based payment transactions in the consolidated financial statements in accordance with GAAP. The cost is measured based on the fair value of the equity or liability instruments issued. The expense measures the cost of employee services received in exchange for stock options and restricted stock based on the grant-date fair value of the award, and recognizes the cost over the vesting period as indicated in the option agreement.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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

	December 31,
	2017	2016	2015
Basic earnings per share:
Net income available to common shareholders	$100,499	$13,773	$20,625
Weighted-average basic shares outstanding	36,592,893	34,202,168	31,079,032
Basic earnings per share	$2.75	$0.40	$0.66
Diluted earnings per share:
Net income available to common shareholders, for diluted earnings per share	$100,499	$13,773	$20,625
Total weighted-average basic shares outstanding	36,592,893	34,202,168	31,079,032
Add effect of dilutive stock options and restricted stock grants	1,266,642	884,791	894,114
Total weighted-average diluted shares outstanding	37,859,535	35,086,959	31,973,146
Diluted earnings per share	$2.65	$0.39	$0.65
Anti-dilutive shares	253,338	1,777,035	1,811,776
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This standard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The Company's revenue is comprised of loan servicing revenue, net gains on sales of loans and net interest income on financial assets and financial liabilities, all of which are explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company's revenue streams included in non-interest income that are within the scope of the guidance are primarily related to sales of foreclosed assets, construction supervision fees, title insurance income and trust fiduciary fees. The Company adopted the standard in the first quarter of 2018 with no effect on the consolidated financial statements.

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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions for items including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective and adopted by the Company on January 1, 2017. Starting in the first quarter of 2017, stock-based compensation excess tax benefits or deficiencies are reflected in the Consolidated Statements of Income as a component of the income tax expense, where as they previously were recognized in equity. Additionally, the Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity while any cash paid in lieu of shares for tax-withholding being classified as a financing activity. There were no excess tax benefits in the prior period presented for reclassification. Finally, the Company will continue to incorporate actual forfeitures as they occur in the accrual of compensation expense. As a result of the adoption of ASU 2016-09, the Consolidated Statement of Cash Flows for the year ended December 31, 2017 was impacted as follows: a $1.0 million increase to net cash provided by operating activities and a $4.9 million increase to net cash used in financing activities. The adoption of ASU 2016-09 further resulted in a $0.03 increase in basic and diluted EPS for the year ended December 31, 2017. See Note 10 for information regarding the additional impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This new guidance replaces the incurred loss impairment methodology in current standards with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on the consolidated financial statements. In that regard, a cross-functional working group has been formed, under the direction of the Company's Chief Financial Officer and Chief Credit Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. The Company is currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. The Company has also selected a third-party vendor solution to assist in the application of the ASU 2016-13. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, the impact of adoption is expected to be significantly influenced by the composition, characteristics and quality of loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
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
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). This ASU eliminates Step 2 from the goodwill impairment test. Under the new guidance, entities should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, this ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for the Company on January 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt ASU 2017-04 in the fourth quarter of 2017. Refer to Note 2. Title Insurance Business for information on this adoption.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award should be accounted for as a modification. This guidance indicates modification accounting is required when the fair value, vesting conditions, or classification of the award changes. ASU 2017-09 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for the Company on January 1, 2019 and is not expected to have a significant impact on its consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 addresses the income tax accounting treatment of the stranded tax effects within other comprehensive income. The ASU allows for an entity to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. ASU 2018-02 will be effective for the Company on January 1, 2019, with early adoption permitted. The Company will early adopt ASU 2018-02 in the first quarter of 2018 and will reclassify its stranded tax debit of $244 thousand within accumulated other comprehensive income to retained earnings at March 31, 2018.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s balance sheets, statements of income and cash flows.
Note 2. Title Insurance Business
Business Combination
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The merger was accounted for in accordance with the acquisition method of accounting, and the identifiable assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date separately from goodwill. The estimated fair values of assets acquired and liabilities assumed are based on the information available at the date of the acquisition. Management continues to evaluate these fair values, which are subject to revision as additional information becomes available. Contingent consideration is recorded at fair value based on the terms of the purchase agreement with subsequent quarterly changes in fair value recorded through earnings. The fair value of contingent consideration upon acquisition was $4.3 million and increased by $350 thousand during the period leading up to the October 31, 2017 impairment assessment date discussed below. During this pre-impairment assessment period fair value was estimated using the Monte Carlo Simulation. The assumptions utilized include a risk-free rate of return through the end of each measurement period equivalent to that of a U.S. Treasury, expected volatility of 30.00% over the remaining 3.25 years and a dividend yield of 0.51%.
The following table summarizes the allocation of the purchase price on the date of acquisition to assets acquired and the liabilities assumed based on their estimated fair values:

Fair value of assets acquired
Cash	$102
Accounts receivable	159
Intangible assets	5,505
Total assets acquired	5,766
Fair value of liabilities assumed
Contingent consideration	4,300
Accounts payable and other liabilities	381
Total liabilities assumed	4,681
Net assets acquired	$1,085
Purchase price
Common shares issued	27,724
Purchase price per share of the Company’s common stock	$20.38
Company common stock issued	565
Cash	$7,798
Total purchase price	8,363
Goodwill	$7,278
Goodwill recorded represents future revenues and efficiencies gained through the Reltco acquisition. Goodwill in this transaction is expected to be deductible for income tax purposes. At the date of acquisition, intangible assets consisted of trade names of $1.2 million, customer relationships of $3.9 million, and non-compete agreements of $405 thousand.
The Company recorded merger expenses of $766 thousand and $115 thousand during the years ended December 31, 2017 and 2016, respectively, related to the Reltco acquisition.
Goodwill and Intangible Asset Impairment
Goodwill and intangible assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occurred. Impairment losses, if any, are determined based upon the excess of carrying value over the estimated fair value of the asset.
As of October 31, 2017 the Company determined that its goodwill and certain intangible assets related to the Reltco business combination had indications of impairment. Reltco’s financial performance was significantly lower during the first nine-months of operations and expectations of future profitability for the reporting unit were also lower than originally expected due to a slowing of refinance activity in the mortgage industry. The slowing of refinance activity in the mortgage industry was largely driven by increased levels of market rates during 2017.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

In performing the goodwill impairment testing and measurement process to identify possible impairment, the estimated fair value of the Reltco reporting unit was developed using the income and market approaches to value Reltco.  The income approach consisted of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for Reltco.   The market valuation approach utilized revenue and EBITDA multiples from comparable market transactions.
The results of the impairment test indicated that the estimated fair value of Reltco was less than book value which resulted in a goodwill impairment charge of $7.3 million in accordance with accounting for Intangibles, Goodwill and other under ASC 360. This non-cash goodwill impairment charge to earnings was recorded as a component of impairment expense on goodwill and other intangibles in the consolidated statement of income.
While the intangibles subject to amortization were determined to be recoverable based on an undiscounted cash flow analysis, impairment of $720 thousand was realized for indefinite life tradenames. This non-cash intangible impairment charge to earnings was recorded as a component of impairment expense on goodwill and other intangibles in the consolidated statement of income.
The following is a summary of activity in goodwill for the Reltco reporting unit:

Balance, December 31, 2016	$—
Goodwill acquired during 2017	7,278
Accumulated impairment losses	(7,278)
Balance, December 31, 2017	$—
As a result of Reltco’s results of operations and the direct contractual inclusion of impairment losses in the determination of earn out consideration, the fair value of the contingent consideration decreased by $4.4 million, which is recorded as a component of impairment expense on goodwill and other intangibles in the consolidated statement of income. The Company subsequently modified the acquisition contract to change the definition of net income related to the earn-out contingent consideration which resulted in $1.6 million in salaries and employee benefit expense.
Following is a summary of activity in contingent consideration for the Reltco reporting unit:

Balance, December 31, 2016	$—
Contingent consideration recorded upon acquisition	4,300
Fair value adjustments prior to October 31, 2017 impairment assessment	350
Impact of impairment assessment	(4,350)
Effect of purchase contract modification	1,600
Balance, December 31, 2017	$1,900
Fair value of contingent consideration was estimated using the Monte Carlo Simulation. The assumptions utilized in the determining the impact of the impairment assessment and subsequent purchase contract modification include a risk-free rate of return through the end of each measurement period equivalent to that of a U.S. Treasury, expected volatility of 25.00% over the remaining 3.00 years and a dividend yield of 0.51%.
Pro Formas
The following pro forma financial information reflects the Company's estimated consolidated pro forma results of operations as if the Reltco acquisition occurred on January 1, of each of the below years:

	2017	2016	2015
Revenue (net interest income and noninterest income)	$251,723	$148,322	$116,582
Net income available to common shareholders	100,537	15,363	21,451
Basic earnings per share	2.75	0.45	0.69
Diluted earnings per share	2.66	0.44	0.67

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 3. Unconsolidated Joint Venture
On October 1, 2017, the Company closed the digital banking joint venture between Live Oak Banking Company and First Data Corporation ("First Data"). The new company, named Apiture, combines First Data's and the Bank's digital banking platforms, products, services, and certain human resources used in the creation and delivery of technology solutions for financial institutions. The contributed assets of both the Company and First Data are considered businesses in accordance with relevant accounting standards. At closing both the Bank and First Data received equal voting interests in Apiture in exchange for their respective contributions. As a term of the closing agreements, First Data is entitled to a preference in Apiture's cash earnings from the date of closing through December 31, 2017 and all of 2018, not to exceed $18.0 million and $18.9 million, respectively.
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
The estimated fair value of Apiture at the date of closing was approximately $150 million. Based on the aforementioned cash earnings preference to First Data during 2017 and 2018, the valuation of equity interests received in exchange for contributions by the two initial investors was unequal. As a consequence of this preference the initial economic interest in Apiture for First Data was equal to 54.7% or $82.0 million, while the Company's initial economic interest in Apiture was equal to 45.3%, or $68.0 million. As the Company had no carrying amount for its contribution in the formation of Apiture, the transaction resulted in the recognition of a $68.0 million equity method investment included in other assets on the consolidated balance sheet and a one-time pre-tax gain of the same amount reflected in gain on contribution to equity method investment on the consolidated income statement at the date of closing. The estimated fair value of Apiture and the related initial economic interests of investors were based on a discounted cash flows which are inherently subjective by nature.
As a result of unequal economic interests arising from the cash earnings preference, distribution rights and priorities set forth in the Contribution Agreement differ from what is reflected by the underlying percentage voting interests of First Data and Live Oak. Accordingly, GAAP income (loss) is allocated utilizing the hypothetical liquidation at book value ("HLBV") method. Under the HLBV method, in which we allocate income or loss based on the change in each unitholders’ claim on the net assets of Apiture at period end, after adjusting for any distributions or contributions made during such period. The HLBV method is commonly applied to equity investments where cash distribution percentages vary at different points in time and are not directly linked to an equity holder’s ownership percentage.
The HLBV method is a balance sheet-focused approach. A calculation is prepared at each balance sheet date to determine the amount that unitholders would receive if Apiture were to liquidate all of its assets (at GAAP net book value) and distribute the resulting proceeds to its creditors and unitholders based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is used to derive each unitholder's share of the income (loss) for the period. Due to the stated cash earnings preference to First Data and because the HLBV method incorporates non-cash items such as amortization expense, in any given period, income or loss may be allocated disproportionately to unitholders as compared to their respective ownership percentage in our operating partnership, and net income (loss) attributable to the Bank could be more or less net income than actual cash distributions received and more or less income or loss than what may be received in the event of an actual liquidation. Additionally, the HLBV method could result in no net income attributable to the Company during a period when Apiture reports net income.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 4. Securities
The carrying amount of securities and their approximate fair values are reflected in the following table:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
US government agencies	$22,778	$3	$157	$22,624
Residential mortgage-backed securities	70,167	1	1,472	68,696
Mutual fund	2,090	—	55	2,035
Total	$95,035	$4	$1,684	$93,355

December 31, 2016
US government agencies	$17,803	$52	$32	$17,823
Residential mortgage-backed securities	52,301	3	1,031	51,273
Mutual fund	2,012	—	52	1,960
Total	$72,116	$55	$1,115	$71,056
During the year ended December 31, 2017, there were no sales of securities.

During the year ended December 31, 2016, one security was sold for $1.9 million resulting in a net gain of $1 thousand.

Twelve securities were sold for $17.7 million resulting in a net gain on sale of securities of $13 thousand during the year ended December 31, 2015.
The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$14,842	$100	$6,465	$57	$21,307	$157
Residential mortgage-backed securities	23,481	439	40,648	1,033	64,129	1,472
Mutual fund	—	—	2,035	55	2,035	55
Total	$38,323	$539	$49,148	$1,145	$87,471	$1,684

	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$6,508	$32	$—	$—	$6,508	$32
Residential mortgage-backed securities	49,109	1,017	1,635	14	50,744	1,031
Mutual fund	1,960	52	—	—	1,960	52
Total	$57,577	$1,101	$1,635	$14	$59,212	$1,115
At December 31, 2017, there were twenty-three residential mortgage-backed securities, three US government agencies and the 504 mutual fund in unrealized loss positions for greater than 12 months and eight residential mortgage-backed securities and five US government agency securities in unrealized loss position for less than 12 months. Unrealized losses at December 31, 2016 consisted of two residential mortgage-backed securities in unrealized loss positions for greater than 12 months and three US government agency securities, twenty-two residential mortgage-backed securities and the 504 Fund mutual fund investment in unrealized loss positions for less than 12 months.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

These unrealized losses are primarily the result of volatility in the market and are related to market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuer’s ability to honor redemption obligations, and the Company has the intent and ability to hold these securities until they recover their value, none of the securities are deemed to be other than temporarily impaired.
All residential mortgage-backed securities in the Company’s portfolio at December 31, 2017 and December 31, 2016 were backed by US government sponsored enterprises (“GSEs”).
The following is a summary of investment securities by maturity:

	Available-for-sale
	Amortized cost	Fair value
US government agencies
Within one year	$6,323	$6,295
One to five years	16,455	16,329
Total	22,778	22,624

Residential mortgage-backed securities
Five to ten years	6,815	6,701
After 10 years	63,352	61,995
Total	70,167	68,696

Total	$92,945	$91,320
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled. This table excludes the 504 Fund mutual fund investment.
At December 31, 2017 and 2016, investment securities with a fair market value of $2.5 million and $1.2 million, respectively, were pledged to the Company's trust department for uninsured trust assets held by the trust department and $100 thousand was pledged to the Ohio State Treasurer to allow the Company's trust department to conduct business in the State of Ohio. In addition, $1.5 million, was pledged to secure a line of credit with the Company’s correspondent bank at December 31, 2016.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 5. Loans Held for Investment and Allowance for Loan and Lease Losses
Loan and Lease Portfolio Segments
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Loans and leases consist of the following:

	December 31, 2017	December 31, 2016
Commercial & Industrial
Agriculture	$3,274	$1,714
Death Care Management	13,495	9,684
Healthcare	43,301	37,270
Independent Pharmacies	99,920	83,677
Registered Investment Advisors	93,770	68,335
Veterinary Industry	46,387	38,930
Other Industries	184,903	94,836
Total	485,050	334,446
Construction & Development
Agriculture	34,188	32,372
Death Care Management	6,119	3,956
Healthcare	49,770	30,467
Independent Pharmacies	1,496	2,013
Registered Investment Advisors	376	294
Veterinary Industry	13,184	11,514
Other Industries	58,120	31,715
Total	163,253	112,331
Commercial Real Estate
Agriculture	46,717	5,591
Death Care Management	67,381	52,510
Healthcare	126,631	114,281
Independent Pharmacies	19,028	15,151
Registered Investment Advisors	11,789	11,462
Veterinary Industry	113,932	102,906
Other Industries	134,172	46,245
Total	519,650	348,146
Commercial Land
Agriculture	178,897	113,569
Total	178,897	113,569
Total Loans and Leases [1]	1,346,850	908,492
Net Deferred Costs	8,545	7,648
Discount on SBA 7(a) and USDA Unguaranteed [2]	(11,422)	(8,574)
Loans and Leases, Net of Unearned	$1,343,973	$907,566

1	Total loans and leases include $99.7 million and $37.7 million of U.S. government guaranteed loans as of December 31, 2017 and December 31, 2016, respectively.

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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following tables summarize the risk grades of each category:

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
December 31, 2017
Commercial & Industrial
Agriculture	$3,052	$222	$—	$3,274
Death Care Management	13,371	117	7	13,495
Healthcare	36,530	2,246	4,525	43,301
Independent Pharmacies	86,152	5,541	8,227	99,920
Registered Investment Advisors	90,911	2,134	725	93,770
Veterinary Industry	42,313	1,704	2,370	46,387
Other Industries	184,540	363	—	184,903
Total	456,869	12,327	15,854	485,050
Construction & Development
Agriculture	31,738	2,450	—	34,188
Death Care Management	6,119	—	—	6,119
Healthcare	47,813	699	1,258	49,770
Independent Pharmacies	1,496	—	—	1,496
Registered Investment Advisors	376	—	—	376
Veterinary Industry	13,184	—	—	13,184
Other Industries	58,120	—	—	58,120
Total	158,846	3,149	1,258	163,253
Commercial Real Estate
Agriculture	46,717	—	—	46,717
Death Care Management	60,671	3,881	2,829	67,381
Healthcare	112,321	9,992	4,318	126,631
Independent Pharmacies	15,641	1,825	1,562	19,028
Registered Investment Advisors	11,649	140	—	11,789
Veterinary Industry	97,065	2,948	13,919	113,932
Other Industries	133,493	679	—	134,172
Total	477,557	19,465	22,628	519,650
Commercial Land
Agriculture	176,811	2,086	—	178,897
Total	176,811	2,086	—	178,897
Total[1]	$1,270,083	$37,027	$39,740	$1,346,850

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
December 31, 2016
Commercial & Industrial
Agriculture	$1,656	$58	$—	$1,714
Death Care Management	9,452	121	111	9,684
Healthcare	28,723	681	7,866	37,270
Independent Pharmacies	73,948	6,542	3,187	83,677
Registered Investment Advisors	65,297	2,246	792	68,335
Veterinary Industry	34,407	1,967	2,556	38,930
Other Industries	94,736	100	—	94,836
Total	308,219	11,715	14,512	334,446
Construction & Development
Agriculture	32,061	—	311	32,372
Death Care Management	3,956	—	—	3,956
Healthcare	30,467	—	—	30,467
Independent Pharmacies	2,013	—	—	2,013
Registered Investment Advisors	294	—	—	294
Veterinary Industry	9,725	1,789	—	11,514
Other Industries	31,715	—	—	31,715
Total	110,231	1,789	311	112,331
Commercial Real Estate
Agriculture	5,591	—	—	5,591
Death Care Management	46,427	4,314	1,769	52,510
Healthcare	103,097	7,142	4,042	114,281
Independent Pharmacies	12,654	1,968	529	15,151
Registered Investment Advisors	11,462	—	—	11,462
Veterinary Industry	88,168	3,995	10,743	102,906
Other Industries	46,245	—	—	46,245
Total	313,644	17,419	17,083	348,146
Commercial Land
Agriculture	112,333	1,138	98	113,569
Total	112,333	1,138	98	113,569
Total[1]	$844,427	$32,061	$32,004	$908,492

1
Total loans and leases include $99.7 million of U.S. government guaranteed loans as of December 31, 2017, segregated by risk grade as follows: Risk Grades 1 – 4 = $65.0 million, Risk Grade 5 = $6.7 million, Risk Grades 6 – 8 = $28.0 million. As of December 31, 2016 total loans and leases include $37.7 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $8.7 million, Risk Grade 5 = $7.7 million, Risk Grades 6 – 8 = $21.3 million.

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

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
December 31, 2017
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$3,274	$3,274	$—
Death Care Management	—	—	—	—	—	13,495	13,495	—
Healthcare	788	131	14	3,004	3,937	39,364	43,301	—
Independent Pharmacies	236	2,930	1,349	3,376	7,891	92,029	99,920	—
Registered Investment Advisors	—	321	—	—	321	93,449	93,770	—
Veterinary Industry	212	594	508	797	2,111	44,276	46,387	—
Other Industries	—	—	—	—	—	184,903	184,903	—
Total	1,236	3,976	1,871	7,177	14,260	470,790	485,050	—
Construction & Development
Agriculture	—	—	—	—	—	34,188	34,188	—
Death Care Management	—	—	—	—	—	6,119	6,119	—
Healthcare	—	—	—	—	—	49,770	49,770	—
Independent Pharmacies	—	—	—	—	—	1,496	1,496	—
Registered Investment Advisors	—	—	—	—	—	376	376	—
Veterinary Industry	—	—	—	—	—	13,184	13,184	—
Other Industries	—	—	—	—	—	58,120	58,120	—
Total	—	—	—	—	—	163,253	163,253	—
Commercial Real Estate
Agriculture	—	—	—	—	—	46,717	46,717	—
Death Care Management	—	—	168	1,391	1,559	65,822	67,381	—
Healthcare	40	54	1,916	1,550	3,560	123,071	126,631	—
Independent Pharmacies	—	—	—	1,562	1,562	17,466	19,028	—
Registered Investment Advisors	—	—	—	—	—	11,789	11,789	—
Veterinary Industry	1,804	3,226	—	4,765	9,795	104,137	113,932	—
Other Industries	—	—	—	—	—	134,172	134,172	—
Total	1,844	3,280	2,084	9,268	16,476	503,174	519,650	—
Commercial Land
Agriculture	—	—	—	—	—	178,897	178,897	—
Total	—	—	—	—	—	178,897	178,897	—
Total[1]	$3,080	$7,256	$3,955	$16,445	$30,736	$1,316,114	$1,346,850	$—

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
December 31, 2016
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$1,714	$1,714	$—
Death Care Management	—	—	—	—	—	9,684	9,684	—
Healthcare	—	272	496	5,920	6,688	30,582	37,270	—
Independent Pharmacies	42	293	408	2,349	3,092	80,585	83,677	—
Registered Investment Advisors	—	—	—	—	—	68,335	68,335	—
Veterinary Industry	32	151	646	1,441	2,270	36,660	38,930	—
Other Industries	—	—	—	—	—	94,836	94,836	—
Total	74	716	1,550	9,710	12,050	322,396	334,446	—
Construction & Development
Agriculture	231	80	—	—	311	32,061	32,372	—
Death Care Management	—	—	—	—	—	3,956	3,956	—
Healthcare	—	—	—	—	—	30,467	30,467	—
Independent Pharmacies	—	—	—	—	—	2,013	2,013	—
Registered Investment Advisors	—	—	—	—	—	294	294	—
Veterinary Industry	—	—	—	—	—	11,514	11,514	—
Other Industries	—	—	—	—	—	31,715	31,715	—
Total	231	80	—	—	311	112,020	112,331	—
Commercial Real Estate
Agriculture	—	—	—	—	—	5,591	5,591	—
Death Care Management	—	—	188	1,423	1,611	50,899	52,510	—
Healthcare	—	—	3,180	45	3,225	111,056	114,281	—
Independent Pharmacies	—	—	—	529	529	14,622	15,151	—
Registered Investment Advisors	—	—	—	—	—	11,462	11,462	—
Veterinary Industry	898	3,981	737	5,158	10,774	92,132	102,906	—
Other Industries	—	—	—	—	—	46,245	46,245	—
Total	898	3,981	4,105	7,155	16,139	332,007	348,146	—
Commercial Land
Agriculture	58	40	—	—	98	113,471	113,569	—
Total	58	40	—	—	98	113,471	113,569	—
Total[1]	$1,261	$4,817	$5,655	$16,865	$28,598	$879,894	$908,492	$—

1
Total loans and leases include $99.7 million of U.S. government guaranteed loans as of December 31, 2017, of which $15.0 million is greater than 90 days past due, $7.4 million is 30-89 days past due and $77.3 million is included in current loans and leases as presented above. As of December 31, 2016, total loans and leases include $37.7 million of U.S. government guaranteed loans, of which $13.7 million is greater than 90 days past due, $6.8 million is 30-89 days past due and $17.2 million is included in current loans and leases as presented above.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Nonaccrual Loans and Leases
Loans and leases that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans and leases had been accrued in accordance with the original terms, interest income would have increased by approximately $1.1 million, $622 thousand and $794 thousand for the years ended December 31, 2017, 2016, and 2015, respectively. All nonaccrual loans and leases are included in the held for investment portfolio.
Nonaccrual loans and leases as of December 31, 2017 and December 31, 2016 are as follows:

December 31, 2017	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$3,806	$3,235	$571
Independent Pharmacies	4,961	3,906	1,055
Veterinary Industry	1,517	1,478	39
Total	10,284	8,619	1,665
Commercial Real Estate
Death Care Management	1,559	1,237	322
Healthcare	3,506	2,719	787
Independent Pharmacies	1,562	1,562	—
Veterinary Industry	6,569	5,733	836
Total	13,196	11,251	1,945
Total	$23,480	$19,870	$3,610

December 31, 2016	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$6,416	$5,152	$1,264
Independent Pharmacies	2,799	2,204	595
Veterinary Industry	2,119	2,079	40
Total	11,334	9,435	1,899
Construction & Development
Agriculture	231	173	58
Total	231	173	58
Commercial Real Estate
Death Care Management	1,611	1,263	348
Healthcare	3,225	2,731	494
Independent Pharmacies	529	—	529
Veterinary Industry	6,793	5,395	1,398
Total	12,158	9,389	2,769
Commercial Land
Agriculture	58	—	58
Total	58	—	58
Total	$23,781	$18,997	$4,784

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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
The Company’s policy for impaired loan accounting subjects all loans and leases to impairment recognition; however, loan and lease relationships with unguaranteed credit exposure of less than $100,000 are generally not evaluated on an individual basis for impairment and instead are evaluated collectively using a methodology based on historical specific reserves on similar sized loans or leases. Any loan or lease not meeting the above criteria and determined to be impaired is subjected to an impairment analysis, which is a calculation of the probable loss on the loan or lease. This portion is the loan’s “impairment,” and is established as a specific reserve against the loan or lease, or charged against the ALLL.
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
For impaired loans and leases, the reserve amount is calculated on a loan or lease-specific basis. The Company utilizes two methods of analyzing impaired loans and leases not guaranteed by the SBA:

•
The Fair Market Value of Collateral method utilizes the value at which the collateral could be sold considering the appraised value, appraisal discount rate, prior liens and selling costs. The amount of the reserve is the deficit of the estimated collateral value compared to the loan or lease balance.

•	The Present Value of Future Cash Flows method takes into account the amount and timing of cash flows and the effective interest rate used to discount the cash flows.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following tables detail activity in the allowance for loan and lease losses by portfolio segment allowance for the periods presented:

	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
December 31, 2017
Beginning Balance	$1,693	$5,897	$8,413	$2,206	$18,209
Charge offs	—	(1,177)	(2,617)	(58)	(3,852)
Recoveries	—	191	101	5	297
Provision	337	4,269	4,854	76	9,536
Ending Balance	$2,030	$9,180	$10,751	$2,229	$24,190

December 31, 2016
Beginning Balance	$1,064	$2,486	$2,766	$1,099	$7,415
Charge offs	—	(707)	(1,464)	(63)	(2,234)
Recoveries	—	6	486	—	492
Provision	629	4,112	6,625	1,170	12,536
Ending Balance	$1,693	$5,897	$8,413	$2,206	$18,209

December 31, 2015
Beginning Balance	$586	$2,291	$1,369	$161	$4,407
Charge offs	—	(164)	(978)	—	(1,142)
Recoveries	—	131	213	—	344
Provision	478	228	2,162	938	3,806
Ending Balance	$1,064	$2,486	$2,766	$1,099	$7,415
The following tables detail the recorded allowance for loan and lease losses and the investment in loans and lease related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

December 31, 2017	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$157	$1,502	$1,126	$—	$2,785
Loans and leases collectively evaluated for impairment[2]	1,873	7,678	9,625	2,229	21,405
Total allowance for loan and lease losses	$2,030	$9,180	$10,751	$2,229	$24,190
Loans and leases receivable [1]:
Loans and leases individually evaluated for impairment	$1,237	$17,105	$8,672	$—	$27,014
Loans and leases collectively evaluated for impairment[2]	162,016	502,545	476,378	178,897	1,319,836
Total loans and leases receivable	$163,253	$519,650	$485,050	$178,897	$1,346,850

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2016	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$—	$1,496	$1,458	$—	$2,954
Loans and leases collectively evaluated for impairment[2]	1,693	4,401	6,955	2,206	15,255
Total allowance for loan and lease losses	$1,693	$5,897	$8,413	$2,206	$18,209
Loans and Leases Receivable [1]:
Loans and leases individually evaluated for impairment	$—	$16,359	$6,884	$—	$23,243
Loans and leases collectively evaluated for impairment[2]	112,331	331,787	327,562	113,569	885,249
Total loans and leases receivable	$112,331	$348,146	$334,446	$113,569	$908,492

1
Loans and leases receivable includes $99.7 million of U.S. government guaranteed loans as of December 31, 2017, of which $28.1 million are impaired. As of December 31, 2016, loans and leases receivable includes $37.7 million of U.S. government guaranteed loans, of which $22.1 million are considered impaired.

2
Included in loans and leases collectively evaluated for impairment are impaired loans and leases with individual unguaranteed exposure of less than $100 thousand. As of December 31, 2017, these balances totaled $14.8 million, of which $13.2 million are guaranteed by the U.S. government and $1.6 million are unguaranteed. As of December 31, 2016, these balances totaled $12.3 million, of which $10.0 million are guaranteed by the U.S. government and $2.3 million are unguaranteed. The allowance for loan and lease losses associated with these loans and leases totaled $279 thousand and $438 thousand as of December 31, 2017 and December 31, 2016, respectively.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Loans and leases classified as impaired as of the dates presented are summarized in the following tables.

December 31, 2017	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$7	$—	$7
Healthcare	4,551	3,235	1,316
Independent Pharmacies	8,571	6,356	2,215
Registered Investment Advisors	733	—	733
Veterinary Industry	2,762	2,001	761
Total	16,624	11,592	5,032
Construction & Development
Healthcare	1,237	944	293
Total	1,237	944	293
Commercial Real Estate
Death Care Management	2,831	1,237	1,594
Healthcare	4,315	2,967	1,348
Independent Pharmacies	1,562	1,562	—
Veterinary Industry	15,266	9,768	5,498
Total	23,974	15,534	8,440
Commercial Land
Agriculture	—	—	—
Total	—	—	—
Total	$41,835	$28,070	$13,765

December 31, 2016	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$111	$—	$111
Healthcare	7,923	5,453	2,470
Independent Pharmacies	3,514	2,495	1,019
Registered Investment Advisors	796	—	796
Veterinary Industry	2,882	2,199	683
Total	15,226	10,147	5,079
Construction & Development
Agriculture	300	233	67
Total	300	233	67
Commercial Real Estate
Death Care Management	1,768	1,264	504
Healthcare	4,044	2,985	1,059
Independent Pharmacies	528	—	528
Veterinary Industry	13,561	7,518	6,043
Total	19,901	11,767	8,134
Commercial Land
Agriculture	91	—	91
Total	91	—	91
Total	$35,518	$22,147	$13,371

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table presents evaluated balances of loans and leases classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan and lease fees or costs.

	December 31, 2017
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Death Care Management	$—	$7	$7	$7	$—
Healthcare	3,521	1,030	4,551	5,643	165
Independent Pharmacies	8,154	417	8,571	9,078	521
Registered Investment Advisors	662	71	733	725	504
Veterinary Industry	2,505	257	2,762	3,113	182
Total	14,842	1,782	16,624	18,566	1,372
Construction & Development
Healthcare	1,237	—	1,237	1,258	157
Total	1,237	—	1,237	1,258	157
Commercial Real Estate
Death Care Management	2,221	610	2,831	2,964	260
Healthcare	3,717	598	4,315	4,332	192
Independent Pharmacies	1,562	—	1,562	1,933	8
Veterinary Industry	13,711	1,555	15,266	16,584	1,075
Total	21,211	2,763	23,974	25,813	1,535
Commercial Land
Agriculture	—	—	—	58	—
Total	—	—	—	58	—
Total Impaired Loans and Leases	$37,290	$4,545	$41,835	$45,695	$3,064

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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

	December 31, 2017		December 31, 2016		December 31, 2015
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$8	$—	$112	$1	$—	$—
Healthcare	6,101	53	7,513	81	3,375	276
Independent Pharmacies	6,018	100	2,570	76	1,701	148
Registered Investment Advisors	759	50	817	22	—	—
Veterinary Industry	2,523	45	2,537	35	2,029	109
Total	15,409	248	13,549	215	7,105	533
Construction & Development
Agriculture	—	—	317	—	—	—
Healthcare	1,240	11	—	—	—	—
Total	1,240	11	317	—	—	—
Commercial Real Estate
Death Care Management	2,882	50	1,789	7	1,420	—
Healthcare	4,381	49	4,093	41	1,403	—
Independent Pharmacies	1,708	—	538	3	—	—
Veterinary Industry	14,605	536	13,554	336	10,870	556
Other Industries	—	—	—	—	—	—
Total	23,576	635	19,974	387	13,693	556
Commercial Land
Agriculture	113	—	294	—	—	—
Total	113	—	294	—	—	—
Total	$40,338	$894	$34,134	$602	$20,798	$1,089

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table represent the types of TDRs that were made during the periods presented:

	December 31, 2017			December 31, 2016			December 31, 2015
	All Restructurings			All Restructurings			All Restructurings
	Number of Loans and Leases	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans and Leases	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans and Leases	Pre- modification Recorded Investment	Post- modification Recorded Investment
Interest Only
Commercial & Industrial
Healthcare	—	$—	$—	—	$—	$—	3	$1,087	$1,087
Commercial Real Estate
Healthcare	—	—	—	—	—	—	1	94	94
Total Interest Only	—	—	—	—	—	—	4	1,181	1,181
Extended Amortization
Commercial & Industrial
Independent Pharmacies	—	—	—	—	—	—	2	322	308
Total Extended Amortization	—	—	—	—	—	—	2	322	308
Payment Deferral and Extended Amortization
Commercial & Industrial
Independent Pharmacies	1	262	262	—	—	—	—	—	—
Total Payment Deferral and Extended Amortization	1	262	262	—	—	—	—	—	—
Payment Deferral
Commercial & Industrial
Veterinary Industry	2	559	559	1	420	420	—	—	—
Healthcare	—	—	—	1	440	440	—	—	—
Total Payment Deferral	2	559	559	2	860	860	—	—	—
Total	3	$821	$821	2	$860	$860	6	$1,503	$1,489
Concessions made to improve a loan and lease’s performance have varying degrees of success. During the twelve months ended December 31, 2017, one TDR that was modified within the twelve months ended December 31, 2017 subsequently defaulted. This TDR was a commercial and industrial independent pharmacy loan that was previously modified for payment deferral and extended amortization. The recorded investment for this TDR at December 31, 2017 was $1.1 million. During the twelve months ended December 31, 2016, one TDR that was modified within the twelve months ended December 31, 2016 subsequently defaulted. This TDR was a commercial and industrial healthcare loan that was previously modified for payment deferral. There was no recorded investment for this TDR at December 31, 2016. No TDRs that were modified within the previous twelve months ending December 31, 2015 subsequently defaulted.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 6. Servicing Assets
Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.44 billion, $2.22 billion and $1.78 billion at December 31, 2017,2016 and 2015, respectively. The unpaid principal balance for all loans serviced for others was $2.54 billion, $2.35 billion and $1.94 billion at December 31, 2017, 2016 and 2015, respectively.
The following summarizes the activity pertaining to servicing rights:

	2017	2016
Balance at beginning of period	$51,994	$44,230
Additions, net	14,028	16,584
Fair value changes:
Due to changes in valuation inputs or assumptions	(2,722)	(955)
Decay due to increases in principal paydowns or runoff	(11,002)	(7,865)
Balance at end of period	$52,298	$51,994
The fair value of servicing rights was determined using discount rates ranging from 0.00% to 15.40% on December 31, 2017, and 8.70% to 13.90% on December 31, 2016. The fair value of servicing rights was determined using prepayment speeds ranging from 0.00% to 11.50% on December 31, 2017 and 2.40% to 9.80% on December 31, 2016, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing revenue and revaluation within the consolidated statements of income.
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
Note 7. Premises, Equipment and Leases
Components of Premises and Equipment
Components of premises and equipment and total accumulated depreciation at December 31, 2017 and 2016 are as follows:

	2017	2016
Buildings	$21,875	$21,713
Land improvements	3,566	3,524
Furniture and equipment	10,391	9,735
Computers and software	561	444
Leasehold improvements	7,539	612
Land	8,650	3,749
Transportation	44,863	23,470
Solar panels	90,640	—
Deposits on fixed assets	6,534	10,320
Premises and equipment, total	194,619	73,567
Less accumulated depreciation	(15,829)	(8,906)
Premises and equipment, net of depreciation	$178,790	$64,661

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Deposits on fixed assets consist primarily of preliminary costs related the Company's planned third building and parking deck at its headquarters campus and initial deposit on a new airplane. Outstanding contract commitments for the new airplane purchase is $25.5 million with the final purchase payments expected in the second quarter of 2019. Depreciation expense for the years ended December 31, 2017, 2016 and 2015 amounted to $9.6 million, $4.2 million and $2.9 million, respectively.
Lease Obligations
Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2017 pertaining to Company premises and equipment, future minimum rent commitments under various operating leases are as follows:

Year	Amount
2018	$964
2019	793
2020	380
2021	232
2022	237
Thereafter	230
Total	$2,836
Certain leases contain renewal options for various additional terms after the expiration of the current lease term. Lease payments for the renewal period are not included in the future minimum lease table above.
The Company’s total rent expense related to the aforementioned leases for 2017, 2016, and 2015 was $848 thousand, $632 thousand and $385 thousand, respectively.
Note 8. Deposits
The types of deposits at December 31, 2017 and 2016 are:

	2017	2016
Noninterest-bearing deposits	$57,868	$27,990
Interest-bearing deposits:
Interest-bearing checking	36,978	27,402
Money market	188,146	489,978
Savings	696,989	—
Time deposits	1,280,282	939,706
Total	2,202,395	1,457,086
Total deposits	$2,260,263	$1,485,076

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2017 and 2016 was approximately $234.4 million and $253.7 million, respectively. At December 31, 2017 the scheduled maturities of total time deposits are as follows:

Year	Amount
2018	$892,164
2019	116,615
2020	105,746
2021	66,420
2022	23,263
Thereafter	76,074
Total	$1,280,282
There were no pledged certificates of deposit as of December 31, 2017 and December 31, 2016.
Note 9. Borrowings
Total outstanding short and long term borrowings consisted of the following:

	December 31, 2017	December 31, 2016
Short term borrowings
On October 20, 2017, the Company entered into a revolving line of credit of $20 million with an unaffiliated commercial bank. The note is unsecured and accrues interest at LIBOR plus 1.750% for a term of 12 months. Payments are interest only with all principal and accrued interest due on October 19, 2018. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. No advances have been made to this line of credit and there is $20 million of available credit remaining at December 31, 2017.	$—	$—
Total short term borrowings	$—	$—

	December 31, 2017	December 31, 2016
Long term borrowings
On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive main campus for a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main facility location. Payments were interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments of $146 thousand began in October 2016 with all principal and accrued interest due on September 11, 2021. The construction line is fully disbursed and there was no remaining available credit on this construction line at December 31, 2017.
	$22,990	$23,864
On February 23, 2015, the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The interest rate at December 31, 2017 is 5.25%. The maturity date is October 5, 2019. The pledged collateral is classified in other assets with a fair value of $3.6 million at December 31, 2017. Underlying loans carry a risk grade of 3 and are current with no delinquencies.
	3,574	3,979
On September 18, 2014, the Company entered into a note payable revolving line of credit of $8.1 million with an unaffiliated commercial bank. On April 18, 2017, the Company renewed and increased the revolving line of credit to $25 million. The note is unsecured and accrues interest at Prime minus 0.50% for a term of 24 months. Payments are interest only with all principal and accrued interest due on April 30, 2019. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. This line of credit was paid in full on August 25, 2017, and there is $25 million of available credit remaining at December 31, 2017.
	—	—
Total long term borrowings	$26,564	$27,843

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $47.5 million and $26.5 million as of December 31, 2017 and 2016. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of December 31, 2017 or 2016.
The Company has entered into a repurchase agreement with a third party for up to $5 million as of December 31, 2017 and 2016. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of December 31, 2017 and 2016.
The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $348.5 million and $281.3 million as of December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Company had approximately $189.1 million and $142.7 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of December 31, 2017 or 2016.
Note 10. Income Taxes
The components of income tax expense for the years ended December 31 are as follows:

	2017	2016	2015
Current income tax (benefit) expense:
Federal	$(15,424)	$6,487	$11,387
State	1,162	1,244	1,472
Total current tax (benefit) expense	(14,262)	7,731	12,859
Deferred income tax (benefit) expense:
Federal	8,389	(3,848)	992
State	3,628	(440)	(56)
Total deferred tax (benefit) expense	12,017	(4,288)	936
Income tax (benefit) expense, as reported	$(2,245)	$3,443	$13,795
Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes for the years ended December 31, 2017, 2016 and 2015 as follows:

	2017	2016	2015
Income tax expense computed at the statutory rate	$34,389	$6,023	$12,039

State income tax, net of federal benefit	3,114	523	920
Stock-based compensation expense	(380)	768	423
Change in U.S. tax rate	(18,921)	—	—
Other	62	525	413
Decrease in taxes due to investment tax credit	(20,509)	(4,396)	—
Total income tax expense	$(2,245)	$3,443	$13,795
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%. The 21% tax rate positively impacted 2017 due to the revaluation of the Company’s deferred tax assets and liabilities. As such, the Company recorded a provisional net tax benefit of $18.9 million.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. The Company has recorded a provisional amount in the consolidated financial statements and expects the accounting to be completed during the fourth quarter of 2018. The final amount may differ from the provisional amount due to additional analysis, regulatory guidance that may be issued or changes in interpretation.
Components of deferred tax assets and liabilities are as follows:

	2017	2016	2015
Deferred tax assets:
Tax credit carryforwards	$20,272	$—	$—
Allowance for loan and lease losses	5,806	6,828	2,780
Mark to market on loans held for sale	5,751	—	—
Stock-based compensation expense	1,872	3,877	—
Goodwill and intangibles	1,259	—	—
Accrued expenses	375	725	505
Other	1,062	1,395	734
Total deferred tax assets	36,397	12,825	4,019

Deferred tax liabilities:
Investment in joint venture	16,320	—	—
Unguaranteed loan discount	6,615	4,644	4,083
Premises and equipment	24,112	7,193	3,952
Deferred loan fees and costs, net	1,139	1,321	892
Other	323	—	—
Total deferred tax liabilities	48,509	13,158	8,927
Net deferred tax liability	$12,112	$333	$4,908
The Company has recorded a deferred tax asset of $20.3 million related to tax credit carryforwards which will expire in 2037.
The Company does not have any material uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2017, 2016 and 2015. The Company files a consolidated income tax return in the U.S. federal tax jurisdiction.
Note 11. Fair Value of Financial Instruments
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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
Recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2017	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$22,624	$—	$22,624	$—
Residential mortgage-backed securities	68,696	—	68,696	—
Mutual fund	2,035	—	2,035	—
Servicing assets[1]	52,298	—	—	52,298
Total assets at fair value	$145,653	$—	$93,355	$52,298

Contingent consideration liability[2]	$1,900	$—	$—	$1,900
Total liabilities at fair value	$1,900	$—	$—	$1,900

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2016	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$17,823	$—	$17,823	$—
Residential mortgage-backed securities	51,273	—	51,273	—
Mutual fund	1,960	—	1,960	—
Servicing assets[1]	51,994	—	—	51,994
Total assets at fair value	$123,050	$—	$71,056	$51,994

1	See Note 6 for a rollforward of recurring Level 3 fair values for servicing assets.

2	See Note 2 for activity related to the recurring Level 3 fair value for the contingent consideration liability and various assumptions used in the fair value measurement.
Non-recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

December 31, 2017	Total	Level 1	Level 2	Level 3
Impaired loans	$34,493	$—	$—	$34,493
Foreclosed assets	1,281	—	—	1,281
Total assets at fair value	$35,774	$—	$—	$35,774

December 31, 2016	Total	Level 1	Level 2	Level 3
Impaired loans	$27,815	$—	$—	$27,815
Foreclosed assets	1,648	—	—	1,648
Total assets at fair value	$29,463	$—	$—	$29,463
Level 3 Analysis
For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2017 and December 31, 2016 the significant unobservable inputs used in the fair value measurements were as follows:
December 31, 2017

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$34,493	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 25% Weighted average discount rate 6.26%
Foreclosed Assets	$1,281	Discounted appraisals	Appraisal adjustments (1)	10% to 37%
December 31, 2016

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$27,815	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	0% to 25% Weighted average discount rate 5.28%
Foreclosed Assets	$1,648	Discounted appraisals	Appraisal adjustments (1)	10% to 35%

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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
Loans and leases held for investment: For variable-rate loans and leases that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans and leases are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans and leases with similar terms to borrowers of similar credit quality. Loan and lease fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

December 31, 2017	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$295,271	$295,271	$—	$—	$295,271
Certificates of deposit with other banks	3,000	2,993	—	—	2,993
Investment securities, available-for-sale	93,355	—	93,355	—	93,355
Loans held for sale	680,454	—	—	706,972	706,972
Loans and leases, net of allowance for loan and lease losses	1,319,783	—	—	1,319,615	1,319,615
Servicing assets	52,298	—	—	52,298	52,298
Accrued interest receivable	10,160	10,160	—	—	10,160
Financial liabilities
Deposits	2,260,263	—	2,232,370	—	2,232,370
Accrued interest payable	367	367	—	—	367
Long term borrowings	26,564	—	—	27,390	27,390

December 31, 2016	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$238,008	$238,008	$—	$—	$238,008
Certificates of deposit with other banks	7,250	7,236	—	—	7,236
Investment securities, available-for-sale	71,056	—	71,056	—	71,056
Loans held for sale	394,278	—	—	397,391	397,391
Loans and leases, net of allowance for loan and lease losses	889,357	—	—	873,158	873,158
Servicing assets	51,994	—	—	51,994	51,994
Accrued interest receivable	7,520	7,520	—	—	7,520
Financial liabilities
Deposits	1,485,076	—	1,469,173	—	1,469,173
Accrued interest payable	319	319	—	—	319
Long term borrowings	27,843	—	—	29,559	29,559
Note 12. Commitments and Contingencies
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

	December 31, 2017	December 31, 2016
Commitments to extend credit	$1,701,137	$1,342,271
Standby letters of credit	2,298	343
Solar purchase commitments	106,921	—
Airplane purchase agreement commitments	25,450	21,500
Total unfunded off-balance sheet credit risk	$1,835,806	$1,364,114
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
Solar purchase commitments are to purchase solar assets to fulfill leasing obligations.
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
As of December 31, 2017 and 2016, the Company had commitments for on-balance sheet instruments in the amount of $3.5 million and $4.9 million, respectively.
Concentrations of Credit Risk
Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained exposure exceeds $7.5 million, except for nine relationships that have a retained unguaranteed exposure of $101.7 million of which $70.0 million of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments due under non-cancelable operating leases totaling $61.0 million, of which $43.4 million is due from three relationships.
The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 13. Benefit Plans
Defined Contribution Plan
The Company maintains an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who are at least 21 years of age and have completed one month of service. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Company makes certain matching contributions and may make additional contributions at the discretion of the board of directors. Company expense relating to the plan for the years ended December 31, 2017, 2016, and 2015 amounted to $2.5 million, $2.0 million and $1.4 million, respectively.
Flexible Benefits Plan
The Company maintains a Flexible Benefits Plan which covers substantially all employees. Participants may set aside pre-tax dollars to provide for future expenses such as dependent care.
Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan (2014 ESPP) on October 8, 2014. On May 24, 2016, the 2014 ESPP was amended and the Amended and Restated Employee Stock Purchase Plan became effective (ESPP), within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under this plan, eligible employees are able to purchase available shares with post-tax dollars as of the grant date. In order for employees to be eligible to participate in this plan they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand in fair market value per employee per calendar year. Options to purchase shares under the ESPP are granted at a 15% discount to fair market value. Expense recognized in relation to the ESPP was $79 thousand in fiscal year 2017. There were no ESPP purchases during 2015 or 2016.
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
On March 20, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan which replaced the previously existing Amended Incentive Stock Option Plan and Nonstatutory Stock Option Plan. Subsequently on May 24, 2016, the 2015 Omnibus Stock Incentive Plan (the "Plan") was amended and restated to authorize awards covering a maximum of 7,000,000 common voting shares and has an expiration date of March 20, 2025. Options or restricted shares granted under the the Plan expire no more than 10 years from date of grant. Exercise prices under the Plan are set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Options or restricted shares vest over a minimum of three years from the date of the grant.
Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the years ended December 31, 2017, 2016, and 2015 the Company recognized $1.7 million, $2.3 million, and $1.3 million in compensation expense for stock options, respectively.
Stock option activity under the Plan during the year ended December 31, 2017 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,478,208	$11.51
Exercised	109,010	9.41
Forfeited	310,739	14.37
Granted	—	—
Outstanding at December 31, 2017	3,058,459	$11.30	7.04 years	$38,398,463
Exercisable at December 31, 2017	693,460	$10.43	6.83 years	$9,308,406

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following is a summary of non-vested stock option activity for the Company for the years ended December 31, 2017, 2016, and 2015.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	1,704,230	$1.18
Granted	2,088,316	6.81
Vested	173,180	0.88
Forfeited	225,925	2.66
Non-vested at December 31, 2015	3,393,441	4.56
Granted	169,987	6.58
Vested	372,515	4.41
Forfeited	174,813	3.06
Non-vested at December 31, 2016	3,016,100	4.78
Granted	—	—
Vested	340,362	4.36
Forfeited	310,739	6.25
Non-vested at December 31, 2017	2,364,999	$4.65
The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $1.5 million, $590 thousand, and $445 thousand, respectively.
At December 31, 2017, unrecognized compensation costs relating to stock options amounted to $8.8 million which will be recognized over a weighted average period of 2.70 years.
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
There were no options granted in 2017.
Weighted average assumptions used for options granted during the the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Risk free rate	1.56%	1.95%
Dividend yield	0.05%	1.00%
Volatility	44.20%	43.53%
Average life (in years)	7	4-7

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Restricted Stock Plan
In 2010, the Company adopted a Restricted Stock Plan. Under this plan, a total of 1,350,000 shares of Common Stock were available for issuance to eligible employees. Restricted stock grants vest in equal installments over a two to four year period from the date of the grant. During 2015, 65,122 restricted shares at a weighted average grant date fair value of $16.10 per share were granted under the 2015 Omnibus Stock Incentive Plan which replaced the previously existing Restricted Stock Plan. During 2016, 2,962,486 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $9.76 per share, of which 2,872,000 restricted stock units had market price conditions or non-market-related performance criteria restrictions. During 2017, 340,318 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $17.00 per share, of which 233,791 restricted stock units had market price conditions or non-market-related performances criteria restrictions.
The fair value of each restricted stock unit is based on the market value of the Company’s stock on the date of the grant. Restricted stock awards are authorized in the form of restricted stock awards or units ("RSUs") and restricted stock awards or units with a market price condition ("Market RSUs").
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
The following is a summary of non-vested RSU stock activity for the Company for the year ended December 31, 2017.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	134,969	$14.96
Granted	106,527	23.71
Vested	39,002	15.45
Forfeited	20,680	14.55
Non-vested at December 31, 2017	181,814	$20.03
During 2016 and 2015, the Company granted 597,986 and 65,122 RSUs, respectively. The weighted average grant date fair value for RSUs granted in 2016 and 2015 were $15.61 and $16.10, respectively.
For the years ended December 31, 2017, 2016, and 2015 the Company recognized $741 thousand, $8.5 million, and $148 thousand in compensation expense for RSUs, respectively.
At December 31, 2017, unrecognized compensation costs relating to RSUs amounted to $3.2 million which will be recognized over a weighted average period of 4.54 years.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

The following is a summary of non-vested Market RSU stock activity for the Company for the year ended December 31, 2017.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	2,364,500	$8.28
Granted	233,791	13.94
Vested	—	—
Forfeited	65,483	9.17
Non-vested at December 31, 2017	2,532,808	$8.78
During 2016, the Company granted 2,364,500 Market RSUs with a weighted average grant date fair value of $8.28.
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
For the year ended December 31, 2017 and 2016, the Company recognized $5.0 million and $1.2 million, respectively, in compensation expense for Market RSUs.
At December 31, 2017, unrecognized compensation costs relating to Market RSUs amounted to $16.2 million which will be recognized over a weighted average period of 3.01 years.
Employee/Outside Director Bonus Plan
In 2014, the Company adopted a Bonus Plan whereby eligible employees and outside directors were qualified to receive quarterly and annual bonus payments based on each individual’s base pay/annual director fees and the profitability of the Company. In 2016, the Company approved a revised Incentive Compensation Plan and the payout criteria was adjusted for exceeding thresholds based on certain performance metrics and the profitability of the Company and applied to full-time employees only. Total expenses related to the bonus plan for employees were $3.2 million, $2.9 million, and $3.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. Total expenses related to the bonus plan for outside directors was $14 thousand for the year ended December 31, 2015. For 2016 and 2017, this plan no longer applied to outside directors.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 14. Regulatory Matters
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
The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined). Management believes, as of December 31, 2017 and 2016 that the Company and the Bank meet all capital adequacy requirements to which they are subject.
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
As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Capital amounts and ratios as of December 31, 2017 and 2016, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2017
Common Equity Tier 1
(to Risk-Weighted Assets)	$390,816	17.81%	$98,764	4.50%	$142,659	6.50%
Total Capital
(to Risk-Weighted Assets)	$415,006	18.91%	$175,580	8.00%	$219,475	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$390,816	17.81%	$131,685	6.00%	$175,580	8.00%
Tier 1 Capital
(to Average Assets)	$390,816	15.50%	$100,828	4.00%	$126,036	5.00%
Bank - December 31, 2017
Common Equity Tier 1
(to Risk-Weighted Assets)	$277,943	12.89%	$97,060	4.50%	$140,197	6.50%
Total Capital
(to Risk-Weighted Assets)	$302,385	14.02%	$172,551	8.00%	$215,688	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$277,943	12.89%	$129,413	6.00%	$172,551	8.00%
Tier 1 Capital
(to Average Assets)	$277,943	11.36%	$97,864	4.00%	$122,330	5.00%
Consolidated - December 31, 2016
Common Equity Tier 1
(to Risk-Weighted Assets)	$206,670	15.31%	$60,732	4.50%	$87,724	6.50%
Total Capital
(to Risk-Weighted Assets)	$223,559	16.56%	$107,968	8.00%	$134,960	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$206,670	15.31%	$80,976	6.00%	$107,968	8.00%
Tier 1 Capital
(to Average Assets)	$206,670	12.00%	$68,919	4.00%	$86,149	5.00%
Bank - December 31, 2016
Common Equity Tier 1
(to Risk-Weighted Assets)	$139,078	10.68%	$58,579	4.50%	$84,615	6.50%
Total Capital
(to Risk-Weighted Assets)	$155,423	11.94%	$104,141	8.00%	$130,177	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$139,078	10.68%	$78,106	6.00%	$104,141	8.00%
Tier 1 Capital
(to Average Assets)	$139,078	8.41%	$66,142	4.00%	$82,678	5.00%

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 15. Transactions with Related Parties
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
There were no related party loans at December 31, 2017 and 2016, other than those disclosed as secured borrowings in Note 9.
Deposits from related parties held by the Company at December 31, 2017 and 2016 amounted to $42.8 million and $24.4 million, respectively.
During the year ended December 31, 2016, the Company invested $75 thousand in Plexus Funds II and III, L.P. which is included in other assets in the consolidated balance sheets at December 31, 2017 and 2016 with a balance of $1.0 million. There were no additional investments in Plexus Funds II and III, L.P. during the year ended December 31, 2017. In May 2016, the Company committed to invest $2.5 million in Plexus Fund IV-C, L.P. which is included in other assets in the consolidated balance sheet at December 31, 2017 and 2016, with $188 thousand of the commitment invested during 2016 and an additional $375 thousand invested during 2017. A member of the Company’s board of directors is also a member of Plexus Capital, the administrator of Plexus Funds II, III and IV, L.P.
During the year ended December 31, 2016, the Company invested $1.0 million in DefenseStorm, Inc. ("DefenseStorm"), which is included in other assets in the consolidated balance sheets with a balance of $1.5 million at both December 31, 2017 and 2016. The Company holds voting and non-voting equity in DefenseStorm which is accounted for as a cost method investment. DefenseStorm provides a broad range of IT and cyber security solutions principally designed for financial institutions. As of December 31, 2017, the Company held approximately 7.9% of DefenseStorm on a fully diluted basis in the form of both voting and non-voting common equity, including approximately 4.0% voting control. Directors and officers of the Company and their affiliates collectively own approximately 9.8% of DefenseStorm on a fully diluted basis as of December 31, 2017. During 2017 and 2016, the Company had business transactions with DefenseStorm amounting to $405 thousand and $47 thousand, respectively, for cyber security event monitoring services.
During the year ended December 31, 2016, the Company invested $2.8 million in Finxact LLC ("Finxact"), a developer of core processing software and services for the banking industry, which is included in other assets in the consolidated balance sheet. At December 31, 2017, the Company holds approximately 18.8% of Finxact on a fully diluted basis in the form of both voting and non-voting equity, including approximately 14.1% voting control. This investment is accounted for as an equity method investment due to the Company's ability to exercise significant influence over financial and operating policies of Finxact. Certain officers and directors of the Company collectively own approximately 7.5% of Finxact on a fully diluted basis in the form of non-voting equity at December 31, 2017.
During the year ended December 31, 2017, the Company invested $1.5 million in Payrailz, LLC ("Payrailz"), an entity that provides digital payment services to the financial services industry, which is included in other assets in the consolidated balance sheet. At December 31, 2017, the Company holds approximately 16.0% of Payrailz on a fully diluted basis in the form of voting equity. This investment is accounted for as an equity method investment due to the Company's ability to exercise significant influence over financial and operating policies of Payrailz. Certain officers and directors of the Company collectively own approximately 4.3% of Payrailz on a fully diluted basis in the form of voting equity at December 31, 2017.
During the year ended December 31, 2017, the Company closed the digital banking joint venture between Live Oak Banking Company and First Data Corporation creating a new company called Apiture. See Note 3. Unconsolidated Joint Venture for further discussion. During 2017, the Company had business transactions with Apiture amounting to $304 thousand for professional services.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 16. Parent Company Only Financial Statements
The following balance sheets, statements of income and statements of cash flows for Live Oak Bancshares, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.
Balance Sheets

	2017	2016
Assets
Cash and cash equivalents	$54,502	$14,029
Investment in subsidiaries	351,647	174,957
Premises & equipment, net	33,948	30,290
Other assets	25,457	32,391
Total assets	$465,554	$251,667

Liabilities and Shareholders' Equity
Long term borrowings	$26,564	$27,843
Other liabilities	2,057	977
Total liabilities	28,621	28,820

Shareholders' equity:
Common stock	317,725	199,981
Retained earnings	120,241	23,518
Accumulated other comprehensive loss	(1,033)	(652)
Total equity	436,933	222,847
Total liabilities & shareholders' equity	$465,554	$251,667

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Statements of Income

	2017	2016	2015
Interest income	$5	$50	$70
Interest expense	1,210	964	1,156
Net interest loss	(1,205)	(914)	(1,086)
Noninterest income:
Dividends from banking subsidiary	—	—	4,205
Gain on sale of investment in non-consolidated affiliate	—	—	3,782
Other noninterest income	2,114	2,041	1,360
Total noninterest income	2,114	2,041	9,347
Noninterest expense:
Salaries and employee benefits	10,531	12,785	2,592
Professional services expense	1,192	675	812
Renewable energy tax credit investment impairment	690	3,197	—
Contingent consideration fair value adjustment	(4,350)	—	—
Other expense	2,588	2,076	1,719
Total noninterest expense	10,651	18,733	5,123
Net (loss) income before equity in undistributed income of subsidiaries	(9,742)	(17,606)	3,138
Income tax benefit	(320)	(10,065)	(41)
Net (loss) income	(9,422)	(7,541)	3,179
Equity in undistributed income of subsidiaries in excess of dividends from subsidiaries	109,921	21,305	17,422
Net income	100,499	13,764	20,601
Net loss attributable to noncontrolling interest	—	9	24
Net income attributable to Live Oak Bancshares, Inc.	$100,499	$13,773	$20,625

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Statements of Cash Flows

	2017	2016	2015
Cash flows from operating activities
Net income	$100,499	$13,764	$20,601
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries in excess of dividends of subsidiaries	(109,921)	(21,305)	(17,422)
Depreciation	1,188	1,173	739
Impairment on contingent consideration	(4,350)	—	—
Deferred income tax	(5,376)	(2,695)	582
Renewable energy tax credit investment impairment	690	3,197	—
Stock option based compensation expense	1,786	2,349	1,277
Restricted stock expense	5,717	9,724	148
Gain on sale of investment in non-consolidated affiliate	—	—	(3,782)
Business combination contingent consideration fair value adjustment	1,950	—	—
Net change in other assets	11,649	(17,930)	(8,785)
Net change in other liabilities	(820)	(358)	1,422
Net cash provided by (used in) operating activities	3,012	(12,081)	(5,220)
Cash flows from investing activities
Capital investment in subsidiaries	(55,240)	(45,870)	(28,250)
Net change in advances to subsidiaries	640	—	—
Business combination, net of cash acquired	(7,696)	—	—
Proceeds from sale of investment in non-consolidated affiliate	—	—	9,896
Capital contribution from non-controlling interest	—	—	22
Purchases of premises and equipment	(4,864)	(143)	(11,397)
Net cash used in investing activities	(67,160)	(46,013)	(29,729)
Cash flows from financing activities
Proceeds from long term borrowings	16,900	—	12,960
Repayments of long term borrowings	(26,279)	(532)	(26,609)
Proceeds from short term borrowings	8,100	—	—
Stock option exercises	1,026	401	239
Employee stock purchase program	445	—	—
Withholding cash issued in lieu of restricted stock	(4,891)	—	—
Sale of common stock, net	113,096	—	87,171
Shareholder dividend distributions	(3,776)	(2,737)	(2,732)
Net cash provided by (used in) financing activities	104,621	(2,868)	71,029
Net change in cash and cash equivalents	40,473	(60,962)	36,080
Cash and cash equivalents at beginning of year	14,029	74,991	38,911
Cash and cash equivalents at end of year	$54,502	$14,029	$74,991

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Note 17. Subsequent Events
Management has evaluated subsequent events through the date the financial statements were available to be issued and determined that the following events required disclosure:
Debt Repayment
On January 31, 2018, the Company repaid in full the $24.0 million construction line of credit with an unaffiliated commercial bank. The balance of the long term borrowing was $23.0 million at December 31, 2017. The payoff amount on January 31, 2018 was $23.2 million, including a $229 thousand prepayment penalty.
Investment Securities Purchase
On February 22, 2018, the Company purchased eighteen residential mortgage-backed securities for a total of $170.3 million with a weighted average book yield of 3.02% and an average life of 4.9 years.  These purchases are part of a strategic plan to enhance the Company’s contingent funding sources.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
Management's Report on Internal Control over Financial Reporting
As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be included in LOB’s definitive proxy statement for the 2018 Annual Meeting of Shareholders (the “Proxy Statement”), under the headings “Proposal 1: Election of Directors,” “Qualification of Directors,” “Executive Officers,” “Report of the Audit and Risk Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2017 fiscal year.

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
The information required by Item 14 will be included in the Proxy Statement under the heading “Proposal 3: Ratification of Independent Auditors” and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.
Financial Statements
Quarterly Financial Information
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements
(a)(3) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Live Oak Bancshares, Inc.
(Registrant)

Date: March 8, 2018	By:	/s/ James S. Mahan III
James S. Mahan III
Chairman and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date
/s/ James S. Mahan III
James S. Mahan III	March 8, 2018
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ S. Brett Caines
S. Brett Caines	March 8, 2018
Chief Financial Officer
(Principal Financial Officer)

/s/ J. Wesley Sutherland
J. Wesley Sutherland	March 8, 2018
Chief Accounting Officer
(Principal Accounting Officer)

/s/ William L. Williams III
William L. Williams III	March 8, 2018
Vice Chairman of the Board of Directors

/s/ William H. Cameron
William H. Cameron	March 8, 2018
Director

/s/ Diane B. Glossman
Diane B. Glossman	March 8, 2018
Director

/s/ Glen F. Hoffsis
Glen F. Hoffsis	March 8, 2018
Director

/s/ Howard K. Landis
Howard K. Landis	March 8, 2018
Director

/s/ Miltom E. Petty
Miltom E. Petty	March 8, 2018
Director

/s/ Jerald L. Pullins
Jerald L. Pullins	March 8, 2018
Director

/s/ Neil L. Underwood
Neil L. Underwood	March 8, 2018
Director

INDEX TO EXHIBITS
The following exhibits are incorporated by reference or filed herewith. References to the "2015 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 2015. References to the "2016 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Exhibit No.	Description of Exhibit

2.1	Contribution Agreement dated as of May 9, 2017 (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K filed on May 5, 2017)
3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)
3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1, filed on June 19, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)
4.2
Registration and Other Rights Agreement between Live Oak Bancshares, Inc. and Wellington purchasers (incorporated by reference to Exhibit 4.2 of the registration statement on Form S-1, filed on June 19, 2015)

10.1	2008 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the registration statement on Form S-1, filed on June 19, 2015)
10.2	2008 Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-1, filed on June 19, 2015)
10.3	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the quarterly report on Form 10-Q filed on August 8, 2016)
10.4.1	2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registration statement on Form S-1 filed on June 19, 2015)
10.4.2	Amendment to 2015 Omnibus Stock Incentive Plan dated December 17, 2015 (incorporated by reference to Exhibit 10.4.2 of the 2015 10-K)
10.4.3	2015 Omnibus Stock Incentive Plan as Amended and Restated effective May 24, 2016 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 27, 2016)
10.5.1
Securities Purchase Agreement, dated May 28, 2014 between Live Oak Bancshares, Inc. and Wellington purchasers (incorporated by reference to Exhibit 10.7 of the registration statement on Form S-1 filed on June 19, 2015)

10.5.2
First Amendment to Securities Purchase Agreement, dated July 31, 2014 between Live Oak Bancshares, Inc. and Wellington purchasers (incorporated by reference to Exhibit 10.8 of the registration statement on Form S-1 filed on June 19, 2015)

10.5.3
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

10.6.2	Amendment to Software Service Agreement dated October 9, 2015, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.7.2 of the 2015 10-K)
10.7.1	Form of Stock Option Award Agreement for executive officers under the 2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the 2015 10-K)
10.7.2	Performance RSU Award Agreement for Neil L. Underwood (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on March 25, 2016)
10.7.3	Performance RSU Award Agreement with Stock Price Condition for Neil L. Underwood (incorporated by reference to Exhibit 99.2 of the current report on Form 8-K filed on March 25, 2016)
10.7.4
Form of Performance RSU Award Agreement with Stock Price Condition for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on December 2, 2016)

10.7.5
Form of Performance RSU Award Agreement with Stock Price Condition for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 2, 2017)

10.7.6	Form of Performance RSU Award Agreement with Stock Price Condition for certain executive officers*
10.7.7	Form of RSU Award Agreement with Separation Agreement for Gregory B. Thompson dated February 12, 2018*
10.7.8	Form of 2017 RSU Award Agreement for non-employee directors*

Exhibit No.	Description of Exhibit
21.1	Subsidiaries of the Registrant*
23.1	Consent of the Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.*

*	Indicates a document being filed with this Form 10-K.

**
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.