Form 10-K/A
period 2017-12-31
Live Oak Bancshares, Inc.
filed 2018-03-16
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

Live Oak Bancshares, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2018, solely to include hyperlinks to the exhibits listed as incorporated by reference in the exhibit index of the Form 10-K. No other information included in the Company’s original Form 10-K is being amended by this Form 10-K/A.

The items of the Company’s Form 10-K which are amended herein are:

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

10.6.2	Amendment to Software Service Agreement dated October 9, 2015, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.7.2 of the 2015 10-K)
10.7.1	Form of Stock Option Award Agreement for executive officers under the 2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the 2015 10-K)
10.7.2	Performance RSU Award Agreement for Neil L. Underwood (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on March 25, 2016)

Exhibit No.	Description of Exhibit
10.7.3	Performance RSU Award Agreement with Stock Price Condition for Neil L. Underwood (incorporated by reference to Exhibit 99.2 of the current report on Form 8-K filed on March 25, 2016)
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

10.7.6	Form of Performance RSU Award Agreement with Stock Price Condition for certain executive officers
10.7.7	Form of RSU Award Agreement with Separation Agreement for Gregory B. Thompson dated February 12, 2018
10.7.8	Form of 2017 RSU Award Agreement for non-employee directors
21.1	Subsidiaries of the Registrant
23.1	Consent of the Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

*	Indicates a document being filed with this Form 10-K/A.

**
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Live Oak Bancshares, Inc.
(Registrant)

Date: March 16, 2018	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer

3