Form 10-Q
period 2018-03-31
Live Oak Bancshares, Inc.
filed 2018-05-07
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
As of May 4, 2018, there were 35,360,011 shares of the registrant’s voting common stock outstanding and 4,643,530 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Live Oak Bancshares, Inc.
Consolidated Balance Sheets
As of March 31, 2018 (unaudited) and December 31, 2017*
(Dollars in thousands)

	March 31, 2018	December 31, 2017*
Assets
Cash and due from banks	$527,952	$295,271
Certificates of deposit with other banks	2,250	3,000
Investment securities available-for-sale	378,488	93,355
Loans held for sale	720,511	680,454
Loans and leases held for investment	1,442,077	1,343,973
Allowance for loan and lease losses	(28,050)	(24,190)
Net loans and leases	1,414,027	1,319,783
Premises and equipment, net	216,831	178,790
Foreclosed assets	1,519	1,281
Servicing assets	53,120	52,298
Other assets	146,165	134,242
Total assets	$3,460,863	$2,758,474
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$48,755	$57,868
Interest-bearing	2,924,586	2,202,395
Total deposits	2,973,341	2,260,263
Long term borrowings	3,489	26,564
Other liabilities	35,197	34,714
Total liabilities	3,012,027	2,321,541
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 35,330,618 and 35,252,053 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	271,451	268,557
Class B common stock, no par value, 10,000,000 shares authorized, 4,643,530 shares issued and outstanding at March 31, 2018 and December 31, 2017	49,168	49,168
Retained earnings	131,739	120,241
Accumulated other comprehensive loss	(3,522)	(1,033)
Total equity	448,836	436,933
Total liabilities and shareholders’ equity	$3,460,863	$2,758,474
*    Derived from audited consolidated financial statements.
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Income
For the three months ended March 31, 2018 and 2017 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest income
Loans and fees on loans	$32,691	$19,754
Investment securities, taxable	1,117	323
Other interest earning assets	1,215	342
Total interest income	35,023	20,419
Interest expense
Deposits	10,418	4,543
Borrowings	129	235
Total interest expense	10,547	4,778
Net interest income	24,476	15,641
Provision for loan and lease losses	4,392	1,499
Net interest income after provision for loan and lease losses	20,084	14,142
Noninterest income
Loan servicing revenue	6,898	5,923
Loan servicing asset revaluation	(5,088)	(2,009)
Net gains on sales of loans	24,418	18,952
Lease income	1,608	—
Construction supervision fee income	779	429
Title insurance income	1,300	1,438
Other noninterest income	841	1,020
Total noninterest income	30,756	25,753
Noninterest expense
Salaries and employee benefits	20,209	18,682
Travel expense	1,843	1,598
Professional services expense	1,298	1,736
Advertising and marketing expense	1,662	1,485
Occupancy expense	1,857	1,195
Data processing expense	2,837	1,696
Equipment expense	3,077	1,074
Other loan origination and maintenance expense	1,329	1,005
FDIC insurance	572	726
Title insurance closing services expense	426	405
Other expense	2,962	3,383
Total noninterest expense	38,072	32,985
Income before taxes	12,768	6,910
Income tax expense	315	798
Net income	$12,453	$6,112
Basic earnings per share	$0.31	$0.18
Diluted earnings per share	$0.30	$0.17
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$12,453	$6,112
Other comprehensive loss before tax:
Net unrealized loss on investment securities arising during the period	(2,955)	(73)
Reclassification adjustment for (gain) loss on sale of securities available-for-sale included in net income	—	—
Other comprehensive loss before tax	(2,955)	(73)
Income tax benefit	710	28
Other comprehensive loss, net of tax	(2,245)	(45)
Total comprehensive income	$10,208	$6,067
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Common stock			Retained earnings	Accumulated other comprehensive loss	Total equity
	Shares
	Class A	Class B	Amount
Balance at December 31, 2016	29,530,072	4,723,530	$199,981	$23,518	$(652)	$222,847
Net income	—	—	—	6,112	—	6,112
Other comprehensive loss	—	—	—	—	(45)	(45)
Issuance of restricted stock	273,946	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(4,828)	—	—	(4,828)
Employee stock purchase program	12,411	—	241	—	—	241
Stock option exercises	33,136	—	186	—	—	186
Stock option based compensation expense	—	—	456	—	—	456
Restricted stock expense	—	—	1,347	—	—	1,347
Stock issued in acquisition of Reltco, Inc.	27,724	—	565	—	—	565
Dividends (distributions to shareholders)	—	—	—	(692)	—	(692)
Balance at March 31, 2017	29,877,289	4,723,530	$197,948	$28,938	$(697)	$226,189
Balance at December 31, 2017	35,252,053	4,643,530	$317,725	$120,241	$(1,033)	$436,933
Net income	—	—	—	12,453	—	12,453
Other comprehensive loss	—	—	—	—	(2,245)	(2,245)
Issuance of restricted stock	17,289	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(311)	—	—	(311)
Employee stock purchase program	7,022	—	165	—	—	165
Stock option exercises	54,254	—	691	—	—	691
Stock option based compensation expense	—	—	463	—	—	463
Restricted stock expense	—	—	1,886	—	—	1,886
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	—	244	(244)	—
Dividends (distributions to shareholders)	—	—	—	(1,199)	—	(1,199)
Balance at March 31, 2018	35,330,618	4,643,530	$320,619	$131,739	$(3,522)	$448,836
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$12,453	$6,112
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,786	1,708
Provision for loan and lease losses	4,392	1,499
Amortization of premium on securities, net of accretion	153	110
Amortization of discount on unguaranteed loans, net	2,118	1,155
Deferred tax expense	316	2,046
Originations of loans held for sale	(302,522)	(329,990)
Proceeds from sales of loans held for sale	277,279	227,667
Net gains on sale of loans held for sale	(24,418)	(18,952)
Net increase in servicing assets	(822)	(1,590)
Net loss on disposal of premises and equipment	—	213
Stock option based compensation expense	463	456
Restricted stock expense	1,886	1,347
Stock based compensation expense excess tax benefits	14	874
Business combination contingent consideration fair value adjustment	(260)	200
Changes in assets and liabilities:
Other assets	(12,065)	474
Other liabilities	1,123	(1,026)
Net cash used by operating activities	(36,104)	(107,697)
Cash flows from investing activities
Purchases of securities available-for-sale	(293,046)	(19)
Proceeds from sales, maturities, calls, and principal paydowns of securities available-for-sale	4,805	2,262
Business combination, net of cash acquired	—	(7,583)
Maturities of certificates of deposit with other banks	750	1,250
Loan and lease originations and principal collections, net	(91,388)	(91,378)
Purchases of premises and equipment, net	(41,685)	(37,660)
Net cash used by investing activities	(420,564)	(133,128)
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
For the three months ended March 31, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities
Net increase in deposits	713,078	154,067
Proceeds from long term borrowings	18	—
Repayment of long term borrowings	(23,093)	(370)
Proceeds from short term borrowings	—	13,100
Stock option exercises	691	186
Employee stock purchase program	165	241
Withholding cash issued in lieu of restricted stock	(311)	(4,828)
Shareholder dividend distributions	(1,199)	(692)
Net cash provided by financing activities	689,349	161,704
Net increase (decrease) in cash and cash equivalents	232,681	(79,121)
Cash and cash equivalents, beginning	295,271	238,008
Cash and cash equivalents, ending	$527,952	$158,887

Supplemental disclosure of cash flow information
Interest paid	$10,368	$4,836
Income tax paid	251	2,828

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding losses on available-for-sale securities, net of taxes	$(2,245)	$(45)
Transfers from loans and leases to foreclosed real estate and other repossessions	238	58
Transfer of loans held for sale to loans and leases held for investment	11,713	3,656
Transfer of loans and leases held for investment to loans held for sale	6,771	1,642
Business combination:
Assets acquired (excluding goodwill)	—	5,766
Liabilities assumed	—	4,681
Purchase price	—	8,250
Goodwill recorded	—	7,165
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
In August 2016, the Company formed Canapi, Inc. for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi was formerly known as Live Oak Ventures, Inc.
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
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018. The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities Exchange Commission on March 8, 2018 (SEC File No. 001-37497) (the "2017 Annual Report"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2017 Annual Report. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's 2017 Annual Report.
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
As a result of the above cash earnings preference, income (loss) is allocated utilizing the hypothetical liquidation at book value ("HLBV") method. Under the HLBV method, we allocate income or loss based on the change in each unitholders’ claim on the net assets of Apiture at period end, after adjusting for any distributions or contributions made during such period. As a result of the HLBV method there was no net income or loss attributed to the Company related its ownership interest in Apiture during the quarter ended March 31, 2018.
As of March 31, 2018 and December 31, 2017 the Company' had a $68.0 million equity method investment included in other assets on the consolidated balance sheet for this investment.
Derivative Financial Instruments
Interest Rate Futures Contracts
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
Equity Warrant Assets
In connection with negotiated credit facilities and certain other services, the Company may obtain equity warrant assets giving the Company the right to acquire stock in private companies in certain verticals. These assets are held for prospective investment gains and are not used to hedge any economic risks. Further, the Company does not use other derivative instruments to hedge economic risks stemming from equity warrant assets.
Equity warrant assets in certain private client companies are recorded as derivatives when they contain net settlement terms and other qualifying criteria under Accounting Standards Codification 815. Equity warrant assets entitle the Company to purchase a specific number of shares of stock at a specific price within a specific time period, generally 10 years. Certain equity warrant assets contain contingent provisions, which adjust the underlying number of shares or purchase price upon the occurrence of certain future events to prevent dilution of the Company’s implied ownership represented by the warrants. Certain warrant agreements contain net share settlement provisions, which permit the receipt of, upon exercise, a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). These equity warrant assets are recorded at fair value and are classified as derivative assets, a component of other assets, on the consolidated balance sheet at the time they are obtained.
The grant date fair values of equity warrant assets classified as derivatives received in connection with the issuance of a credit facility are deemed to be loan fees and recognized as an adjustment of loan yield through loan interest income. Similar to other loan fees, the yield adjustment related to grant date fair value of warrants is recognized over the life of that credit facility.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Any changes in fair value from the grant date fair value of equity warrant assets classified as derivatives will be recognized as increases or decreases to other assets on the consolidated balance sheet and as net gains or losses on derivative instruments, in other noninterest income, a component of consolidated net income. When a portfolio company is acquired, the Company may exercise these equity warrant assets for shares or cash.
The fair value of equity warrant assets classified as derivatives is reviewed quarterly using a Black-Scholes option pricing model.
For those equity warrant assets that do not contain net share settlement provisions, the Company considers these to be equity investments without readily determinable market values and records the asset at cost.
Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue and a cumulative effect adjustment to opening retained earnings was not necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and lease financings or investment securities. In addition, certain noninterest income streams such as fees associated with servicing rights, financial guarantees, derivatives, title insurance, and equity and cost method investments are also not in scope of the new guidance. Therefore, the recognition of these revenue streams did not change upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.
Other noninterest income
Other noninterest income consists of other recurring revenue streams from administration of trust assets held by the Company's trust department and from services provided by GLS to its clients for settlement, accounting, and valuation for government guaranteed loan sales and holdings. Trust account administration performance obligations are generally satisfied over time and fees are recognized monthly, based on the month-end market value of assets in fiduciary accounts and the applicable fee rate. Payment is generally received after month end through a direct charge to customers' accounts. The Company does not earn performance-based incentives from trust account administration services. GLS provides services when requested by clients. Each requested service represents a specific performance obligation with a transaction price outlined by GLS' fee schedule. Revenue is recognized as the requested services are completed and payment is generally received the following month.
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as trust administration fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.
Contract Acquisition Costs
In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.
Reclassifications
Certain reclassifications have been made to the prior period’s consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 2. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This standard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The Company's revenue is comprised of loan servicing revenue, net gains on sales of loans and net interest income on financial assets and financial liabilities, all of which are explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company's revenue streams included in non-interest income that are within the scope of the guidance are primarily related to sales of foreclosed assets, construction supervision fees, title insurance income and trust fiduciary fees. The Company adopted the standard in the first quarter of 2018 with no material impact on the consolidated financial statements. Refer to Note 1. Basis of Presentation for additional information.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. The Company adopted the standard in the first quarter of 2018 with no material impact on the consolidated financial statements. In accordance with (iv) above, the Company measured the fair value of the loan and lease portfolio using an exit price notion. See Note 10. Fair Value of Financial Instruments for additional information.
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
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 addresses the income tax accounting treatment of the stranded tax effects within other comprehensive income. The ASU allows for an entity to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. ASU 2018-02 will be effective for the Company on January 1, 2019, with early adoption permitted. The Company early adopted ASU 2018-02 in the first quarter of 2018 and reclassified its stranded tax credit of $244 thousand within accumulated other comprehensive income to retained earnings at March 31, 2018.
In February 2018, the FASB issued 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”). ASU 2018-03 amendments clarify certain aspects of the guidance issued in ASU 2016-01. The amendments are effective for the Company for fiscal year 2018 with adoption as of July 1, 2018. The Company does not expect these amendments to have a material effect on its consolidated financial statements.
In March 2018, the FASB issued 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118” (“ASU 2018-05”). ASU 2018-05 amends Accounting Standard Codification 740 to include recent SEC guidance pursuant to the issuance of SAB 118. These amendments address situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The amendments were effective upon issuance and do not have a material effect on the Company's consolidated financial statements.

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

	Three Months Ended March 31,
	2018	2017
Basic earnings per share:
Net income available to common shareholders	$12,453	$6,112
Weighted-average basic shares outstanding	39,926,781	34,466,904
Basic earnings per share	$0.31	$0.18
Diluted earnings per share:
Net income available to common shareholders, for diluted earnings per share	$12,453	$6,112
Total weighted-average basic shares outstanding	39,926,781	34,466,904
Add effect of dilutive stock options and restricted stock grants	1,473,149	1,180,014
Total weighted-average diluted shares outstanding	41,399,930	35,646,918
Diluted earnings per share	$0.30	$0.17
Anti-dilutive shares	—	1,068,595

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4. Investment Securities
The carrying amount of investment securities and their approximate fair values are reflected in the following table:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2018
US government agencies	$22,787	$1	$356	$22,432
Residential mortgage-backed securities	358,225	10	4,214	354,021
Mutual fund	2,111	—	76	2,035
Total	$383,123	$11	$4,646	$378,488

December 31, 2017
US government agencies	$22,778	$3	$157	$22,624
Residential mortgage-backed securities	70,167	1	1,472	68,696
Mutual fund	2,090	—	55	2,035
Total	$95,035	$4	$1,684	$93,355
There were no sales of securities during the three months ended March 31, 2018 and 2017.
The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$14,661	$292	$6,455	$64	$21,116	$356
Residential mortgage-backed securities	224,157	2,456	37,901	1,758	262,058	4,214
Mutual fund	—	—	2,035	76	2,035	76
Total	$238,818	$2,748	$46,391	$1,898	$285,209	$4,646
	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$14,842	$100	$6,465	$57	$21,307	$157
Residential mortgage-backed securities	23,481	439	40,648	1,033	64,129	1,472
Mutual fund	—	—	2,035	55	2,035	55
Total	$38,323	$539	$49,148	$1,145	$87,471	$1,684
At March 31, 2018, there were twenty-three residential mortgage-backed securities, three US government agency securities and the 504 Fund mutual fund in unrealized loss positions for greater than 12 months and thirty-one residential mortgage-backed securities and five US government agency securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2017 were comprised of twenty-three residential mortgage-backed securities, three US government agencies and the 504 mutual fund in unrealized loss positions for greater than 12 months and five US government agency securities and eight residential mortgage-backed securities in unrealized loss positions for less than 12 months.
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
All residential mortgage-backed securities in the Company’s portfolio at March 31, 2018 and December 31, 2017 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following is a summary of investment securities by maturity:

	March 31, 2018
	Available-for-Sale
	Amortized cost	Fair value
US government agencies
Within one year	$6,323	$6,290
One to five years	16,464	16,142
Total	22,787	22,432

Residential mortgage-backed securities
One to five years	4,691	4,526
Five to ten years	28,998	28,878
After 10 years	324,536	320,617
Total	358,225	354,021

Total	$381,012	$376,453
The table above reflects contractual maturities. Actual results will differ as the loans underlying the residential mortgage-backed securities may repay sooner than scheduled. This table excludes the 504 Fund mutual fund investment.
At March 31, 2018 and December 31, 2017, an investment security with a fair market value of $100 thousand was pledged to the Ohio State Treasurer to allow the Company's trust department to conduct business in the state of Ohio and investment securities with a fair market value of $2.5 million were pledged to the Company's trust department for uninsured trust assets held by the trust department.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans and leases consist of the following:

	March 31, 2018	December 31, 2017
Commercial & Industrial
Agriculture	$3,605	$3,274
Death Care Management	13,982	13,495
Healthcare	45,001	43,301
Independent Pharmacies	100,528	99,920
Registered Investment Advisors	96,573	93,770
Veterinary Industry	49,797	46,387
Other Industries	209,408	184,903
Total	518,894	485,050
Construction & Development
Agriculture	35,976	34,188
Death Care Management	6,713	6,119
Healthcare	56,801	49,770
Independent Pharmacies	1,754	1,496
Registered Investment Advisors	883	376
Veterinary Industry	14,001	13,184
Other Industries	68,615	58,120
Total	184,743	163,253
Commercial Real Estate
Agriculture	49,934	46,717
Death Care Management	69,057	67,381
Healthcare	137,163	126,631
Independent Pharmacies	17,830	19,028
Registered Investment Advisors	11,488	11,789
Veterinary Industry	119,948	113,932
Other Industries	156,220	134,172
Total	561,640	519,650
Commercial Land
Agriculture	182,499	178,897
Total	182,499	178,897
Total Loans and Leases[1]	1,447,776	1,346,850
Net Deferred Costs	7,841	8,545
Discount on SBA 7(a) and USDA Unguaranteed[2]	(13,540)	(11,422)
Loans and Leases, Net of Unearned	$1,442,077	$1,343,973

1	Total loans and leases include $115.5 million and $99.7 million of U.S. government guaranteed loans as of March 31, 2018 and December 31, 2017, respectively.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables summarize the risk grades of each category:

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
March 31, 2018
Commercial & Industrial
Agriculture	$3,087	$518	$—	$3,605
Death Care Management	13,776	199	7	13,982
Healthcare	37,724	3,168	4,109	45,001
Independent Pharmacies	87,434	4,152	8,942	100,528
Registered Investment Advisors	93,802	2,062	709	96,573
Veterinary Industry	45,361	1,505	2,931	49,797
Other Industries	195,634	13,774	—	209,408
Total	476,818	25,378	16,698	518,894
Construction & Development
Agriculture	30,527	5,449	—	35,976
Death Care Management	6,713	—	—	6,713
Healthcare	52,281	3,119	1,401	56,801
Independent Pharmacies	1,754	—	—	1,754
Registered Investment Advisors	883	—	—	883
Veterinary Industry	12,814	1,187	—	14,001
Other Industries	68,280	335	—	68,615
Total	173,252	10,090	1,401	184,743
Commercial Real Estate
Agriculture	49,934	—	—	49,934
Death Care Management	61,343	3,833	3,881	69,057
Healthcare	117,279	8,954	10,930	137,163
Independent Pharmacies	15,458	2,260	112	17,830
Registered Investment Advisors	11,352	136	—	11,488
Veterinary Industry	101,884	3,285	14,779	119,948
Other Industries	155,544	676	—	156,220
Total	512,794	19,144	29,702	561,640
Commercial Land
Agriculture	179,803	2,696	—	182,499
Total	179,803	2,696	—	182,499
Total[1]	$1,342,667	$57,308	$47,801	$1,447,776

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
December 31, 2017
Commercial & Industrial
Agriculture	$3,052	$222	$—	$3,274
Death Care Management	13,371	117	7	13,495
Healthcare	36,530	2,246	4,525	43,301
Independent Pharmacies	86,152	5,541	8,227	99,920
Registered Investment Advisors	90,911	2,134	725	93,770
Veterinary Industry	42,313	1,704	2,370	46,387
Other Industries	184,540	363	—	184,903
Total	456,869	12,327	15,854	485,050
Construction & Development
Agriculture	31,738	2,450	—	34,188
Death Care Management	6,119	—	—	6,119
Healthcare	47,813	699	1,258	49,770
Independent Pharmacies	1,496	—	—	1,496
Registered Investment Advisors	376	—	—	376
Veterinary Industry	13,184	—	—	13,184
Other Industries	58,120	—	—	58,120
Total	158,846	3,149	1,258	163,253
Commercial Real Estate
Agriculture	46,717	—	—	46,717
Death Care Management	60,671	3,881	2,829	67,381
Healthcare	112,321	9,992	4,318	126,631
Independent Pharmacies	15,641	1,825	1,562	19,028
Registered Investment Advisors	11,649	140	—	11,789
Veterinary Industry	97,065	2,948	13,919	113,932
Other Industries	133,493	679	—	134,172
Total	477,557	19,465	22,628	519,650
Commercial Land
Agriculture	176,811	2,086	—	178,897
Total	176,811	2,086	—	178,897
Total[1]	$1,270,083	$37,027	$39,740	$1,346,850

1
Total loans and leases include $115.5 million of U.S. government guaranteed loans as of March 31, 2018, segregated by risk grade as follows: Risk Grades 1 – 4 = $69.1 million, Risk Grade 5 = $13.3 million, Risk Grades 6 – 8 = $33.1 million. As of December 31, 2017, total loans and leases include $99.7 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $65.0 million, Risk Grade 5 = $6.7 million, Risk Grades 6 – 8 = $28.0 million.

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

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
March 31, 2018
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$3,605	$3,605	$—
Death Care Management	—	—	—	—	—	13,982	13,982	—
Healthcare	222	154	453	2,735	3,564	41,437	45,001	—
Independent Pharmacies	100	—	499	8,018	8,617	91,911	100,528	—
Registered Investment Advisors	—	—	—	—	—	96,573	96,573	—
Veterinary Industry	209	128	491	1,072	1,900	47,897	49,797	—
Other Industries	—	—	—	—	—	209,408	209,408	—
Total	531	282	1,443	11,825	14,081	504,813	518,894	—
Construction & Development
Agriculture	—	—	2,451	—	2,451	33,525	35,976	—
Death Care Management	—	—	—	—	—	6,713	6,713	—
Healthcare	—	—	—	—	—	56,801	56,801	—
Independent Pharmacies	—	—	—	—	—	1,754	1,754	—
Registered Investment Advisors	—	—	—	—	—	883	883	—
Veterinary Industry	—	—	—	—	—	14,001	14,001	—
Other Industries	—	—	—	—	—	68,615	68,615	—
Total	—	—	2,451	—	2,451	182,292	184,743	—
Commercial Real Estate
Agriculture	—	643	—	—	643	49,291	49,934	—
Death Care Management	162	—	—	1,369	1,531	67,526	69,057	—
Healthcare	1,816	2,530	5,982	1,549	11,877	125,286	137,163	—
Independent Pharmacies	—	—	—	112	112	17,718	17,830	—
Registered Investment Advisors	—	—	—	—	—	11,488	11,488	—
Veterinary Industry	2,935	3,370	955	5,646	12,906	107,042	119,948	—
Other Industries	—	—	—	—	—	156,220	156,220	—
Total	4,913	6,543	6,937	8,676	27,069	534,571	561,640	—
Commercial Land
Agriculture	—	—	—	—	—	182,499	182,499	—
Total	—	—	—	—	—	182,499	182,499	—
Total[1]	$5,444	$6,825	$10,831	$20,501	$43,601	$1,404,175	$1,447,776	$—

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
December 31, 2017
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$3,274	$3,274	$—
Death Care Management	—	—	—	—	—	13,495	13,495	—
Healthcare	788	131	14	3,004	3,937	39,364	43,301	—
Independent Pharmacies	236	2,930	1,349	3,376	7,891	92,029	99,920	—
Registered Investment Advisors	—	321	—	—	321	93,449	93,770	—
Veterinary Industry	212	594	508	797	2,111	44,276	46,387	—
Other Industries	—	—	—	—	—	184,903	184,903	—
Total	1,236	3,976	1,871	7,177	14,260	470,790	485,050	—
Construction & Development
Agriculture	—	—	—	—	—	34,188	34,188	—
Death Care Management	—	—	—	—	—	6,119	6,119	—
Healthcare	—	—	—	—	—	49,770	49,770	—
Independent Pharmacies	—	—	—	—	—	1,496	1,496	—
Registered Investment Advisors	—	—	—	—	—	376	376	—
Veterinary Industry	—	—	—	—	—	13,184	13,184	—
Other Industries	—	—	—	—	—	58,120	58,120	—
Total	—	—	—	—	—	163,253	163,253	—
Commercial Real Estate
Agriculture	—	—	—	—	—	46,717	46,717	—
Death Care Management	—	—	168	1,391	1,559	65,822	67,381	—
Healthcare	40	54	1,916	1,550	3,560	123,071	126,631	—
Independent Pharmacies	—	—	—	1,562	1,562	17,466	19,028	—
Registered Investment Advisors	—	—	—	—	—	11,789	11,789	—
Veterinary Industry	1,804	3,226	—	4,765	9,795	104,137	113,932	—
Other Industries	—	—	—	—	—	134,172	134,172	—
Total	1,844	3,280	2,084	9,268	16,476	503,174	519,650	—
Commercial Land
Agriculture	—	—	—	—	—	178,897	178,897	—
Total	—	—	—	—	—	178,897	178,897	—
Total[1]	$3,080	$7,256	$3,955	$16,445	$30,736	$1,316,114	$1,346,850	$—

1
Total loans and leases include $115.5 million of U.S. government guaranteed loans as of March 31, 2018, of which $18.1 million is greater than 90 days past due, $11.2 million is 30-89 days past due and $86.2 million is included in current loans and leases as presented above. As of December 31, 2017, total loans and leases include $99.7 million of U.S. government guaranteed loans, of which $15.0 million is greater than 90 days past due, $7.4 million is 30-89 days past due and $77.3 million is included in current loans and leases as presented above.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Nonaccrual Loans and Leases
Loans and leases that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans and leases had been accrued in accordance with the original terms, interest income would have increased by approximately $457 thousand and $280 thousand for the three months ended March 31, 2018 and 2017, respectively. All nonaccrual loans and leases are included in the held for investment portfolio.
Nonaccrual loans and leases as of March 31, 2018 and December 31, 2017 are as follows:

March 31, 2018	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$3,410	$2,954	$456
Independent Pharmacies	8,617	7,290	1,327
Veterinary Industry	1,772	1,733	39
Total	13,799	11,977	1,822
Construction & Development
Agriculture	2,451	1,838	613
Total	2,451	1,838	613
Commercial Real Estate
Death Care Management	1,531	1,219	312
Healthcare	9,347	6,357	2,990
Independent Pharmacies	112	—	112
Veterinary Industry	9,536	7,999	1,537
Total	20,526	15,575	4,951
Total	$36,776	$29,390	$7,386

December 31, 2017	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$3,806	$3,235	$571
Independent Pharmacies	4,961	3,906	1,055
Veterinary Industry	1,517	1,478	39
Total	10,284	8,619	1,665
Commercial Real Estate
Death Care Management	1,559	1,237	322
Healthcare	3,506	2,719	787
Independent Pharmacies	1,562	1,562	—
Veterinary Industry	6,569	5,733	836
Total	13,196	11,251	1,945
Total	$23,480	$19,870	$3,610

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

•	The Present Value of Future Cash Flows method takes into account the amount and timing of cash flows and the effective interest rate used to discount the cash flows.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table details activity in the allowance for loan and lease losses by portfolio segment allowance for the periods presented:

Three months ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
March 31, 2018
Beginning Balance	$2,030	$9,180	$10,751	$2,229	$24,190
Charge offs	—	—	(672)	—	(672)
Recoveries	—	4	136	—	140
Provision	398	2,060	1,986	(52)	4,392
Ending Balance	$2,428	$11,244	$12,201	$2,177	$28,050
March 31, 2017
Beginning Balance	$1,693	$5,897	$8,413	$2,206	$18,209
Charge offs	—	(268)	(1,233)	(35)	(1,536)
Recoveries	—	9	14	—	23
Provision	191	588	652	68	1,499
Ending Balance	$1,884	$6,226	$7,846	$2,239	$18,195
The following tables detail the recorded allowance for loan and lease losses and the investment in loans and leases related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

March 31, 2018	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$205	$2,847	$1,617	$—	$4,669
Loans and leases collectively evaluated for impairment[2]	2,223	8,397	10,584	2,177	23,381
Total allowance for loan and lease losses	$2,428	$11,244	$12,201	$2,177	$28,050
Loans and leases receivable[1]:
Loans and leases individually evaluated for impairment	$4,435	$24,434	$6,820	$—	$35,689
Loans and leases collectively evaluated for impairment[2]	180,308	537,206	512,074	182,499	1,412,087
Total loans and leases receivable	$184,743	$561,640	$518,894	$182,499	$1,447,776

December 31, 2017	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$157	$1,502	$1,126	$—	$2,785
Loans and leases collectively evaluated for impairment[2]	1,873	7,678	9,625	2,229	21,405
Total allowance for loan and lease losses	$2,030	$9,180	$10,751	$2,229	$24,190
Loans and leases receivable[1]:
Loans and leases individually evaluated for impairment	$1,237	$17,105	$8,672	$—	$27,014
Loans and leases collectively evaluated for impairment[2]	162,016	502,545	476,378	178,897	1,319,836
Total loans and leases receivable	$163,253	$519,650	$485,050	$178,897	$1,346,850

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

1
Loans and leases receivable includes $115.5 million of U.S. government guaranteed loans as of March 31, 2018, of which $35.4 million are impaired. As of December 31, 2017, loans and leases receivable includes $99.7 million of U.S. government guaranteed loans, of which $28.1 million are considered impaired.

2
Included in loans and leases collectively evaluated for impairment are impaired loans and leases with individual unguaranteed exposure of less than $100 thousand. As of March 31, 2018, these balances totaled $16.6 million, of which $14.8 million are guaranteed by the U.S. government and $1.8 million are unguaranteed. As of December 31, 2017, these balances totaled $14.8 million, of which $13.2 million are guaranteed by the U.S. government and $1.6 million are unguaranteed. The allowance for loan and lease losses associated with these loans and leases totaled $332 thousand and $279 thousand as of March 31, 2018 and December 31, 2017, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans and leases classified as impaired as of the dates presented are summarized in the following tables.

March 31, 2018	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$7	$—	$7
Healthcare	4,139	2,954	1,185
Independent Pharmacies	9,241	7,533	1,708
Registered Investment Advisors	717	—	717
Veterinary Industry	3,095	2,232	863
Total	17,199	12,719	4,480
Construction & Development
Agriculture	2,445	1,838	607
Healthcare	1,990	1,510	480
Total	4,435	3,348	1,087
Commercial Real Estate
Death Care Management	3,901	2,305	1,596
Healthcare	10,907	6,604	4,303
Independent Pharmacies	—	—	—
Veterinary Industry	15,895	10,466	5,429
Total	30,703	19,375	11,328
Total	$52,337	$35,442	$16,895

December 31, 2017	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$7	$—	$7
Healthcare	4,551	3,235	1,316
Independent Pharmacies	8,571	6,356	2,215
Registered Investment Advisors	733	—	733
Veterinary Industry	2,762	2,001	761
Total	16,624	11,592	5,032
Construction & Development
Healthcare	1,237	944	293
Total	1,237	944	293
Commercial Real Estate
Death Care Management	2,831	1,237	1,594
Healthcare	4,315	2,967	1,348
Independent Pharmacies	1,562	1,562	—
Veterinary Industry	15,266	9,768	5,498
Total	23,974	15,534	8,440
Commercial Land
Agriculture	—	—	—
Total	—	—	—
Total	$41,835	$28,070	$13,765

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents evaluated balances of loans and leases classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan and lease fees or costs.

	March 31, 2018
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Death Care Management	$7	$—	$7	$7	$1
Healthcare	3,387	752	4,139	4,702	186
Independent Pharmacies	8,933	308	9,241	10,370	902
Registered Investment Advisors	717	—	717	709	480
Veterinary Industry	3,095	—	3,095	3,437	248
Total	16,139	1,060	17,199	19,225	1,817
Construction & Development
Agriculture	2,445	—	2,445	2,450	13
Healthcare	1,990	—	1,990	2,013	192
Total	4,435	—	4,435	4,463	205
Commercial Real Estate
Death Care Management	3,451	450	3,901	4,016	330
Healthcare	10,532	375	10,907	10,944	1,460
Independent Pharmacies	—	—	—	483	—
Veterinary Industry	14,363	1,532	15,895	17,215	1,189
Total	28,346	2,357	30,703	32,658	2,979
Total Impaired Loans and Leases	$48,920	$3,417	$52,337	$56,346	$5,001

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

	Three months ended March 31, 2018		Three months ended March 31, 2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$7	$—	$112	$2
Healthcare	4,263	12	7,583	20
Independent Pharmacies	9,717	20	5,690	13
Registered Investment Advisors	720	12	790	12
Veterinary Industry	3,138	20	2,394	9
Total	17,845	64	16,569	56
Construction & Development
Agriculture	2,457	5	—	—
Healthcare	1,976	23	—	—
Veterinary Industry	—	—	1,961	9
Total	4,433	28	1,961	9
Commercial Real Estate
Death Care Management	3,903	37	2,544	6
Healthcare	11,057	16	987	12
Independent Pharmacies	1,080	—	1,076	—
Veterinary Industry	16,108	137	14,171	88
Total	32,148	190	18,778	106
Commercial Land
Agriculture	—	—	219	—
Total	—	—	219	—
Total	$54,426	$282	$37,527	$171
During the three months ended March 31, 2018, there was one construction and development healthcare loan modified to extend the interest only period. The TDR had a pre-modification and post-modification recorded investment of $612 thousand. There were no TDRs modified during the three months ended March 31, 2017.
Concessions made to improve a loan and lease’s performance have varying degrees of success. No TDRs that were modified within the twelve months ended March 31, 2018 subsequently defaulted during the three months ended March 31, 2018.
During the three months ended March 31, 2017, one TDR that was modified within the twelve months ended March 31, 2017 subsequently defaulted. This TDR was a commercial and industrial healthcare loan that was previously modified for payment deferral. The recorded investment for this TDR at March 31, 2017 was $107 thousand.
Note 6. Equipment Leasing
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Direct Financing Leases
Interest income on direct financing leases is recognized when earned.  Unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.  The term of each lease is generally 4-6 years which is consistent with the useful life of the equipment with no residual value.  The gross lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

	As of
	March 31, 2018	December 31, 2017
Gross direct finance lease payments receivable	$3,692	$2,399
Less – unearned interest	(589)	(373)
Net investment in direct financing leases	$3,103	$2,026
Future minimum lease payments under finance leases are as follows:

As of March 31, 2018	Amount
2018	$552
2019	764
2020	754
2021	678
2022	518
Thereafter	426
Total	$3,692
Interest income of $47 thousand was recognized in the three months ended March 31, 2018.
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
As of March 31, 2018, the Company had a net investment of $124.6 million in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $128.5 million and accumulated depreciation was $3.9 million as of March 31, 2018. Depreciation expense recognized on these assets for the three months ended March 31, 2018 was $1.7 million.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

A maturity analysis of future minimum lease payments under non-cancelable operating leases is as follows:

As of March 31, 2018	Amount
2018	$8,283
2019	6,953
2020	7,002
2021	7,053
2022	7,096
Thereafter	46,798
Total	$83,185
Note 7. Servicing Assets
Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.55 billion and $2.44 billion at March 31, 2018 and December 31, 2017, respectively. The unpaid principal balance for all loans serviced for others was $2.64 billion and $2.54 billion at March 31, 2018 and December 31, 2017, respectively.
The following summarizes the activity pertaining to servicing rights:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$52,298	$51,994
Additions, net	4,874	3,382
Fair value changes:
Due to changes in valuation inputs or assumptions	(819)	766
Decay due to increases in principal paydowns or runoff	(3,233)	(2,558)
Balance at end of period	$53,120	$53,584
The fair value of servicing rights was determined using discount rates ranging from 0.0% to 15.3% on March 31, 2018 and 8.6% to 13.4% on March 31, 2017. The fair value of servicing rights was determined using prepayment speeds ranging from 0.0% to 19.9% on March 31, 2018 and 2.8% to 9.9% on March 31, 2017, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the consolidated statements of income.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 8. Borrowings
Total outstanding short and long term borrowings consisted of the following:

	March 31, 2018	December 31, 2017
Short term borrowings
On October 20, 2017, the Company entered into a revolving line of credit of $20 million with an unaffiliated commercial bank. The note is unsecured and accrues interest at LIBOR plus 1.750% for a term of 12 months. Payments are interest only with all principal and accrued interest due on October 19, 2018. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. No advances have been made to this line of credit and there is $20 million of available credit remaining at March 31, 2018.	$—	$—
Total short term borrowings	$—	$—

	March 31, 2018	December 31, 2017
Long term borrowings
On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive main campus with a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main facility location. Payments were interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments of $146 thousand began in October 2016 with all principal and accrued interest due on September 11, 2021. This note was repaid in full on January 31, 2018.	$—	$22,990
On February 23, 2015, the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The interest rate at March 31, 2018 is 5.50%. The maturity date is October 5, 2019. The pledged collateral is classified in other assets with a fair value of $3.5 million at March 31, 2018. Underlying loans carry a risk grade of 3 and are current with no delinquencies.
	3,471	3,574
On September 18, 2014, the Company entered into a note payable revolving line of credit of $8.1 million with an unaffiliated commercial bank. On April 18, 2017, the Company renewed and increased the revolving line of credit to $25 million. The note is unsecured and accrues interest at Prime minus 0.50% for a term of 24 months. Payments are interest only with all principal and accrued interest due on April 30, 2019. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. This line of credit was paid in full on August 25, 2017, and there is $25 million of available credit remaining at March 31, 2018.
	—	—
In October 2017, the Company entered into a capital lease of $19 thousand with an unaffiliated equipment lease company, secured by fitness equipment which is included in premises and equipment on the consolidated balance sheet. Payments are principal and interest due monthly starting December 15, 2018 over a term of 60 months. At the end of the lease term there is a $1.00 bargain purchase option.	18	—
Total long term borrowings	$3,489	$26,564
The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $67.5 million and $47.5 million as of March 31, 2018 and December 31, 2017, respectively. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of March 31, 2018 and December 31, 2017.
The Company has entered into a repurchase agreement with a third party for $5 million as of March 31, 2018 and December 31, 2017. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of March 31, 2018 and December 31, 2017.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $363.6 million and $348.5 million as of March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the Company had approximately $199.2 million and $189.1 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of March 31, 2018 and December 31, 2017.
Note 9. Income Taxes
The Company's effective tax rate is lower than the U.S. statutory rate primarily because of the anticipated effect of investment tax credits during 2018. The Company's effective tax rate in the future will depend on the actual investment tax credits earned as a part of its financing renewable energy applications.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Equity warrant assets: Fair value measurements of equity warrant assets of private companies are priced based on a Black-Scholes option pricing model to estimate the asset value by using stated strike prices, option expiration dates, risk-free interest rates and option volatility assumptions. Option volatility assumptions used in the Black-Scholes model are based on public companies that operate in similar industries as the companies in our private company portfolio. Option expiration dates are modified to account for estimates to actual life relative to stated expiration. Values are further adjusted for a general lack of liquidity due to the private nature of the associated underlying company. The Company classifies equity warrant assets within Level 3 of the valuation hierarchy.
Contingent consideration liability: Contingent consideration associated with the acquisition of Reltco will be adjusted to fair value quarterly until settled. The assumptions used to measure fair value are based on internal metrics that are unobservable and therefore the contingent consideration liability is classified within Level 3 of the valuation hierarchy.
Recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2018	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$22,432	$—	$22,432	$—
Residential mortgage-backed securities	354,021	—	354,021	—
Mutual fund	2,035	—	2,035	—
Servicing assets[1]	53,120	—	—	53,120
Equity warrant assets	400	—	—	400
Total assets at fair value	$432,008	$—	$378,488	$53,520

Contingent consideration liability[2]	$1,640	$—	$—	$1,640
Total liabilities at fair value	$1,640	$—	$—	$1,640

December 31, 2017	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$22,624	$—	$22,624	$—
Residential mortgage-backed securities	68,696	—	68,696	—
Mutual fund	2,035	—	2,035	—
Servicing assets[1]	52,298	—	—	52,298
Total assets at fair value	$145,653	$—	$93,355	$52,298

Contingent consideration liability[2]	$1,900	$—	$—	$1,900
Total liabilities at fair value	$1,900	$—	$—	$1,900

1	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets and various assumptions used in the fair value measurement.

2
Activity for the contingent consideration liability during the three months ended March 31, 2018 consisted of a $260 thousand negative fair value adjustment. During the three months ended March 31, 2017, $4.3 million of contingent consideration was recorded upon the acquisition of Reltco as well as a $200 thousand positive fair value adjustment.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Non-recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

March 31, 2018	Total	Level 1	Level 2	Level 3
Impaired loans and leases	$44,089	$—	$—	$44,089
Foreclosed assets	1,519	—	—	1,519
Total assets at fair value	$45,608	$—	$—	$45,608

December 31, 2017	Total	Level 1	Level 2	Level 3
Impaired loans and leases	$34,493	$—	$—	$34,493
Foreclosed assets	1,281	—	—	1,281
Total assets at fair value	$35,774	$—	$—	$35,774
Level 3 Analysis
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2018 and December 31, 2017 the significant unobservable inputs used in the fair value measurements were as follows:
March 31, 2018

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired loans and leases	$44,089	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 58% Weighted average discount rate 6.51%
Foreclosed assets	$1,519	Discounted appraisals	Appraisal adjustments (1)	10% to 37%
Equity warrant assets	$400	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	19.53% 2.74% 20% 10 years
Contingent consideration liability	$1,640	Monte Carlo simulation	Volatility Risk-free rate of return Dividend yield Remaining life	25.00% 2.09% 0.43% 2.75 years
December 31, 2017

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired loans and leases	$34,493	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 25% Weighted average discount rate 6.26%
Foreclosed assets	$1,281	Discounted appraisals	Appraisal adjustments (1)	10% to 37%
Contingent consideration liability	$1,900	Monte Carlo simulation	Volatility Risk-free rate of return Dividend yield Remaining life	25.00% 1.43% 0.51% 3.00 years

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Estimated Fair Value of Other Financial Instruments
GAAP also requires disclosure of the fair value of financial instruments carried at book value on the consolidated balance sheet. The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

March 31, 2018	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$527,952	$527,952	$—	$—	$527,952
Certificates of deposit with other banks	2,250	2,239	—	—	2,239
Investment securities, available-for-sale	378,488	—	378,488	—	378,488
Loans held for sale(1)	720,511	—	—	738,041	738,041
Loans and leases, net of allowance for loan and lease losses(1)	1,414,027	—	—	1,408,836	1,408,836
Servicing assets	53,120	—	—	53,120	53,120
Accrued interest receivable	11,971	11,971	—	—	11,971
Financial liabilities
Deposits	2,973,341	—	2,922,279	—	2,922,279
Accrued interest payable	546	546	—	—	546
Long term borrowings	3,489	—	—	3,515	3,515

December 31, 2017	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$295,271	$295,271	$—	$—	$295,271
Certificates of deposit with other banks	3,000	2,993	—	—	2,993
Investment securities, available-for-sale	93,355	—	93,355	—	93,355
Loans held for sale (1)	680,454	—	—	706,972	706,972
Loans and leases, net of allowance for loan and lease losses(1)	1,319,783	—	—	1,319,615	1,319,615
Servicing assets	52,298	—	—	52,298	52,298
Accrued interest receivable	10,160	10,160	—	—	10,160
Financial liabilities
Deposits	2,260,263	—	2,232,370	—	2,232,370
Accrued interest payable	367	367	—	—	367
Long term borrowings	26,564	—	—	27,390	27,390

(1)
In accordance with the adoption of ASU 2016-01, as of March 31, 2018, the fair value of loans and leases were measured using an exit price notion. As of December 31, 2017, the fair value of loans and leases were measured using an entry price notion.

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

	March 31, 2018	December 31, 2017
Commitments to extend credit	$1,448,428	$1,701,137
Standby letters of credit	1,905	2,298
Solar purchase commitments	67,900	106,921
Airplane purchase agreement commitments	25,450	25,450
Total unfunded off-balance-sheet credit risk	$1,543,683	$1,835,806
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
Solar purchase commitments are to purchase solar assets to fulfill leasing obligations.
As of March 31, 2018 and December 31, 2017, the Company had unfunded commitments to provide capital contributions for on-balance sheet investments in the amount of $3.3 million and $3.5 million, respectively.
Concentrations of Credit Risk
Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans, leases, and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $7.5 million, except for eight relationships that have a retained unguaranteed exposure of $96.7 million of which $81.7 million of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments due under non-cancelable operating leases totaling $83.2 million, of which $63.2 million is due from four relationships.
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
Stock Options
Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the three months ended March 31, 2018 and 2017, the Company recognized $433 thousand and $414 thousand in compensation expense for stock options, respectively.
Stock option activity under the Plan during the three month periods ended March 31, 2018 and 2017 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,058,459	$11.30
Exercised	54,254	12.74
Forfeited	57,629	14.94
Granted	—	—
Outstanding at March 31, 2018	2,946,576	$11.20	6.77 years	$48,921,416
Exercisable at March 31, 2018	806,424	$9.36	6.48 years	$14,872,227

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,478,208	$11.51
Exercised	33,136	5.61
Forfeited	149,530	13.96
Granted	—	—
Outstanding at March 31, 2017	3,295,542	$11.46	7.81 years	$33,586,061
Exercisable at March 31, 2017	604,054	$8.95	7.41 years	$7,669,515

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following is a summary of non-vested stock option activity for the Company for the three months ended March 31, 2018 and 2017.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	2,364,999	$4.65
Granted	—	—
Vested	(167,218)	2.86
Forfeited	(57,629)	7.07
Non-vested at March 31, 2018	2,140,152	4.83

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	3,016,100	$4.78
Granted	—	—
Vested	(175,082)	1.65
Forfeited	(149,530)	5.94
Non-vested at March 31, 2017	2,691,488	4.92
The total intrinsic value of options exercised at March 31, 2018 and 2017 was $768 thousand and $508 thousand, respectively.
At March 31, 2018, unrecognized compensation costs relating to stock options amounted to $8.0 million which will be recognized over a weighted average period of 2.65 years.
The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. There were no stock options granted during the three months ended March 31, 2018 or 2017.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

RSU stock activity under the Plan during the first three months of 2018 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	181,814	$20.03
Granted	52,627	26.15
Vested	(28,884)	24.58
Forfeited	(1,010)	18.51
Non-vested at March 31, 2018	204,547	20.97
For the three months ended March 31, 2018 and 2017, the Company recognized $915 thousand and $159 thousand in compensation expense for RSUs, respectively.
At March 31, 2018, unrecognized compensation costs relating to RSUs amounted to $3.6 million which will be recognized over a weighted average period of 4.70 years.
Market RSU stock activity under the Plan during the first three months of 2018 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	2,532,808	$8.78
Granted	—	—
Vested	—	—
Forfeited	(104,218)	9.07
Non-vested at March 31, 2018	2,428,590	8.77
The compensation expense for Market RSUs is measured based on their grant date fair value as calculated using the Monte Carlo simulation and is recognized on a straight-line basis over the average vesting period. The Monte Carlo simulation used 100,000 simulation paths to assess the expected date of achieving the market price criteria.
For the three months ended March 31, 2018 and 2017, the Company recognized $972 thousand and $1.2 million in compensation expense for Market RSUs, respectively.
At March 31, 2018, unrecognized compensation costs relating to Market RSUs amounted to $14.1 million which will be recognized over a weighted average period of 2.76 years.
Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan on October 8, 2014. On May 24, 2016, the plan was amended and the Amended and Restated Employee Stock Purchase Plan (the "ESPP") became effective within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, eligible employees are able to purchase available shares with post-tax dollars as of the grant date. In order for employees to be eligible to participate in the ESPP they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand in fair market value per employee per calendar year. Options to purchase shares under the ESPP are granted at a 15% discount to fair market value. Expense recognized in relation to the ESPP for the three months ended March 31, 2018 and 2017 was $29 thousand and $43 thousand, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the financial condition and results of operations of Live Oak Bancshares, Inc. (the “Company” or “LOB”). This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Annual Report"). Results of operations for the periods included in this quarterly report on Form 10-Q are not necessarily indicative of results to be obtained during any future period.
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

•	other risk factors listed from time to time in reports that the Company files with the SEC, including in the Company’s 2017 Annual Report; and

•	the success at managing the risks involved in the foregoing.
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
In 2017, the Bank entered into a joint venture, Apiture LLC (“Apiture”), with First Data Corporation for the purpose of creating next generation technology for financial institutions. In addition to the Bank, the Company owns Reltco Inc. and National Assurance Title, Inc. (collectively referred to as (“Reltco”) which were acquired on February 1, 2017; Live Oak Clean Energy Financing LLC, formed in November 2016, for the purpose of providing financing to entities for renewable energy applications; Canapi, Inc. (formerly known as “Live Oak Ventures, Inc.”), formed in August 2016, for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology; Live Oak Grove, LLC, opened in September 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location; Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and U.S. Department of Agriculture ("USDA")-guaranteed loans; and 504 Fund Advisors, LLC (“504FA”), which was formed to serve as the investment advisor to The 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.

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
The Company expects the loan and lease portfolio to continue to grow and to maintain an effective tax rate in the very low single digit range for the full year of 2018.

Results of Operations
Performance Summary
Three months ended March 31, 2018 compared with three months ended March 31, 2017
For the three months ended March 31, 2018, the Company reported net income of $12.5 million, or $0.30 per diluted share, as compared to $6.1 million, or $0.17 per diluted share, for the three months ended March 31, 2017. This increase in net income is primarily due to the following items:

•	Increased net interest income of $8.8 million, or 56.5%, predominately driven by significant growth in the combined held for sale and held for investment loan and lease portfolios;

•	Increased net gains on sales of loans of $5.5 million, or 28.8%, as a result of increased loan sales combined with improving premiums; and

•	Revenues of $1.6 million from lease activities that began in the second quarter of 2017.
Partially offsetting the above factors were increases in the various cost factors as follows: $2.9 million in the provision expense for loan and lease losses, $3.0 million in the loan servicing asset revaluation loss, $1.5 million in salaries and employee benefits, $1.1 million in data processing expense, and $2.0 million in equipment expense.
Net Interest Income and Margin
Net interest income represents the difference between the income that the Company earns on interest-earning assets and the cost it incurs on interest-bearing liabilities. The Company’s net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates that the Company earns or pays on them. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.” Without a branch network, the Bank generates deposits over the Internet and in the community in which it is headquartered. Due to the nature of a branchless bank and the relatively low overhead required for deposit gathering, the rates that the Bank offers are generally above the industry average.
Three months ended March 31, 2018 compared with three months ended March 31, 2017
For the three months ended March 31, 2018, net interest income increased $8.8 million, or 56.5%, to $24.5 million compared to $15.6 million for the three months ended March 31, 2017. This increase was principally due to the significant growth in average interest earning assets and to a lesser extent by higher yields on these assets which outpaced the growth and change in the cost of interest bearing liabilities. Average interest earning assets increased by $984.9 million, or 58.4%, to $2.67 billion for the three months ended March 31, 2018, compared to $1.69 billion for the three months ended March 31, 2017, while the yield on average interest earning assets increased forty-one basis points to 5.32%. The cost of funds on interest bearing liabilities for the three months ended March 31, 2018 increased forty-six basis points to 1.70%, and the average balance of interest bearing liabilities increased by $957.2 million, or 61.3%, over the same period in 2017. As indicated in the rate/volume table below, the increase in interest bearing liabilities and corresponding cost of funds was outpaced by the positive effects of the increased volume of interest earning assets along with an improving yield, resulting in increased interest income of $14.6 million and increased interest expense of $5.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, net interest margin declined from 3.76% to 3.72%, respectively, principally due to the narrowing of the interest rate spread during the quarter. This short-term compression of the spread was largely the result of strategic liquidity initiatives which were accomplished during the first quarter of 2018.

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

	Three months ended March 31,
	2018			2017
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$354,028	$1,215	1.39%	$194,176	$342	0.71%
Investment securities	181,900	1,117	2.49	71,075	323	1.84
Loans held for sale	727,696	11,046	6.16	466,567	6,521	5.67
Loans and leases held for investment (1)	1,408,112	21,645	6.23	955,021	13,233	5.62
Total interest earning assets	2,671,736	35,023	5.32	1,686,839	20,419	4.91
Less: allowance for loan and lease losses	(24,219)			(18,199)
Non-interest earning assets	396,920			167,644
Total assets	$3,044,437			$1,836,284

Interest bearing liabilities:
Interest bearing checking	$43,597	$103	0.96%	$44,351	$65	0.59%
Savings	822,266	3,118	1.54	—	—	—
Money market accounts	168,954	521	1.25	479,545	948	0.80
Certificates of deposit	1,473,054	6,676	1.84	1,009,915	3,530	1.42
Total deposits	2,507,871	10,418	1.68	1,533,811	4,543	1.20
Other borrowings	11,228	129	4.66	28,068	235	3.40
Total interest bearing liabilities	2,519,099	10,547	1.70	1,561,879	4,778	1.24
Non-interest bearing deposits	56,596			28,686
Non-interest bearing liabilities	19,022			22,042
Shareholders' equity	449,720			223,677
Total liabilities and shareholders' equity	$3,044,437			$1,836,284

Net interest income and interest rate spread		$24,476	3.62%		$15,641	3.67%

Net interest margin			3.72			3.76

Ratio of average interest-earning assets to average interest-bearing liabilities			106.06%			108.00%

(1)	Average loan and lease balances include non-accruing loans.

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

	Three months ended March 31,
	2018 vs. 2017
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$458	$415	$873
Investment securities	202	592	794
Loans held for sale	718	3,807	4,525
Loans and leases held for investment	1,791	6,621	8,412
Total interest income	3,169	11,435	14,604
Interest expense:
Interest bearing checking	39	(1)	38
Savings	—	3,118	3,118
Money market accounts	359	(786)	(427)
Certificates of deposit	1,287	1,859	3,146
Other borrowings	61	(167)	(106)
Total interest expense	1,746	4,023	5,769
Net interest income	$1,423	$7,412	$8,835
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
The provision for loan and lease losses for the first quarter of 2018 was $4.4 million compared to $1.5 million for the same period in 2017, an increase of $2.9 million, or 193.0%, largely driven by overall loan and lease growth and loans classified as Risk Grade 5 combined with higher specific reserve requirements.
Loans and leases held for investment of $1.44 billion as of March 31, 2018 increased by $442.8 million, or 44.3%, compared to March 31, 2017. This growth was fueled by strong loan origination volumes combined with continued disbursements for loans in the construction portfolio and related balance sheet retention over the past year.
Net charge-offs were $532 thousand, or 0.15% of average quarterly loans and leases held for investment on an annualized basis, for the three months ended March 31, 2018, compared to net charge-offs of $1.5 million, or 0.63%, for the three months ended March 31, 2017. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for loan and lease losses.
In addition, at March 31, 2018, nonperforming loans and leases not guaranteed by the SBA totaled $7.4 million, which was 0.51% of the held-for-investment loan and lease portfolio compared to $3.6 million, or 0.36% of loans and leases held for investment at March 31, 2017.

Noninterest Income
Noninterest income is principally comprised of net gains from the sale of SBA and USDA-guaranteed loans along with loan servicing revenue and revaluation. Revenue from the sale of loans depends upon the volume, maturity structure and rates of underlying loans as well as the pricing and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Noninterest income also commonly includes lease income, construction supervision fee income and title insurance income. Other less common elements of noninterest income include nonrecurring gains and losses on investments.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Noninterest income
Loan servicing revenue	$6,898	$5,923	$975	16.46%
Loan servicing asset revaluation	(5,088)	(2,009)	(3,079)	(153.26)
Net gains on sales of loans	24,418	18,952	5,466	28.84
Lease income	1,608	—	1,608	100.00
Construction supervision fee income	779	429	350	81.59
Title insurance income	1,300	1,438	(138)	(9.60)
Other noninterest income	841	1,020	(179)	(17.55)
Total noninterest income	$30,756	$25,753	$5,003	19.43%
For the three months ended March 31, 2018, noninterest income increased by $5.0 million, or 19.4%, compared to the three months ended March 31, 2017. The increase from the prior year is primarily the result of net gains on sales of loans increasing $5.5 million to $24.4 million in the first quarter of 2018 compared to $19.0 million in the first quarter of 2017, as a function of higher volume of guaranteed loans sales coupled with an improvement in the average net gain on sale of guaranteed loans. Lease income of $1.6 million related to renewable energy initiatives and increased loan servicing revenues of $975 thousand arising from growth in the serviced loan portfolio also contributed to higher levels of noninterest income in the first quarter of 2018. Partially offsetting the overall increase in noninterest income was a higher negative loan servicing revaluation adjustment of $3.1 million.
The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended March 31,		For years ended December 31,
	2018	2017	2017	2016	2015	2014
Amount of loans and leases originated	$397,559	$468,663	$1,934,238	$1,537,010	$1,158,640	$848,090
Guaranteed portions of loans sold	247,243	208,715	787,926	761,933	640,886	433,912
Outstanding balance of guaranteed loans sold (1)	2,812,108	2,410,791	2,680,641	2,278,618	1,779,989	1,302,828

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for all loans that the Bank originates, including loans sold, are retained by the Bank. In exchange for continuing to service loans that are sold, the Bank receives fee income represented in loan servicing revenue equivalent to one percent of the outstanding balance of SBA loans sold and 0.40% of the outstanding balance of USDA loans sold. In addition, the cost of servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For three months ended March 31, 2018, loan servicing revenue increased $975 thousand, or 16.5%, to $6.9 million as compared to the three months ended March 31, 2017, as a result of an increase in the average outstanding balance of guaranteed loans sold. At March 31, 2018, the outstanding balance of government guaranteed loans sold in the secondary market was $2.81 billion. At March 31, 2017, the outstanding balance of SBA guaranteed loans sold was $2.41 billion.
Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended March 31, 2018, there was a net negative loan servicing revaluation adjustment of $5.1 million compared to a net negative revaluation adjustment of $2.0 million for the three months ended March 31, 2017. The higher negative loan servicing revaluation amount for the first quarter of 2018 as compared to the first quarter of 2017 was principally driven by amortization of the serviced portfolio during that period.
Net Gains on Sale of Loans: For the three months ended March 31, 2018, net gains on sales of loans increased $5.5 million, or 28.8% compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, the volume of guaranteed loans sold increased $38.5 million, or 18.5%, to $247.2 million from $208.7 million for the three months ended March 31, 2017. The average net gain on sale of loans for the three months ended March 31, 2018 was higher at $99 thousand of revenue for each $1 million in loans sold compared to $91 thousand of revenue for each $1 million in loans sold for the three months ended March 31, 2017.
Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Noninterest expense
Salaries and employee benefits	$20,209	$18,682	$1,527	8.17%
Non-staff expenses:
Travel expense	1,843	1,598	245	15.33
Professional services expense	1,298	1,736	(438)	(25.23)
Advertising and marketing expense	1,662	1,485	177	11.92
Occupancy expense	1,857	1,195	662	55.40
Data processing expense	2,837	1,696	1,141	67.28
Equipment expense	3,077	1,074	2,003	186.50
Other loan origination and maintenance expense	1,329	1,005	324	32.24
FDIC insurance	572	726	(154)	(21.21)
Title insurance closing services expense	426	405	21	5.19
Other expense	2,962	3,383	(421)	(12.44)
Total non-staff expenses	17,863	14,303	3,560	24.89
Total noninterest expense	$38,072	$32,985	$5,087	15.42%

Total noninterest expense for the three months ended March 31, 2018 increased $5.1 million, or 15.4% compared to the same period in 2017. The increase in noninterest expense was principally comprised of increased personnel, occupancy, data processing and equipment expense driven by the significant growth of the Company's core business. Changes in various components of noninterest expense are discussed below.
Salaries and employee benefits: Total personnel expense for the three months ended March 31, 2018 increased by $1.5 million, or 8.2%, compared to the same period in 2017. Primary drivers for this increase was the incremental personnel costs arising from the acquisition of a nationwide title insurance business on February 1, 2017 combined with the continued investment in human capital to support the growing loan and lease production from new and existing verticals. Total full-time equivalent employees increased from 476 at March 31, 2017 to 517 at March 31, 2018. Salaries and employee benefits expense included $2.3 million and $1.8 million of stock-based compensation in the three months ended March 31, 2018 and 2017, respectively. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Of the total stock-based compensation, $352 thousand and $346 thousand for the first quarters of 2018 and 2017, respectively, was related to restricted stock unit ("RSU") awards for key employee retention with an effective grant date of May 24, 2016.
Occupancy expense: For the three months ended March 31, 2018, total occupancy processing expense increased $662 thousand, or 55.4%, compared to the same period in 2017. This increase was driven by continued investment in facilities and infrastructure to support the Company's growth initiatives.
Data processing expense: For the three months ended March 31, 2018, total data processing expense increased $1.1 million, or 67.3%, compared to the same period in 2017. Largely influencing this increase in data processing was the contribution of software development resources to Apiture which transferred the recognition of costs associated with the Company’s technology development from salaries and employee benefits to data processing.
Equipment expense: For the three months ended March 31, 2018, the total costs associated with equipment increased $2.0 million, or 186.5%, compared to the same period in 2017. A major factor behind this increase was the higher level of depreciation related to solar panels acquired to meet leasing commitments.
Income Tax Expense
The effective tax rate for the three months ended March 31, 2018 was 2.5% compared to the effective rate of 11.5% for the three months ended March 31, 2017. The tax rate principally reflected the generation of investment tax credits by the solar panel leasing activity under the Company’s strategic initiatives in the renewable energy sector.
Discussion and Analysis of Financial Condition
March 31, 2018 vs. December 31, 2017
Total assets at March 31, 2018 were $3.46 billion, an increase of $702.4 million, or 25.5%, compared to total assets of $2.76 billion at December 31, 2017. The growth in total assets was principally driven by the following:

•	Increased cash and due from banks due largely to the significant growth from deposit gathering campaigns to strengthen the liquidity profile generating $713.1 million in new deposits;

•	Increased investment in securities available-for-sale of $285.1 million which was driven by the Company's strategic plan to enhance contingency funding sources;

•
Growth in loan and lease originations combined with longer retention times of loans held for sale, comprised largely of loans intentionally held for longer periods and those in newer verticals which require a period of loan advances to become fully funded prior to being sold; and

•	Increased premises and equipment related primarily to expansion of facilities to accommodate Company growth and the addition of solar panels to meet leasing commitments.
Cash and cash equivalents were $528.0 million at March 31, 2018, an increase of $232.7 million, or 78.8%, compared to $295.3 million at December 31, 2017. This increase primarily reflected the results of a successful deposit gathering campaigns.
Total investment securities increased $285.1 million during the first three months of 2018, from $93.4 million at December 31, 2017, to $378.5 million at March 31, 2018, an increase of 305.4%. The Company purchased $293.0 million in residential mortgage-backed securities during the first quarter of 2018 as part of the aforementioned strategic plan to enhance contingent funding sources. The investment portfolio is comprised of U.S. government agency securities, residential mortgage-backed securities and a mutual fund.

Loans held for sale increased $40.1 million, or 5.9%, during the first three months of 2017, from $680.5 million at December 31, 2017, to $720.5 million at March 31, 2017. The increase was primarily the result of loan origination activities during the quarter and the strategy to enhance interest income by increasing the retention time of guaranteed loans along with growth in certain loans that take time to fully fund.
Loans and leases held for investment increased $98.1 million, or 7.3%, during the first three months of 2018, from $1.34 billion at December 31, 2017, to $1.44 billion at March 31, 2018. The increase was primarily the result of continued loan and lease growth from origination activities during the first quarter of 2018 combined with greater retention of loans on the consolidated balance sheet.
Premises and equipment, net increased $38.0 million, or 21.3%, during the first three months of 2018. This increase was primarily driven by construction of new facilities to accommodate Company growth and the addition of solar panels to meet leasing commitments.
Servicing assets increased $822 thousand, or 1.6%, during the first three months of 2018, from $52.3 million at December 31, 2017, to $53.1 million at March 31, 2018. The increase in servicing assets is primarily the result of loan sales outpacing the amortization of the existing serviced portfolio.
Other assets increased $11.9 million, or 8.9%, during the first three months of 2018, from $134.2 million at December 31, 2017 to $146.2 million at March 31, 2018. The increase in other assets was primarily comprised of $1.2 million in SBA related receivables, $3.4 million in guarantee fees receivable and a $3.0 million cost method investment by Canapi in a financial services startup.
Total deposits were $2.97 billion at March 31, 2018, an increase of $713.1 million, or 31.5%, from $2.26 billion at December 31, 2017. The increase in deposits was driven by success of deposit gathering campaigns to support the growth in loan and lease originations and strategic liquidity initiatives.
Long term borrowings decreased $23.1 million, or 86.9%, during the first three months of 2018, from $26.6 million at December 31, 2017 to $3.5 million at March 31, 2018. The decrease in long term borrowings was primarily the result of debt reduction following a successful capital raise in the third quarter of 2017.
Shareholders’ equity at March 31, 2018 was $448.8 million as compared to $436.9 million at December 31, 2017. The book value per share was $11.23 at March 31, 2018 compared to $10.95 at December 31, 2017. Average equity to average assets was 14.8% for the three months ended March 31, 2018 compared to 13.5% for the year ended December 31, 2017. The increase in shareholders’ equity was principally the result of net income to common shareholders for the three months ended March 31, 2018 of $12.5 million combined with stock-based compensation expense of $2.3 million, partially offset by other comprehensive losses of $2.2 million and $1.2 million in dividends.
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

The following table provides information with respect to nonperforming assets and troubled debt restructurings at the dates indicated.

	March 31, 2018	December 31, 2017
Nonperforming assets:
Total nonperforming loans (all on nonaccrual)	$36,776	$23,480
Total accruing loans past due 90 days or more	—	—
Foreclosed assets	1,519	1,281
Total troubled debt restructurings	11,516	10,223
Less nonaccrual troubled debt restructurings	(9,069)	(8,129)
Total performing troubled debt restructurings	2,447	2,094
Total nonperforming assets and troubled debt restructurings	$40,742	$26,855
Total nonperforming loans to total loans and leases held for investment	2.55%	1.75%
Total nonperforming loans to total assets	1.06%	0.85%
Total nonperforming assets and troubled debt restructurings to total assets	1.18%	0.97%

	March 31, 2018	December 31, 2017
Nonperforming assets guaranteed by U.S. government:
Total nonperforming loans guaranteed by the SBA (all on nonaccrual)	$29,390	$19,870
Total accruing loans past due 90 days or more guaranteed by the SBA	—	—
Foreclosed assets guaranteed by the SBA	1,418	1,191
Total troubled debt restructurings guaranteed by the SBA	8,374	7,178
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(7,849)	(7,099)
Total performing troubled debt restructurings guaranteed by SBA	525	79
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$31,333	$21,140
Total nonperforming loans not guaranteed by the SBA to total held for investment loans and leases	0.51%	0.27%
Total nonperforming loans not guaranteed by the SBA to total assets	0.21%	0.13%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.27%	0.21%
Total nonperforming assets and troubled debt restructurings at March 31, 2018 were $40.7 million, which represented a $13.9 million, or 51.7%, increase from December 31, 2017. Total nonperforming assets at March 31, 2018 were comprised of $36.8 million in nonaccrual loans and $1.5 million in foreclosed assets. Of the $40.7 million of nonperforming assets and troubled debt restructurings ("TDRs"), $31.3 million carried an SBA guarantee, leaving an unguaranteed exposure of $9.4 million in total nonperforming assets and TDRs at March 31, 2018. The unguaranteed exposure in total nonperforming assets and TDRs at December 31, 2017 was $5.7 million. Unguaranteed exposure relating to nonperforming assets and TDRs at March 31, 2018 increased by $3.7 million, or 64.6%, compared to December 31, 2017.
As a percentage of the Bank’s total capital, nonperforming loans represented 10.4% at March 31, 2018, compared to nonperforming loans of 7.8% of the Bank’s total capital at December 31, 2017. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at March 31, 2018 and December 31, 2017 were 2.1% and 1.2%, respectively.

As of March 31, 2018 and December 31, 2017, potential problem and impaired loans and leases totaled $105.1 million and $76.8 million, respectively. Risk Grades 5 through 8 represent the spectrum of criticized and impaired loans and leases. At March 31, 2018, the portion of criticized loans and leases guaranteed by the SBA of USDA totaled $46.4 million resulting in unguaranteed exposure risk of $58.7 million, or 4.4% of total held for investment unguaranteed exposure. This compares to the December 31, 2017 portion of criticized loans and leases guaranteed by the SBA or USDA which totaled $34.7 million resulting in unguaranteed exposure risk of $42.1 million, or 3.4% of total held for investment unguaranteed exposure. As of March 31, 2018 loans and leases in Healthcare, Veterinary and Independent Pharmacies industry verticals comprise the largest portion of the total potential problem and impaired loans at 30.1%, 22.5% and 14.7%, respectively. As of December 31, 2017 loans in the Healthcare and Veterinary industries comprise the largest portion of the total potential problem and impaired loans and leases at 30.0% and 27.3%, respectively. No systemic issues were identified in the first quarter increase in potential problem and impaired loans and leases which were comprised of a relatively small number of borrowers in our most mature verticals. Furthermore, the Company believes that its underwriting and credit quality standards have improved as the business has matured.
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
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as criticized, Risk Grade 5. For example, at March 31, 2018 and December 31, 2017, Risk Grade 5 loans and leases totaled $57.3 million and $37.0 million, respectively. The increase in Risk Grade 5 loans from December 31, 2017 to March 31, 2018 was principally confined to three verticals; Government Contracting ($12.8 million or 63.0% of increase), Agriculture ($3.9 million or 19.3% of increase) and Healthcare ($2.3 million or 11.4% of increase). The large increase in Risk Grade 5 loans from December 31, 2017 to March 31, 2018 related to Government Contracting was the result of applying the Company's current risk rating methodology, which is not designed for the asset-based, collateral intensive, highly monitored loans being generated by this vertical. As a result, applying these loans to the current risk grading methodology resulted in more severe risk grades than would be expected with a more refined model tailored for this new type of credit being extended.  Credit management is revising the current risk grade methodology so that it appropriately measures risk for asset-based credits. This revised methodology will be formalized during the second quarter of 2018.  Credit management fully expects many of the Government Contracting loans will have improved risk grades once the enhanced risk grading methodology is applied, however as an abundance of caution the risk grade results of the current model were reported and reserved for at March 31, 2018. The first quarter 2018 increase in Risk Grade 5 loans related to Agriculture and Healthcare was due to the ongoing maturity of larger existing verticals. At March 31, 2018, approximately 90.9% of loans classified as Risk Grade 5 are performing with no current payments past due. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
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
The ALLL of $24.2 million at December 31, 2017 increased by $3.9 million, or 16.0%, to $28.1 million at March 31, 2018. The ALLL, as a percentage of loans and leases held for investment, amounted to 2.0% at March 31, 2018 and 1.8% at December 31, 2017. The increase in the allowance for loan and lease losses was largely attributable to continued growth in the loan and lease portfolio, as addressed in the Provision for Loan and Lease Losses section of Results of Operations. General reserves as a percentage of non-impaired loans amounted to 1.66% at March 31, 2018 and 1.62% December 31, 2017. See the aforementioned Provision for Loan and Lease Losses section of this section for a discussion of the Company's charge-off experience.
Actual past due loans and leases have decreased since December 31, 2017 as management continues to work to improve asset quality. Management believes the ALLL of $24.2 million at March 31, 2018 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan and lease losses in future periods will not exceed the current ALLL or that future increases in the ALLL will not be required. No assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ALLL, thus adversely affecting the Company’s operating results. Additional information on the ALLL is presented in Note 7 - Loans and Leases Held for Investment and Allowance for Loan and Lease Losses of the Notes to the Unaudited Consolidated Financial Statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At March 31, 2018, the total amount of these four items was $1.22 billion, or 35.3% of total assets, an increase of $548.7 million from $674.2 million, or 24.4% of total assets, at December 31, 2017.
Loans and other assets are funded by loan sales, wholesale deposits and core deposits. To date, an increasing retail deposit base and an increased amount of long-term brokered deposits have been adequate to meet loan obligations, while maintaining the desired level of immediate liquidity. Additionally, an investment securities portfolio is available for both immediate and secondary liquidity purposes.
At March 31, 2018, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, while $100 thousand was pledged for trust activities in the State of Ohio and $2.5 million was pledged for uninsured trust assets, leaving $375.9 million available as lendable collateral.

Contractual Obligations
The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of March 31, 2018. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$1,209,919	$1,209,919	$—	$—	$—
Time deposits	1,763,422	1,066,053	532,596	88,601	76,172
Long term borrowings	3,489	4	3,478	7	—
Operating lease obligations[1]	2,710	1,009	1,050	481	170
Total	$2,979,540	$2,276,985	$537,124	$89,089	$76,342

1	The following obligations only include base rent and does not include any additional payments such as taxes, insurance, maintenance and repairs or common area maintenance.
As of March 31, 2018 and December 31, 2017, the Company had unfunded commitments to provide capital contributions for on-balance sheet investments in the amount of $3.3 million and $3.5 million, respectively.
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
The balance sheet is asset-sensitive with a total cumulative gap position of 2.2% at March 31, 2018. The addition of long-term wholesale deposits during the quarter decreased the asset-liability sensitivity of the Company in the current period. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk with the majority of assets and liabilities being short-term, adjustable rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.

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

Capital amounts and ratios as of March 31, 2018 and December 31, 2017, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - March 31, 2018
Common Equity Tier 1 (to Risk-Weighted Assets)	$401,239	16.36%	$110,340	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$429,290	17.51%	$196,160	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$401,239	16.36%	$147,120	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$401,239	13.32%	$120,490	4.00%	N/A	N/A
Bank - March 31, 2018
Common Equity Tier 1 (to Risk-Weighted Assets)	$326,445	13.49%	$108,902	4.50%	$157,303	6.50%
Total Capital (to Risk-Weighted Assets)	$354,743	14.66%	$193,603	8.00%	$242,004	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$326,445	13.49%	$145,203	6.00%	$193,603	8.00%
Tier 1 Capital (to Average Assets)	$326,445	11.14%	$117,205	4.00%	$146,507	5.00%
Consolidated - December 31, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$390,816	17.81%	$98,764	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$415,006	18.91%	$175,580	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$390,816	17.81%	$131,685	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$390,816	15.50%	$100,828	4.00%	N/A	N/A
Bank - December 31, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$277,943	12.89%	$97,060	4.50%	$140,197	6.50%
Total Capital (to Risk-Weighted Assets)	$302,385	14.02%	$172,551	8.00%	$215,688	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$277,943	12.89%	$129,413	6.00%	$172,551	8.00%
Tier 1 Capital (to Average Assets)	$277,943	11.36%	$97,864	4.00%	$122,330	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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

•	Determination of the allowance for loan and lease losses;

•	Valuation of servicing assets;

•	Income taxes;

•	Restricted stock unit awards with market price conditions;

•	Valuation of foreclosed assets;

•	Business combination and goodwill; and

•	Unconsolidated joint ventures.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2018, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2018 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three months ended March 31, 2018, any pending legal proceedings other than nonmaterial proceedings occurring in the ordinary course of business.
Item 1A. Risk Factors
There have been no material changes to the risk factors that have been previously disclosed in the Company’s 2017 Annual Report filed with the SEC.
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

Live Oak Bancshares, Inc.
(Registrant)

Date: May 7, 2018	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)
3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1, filed on June 19, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements*

*    Indicates a document being filed with this Form 10-Q.

**
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.