Form 10-Q
period 2018-06-30
Live Oak Bancshares, Inc.
filed 2018-08-07
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of August 6, 2018, there were 35,473,289 shares of the registrant’s voting common stock outstanding and 4,643,530 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Live Oak Bancshares, Inc.
Consolidated Balance Sheets
As of June 30, 2018 (unaudited) and December 31, 2017*
(Dollars in thousands)

	June 30, 2018	December 31, 2017*
Assets
Cash and due from banks	$392,941	$295,271
Certificates of deposit with other banks	2,250	3,000
Investment securities available-for-sale	384,943	93,355
Loans held for sale	757,494	680,454
Loans and leases held for investment	1,534,368	1,343,973
Allowance for loan and lease losses	(29,350)	(24,190)
Net loans and leases	1,505,018	1,319,783
Premises and equipment, net	234,817	178,790
Foreclosed assets	1,725	1,281
Servicing assets	52,689	52,298
Other assets	141,092	134,242
Total assets	$3,472,969	$2,758,474
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$46,192	$57,868
Interest-bearing	2,923,044	2,202,395
Total deposits	2,969,236	2,260,263
Long term borrowings	3,385	26,564
Other liabilities	37,362	34,714
Total liabilities	3,009,983	2,321,541
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 35,442,879 and 35,252,053 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	274,043	268,557
Class B common stock, no par value, 10,000,000 shares authorized, 4,643,530 shares issued and outstanding at June 30, 2018 and December 31, 2017	49,168	49,168
Retained earnings	144,791	120,241
Accumulated other comprehensive loss	(5,016)	(1,033)
Total equity	462,986	436,933
Total liabilities and shareholders’ equity	$3,472,969	$2,758,474
*    Derived from audited consolidated financial statements.
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Income
For the three and six months ended June 30, 2018 and 2017 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income
Loans and fees on loans	$36,267	$23,559	$68,958	$43,313
Investment securities, taxable	2,530	316	3,647	639
Other interest earning assets	2,179	470	3,394	812
Total interest income	40,976	24,345	75,999	44,764
Interest expense
Deposits	13,927	5,592	24,345	10,135
Borrowings	1	361	130	596
Total interest expense	13,928	5,953	24,475	10,731
Net interest income	27,048	18,392	51,524	34,033
Provision for loan and lease losses	2,087	1,556	6,479	3,055
Net interest income after provision for loan and lease losses	24,961	16,836	45,045	30,978
Noninterest income
Loan servicing revenue	6,965	6,174	13,863	12,097
Loan servicing asset revaluation	(3,670)	(1,164)	(8,758)	(3,173)
Net gains on sales of loans	23,061	18,176	47,479	37,128
Lease income	1,920	9	3,528	9
Construction supervision fee income	597	286	1,376	715
Title insurance income	996	2,397	2,296	3,835
Other noninterest income	744	789	1,585	1,809
Total noninterest income	30,613	26,667	61,369	52,420
Noninterest expense
Salaries and employee benefits	22,146	17,968	42,355	36,650
Travel expense	2,041	2,148	3,884	3,746
Professional services expense	1,119	1,424	2,417	3,160
Advertising and marketing expense	1,868	1,976	3,530	3,461
Occupancy expense	1,882	1,350	3,739	2,545
Data processing expense	2,906	1,858	5,743	3,554
Equipment expense	3,368	1,703	6,445	2,777
Other loan origination and maintenance expense	1,414	981	2,743	1,986
FDIC insurance	1,010	724	1,582	1,450
Title insurance closing services expense	372	785	798	1,190
Other expense	2,704	2,383	5,666	5,766
Total noninterest expense	40,830	33,300	78,902	66,285
Income before taxes	14,744	10,203	27,512	17,113
Income tax expense	491	408	806	1,206
Net income	$14,253	$9,795	$26,706	$15,907
Basic earnings per share	$0.36	$0.28	$0.67	$0.46
Diluted earnings per share	$0.34	$0.27	$0.64	$0.44
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$14,253	$9,795	$26,706	$15,907
Other comprehensive (loss) income before tax:
Net unrealized (loss) gain on investment securities arising during the period	(1,965)	293	(4,920)	220
Reclassification adjustment for (gain) loss on sale of securities available-for-sale included in net income	—	—	—	—
Other comprehensive (loss) income before tax	(1,965)	293	(4,920)	220
Income tax benefit (expense)	471	(113)	1,181	(85)
Other comprehensive (loss) income, net of tax	(1,494)	180	(3,739)	135
Total comprehensive income	$12,759	$9,975	$22,967	$16,042
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Common stock			Retained earnings	Accumulated other comprehensive loss	Total equity
	Shares
	Class A	Class B	Amount
Balance at December 31, 2016	29,530,072	4,723,530	$199,981	$23,518	$(652)	$222,847
Net income	—	—	—	15,907	—	15,907
Other comprehensive income	—	—	—	—	135	135
Issuance of restricted stock	287,190	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(4,828)	—	—	(4,828)
Employee stock purchase program	12,411	—	241	—	—	241
Stock option exercises	58,921	—	456	—	—	456
Stock option based compensation expense	—	—	924	—	—	924
Restricted stock expense	—	—	2,768	—	—	2,768
Stock issued in acquisition of Reltco, Inc.	27,724	—	565	—	—	565
Non-voting common stock converted to voting common stock-private sale	80,000	(80,000)	—	—	—	—
Dividends (distributions to shareholders)	—	—	—	(1,384)	—	(1,384)
Balance at June 30, 2017	29,996,318	4,643,530	$200,107	$38,041	$(517)	$237,631
Balance at December 31, 2017	35,252,053	4,643,530	$317,725	$120,241	$(1,033)	$436,933
Net income	—	—	—	26,706	—	26,706
Other comprehensive loss	—	—	—	—	(3,739)	(3,739)
Issuance of restricted stock	39,133	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(495)	—	—	(495)
Employee stock purchase program	7,022	—	165	—	—	165
Stock option exercises	144,671	—	1,252	—	—	1,252
Stock option based compensation expense	—	—	809	—	—	809
Restricted stock expense	—	—	3,755	—	—	3,755
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	—	244	(244)	—
Dividends (distributions to shareholders)	—	—	—	(2,400)	—	(2,400)
Balance at June 30, 2018	35,442,879	4,643,530	$323,211	$144,791	$(5,016)	$462,986
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$26,706	$15,907
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	7,823	4,062
Provision for loan and lease losses	6,479	3,055
Amortization of premium on securities, net of accretion	353	219
Amortization of discount on unguaranteed loans, net	3,501	1,255
Deferred tax expense	807	1,427
Originations of loans held for sale	(621,290)	(632,414)
Proceeds from sales of loans held for sale	613,911	466,309
Net gains on sale of loans held for sale	(47,479)	(37,128)
Net loss on sale of foreclosed assets	1	3
Net increase in servicing assets	(391)	(1,681)
Net loss on disposal of premises and equipment	—	213
Stock option based compensation expense	809	924
Restricted stock expense	3,755	2,768
Stock based compensation expense excess tax benefits	24	874
Business combination contingent consideration fair value adjustment	(260)	350
Changes in assets and liabilities:
Other assets	(7,445)	(9,463)
Other liabilities	909	845
Net cash used by operating activities	(11,787)	(182,475)
Cash flows from investing activities
Purchases of securities available-for-sale	(316,588)	(6,403)
Proceeds from sales, maturities, calls, and principal paydowns of securities available-for-sale	19,727	4,467
Proceeds from sale/collection of foreclosed assets	212	—
Business combination, net of cash acquired	—	(7,684)
Maturities of certificates of deposit with other banks	750	1,500
Loan and lease originations and principal collections, net	(217,743)	(192,018)
Purchases of premises and equipment, net	(61,217)	(63,482)
Net cash used by investing activities	(574,859)	(263,620)
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
For the six months ended June 30, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities
Net increase in deposits	708,973	386,645
Proceeds from long term borrowings	18	16,900
Repayment of long term borrowings	(23,197)	(670)
Proceeds from short term borrowings	—	23,100
Repayment of short term borrowings	—	(5,000)
Stock option exercises	1,252	456
Employee stock purchase program	165	241
Withholding cash issued in lieu of restricted stock	(495)	(4,828)
Shareholder dividend distributions	(2,400)	(1,384)
Net cash provided by financing activities	684,316	415,460
Net increase (decrease) in cash and cash equivalents	97,670	(30,635)
Cash and cash equivalents, beginning	295,271	238,008
Cash and cash equivalents, ending	$392,941	$207,373

Supplemental disclosure of cash flow information
Interest paid	$24,308	$10,858
Income tax (refunds) payments, net	(542)	7,876

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding (losses) gains on available-for-sale securities, net of taxes	$(3,739)	$135
Transfers from loans and leases to foreclosed real estate and other repossessions	346	495
Net transfers from SBA receivable to foreclosed real estate	311	—
Transfer of loans held for sale to loans and leases held for investment	19,774	4,149
Transfer of loans and leases held for investment to loans held for sale	51,614	18,410
Transfers from short term borrowings to long term borrowings	—	8,100
Business combination:
Assets acquired (excluding goodwill)	—	5,766
Liabilities assumed	—	4,681
Purchase price	—	8,351
Goodwill recorded	—	7,266
See Notes to Unaudited Consolidated Financial Statements

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 1. Basis of Presentation
Nature of Operations
Live Oak Bancshares, Inc. (the “Company” or “LOB”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was organized and incorporated under the laws of the State of North Carolina on February 25, 2008 and commenced operations on May 12, 2008. The Bank specializes in providing lending services to small businesses nationwide. The Bank identifies and grows lending to credit-worthy borrowers both within specific industries, also called verticals, through expertise within those industries, and more broadly to select borrowers outside of those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) Loan Program and the U.S. Department of Agriculture ("USDA") Rural Energy for America Program ("REAP") and Business & Industry ("B&I") loan programs. On July 28, 2015 the Company completed its initial public offering with a secondary offering completed in August of 2017.
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
On February 1, 2017, the Company completed its acquisition of Reltco Inc. and National Assurance Title, Inc. (collectively referred to as "Reltco"), two nationwide title agencies under common control based in Tampa, Florida. See Note 13. Subsequent Event for disposition of Reltco on August 1, 2018.
The Company earns revenue primarily from the sale of SBA and USDA-guaranteed loans and net interest income. Income from the sale of loans is comprised of net gains on the sale of loans, revenues on the servicing of sold loans and valuation of loan servicing rights. Offsetting these revenues are the cost of funding sources, provision for loan and lease losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, occupancy, advertising and marketing and tax expense.
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018. The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities Exchange Commission on March 8, 2018 (SEC File No. 001-37497) (the "2017 Annual Report"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2017 Annual Report. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's 2017 Annual Report.
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
Unconsolidated Joint Venture
On October 1, 2017, the Company started the digital banking joint venture between Live Oak Banking Company and First Data Corporation ("First Data"). The new company, named Apiture, combines First Data's and the Bank's digital banking platforms, products, services, and certain human resources used in the creation and delivery of technology solutions for financial institutions. The contributed assets of both the Company and First Data are considered businesses in accordance with relevant accounting standards. At closing both the Bank and First Data received equal voting interests in Apiture in exchange for their respective contributions. As a term of the closing agreements, First Data is entitled to a preference in Apiture's cash earnings from the date of closing through December 31, 2017 and all of 2018, not to exceed $18.0 million and $18.9 million, respectively.
As a result of the above cash earnings preference, income (loss) is allocated utilizing the hypothetical liquidation at book value ("HLBV") method. Under the HLBV method, we allocate income or loss based on the change in each unitholders’ claim on the net assets of Apiture at period end, after adjusting for any distributions or contributions made during such period. As a result of the HLBV method there was no net income or loss attributed to the Company related its ownership interest in Apiture during the three and six months ended June 30, 2018.
As of June 30, 2018 and December 31, 2017 the Company had a $68.0 million equity method investment included in other assets on the consolidated balance sheet for this investment.
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
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as trust administration fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.
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
In February 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”). ASU 2018-03 amendments clarify certain aspects of the guidance issued in ASU 2016-01. The amendments are effective for the Company for fiscal year 2018 with adoption as of July 1, 2018. The Company does not expect these amendments to have a material effect on its consolidated financial statements.
In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118” (“ASU 2018-05”). ASU 2018-05 amends Accounting Standard Codification 740 to include recent SEC guidance pursuant to the issuance of SAB 118. These amendments address situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The amendments were effective upon issuance and do not have a material effect on the Company's consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 amends Accounting Standard Codification 718 to largely align accounting for share-based payment awards issued to employees and nonemployees. Under the new guidance existing employee guidance will generally apply to nonemployee share-based transactions, except for specific guidance on inputs into option pricing models and the attribution of cost. The amendments are effective for the Company on January 1, 2019 with early adoption permitted. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income available to common shareholders	$14,253	$9,795	$26,706	$15,907
Weighted-average basic shares outstanding	40,027,336	34,618,721	39,977,336	34,543,229
Basic earnings per share	$0.36	$0.28	$0.67	$0.46
Diluted earnings per share:
Net income available to common shareholders, for diluted earnings per share	$14,253	$9,795	$26,706	$15,907
Total weighted-average basic shares outstanding	40,027,336	34,618,721	39,977,336	34,543,229
Add effect of dilutive stock options and restricted stock grants	1,592,311	1,323,320	1,538,997	1,228,953
Total weighted-average diluted shares outstanding	41,619,647	35,942,041	41,516,333	35,772,182
Diluted earnings per share	$0.34	$0.27	$0.64	$0.44
Anti-dilutive shares	—	245,583	9,102	983,174
Note 4. Investment Securities
The carrying amount of investment securities and their approximate fair values are reflected in the following table:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018
US treasury securities	$4,961	$—	$9	$4,952
US government agencies	32,896	—	395	32,501
Residential mortgage-backed securities	351,556	14	6,133	345,437
Mutual fund	2,129	—	76	2,053
Total	$391,542	$14	$6,613	$384,943

December 31, 2017
US government agencies	$22,778	$3	$157	$22,624
Residential mortgage-backed securities	70,167	1	1,472	68,696
Mutual fund	2,090	—	55	2,035
Total	$95,035	$4	$1,684	$93,355
There were no sales of securities during the three and six months ended June 30, 2018 and 2017.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US treasury securities	$4,952	$9	$—	$—	$4,952	$9
US government agencies	21,045	343	6,462	52	27,507	395
Residential mortgage-backed securities	292,323	4,083	41,850	2,050	334,173	6,133
Mutual fund	—	—	2,053	76	2,053	76
Total	$318,320	$4,435	$50,365	$2,178	$368,685	$6,613
	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$14,842	$100	$6,465	$57	$21,307	$157
Residential mortgage-backed securities	23,481	439	40,648	1,033	64,129	1,472
Mutual fund	—	—	2,035	55	2,035	55
Total	$38,323	$539	$49,148	$1,145	$87,471	$1,684
At June 30, 2018, there were twenty-five residential mortgage-backed securities, three US government agency securities and the 504 Fund mutual fund in unrealized loss positions for greater than 12 months and one US treasury security, forty residential mortgage-backed securities and seven US government agency securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2017 were comprised of twenty-three residential mortgage-backed securities, three US government agencies and the 504 mutual fund in unrealized loss positions for greater than 12 months and five US government agency securities and eight residential mortgage-backed securities in unrealized loss positions for less than 12 months.
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
All residential mortgage-backed securities in the Company’s portfolio at June 30, 2018 and December 31, 2017 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following is a summary of investment securities by maturity:

	June 30, 2018
	Available-for-Sale
	Amortized cost	Fair value
US treasury securities
One to five years	$4,961	$4,952
Total	4,961	4,952

US government agencies
Within one year	6,323	6,300
One to five years	26,573	26,201
Total	32,896	32,501

Residential mortgage-backed securities
One to five years	4,298	4,121
Five to ten years	51,439	50,648
After 10 years	295,819	290,668
Total	351,556	345,437

Total	$389,413	$382,890
The table above reflects contractual maturities. Actual results will differ as the loans underlying the residential mortgage-backed securities may repay sooner than scheduled. This table excludes the 504 Fund mutual fund investment.
At June 30, 2018 and December 31, 2017, an investment security with a fair market value of $100 thousand was pledged to the Ohio State Treasurer to allow the Company's trust department to conduct business in the state of Ohio and investment securities with a fair market value of $2.5 million were pledged to the Company's trust department for uninsured trust assets held by the trust department.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans and leases consist of the following:

	June 30, 2018	December 31, 2017
Commercial & Industrial
Agriculture	$5,813	$3,274
Death Care Management	15,720	13,495
Healthcare	44,524	43,301
Independent Pharmacies	102,995	99,920
Registered Investment Advisors	96,473	93,770
Veterinary Industry	49,156	46,387
Other Industries	217,551	184,903
Total	532,232	485,050
Construction & Development
Agriculture	34,971	34,188
Death Care Management	7,542	6,119
Healthcare	61,114	49,770
Independent Pharmacies	2,186	1,496
Registered Investment Advisors	1,286	376
Veterinary Industry	18,198	13,184
Other Industries	74,450	58,120
Total	199,747	163,253
Commercial Real Estate
Agriculture	49,009	46,717
Death Care Management	66,671	67,381
Healthcare	152,025	126,631
Independent Pharmacies	19,368	19,028
Registered Investment Advisors	11,040	11,789
Veterinary Industry	122,593	113,932
Other Industries	194,266	134,172
Total	614,972	519,650
Commercial Land
Agriculture	193,613	178,897
Total	193,613	178,897
Total Loans and Leases[1]	1,540,564	1,346,850
Net Deferred Costs	8,470	8,545
Discount on SBA 7(a) and USDA Unguaranteed[2]	(14,666)	(11,422)
Loans and Leases, Net of Unearned	$1,534,368	$1,343,973

1	Total loans and leases include $141.5 million and $99.7 million of U.S. government guaranteed loans as of June 30, 2018 and December 31, 2017, respectively.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables summarize the risk grades of each category:

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
June 30, 2018
Commercial & Industrial
Agriculture	$5,596	$217	$—	$5,813
Death Care Management	15,517	197	6	15,720
Healthcare	36,461	3,256	4,807	44,524
Independent Pharmacies	88,684	6,554	7,757	102,995
Registered Investment Advisors	92,254	1,420	2,799	96,473
Veterinary Industry	44,754	1,649	2,753	49,156
Other Industries	203,813	12,366	1,372	217,551
Total	487,079	25,659	19,494	532,232
Construction & Development
Agriculture	32,431	—	2,540	34,971
Death Care Management	7,542	—	—	7,542
Healthcare	56,542	2,534	2,038	61,114
Independent Pharmacies	2,186	—	—	2,186
Registered Investment Advisors	1,286	—	—	1,286
Veterinary Industry	17,012	1,186	—	18,198
Other Industries	72,558	1,892	—	74,450
Total	189,557	5,612	4,578	199,747
Commercial Real Estate
Agriculture	49,009	—	—	49,009
Death Care Management	59,696	3,862	3,113	66,671
Healthcare	129,714	9,378	12,933	152,025
Independent Pharmacies	13,603	2,930	2,835	19,368
Registered Investment Advisors	10,908	132	—	11,040
Veterinary Industry	103,055	3,655	15,883	122,593
Other Industries	192,441	1,825	—	194,266
Total	558,426	21,782	34,764	614,972
Commercial Land
Agriculture	183,117	5,371	5,125	193,613
Total	183,117	5,371	5,125	193,613
Total[1]	$1,418,179	$58,424	$63,961	$1,540,564

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
December 31, 2017
Commercial & Industrial
Agriculture	$3,052	$222	$—	$3,274
Death Care Management	13,371	117	7	13,495
Healthcare	36,530	2,246	4,525	43,301
Independent Pharmacies	86,152	5,541	8,227	99,920
Registered Investment Advisors	90,911	2,134	725	93,770
Veterinary Industry	42,313	1,704	2,370	46,387
Other Industries	184,540	363	—	184,903
Total	456,869	12,327	15,854	485,050
Construction & Development
Agriculture	31,738	2,450	—	34,188
Death Care Management	6,119	—	—	6,119
Healthcare	47,813	699	1,258	49,770
Independent Pharmacies	1,496	—	—	1,496
Registered Investment Advisors	376	—	—	376
Veterinary Industry	13,184	—	—	13,184
Other Industries	58,120	—	—	58,120
Total	158,846	3,149	1,258	163,253
Commercial Real Estate
Agriculture	46,717	—	—	46,717
Death Care Management	60,671	3,881	2,829	67,381
Healthcare	112,321	9,992	4,318	126,631
Independent Pharmacies	15,641	1,825	1,562	19,028
Registered Investment Advisors	11,649	140	—	11,789
Veterinary Industry	97,065	2,948	13,919	113,932
Other Industries	133,493	679	—	134,172
Total	477,557	19,465	22,628	519,650
Commercial Land
Agriculture	176,811	2,086	—	178,897
Total	176,811	2,086	—	178,897
Total[1]	$1,270,083	$37,027	$39,740	$1,346,850

1
Total loans and leases include $141.5 million of U.S. government guaranteed loans as of June 30, 2018, segregated by risk grade as follows: Risk Grades 1 – 4 = $84.8 million, Risk Grade 5 = $12.0 million, Risk Grades 6 – 8 = $44.7 million. As of December 31, 2017, total loans and leases include $99.7 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $65.0 million, Risk Grade 5 = $6.7 million, Risk Grades 6 – 8 = $28.0 million.

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

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
June 30, 2018
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$5,813	$5,813	$—
Death Care Management	—	—	—	—	—	15,720	15,720	—
Healthcare	—	49	757	2,287	3,093	41,431	44,524	—
Independent Pharmacies	338	—	—	7,308	7,646	95,349	102,995	—
Registered Investment Advisors	—	577	2,102	—	2,679	93,794	96,473	—
Veterinary Industry	170	126	620	1,072	1,988	47,168	49,156	—
Other Industries	596	615	—	—	1,211	216,340	217,551	—
Total	1,104	1,367	3,479	10,667	16,617	515,615	532,232	—
Construction & Development
Agriculture	—	—	—	2,539	2,539	32,432	34,971	—
Death Care Management	—	—	—	—	—	7,542	7,542	—
Healthcare	—	—	—	—	—	61,114	61,114	—
Independent Pharmacies	—	—	—	—	—	2,186	2,186	—
Registered Investment Advisors	—	—	—	—	—	1,286	1,286	—
Veterinary Industry	—	1,186	—	—	1,186	17,012	18,198	—
Other Industries	—	37	—	—	37	74,413	74,450	—
Total	—	1,223	—	2,539	3,762	195,985	199,747	—
Commercial Real Estate
Agriculture	—	—	—	—	—	49,009	49,009	—
Death Care Management	158	1,447	—	1,358	2,963	63,708	66,671	—
Healthcare	2,334	—	37	6,596	8,967	143,058	152,025	—
Independent Pharmacies	2,835	—	—	—	2,835	16,533	19,368	—
Registered Investment Advisors	—	—	—	—	—	11,040	11,040	—
Veterinary Industry	1,867	3,185	2,506	5,500	13,058	109,535	122,593	—
Other Industries	—	—	—	—	—	194,266	194,266	—
Total	7,194	4,632	2,543	13,454	27,823	587,149	614,972	—
Commercial Land
Agriculture	5,125	—	—	—	5,125	188,488	193,613	—
Total	5,125	—	—	—	5,125	188,488	193,613	—
Total[1]	$13,423	$7,222	$6,022	$26,660	$53,327	$1,487,237	$1,540,564	$—

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
December 31, 2017
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$3,274	$3,274	$—
Death Care Management	—	—	—	—	—	13,495	13,495	—
Healthcare	788	131	14	3,004	3,937	39,364	43,301	—
Independent Pharmacies	236	2,930	1,349	3,376	7,891	92,029	99,920	—
Registered Investment Advisors	—	321	—	—	321	93,449	93,770	—
Veterinary Industry	212	594	508	797	2,111	44,276	46,387	—
Other Industries	—	—	—	—	—	184,903	184,903	—
Total	1,236	3,976	1,871	7,177	14,260	470,790	485,050	—
Construction & Development
Agriculture	—	—	—	—	—	34,188	34,188	—
Death Care Management	—	—	—	—	—	6,119	6,119	—
Healthcare	—	—	—	—	—	49,770	49,770	—
Independent Pharmacies	—	—	—	—	—	1,496	1,496	—
Registered Investment Advisors	—	—	—	—	—	376	376	—
Veterinary Industry	—	—	—	—	—	13,184	13,184	—
Other Industries	—	—	—	—	—	58,120	58,120	—
Total	—	—	—	—	—	163,253	163,253	—
Commercial Real Estate
Agriculture	—	—	—	—	—	46,717	46,717	—
Death Care Management	—	—	168	1,391	1,559	65,822	67,381	—
Healthcare	40	54	1,916	1,550	3,560	123,071	126,631	—
Independent Pharmacies	—	—	—	1,562	1,562	17,466	19,028	—
Registered Investment Advisors	—	—	—	—	—	11,789	11,789	—
Veterinary Industry	1,804	3,226	—	4,765	9,795	104,137	113,932	—
Other Industries	—	—	—	—	—	134,172	134,172	—
Total	1,844	3,280	2,084	9,268	16,476	503,174	519,650	—
Commercial Land
Agriculture	—	—	—	—	—	178,897	178,897	—
Total	—	—	—	—	—	178,897	178,897	—
Total[1]	$3,080	$7,256	$3,955	$16,445	$30,736	$1,316,114	$1,346,850	$—

1
Total loans and leases include $141.5 million of U.S. government guaranteed loans as of June 30, 2018, of which $21.7 million is greater than 90 days past due, $9.2 million is 30-89 days past due and $110.6 million is included in current loans and leases as presented above. As of December 31, 2017, total loans and leases include $99.7 million of U.S. government guaranteed loans, of which $15.0 million is greater than 90 days past due, $7.4 million is 30-89 days past due and $77.3 million is included in current loans and leases as presented above.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Nonaccrual Loans and Leases
Loans and leases that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans and leases had been accrued in accordance with the original terms, interest income would have increased by approximately $588 thousand and $306 thousand for the three months ended June 30, 2018 and 2017, respectively, and for the six months ended June 30, 2018 and 2017 interest income would have increased approximately $1.0 million and $582 thousand, respectively. All nonaccrual loans and leases are included in the held for investment portfolio.
Nonaccrual loans and leases as of June 30, 2018 and December 31, 2017 are as follows:

June 30, 2018	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$3,044	$2,735	$309
Independent Pharmacies	7,646	6,919	727
Registered Investment Advisors	2,102	1,577	525
Veterinary Industry	1,862	1,827	35
Other Industries	596	—	596
Total	15,250	13,058	2,192
Construction & Development
Agriculture	2,539	1,904	635
Total	2,539	1,904	635
Commercial Real Estate
Death Care Management	1,516	1,210	306
Healthcare	8,967	6,080	2,887
Independent Pharmacies	2,835	2,126	709
Veterinary Industry	9,873	8,531	1,342
Total	23,191	17,947	5,244
Commercial Land
Agriculture	5,125	1,730	3,395
Total	5,125	1,730	3,395
Total	$46,105	$34,639	$11,466

December 31, 2017	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$3,806	$3,235	$571
Independent Pharmacies	4,961	3,906	1,055
Veterinary Industry	1,517	1,478	39
Total	10,284	8,619	1,665
Commercial Real Estate
Death Care Management	1,559	1,237	322
Healthcare	3,506	2,719	787
Independent Pharmacies	1,562	1,562	—
Veterinary Industry	6,569	5,733	836
Total	13,196	11,251	1,945
Total	$23,480	$19,870	$3,610

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

•	The Present Value of Future Cash Flows method takes into account the amount and timing of cash flows and the effective interest rate used to discount the cash flows.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table details activity in the allowance for loan and lease losses by portfolio segment allowance for the periods presented:

Three months ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
June 30, 2018
Beginning Balance	$2,428	$11,244	$12,201	$2,177	$28,050
Charge offs	—	(419)	(549)	—	(968)
Recoveries	—	29	152	—	181
Provision	(201)	554	1,573	161	2,087
Ending Balance	$2,227	$11,408	$13,377	$2,338	$29,350
June 30, 2017
Beginning Balance	$1,884	$6,226	$7,846	$2,239	$18,195
Charge offs	—	(19)	(178)	—	(197)
Recoveries	—	4	2	—	6
Provision	(281)	1,283	681	(127)	1,556
Ending Balance	$1,603	$7,494	$8,351	$2,112	$19,560

Six months ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
June 30, 2018
Beginning Balance	$2,030	$9,180	$10,751	$2,229	$24,190
Charge offs	—	(419)	(1,221)	—	(1,640)
Recoveries	—	33	288	—	321
Provision	197	2,614	3,559	109	6,479
Ending Balance	$2,227	$11,408	$13,377	$2,338	$29,350
June 30, 2017
Beginning Balance	$1,693	$5,897	$8,413	$2,206	$18,209
Charge offs	—	(287)	(1,411)	(35)	(1,733)
Recoveries	—	13	16	—	29
Provision	(90)	1,871	1,333	(59)	3,055
Ending Balance	$1,603	$7,494	$8,351	$2,112	$19,560
The following tables detail the recorded allowance for loan and lease losses and the investment in loans and leases related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

June 30, 2018	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$365	$2,601	$2,597	$1,355	$6,918
Loans and leases collectively evaluated for impairment[2]	1,862	8,807	10,780	983	22,432
Total allowance for loan and lease losses	$2,227	$11,408	$13,377	$2,338	$29,350
Loans and leases receivable[1]:
Loans and leases individually evaluated for impairment	$4,557	$28,966	$10,836	$5,116	$49,475
Loans and leases collectively evaluated for impairment[2]	195,190	586,006	521,396	188,497	1,491,089
Total loans and leases receivable	$199,747	$614,972	$532,232	$193,613	$1,540,564

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

December 31, 2017	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$157	$1,502	$1,126	$—	$2,785
Loans and leases collectively evaluated for impairment[2]	1,873	7,678	9,625	2,229	21,405
Total allowance for loan and lease losses	$2,030	$9,180	$10,751	$2,229	$24,190
Loans and leases receivable[1]:
Loans and leases individually evaluated for impairment	$1,237	$17,105	$8,672	$—	$27,014
Loans and leases collectively evaluated for impairment[2]	162,016	502,545	476,378	178,897	1,319,836
Total loans and leases receivable	$163,253	$519,650	$485,050	$178,897	$1,346,850

1
Loans and leases receivable includes $141.5 million of U.S. government guaranteed loans as of June 30, 2018, of which $45.2 million are impaired. As of December 31, 2017, loans and leases receivable includes $99.7 million of U.S. government guaranteed loans, of which $28.1 million are considered impaired.

2
Included in loans and leases collectively evaluated for impairment are impaired loans and leases with individual unguaranteed exposure of less than $100 thousand. As of June 30, 2018, these balances totaled $15.7 million, of which $14.4 million are guaranteed by the U.S. government and $1.3 million are unguaranteed. As of December 31, 2017, these balances totaled $14.8 million, of which $13.2 million are guaranteed by the U.S. government and $1.6 million are unguaranteed. The allowance for loan and lease losses associated with these loans and leases totaled $510 thousand and $279 thousand as of June 30, 2018 and December 31, 2017, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans and leases classified as impaired as of the dates presented are summarized in the following tables.

June 30, 2018	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$6	$—	$6
Healthcare	4,836	3,468	1,368
Independent Pharmacies	8,054	6,918	1,136
Registered Investment Advisors	2,807	1,577	1,230
Veterinary Industry	2,900	2,328	572
Other Industries	1,371	163	1,208
Total	19,974	14,454	5,520
Construction & Development
Agriculture	2,534	1,905	629
Healthcare	2,023	1,528	495
Total	4,557	3,433	1,124
Commercial Real Estate
Death Care Management	3,137	2,296	841
Healthcare	13,573	9,241	4,332
Independent Pharmacies	2,834	2,126	708
Veterinary Industry	15,947	11,916	4,031
Total	35,491	25,579	9,912
Commercial Land
Agriculture	5,116	1,730	3,386
Total	5,116	1,730	3,386
Total	$65,138	$45,196	$19,942

December 31, 2017	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$7	$—	$7
Healthcare	4,551	3,235	1,316
Independent Pharmacies	8,571	6,356	2,215
Registered Investment Advisors	733	—	733
Veterinary Industry	2,762	2,001	761
Total	16,624	11,592	5,032
Construction & Development
Healthcare	1,237	944	293
Total	1,237	944	293
Commercial Real Estate
Death Care Management	2,831	1,237	1,594
Healthcare	4,315	2,967	1,348
Independent Pharmacies	1,562	1,562	—
Veterinary Industry	15,266	9,768	5,498
Total	23,974	15,534	8,440
Commercial Land
Agriculture	—	—	—
Total	—	—	—
Total	$41,835	$28,070	$13,765

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents evaluated balances of loans and leases classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan and lease fees or costs.

	June 30, 2018
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Death Care Management	$6	$—	$6	$6	$1
Healthcare	4,081	755	4,836	5,221	378
Independent Pharmacies	7,639	415	8,054	9,183	400
Registered Investment Advisors	2,807	—	2,807	2,799	1,012
Veterinary Industry	2,900	—	2,900	3,279	194
Other Industries	1,371	—	1,371	1,372	757
Total	18,804	1,170	19,974	21,860	2,742
Construction & Development
Agriculture	2,534	—	2,534	2,539	17
Healthcare	2,023	—	2,023	2,038	348
Total	4,557	—	4,557	4,577	365
Commercial Real Estate
Death Care Management	2,980	157	3,137	3,248	160
Healthcare	13,202	371	13,573	13,566	1,242
Independent Pharmacies	2,834	—	2,834	2,835	288
Veterinary Industry	15,947	—	15,947	16,956	1,276
Total	34,963	528	35,491	36,605	2,966
Commercial Land
Agriculture	5,116	—	5,116	5,125	1,355
Total	5,116	—	5,116	5,125	1,355
Total Impaired Loans and Leases	$63,440	$1,698	$65,138	$68,167	$7,428

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

	Three months ended June 30, 2018		Three months ended June 30, 2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$7	$—	$111	$2
Healthcare	5,094	19	6,708	19
Independent Pharmacies	7,978	7	5,647	23
Registered Investment Advisors	2,818	12	2,100	15
Veterinary Industry	2,930	18	2,448	10
Other Industries	1,373	5	—	—
Total	20,200	61	17,014	69
Construction & Development
Agriculture	2,526	—	—	—
Healthcare	1,799	28	—	—
Total	4,325	28	—	—
Commercial Real Estate
Death Care Management	3,122	27	2,536	14
Healthcare	12,852	64	1,808	12
Independent Pharmacies	2,836	1	2,169	—
Veterinary Industry	16,135	98	14,777	133
Total	34,945	190	21,290	159
Commercial Land
Agriculture	5,138	25	196	—
Total	5,138	25	196	—
Total	$64,608	$304	$38,500	$228

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Six months ended June 30, 2018		Six months ended June 30, 2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$7	$—	$1,776	$3
Healthcare	5,188	31	5,054	41
Independent Pharmacies	8,038	27	5,050	37
Registered Investment Advisors	2,825	24	1,740	30
Veterinary Industry	2,917	38	8,663	21
Other Industries	1,373	5	—	—
Total	20,348	125	22,283	132
Construction & Development
Agriculture	2,509	5	—	—
Healthcare	1,579	51	—	—
Total	4,088	56	—	—
Commercial Real Estate
Death Care Management	3,133	64	6,637	19
Healthcare	12,486	80	1,642	24
Independent Pharmacies	2,836	1	1,176	—
Veterinary Industry	16,159	235	6,663	238
Total	34,614	380	16,118	281
Commercial Land
Agriculture	5,138	25	466	—
Total	5,138	25	466	—
Total	$64,188	$586	$38,867	$413
During the six months ended June 30, 2018, there was one construction and development healthcare loan modified to extend the interest only period. The TDR had a pre-modification and post-modification recorded investment of $612 thousand. There were no TDRs modified during the three months ended June 30, 2018. There was one TDR made for payment deferral and extension of amortization during the three and six months ended June 30, 2017. The TDR has a pre-modification and post-modification recorded investment of $262 thousand.
Concessions made to improve a loan and lease’s performance have varying degrees of success. No TDRs that were modified within the twelve months ended June 30, 2018 subsequently defaulted during the three and six months ended June 30, 2018.
As of June 30, 2017, one TDR that was modified within the twelve months ended June 30, 2017 subsequently defaulted. This TDR was a commercial and industrial healthcare loan that was previously modified for payment deferral. The recorded investment for this TDR at June 30, 2017 was $107 thousand.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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
Direct Financing Leases
Interest income on direct financing leases is recognized when earned.  Unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.  The term of each lease is generally 3-7 years which is consistent with the useful life of the equipment with no residual value.  The gross lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

	As of
	June 30, 2018	December 31, 2017
Gross direct finance lease payments receivable	$4,880	$2,399
Less – unearned interest	(795)	(373)
Net investment in direct financing leases	$4,085	$2,026
Future minimum lease payments under finance leases are as follows:

As of June 30, 2018	Amount
2018	$487
2019	1,009
2020	998
2021	916
2022	733
Thereafter	737
Total	$4,880
Interest income of $73 thousand and $7 thousand was recognized in the three months ended June 30, 2018 and 2017. Interest income of $120 thousand and $7 thousand was recognized in the six months ended June 30, 2018 and 2017.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018, the Company had a net investment of $129.7 million in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $135.6 million and accumulated depreciation was $5.9 million as of June 30, 2018. Depreciation expense recognized on these assets for the three and six months ended June 30, 2018 was $2.0 million and $3.7 million, respectively. Depreciation expense recognized for the three and six months ended June 30, 2017 was $297 thousand.
A maturity analysis of future minimum lease payments under non-cancelable operating leases is as follows:

As of June 30, 2018	Amount
2018	$3,200
2019	7,486
2020	7,536
2021	7,572
2022	7,599
Thereafter	49,337
Total	$82,730
Note 7. Servicing Assets
Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.58 billion and $2.44 billion at June 30, 2018 and December 31, 2017, respectively. The unpaid principal balance for all loans serviced for others was $2.67 billion and $2.54 billion at June 30, 2018 and December 31, 2017, respectively.
The following summarizes the activity pertaining to servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$53,120	$53,584	$52,298	$51,994
Additions, net	4,202	2,503	9,076	5,885
Fair value changes:
Due to changes in valuation inputs or assumptions	(552)	365	(553)	861
Decay due to increases in principal paydowns or runoff	(4,081)	(2,777)	(8,132)	(5,065)
Balance at end of period	$52,689	$53,675	$52,689	$53,675
The fair value of servicing rights was determined using discount rates ranging from 10.1% to 15.4% on June 30, 2018 and 9.0% to 13.2% on June 30, 2017. The fair value of servicing rights was determined using prepayment speeds ranging from 3.1% to 23.3% on June 30, 2018 and 3.1% to 10.2% on June 30, 2017, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the consolidated statements of income.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 8. Borrowings
Total outstanding short and long term borrowings consisted of the following:

	June 30, 2018	December 31, 2017
Short term borrowings
On October 20, 2017, the Company entered into a revolving line of credit of $20 million with an unaffiliated commercial bank. The note is unsecured and accrues interest at LIBOR plus 1.750% for a term of 12 months. Payments are interest only with all principal and accrued interest due on October 19, 2018. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. No advances have been made to this line of credit and there is $20 million of available credit remaining at June 30, 2018.	$—	$—
On September 18, 2014, the Company entered into a note payable revolving line of credit of $8.1 million with an unaffiliated commercial bank. On April 18, 2017, the Company renewed and increased the revolving line of credit to $25 million. The note is unsecured and accrues interest at Prime minus 0.50% for a term of 24 months. Payments are interest only with all principal and accrued interest due on April 30, 2019. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. This line of credit was paid in full on August 25, 2017, and there is $25 million of available credit remaining at June 30, 2018.
	—	—
Total short term borrowings	$—	$—

	June 30, 2018	December 31, 2017
Long term borrowings
On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive main campus with a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main facility location. Payments were interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments of $146 thousand began in October 2016 with all principal and accrued interest due on September 11, 2021. This note was repaid in full on January 31, 2018.	$—	$22,990
On February 23, 2015, the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The interest rate at June 30, 2018 is 5.75%. The maturity date is October 5, 2019. The pledged collateral is classified in other assets with a fair value of $3.4 million at June 30, 2018. Underlying loans carry a risk grade of 3 and are current with no delinquencies.
	3,368	3,574
In October 2017, the Company entered into a capital lease of $19 thousand with an unaffiliated equipment lease company, secured by fitness equipment which is included in premises and equipment on the consolidated balance sheet. Payments are principal and interest due monthly starting December 15, 2017 over a term of 60 months. At the end of the lease term there is a $1.00 bargain purchase option.	17	—
Total long term borrowings	$3,385	$26,564
The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $72.5 million and $47.5 million as of June 30, 2018 and December 31, 2017, respectively. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of June 30, 2018 and December 31, 2017.
The Company has entered into a repurchase agreement with a third party for $5 million as of June 30, 2018 and December 31, 2017. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of June 30, 2018 and December 31, 2017.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $370.3 million and $348.5 million as of June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, the Company had approximately $204.1 million and $189.1 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of June 30, 2018 and December 31, 2017.
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
Recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2018	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US treasury securities	$4,952	$—	$4,952	$—
US government agencies	32,501	—	32,501	—
Residential mortgage-backed securities	345,437	—	345,437	—
Mutual fund	2,053	—	2,053	—
Servicing assets[1]	52,689	—	—	52,689
Equity warrant assets	399	—	—	399
Total assets at fair value	$438,031	$—	$384,943	$53,088

Contingent consideration liability[2]	$1,640	$—	$—	$1,640
Total liabilities at fair value	$1,640	$—	$—	$1,640

December 31, 2017	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$22,624	$—	$22,624	$—
Residential mortgage-backed securities	68,696	—	68,696	—
Mutual fund	2,035	—	2,035	—
Servicing assets[1]	52,298	—	—	52,298
Total assets at fair value	$145,653	$—	$93,355	$52,298

Contingent consideration liability[2]	$1,900	$—	$—	$1,900
Total liabilities at fair value	$1,900	$—	$—	$1,900

1	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets and various assumptions used in the fair value measurement.

2
Activity for the contingent consideration liability during the six months ended June 30, 2018 consisted of a $260 thousand negative fair value adjustment. There was no activity for the contingent consideration liability during the three months ended June 30, 2018. During the three months ended June 30, 2017, the Company recorded a $150 thousand positive fair value adjustment. During the six months ended June 30, 2017, $4.3 million of contingent consideration was recorded upon the acquisition of Reltco as well as $350 thousand positive fair value adjustments.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Non-recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

June 30, 2018	Total	Level 1	Level 2	Level 3
Impaired loans and leases	$56,012	$—	$—	$56,012
Foreclosed assets	1,725	—	—	1,725
Total assets at fair value	$57,737	$—	$—	$57,737

December 31, 2017	Total	Level 1	Level 2	Level 3
Impaired loans and leases	$34,493	$—	$—	$34,493
Foreclosed assets	1,281	—	—	1,281
Total assets at fair value	$35,774	$—	$—	$35,774
Level 3 Analysis
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2018 and December 31, 2017 the significant unobservable inputs used in the fair value measurements were as follows:
June 30, 2018

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired loans and leases	$56,012	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 48% Weighted average discount rate 6.93%
Foreclosed assets	$1,725	Discounted appraisals	Appraisal adjustments (1)	9% to 37%
Equity warrant assets	$399	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	20.10% 2.85% 20% 9 years
Contingent consideration liability	$1,640	Monte Carlo simulation	Volatility Risk-free rate of return Dividend yield Remaining life	25.00% 2.09% 0.43% 2.75 years
December 31, 2017

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired loans and leases	$34,493	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 25% Weighted average discount rate 6.26%
Foreclosed assets	$1,281	Discounted appraisals	Appraisal adjustments (1)	10% to 37%
Contingent consideration liability	$1,900	Monte Carlo simulation	Volatility Risk-free rate of return Dividend yield Remaining life	25.00% 1.43% 0.51% 3.00 years

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Estimated Fair Value of Other Financial Instruments
GAAP also requires disclosure of the fair value of financial instruments carried at book value on the consolidated balance sheet. The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

June 30, 2018	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$392,941	$392,941	$—	$—	$392,941
Certificates of deposit with other banks	2,250	2,243	—	—	2,243
Investment securities, available-for-sale	384,943	—	384,943	—	384,943
Loans held for sale(1)	757,494	—	—	772,006	772,006
Loans and leases, net of allowance for loan and lease losses(1)	1,505,018	—	—	1,500,415	1,500,415
Servicing assets	52,689	—	—	52,689	52,689
Accrued interest receivable	13,807	13,807	—	—	13,807
Financial liabilities
Deposits	2,969,236	—	2,910,479	—	2,910,479
Accrued interest payable	534	534	—	—	534
Long term borrowings	3,385	—	—	3,399	3,399

December 31, 2017	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$295,271	$295,271	$—	$—	$295,271
Certificates of deposit with other banks	3,000	2,993	—	—	2,993
Investment securities, available-for-sale	93,355	—	93,355	—	93,355
Loans held for sale (1)	680,454	—	—	706,972	706,972
Loans and leases, net of allowance for loan and lease losses(1)	1,319,783	—	—	1,319,615	1,319,615
Servicing assets	52,298	—	—	52,298	52,298
Accrued interest receivable	10,160	10,160	—	—	10,160
Financial liabilities
Deposits	2,260,263	—	2,232,370	—	2,232,370
Accrued interest payable	367	367	—	—	367
Long term borrowings	26,564	—	—	27,390	27,390

(1)
In accordance with the adoption of ASU 2016-01, as of June 30, 2018, the fair value of loans and leases were measured using an exit price notion. As of December 31, 2017, the fair value of loans and leases were measured using an entry price notion.

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

	June 30, 2018	December 31, 2017
Commitments to extend credit	$1,349,217	$1,701,137
Standby letters of credit	2,636	2,298
Solar purchase commitments	49,844	106,921
Airplane purchase agreement commitments	19,450	25,450
Total unfunded off-balance-sheet credit risk	$1,421,147	$1,835,806
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
As of June 30, 2018 and December 31, 2017, the Company had unfunded commitments to provide capital contributions for on-balance sheet investments in the amount of $3.3 million and $3.5 million, respectively.
Concentrations of Credit Risk
Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans, leases, and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $7.5 million, except for nine relationships that have a retained unguaranteed exposure of $109.3 million of which $100.3 million of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments due under non-cancelable operating leases totaling $82.7 million, of which $62.1 million is due from four relationships.
The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 12. Stock Plans
On March 20, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan which replaced the previously existing Amended Incentive Stock Option Plan and Nonstatutory Stock Option Plan. Subsequently on May 24, 2016, the 2015 Omnibus Stock Incentive Plan was amended to authorize awards covering a maximum of 7,000,000 common voting shares and has an expiration date of March 20, 2025. On May 15, 2018, the Amended and Restated 2015 Omnibus Stock Incentive Plan was amended to authorize awards covering a maximum of 8,750,000 common voting shares. Options or restricted shares granted under the Amended and Restated 2015 Omnibus Stock Incentive Plan (the "Plan") expire no more than 10 years from the date of grant. Exercise prices under the Plan are set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Options or restricted shares vest over a minimum of three years from the date of the grant.
Stock Options
Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the three months ended June 30, 2018 and 2017, the Company recognized $347 thousand and $468 thousand in compensation expense for stock options, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized $780 thousand and $882 thousand in compensation expense for stock options, respectively.
Stock option activity under the Plan during the six month periods ended June 30, 2018 and 2017 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,058,459	$11.30
Exercised	144,671	8.66
Forfeited	134,623	14.11
Granted	—	—
Outstanding at June 30, 2018	2,779,165	$11.30	6.54 years	$53,786,948
Exercisable at June 30, 2018	727,697	$9.83	6.27 years	$15,148,795

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,478,208	$11.51
Exercised	58,921	7.73
Forfeited	195,468	14.38
Granted	—	—
Outstanding at June 30, 2017	3,223,819	$11.41	7.56 years	$41,246,695
Exercisable at June 30, 2017	596,021	$9.06	7.18 years	$9,021,234

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following is a summary of non-vested stock option activity for the Company for the six months ended June 30, 2018 and 2017.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	2,364,999	$4.65
Granted	—	—
Vested	(178,908)	2.95
Forfeited	(134,623)	6.26
Non-vested at June 30, 2018	2,051,468	4.79

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	3,016,100	$4.78
Granted	—	—
Vested	(192,834)	2.12
Forfeited	(195,468)	6.17
Non-vested at June 30, 2017	2,627,798	4.87
The total intrinsic value of options exercised at June 30, 2018 and 2017 was $2.9 million and $867 thousand, respectively.
At June 30, 2018, unrecognized compensation costs relating to stock options amounted to $7.2 million which will be recognized over a weighted average period of 2.42 years.
The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. There were no stock options granted during the three and six months ended June 30, 2018 or 2017.
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
Market RSUs also have a restriction based on the passage of time and non-market-related performance criteria, but also have a restriction based on market price criteria related to the Company’s share price closing at or above a specified price ranging from $34.00 to $48.00 per share for at least twenty (20) consecutive trading days at any time prior to expiration date. The amount of Market RSUs earned will not exceed 100% of the Market RSUs awarded. The fair value of the Market RSUs and the implied service period is calculated using the Monte Carlo simulation method.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

RSU stock activity under the Plan during the first six months of 2018 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	181,814	$20.03
Granted	152,422	28.01
Vested	(56,799)	26.54
Forfeited	(11,320)	23.36
Non-vested at June 30, 2018	266,117	23.07
For the three months ended June 30, 2018 and 2017, the Company recognized $921 thousand and $167 thousand in compensation expense for RSUs, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized $1.8 million and $326 thousand in compensation expense for RSUs, respectively.
At June 30, 2018, unrecognized compensation costs relating to RSUs amounted to $5.3 million which will be recognized over a weighted average period of 4.78 years.
Market RSU stock activity under the Plan during the first six months of 2018 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	2,532,808	$8.78
Granted	75,000	17.51
Vested	—	—
Forfeited	(216,019)	9.06
Non-vested at June 30, 2018	2,391,789	9.03
The compensation expense for Market RSUs is measured based on their grant date fair value as calculated using the Monte Carlo simulation and is recognized on a straight-line basis over the average vesting period. The Monte Carlo simulation used 100,000 simulation paths to assess the expected date of achieving the market price criteria.
Related to the 75,000 Market RSUs granted on May 14, 2018, the share price simulation was based on the Cox, Ross & Rubinstein option pricing methodology for a period of 7.0 years. The implied term of the restricted stock was 3.3 years. The Monte Carlo Simulation used various assumptions that included a risk free rate of return of 2.96%, expected volatility of 27.00% and a dividend yield of 0.42%.
For the three months ended June 30, 2018 and 2017, the Company recognized $947 thousand and $1.2 million in compensation expense for Market RSUs, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized $1.9 million and $2.4 million in compensation expense for Market RSUs, respectively.
At June 30, 2018, unrecognized compensation costs relating to Market RSUs amounted to $13.5 million which will be recognized over a weighted average period of 2.56 years.
Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan on October 8, 2014. On May 24, 2016, the plan was amended and the Amended and Restated Employee Stock Purchase Plan (the "ESPP") became effective within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, eligible employees are able to purchase available shares with post-tax dollars as of the grant date. In order for employees to be eligible to participate in the ESPP they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand in fair market value per employee per calendar year. Options to purchase shares under the ESPP are granted at a 15% discount to fair market value. There was no expense recognized in relation to the ESPP for the three months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017 the Company recognized $29 thousand and $43 thousand expense, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 13. Subsequent Event
On August 1, 2018, the Company financed the sale of its entire interest in Reltco, Inc. and National Assurance Title, Inc. for $3.0 million.  Finalization of Reltco's financial records as of August 1, 2018, is still in process.  Accordingly, accounting for the financial impact of this divestiture is still in process.  Based on initial estimates, the Company anticipates this sale to result in a net cost of approximately $2.5 million.

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
Nature of Operations
LOB is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending services to small businesses nationwide. The Bank identifies and grows within selected industry sectors, or verticals, by leveraging expertise within those industries, and more broadly to select borrowers outside of those industries. A significant portion of the loans originated by the Bank are guaranteed by the SBA under its 7(a) program. In 2010, the Bank formed Live Oak Number One, Inc., a wholly-owned subsidiary, to hold properties foreclosed on by the Bank.
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
In 2017, the Bank entered into a joint venture, Apiture LLC (“Apiture”), with First Data Corporation for the purpose of creating next generation technology for financial institutions. In addition to the Bank, the Company owns Live Oak Clean Energy Financing LLC, formed in November 2016, for the purpose of providing financing to entities for renewable energy applications; Live Oak Ventures, Inc. (formerly known as “Canapi, Inc.”), formed in August 2016, for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology; Live Oak Grove, LLC, opened in September 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location; Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and U.S. Department of Agriculture ("USDA")-guaranteed loans; and 504 Fund Advisors, LLC (“504FA”), which was formed to serve as the investment advisor to The 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans. In addition, the Company owned Reltco Inc. and National Assurance Title, Inc. (collectively referred to as “Reltco”) until the Company sold Reltco on August 1, 2018. See Note 13 - Subsequent Event for more information.

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
Results of Operations
Performance Summary
Three months ended June 30, 2018 compared with three months ended June 30, 2017
For the three months ended June 30, 2018, the Company reported net income of $14.3 million, or $0.34 per diluted share, as compared to $9.8 million, or $0.27 per diluted share, for the three months ended June 30, 2017. This increase in net income is primarily due to the following items:

•	Increased net interest income of $8.7 million, or 47.1%, predominately driven by significant growth in the combined held for sale and held for investment loan and lease portfolios;

•	Increased net gains on sales of loans of $4.9 million, or 26.9%, as a result of higher loan sale volumes partially offset by lower average premiums;

•	Increased lease income of $1.9 million for lease activities that began in the second quarter of 2017; and

•	Increased loan servicing revenue of $791 thousand, or 12.8%, attributable to a higher serviced loan portfolio.
Partially offsetting the above factors was a decline in title insurance income of $1.4 million combined with increases in various cost factors as follows: $531 thousand in the provision expense for loan and lease losses, $2.5 million in the loan servicing asset revaluation loss, $4.2 million in salaries and employee benefits, $1.0 million in data processing expense, and $1.7 million in equipment expense.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
For the six months ended June 30, 2018, the Company reported net income of $26.7 million, or $0.64 per diluted share, as compared to $15.9 million, or $0.44 per diluted share, for the six months ended June 30, 2017. This increase in net income is primarily attributable to the following items:

•	Increased net interest income of $17.5 million, or 51.4%, predominately driven by significant growth in the loans and leases held for sale and held for investment portfolios;

•	Increased loan servicing revenue of $1.8 million, or 14.6%, as a result of continued growth in the servicing portfolio due to ongoing loan sales;

•	Increased net gains on sales of loans of $10.4 million, or 27.9%, due to a higher year-to-date sale volume partially offset by a slight decrease in the average net gain per loan sold; and

•	Increased lease income of $3.5 million for operating lease activities that began in the second quarter of 2017.
Partially offsetting the above factors that contributed to increased levels of net income was a $3.4 million increase in provision expense for loan and lease losses, $12.6 million increase in noninterest expense, largely comprised of the effects of continued investments to support growing levels of business and business diversification, an increase of $5.6 million in the loan servicing asset revaluation loss, and a $1.5 million decrease in title insurance income.

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
Three months ended June 30, 2018 compared with three months ended June 30, 2017
For the three months ended June 30, 2018, net interest income increased $8.7 million, or 47.1%, to $27.0 million compared to $18.4 million for the three months ended June 30, 2017. This increase was principally due to the significant growth in average interest earning assets, predominately loans and leases, and to a lesser extent by higher yields on these assets which outpaced the growth and change in the cost of interest bearing liabilities, primarily related to deposits. Average interest earning assets increased by $1.26 billion, or 66.7%, to $3.14 billion for the three months ended June 30, 2018, compared to $1.88 billion for the three months ended June 30, 2017, while the yield on average interest earning assets increased five basis points to 5.24%. The cost of funds on interest bearing liabilities for the three months ended June 30, 2018 increased fifty-two basis points to 1.86%, and the average balance of interest bearing liabilities increased by $1.21 billion, or 68.2%, over the same period in 2017. As indicated in the rate/volume table below, the increase in interest earning assets and corresponding yields outpaced the higher volume of interest bearing liabilities along with an increasing cost of funds, resulting in increased interest income of $16.6 million and increased interest expense of $8.0 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. For the three months ended June 30, 2018 compared to the three months ended June 30, 2017, net interest margin declined from 3.92% to 3.46%, respectively, principally due to the narrowing of the interest rate spread during the quarter. This short-term compression of the spread was largely the result of strategic liquidity initiatives which were accomplished during the first quarter of 2018 which led to much higher levels of investment securities and cash balances held with other banks.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
For the six months ended June 30, 2018, net interest income increased $17.5 million, or 51.4%, to $51.5 million compared to $34.0 million for the six months ended June 30, 2017. This increase was principally due to the significant growth in average interest earning assets and to a lesser extent higher yields on these assets outpacing the growth and change in the cost of interest bearing liabilities. Average interest earning assets increased by $1.12 billion, or 62.8%, to $2.91 billion for the six months ended June 30, 2018 compared to $1.79 billion for the six months ended June 30, 2017, while the yield on average interest earning assets increased by twenty-one basis points to 5.27%. The cost of funds on interest bearing liabilities for the six months ended June 30, 2018 increased by fifty basis points to 1.79%, and the average balance of interest bearing liabilities increased by $1.09 billion, or 65.0%, during the same period. As indicated in the rate/volume table below, the increase in interest bearing liabilities and corresponding cost of funds was outpaced by the positive effects of the increased volume of interest earning assets along with much higher yields, resulting in increased interest income of $31.2 million and increased interest expense of $13.7 million for the six months ended June 30, 2018. For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, net interest margin declined from 3.84% to 3.58% due to the aforementioned effects.

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

	Three months ended June 30,
	2018			2017
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$505,351	$2,179	1.73%	$199,904	$470	0.94%
Investment securities	383,154	2,530	2.65	69,544	316	1.82
Loans held for sale	744,789	11,937	6.43	562,984	8,226	5.86
Loans and leases held for investment (1)	1,504,738	24,330	6.49	1,050,074	15,333	5.86
Total interest earning assets	3,138,032	40,976	5.24	1,882,506	24,345	5.19
Less: allowance for loan and lease losses	(27,930)			(18,198)
Non-interest earning assets	424,100			209,484
Total assets	$3,534,202			$2,073,792

Interest bearing liabilities:
Interest bearing checking	$36,926	$100	1.09%	$40,541	$57	0.56%
Savings	998,521	4,061	1.63	3,809	12	1.26
Money market accounts	151,880	463	1.22	475,265	1,114	0.94
Certificates of deposit	1,806,063	9,303	2.07	1,219,542	4,409	1.45
Total deposits	2,993,390	13,927	1.87	1,739,157	5,592	1.29
Other borrowings	3,488	1	0.11	42,765	361	3.39
Total interest bearing liabilities	2,996,878	13,928	1.86	1,781,922	5,953	1.34
Non-interest bearing deposits	53,922			32,718
Non-interest bearing liabilities	21,217			22,165
Shareholders' equity	462,185			236,987
Total liabilities and shareholders' equity	$3,534,202			$2,073,792

Net interest income and interest rate spread		$27,048	3.38%		$18,392	3.85%

Net interest margin			3.46			3.92

Ratio of average interest-earning assets to average interest-bearing liabilities			104.71%			105.64%

(1)	Average loan and lease balances include non-accruing loans.

	Six months ended June 30,
	2018			2017
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$430,107	$3,394	1.59%	$197,056	$812	0.83%
Investment securities	283,083	3,647	2.60	70,306	639	1.83
Loans held for sale	736,323	23,085	6.32	514,920	14,777	5.79
Loans and leases held for investment(1)	1,456,659	45,873	6.35	1,002,932	28,536	5.74
Total interest earning assets	2,906,172	75,999	5.27	1,785,214	44,764	5.06
Less: allowance for loan and lease losses	(26,085)			(18,199)
Non-interest earning assets	410,585			188,679
Total assets	$3,290,672			$1,955,694

Interest bearing liabilities:
Interest bearing checking	$40,243	$203	1.02%	$42,436	$121	0.57%
Savings	910,880	7,179	1.59	1,915	12	1.26
Money market accounts	160,370	983	1.24	477,393	2,062	0.87
Certificates of deposit	1,640,479	15,980	1.96	1,115,307	7,940	1.44
Total deposits	2,751,972	24,345	1.78	1,637,051	10,135	1.25
Other borrowings	7,336	130	3.57	35,457	596	3.39
Total interest bearing liabilities	2,759,308	24,475	1.79	1,672,508	10,731	1.29
Non-interest bearing deposits	55,252			30,713
Non-interest bearing liabilities	20,125			22,104
Shareholders’ equity	455,987			230,369
Noncontrolling interest	—			—
Total liabilities and shareholders’ equity	$3,290,672			$1,955,694

Net interest income and interest rate spread		$51,524	3.48%		$34,033	3.77%

Net interest margin			3.58			3.84

Ratio of average interest-earning assets to average interest-bearing liabilities			105.32%			106.74%

(1)	Average loan and lease balances include non-accruing loans.

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

	Three months ended June 30,			Six months ended June 30,
	2018 vs. 2017			2018 vs. 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$691	$1,018	$1,709	$1,182	$1,400	$2,582
Investment securities	466	1,748	2,214	670	2,338	3,008
Loans held for sale	926	2,785	3,711	1,660	6,648	8,308
Loans and leases held for investment	2,002	6,995	8,997	3,738	13,599	17,337
Total interest income	4,085	12,546	16,631	7,250	23,985	31,235
Interest expense:
Interest bearing checking	50	(7)	43	91	(9)	82
Savings	459	3,590	4,049	737	6,430	7,167
Money market accounts	221	(872)	(651)	577	(1,656)	(1,079)
Certificates of deposit	2,323	2,571	4,894	3,613	4,427	8,040
Other borrowings	(177)	(183)	(360)	13	(479)	(466)
Total interest expense	2,876	5,099	7,975	5,031	8,713	13,744
Net interest income	$1,209	$7,447	$8,656	$2,219	$15,272	$17,491
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
Losses inherent in loan relationships are mitigated if a portion of the loan is guaranteed by the SBA or USDA. A typical SBA 7(a) loan carries a 75% guarantee while USDA guarantees range from 60% to 80% depending on loan size, which serve to reduce the risk profile of these loans. The Company believes that its focus on compliance with regulations and guidance from the SBA and USDA are key factors to managing this risk.
The provision for loan and lease losses for the second quarter of 2018 was $2.1 million compared to $1.6 million for the same period in 2017, an increase of $531 thousand, or 34.1%. For the six months ended June 30, 2018 the provision was $6.5 million compared to $3.1 million for the same period in 2017, an increase of $3.4 million, or 112.1%. The increase in the provision for loan and lease losses for both quarter over quarter and year to year periods was largely driven by overall loan and lease growth and higher levels of loans with classified risk grades.
Loans and leases held for investment of $1.53 billion as of June 30, 2018 increased by $449.9 million, or 41.5%, compared to June 30, 2017. This growth was fueled by strong loan origination volumes and continued disbursements for loans in the construction portfolio over the past year in conjunction with the Company's prior decision to retain a greater portion of loans on its consolidated balance sheet.
Net charge-offs were $787 thousand, or 0.21% of average quarterly loans and leases held for investment on an annualized basis, for the three months ended June 30, 2018, compared to net charge-offs of $191 thousand, or 0.07%, for the three months ended June 30, 2017. Net charge-offs for the first six months of 2018 and 2017 totaled $1.3 million and $1.7 million, respectively. Year to date net charge-offs as a percentage of year to date average loans held for investment were 0.09% and 0.17% at June 30, 2018 and 2017, respectively. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for loan and lease losses.
In addition, at June 30, 2018, nonperforming loans and leases not guaranteed by the SBA totaled $11.5 million, which was 0.75% of the held-for-investment loan and lease portfolio compared to $3.6 million, or 0.33% of loans and leases held for investment at June 30, 2017.

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
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Noninterest income
Loan servicing revenue	$6,965	$6,174	$791	12.81%
Loan servicing asset revaluation	(3,670)	(1,164)	(2,506)	(215.29)
Net gains on sales of loans	23,061	18,176	4,885	26.88
Lease income	1,920	9	1,911	21,233.33
Construction supervision fee income	597	286	311	108.74
Title insurance income	996	2,397	(1,401)	(58.45)
Other noninterest income	744	789	(45)	(5.70)
Total noninterest income	$30,613	$26,667	$3,946	14.80%

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Noninterest income
Loan servicing revenue	$13,863	$12,097	$1,766	14.60%
Loan servicing asset revaluation	(8,758)	(3,173)	(5,585)	(176.02)
Net gains on sales of loans	47,479	37,128	10,351	27.88
Lease income	3,528	9	3,519	39,100.00
Construction supervision fee income	1,376	715	661	92.45
Title insurance income	2,296	3,835	(1,539)	(40.13)
Other noninterest income	1,585	1,809	(224)	(12.38)
Total noninterest income	$61,369	$52,420	$8,949	17.07%
For the three months ended June 30, 2018, noninterest income increased by $3.9 million, or 14.8%, compared to the three months ended June 30, 2017. The increase from the prior year is primarily the result of net gains on sales of loans increasing $4.9 million to $23.1 million in the second quarter of 2018 compared to $18.2 million in the second quarter of 2017, as a function of higher volume of guaranteed loan sales offset by a lower average net gain on sale of guaranteed loans. The latter is primarily a function of the mix of loans sold. Lease income of $1.9 million related to renewable energy initiatives that began in the second quarter of 2017 and increased loan servicing revenues of $791 thousand arising from growth in the serviced loan portfolio also contributed to higher levels of noninterest income in the second quarter of 2018. Partially offsetting the overall increase in noninterest income was a higher negative loan servicing revaluation adjustment of $2.5 million and a decrease in title insurance income of $1.4 million.
For the six months ended June 30, 2018, noninterest income increased by $8.9 million, or 17.1%, compared to the six months ended June 30, 2017. Increases in noninterest income were primarily the result of higher year-to-date levels in the serviced loan portfolio and the volume of loans sold in the secondary market which generated $1.8 million of increased servicing revenue and $10.4 million of increased net gains on sale of loans. Also contributing to increased levels of noninterest income was $3.5 million of operating lease income. Partly offsetting the overall increase in noninterest income was a higher negative loan servicing revaluation adjustment of $5.6 million and a decline in title insurance income of $1.5 million.

The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended June 30,		Three months ended March 31,
	2018	2017	2018	2017
Amount of loans and leases originated	$491,797	$586,471	$397,559	$468,663
Guaranteed portions of loans sold	295,216	203,714	247,243	208,715
Outstanding balance of guaranteed loans sold (1)	2,951,379	2,521,506	2,812,108	2,410,791

	Six months ended June 30,		For years ended December 31,
	2018	2017	2017	2016	2015	2014
Amount of loans and leases originated	$889,356	$1,055,134	$1,934,238	$1,537,010	$1,158,640	$848,090
Guaranteed portions of loans sold	542,459	412,429	787,926	761,933	640,886	433,912
Outstanding balance of guaranteed loans sold (1)	2,951,379	2,521,506	2,680,641	2,278,618	1,779,989	1,302,828

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for all loans that the Bank originates, including loans sold, are retained by the Bank. In exchange for continuing to service loans that are sold, the Bank receives fee income represented in loan servicing revenue equivalent to one percent of the outstanding balance of SBA loans sold and 0.40% of the outstanding balance of USDA loans sold. In addition, the cost of servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For three and six months ended June 30, 2018, loan servicing revenue increased $791 thousand, or 12.8%, and $1.8 million, or 14.6%, respectively, as compared to the three and six months ended June 30, 2017, as a result of an increase in the average outstanding balance of guaranteed loans sold. At June 30, 2018, the outstanding balance of government guaranteed loans sold in the secondary market was $2.95 billion. At June 30, 2017, the outstanding balance of SBA guaranteed loans sold was $2.52 billion.
Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended June 30, 2018, there was a net negative loan servicing revaluation adjustment of $3.7 million compared to a net negative revaluation adjustment of $1.2 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, there was a net negative loan servicing revaluation adjustment of $8.8 million compared to a net negative revaluation adjustment of $3.2 million for the six months ended June 30, 2017. The higher negative loan servicing revaluation amount for the second quarter of 2018 as compared to the second quarter of 2017 was principally driven by amortization of the serviced portfolio during that period.
Net Gains on Sale of Loans: For the three and six months ended June 30, 2018, net gains on sales of loans increased $4.9 million, or 26.9%, and $10.4 million, or 27.9%, compared to the three and six months ended June 30, 2017. For the three months ended June 30, 2018, the volume of guaranteed loans sold increased $91.5 million, or 44.9%, to $295.2 million from $203.7 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, the volume of guaranteed loans sold increased $130.0 million, or 31.5%, to $542.5 million from $412.4 million for the six months ended June 30, 2017. The volume-driven increases in the year-to-date net gain on loan sale comparisons were partially offset by lower average premiums paid in the secondary market primarily due to changes in the mix of loans sold. The average net gain on sale of loans for the three and six months ended June 30, 2018 was lower at $83 thousand and $90 thousand of revenue for each $1 million in loans sold, respectively, compared to $92 thousand and $91 thousand of revenue for each $1 million in loans sold for the three and six months ended June 30, 2017.

Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Noninterest expense
Salaries and employee benefits	$22,146	$17,968	$4,178	23.25%
Non-staff expenses:
Travel expense	2,041	2,148	(107)	(4.98)
Professional services expense	1,119	1,424	(305)	(21.42)
Advertising and marketing expense	1,868	1,976	(108)	(5.47)
Occupancy expense	1,882	1,350	532	39.41
Data processing expense	2,906	1,858	1,048	56.40
Equipment expense	3,368	1,703	1,665	97.77
Other loan origination and maintenance expense	1,414	981	433	44.14
FDIC insurance	1,010	724	286	39.50
Title insurance closing services expense	372	785	(413)	(52.61)
Other expense	2,704	2,383	321	13.47
Total non-staff expenses	18,684	15,332	3,352	21.86
Total noninterest expense	$40,830	$33,300	$7,530	22.61%

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Noninterest expense
Salaries and employee benefits	$42,355	$36,650	$5,705	15.57%
Non-staff expenses:
Travel expense	3,884	3,746	138	3.68
Professional services expense	2,417	3,160	(743)	(23.51)
Advertising and marketing expense	3,530	3,461	69	1.99
Occupancy expense	3,739	2,545	1,194	46.92
Data processing expense	5,743	3,554	2,189	61.59
Equipment expense	6,445	2,777	3,668	132.08
Other loan origination and maintenance expense	2,743	1,986	757	38.12
FDIC insurance	1,582	1,450	132	9.10
Title insurance closing services expense	798	1,190	(392)	(32.94)
Other expense	5,666	5,766	(100)	(1.73)
Total non-staff expenses	36,547	29,635	6,912	23.32
Total noninterest expense	$78,902	$66,285	$12,617	19.03%
Total noninterest expense for the three and six months ended June 30, 2018 increased $7.5 million, or 22.6%, and $12.6 million or 19.0%, compared to the same periods in 2017. The increase in noninterest expense was principally comprised of increased personnel, occupancy, data processing and equipment expense driven by the significant growth of the Company's core business. Changes in various components of noninterest expense are discussed below.

Salaries and employee benefits: Total personnel expense for the three and six months ended June 30, 2018 increased by $4.2 million, or 23.3%, and $5.7 million, or 15.6%, respectively, compared to the same periods in 2017. The primary drivers for this increase was the continued investment in human capital to support the growing loan and lease production from new and existing verticals partially offset by transferring the recognition of costs associated with software development to data processing expense with the formation of Apiture. Total full-time equivalent employees increased from 517 at June 30, 2017 to 522 at June 30, 2018. Salaries and employee benefits expense included $2.2 million and $1.9 million of stock-based compensation in the three months ended June 30, 2018 and 2017, respectively and $4.6 million and $3.9 million for the six months ended June 30, 2018 and 2017, respectively. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Of the total stock-based compensation, $357 thousand for the second quarter and $709 thousand for the first half of 2018 and $378 thousand for the second quarter and $724 thousand for the first half 2017, respectively, included in salaries and employee benefits were related to restricted stock unit ("RSU") awards for key employee retention with an effective grant date of May 24, 2016.
Occupancy expense: For the three and six months ended June 30, 2018, total occupancy expense increased $532 thousand, or 39.4%, and $1.2 million, or 46.9%, respectively, compared to the same periods in 2017. This increase was driven by continued investment in facilities and infrastructure to support the Company's growth initiatives.
Data processing expense: For the three and six months ended June 30, 2018, total data processing expense increased $1.1 million, or 56.4%, and $2.2 million, or 61.6%, respectively, compared to the same periods in 2017. Largely influencing this increase in data processing was the contribution of software development resources to Apiture which transferred the recognition of costs associated with the Company’s technology development from salaries and employee benefits to data processing.
Equipment expense: For the three and six months ended June 30, 2018, the total costs associated with equipment increased $1.7 million, or 97.8%, and $3.7 million, or 132.1%, respectively, compared to the same periods in 2017. A major factor behind this increase was the depreciation of solar panels arising from operating lease activities that began in the second quarter of 2017.
Income Tax Expense
The effective tax rates for the three and six months ended June 30, 2018 was 3.3% and 2.9%, respectively, compared to the effective rates of 4.0% and 7.0% for the three and six months ended June 30, 2017, respectively. The tax rate principally reflected the generation of investment tax credits by the solar panel leasing activity under the Company’s strategic initiatives in the renewable energy sector.
Discussion and Analysis of Financial Condition
June 30, 2018 vs. December 31, 2017
Total assets at June 30, 2018 were $3.47 billion, an increase of $714.5 million, or 25.9%, compared to total assets of $2.76 billion at December 31, 2017. The growth in total assets was principally driven by the following:

•
Increased cash and due from banks largely due to the significant growth from deposit gathering campaigns that generated $709.0 million in new deposits and were designed to strengthen the liquidity profile;

•	Increased investment in securities available-for-sale of $291.6 million which was driven by the Company's strategic plan to enhance contingency funding sources;

•	Growth in loan and lease portfolio of $267.4 million due to newly originated loans combined with longer retention times of loans held for sale; and

•	Increased premises and equipment of $56.0 million related primarily to expansion of facilities to accommodate Company growth and the addition of solar panels to meet leasing commitments.
Cash and cash equivalents were $392.9 million at June 30, 2018, an increase of $97.7 million, or 33.1%, compared to $295.3 million at December 31, 2017. This increase primarily reflected the results of successful deposit gathering campaigns and the sale of loans.
Total investment securities increased $291.6 million during the first six months of 2018, from $93.4 million at December 31, 2017, to $384.9 million at June 30, 2018, an increase of 312.3%. The Company increased its investment securities during the first and second quarter of 2018 as part of the aforementioned strategic plan to enhance contingent funding sources. The investment portfolio is comprised of U.S. government agency securities, residential mortgage-backed securities and a mutual fund.

Loans held for sale increased $77.1 million, or 11.3%, during the first six months of 2018, from $680.5 million at December 31, 2017, to $757.5 million at June 30, 2018. The increase was primarily the result of loan origination activities and the strategy to enhance interest income by increasing the retention time of guaranteed loans along with growth in certain loans that take time to fully fund.
Loans and leases held for investment increased $190.4 million, or 14.2%, during the first six months of 2018, from $1.34 billion at December 31, 2017, to $1.53 billion at June 30, 2018. The increase was primarily the result of continued loan and lease growth from origination activities during the first and second quarter of 2018 combined with greater retention of loans on the consolidated balance sheet.
Premises and equipment, net increased $56.0 million, or 31.3%, during the first six months of 2018. This increase was primarily driven by construction of new facilities to accommodate Company growth and the addition of solar panels to meet leasing commitments.
Other assets increased $6.9 million, or 5.1%, during the first six months of 2018, from $134.2 million at December 31, 2017 to $141.1 million at June 30, 2018. The increase in other assets was primarily comprised of $3.6 million in accrued interest receivable and a $3.0 million cost method investment by Canapi in a financial services startup.
Total deposits were $2.97 billion at June 30, 2018, an increase of $709.0 million, or 31.4%, from $2.26 billion at December 31, 2017. The increase in deposits was driven by the combined success of deposit gathering campaigns to support the growth in loan and lease originations and strategic liquidity initiatives.
Long term borrowings decreased $23.2 million, or 87.3%, during the first six months of 2018, from $26.6 million at December 31, 2017 to $3.4 million at June 30, 2018. The decrease in long term borrowings was primarily the result of significant debt reductions during the first quarter of 2018, largely funded by capital raised in the third quarter of 2017.
Shareholders’ equity at June 30, 2018 was $463.0 million as compared to $436.9 million at December 31, 2017. The book value per share was $11.55 at June 30, 2018 compared to $10.95 at December 31, 2017. Average equity to average assets was 13.9% for the six months ended June 30, 2018 compared to 13.5% for the year ended December 31, 2017. The increase in shareholders’ equity was principally the result of net income to common shareholders for the six months ended June 30, 2018 of $26.7 million combined with stock-based compensation expense of $4.6 million, partially offset by other comprehensive losses of $4.0 million and $2.4 million in dividends.
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

The following table provides information with respect to nonperforming assets and troubled debt restructurings at the dates indicated.

	June 30, 2018	December 31, 2017
Nonperforming assets:
Total nonperforming loans (all on nonaccrual)	$46,105	$23,480
Total accruing loans past due 90 days or more	—	—
Foreclosed assets	1,725	1,281
Total troubled debt restructurings	11,241	10,223
Less nonaccrual troubled debt restructurings	(7,628)	(8,129)
Total performing troubled debt restructurings	3,613	2,094
Total nonperforming assets and troubled debt restructurings	$51,443	$26,855
Total nonperforming loans to total loans and leases held for investment	3.00%	1.75%
Total nonperforming loans to total assets	1.33%	0.85%
Total nonperforming assets and troubled debt restructurings to total assets	1.48%	0.97%

	June 30, 2018	December 31, 2017
Nonperforming assets guaranteed by U.S. government:
Total nonperforming loans guaranteed by the SBA (all on nonaccrual)	$34,639	$19,870
Total accruing loans past due 90 days or more guaranteed by the SBA	—	—
Foreclosed assets guaranteed by the SBA	1,528	1,191
Total troubled debt restructurings guaranteed by the SBA	8,257	7,178
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(6,800)	(7,099)
Total performing troubled debt restructurings guaranteed by SBA	1,457	79
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$37,624	$21,140
Total nonperforming loans not guaranteed by the SBA to total held for investment loans and leases	0.75%	0.27%
Total nonperforming loans not guaranteed by the SBA to total assets	0.33%	0.13%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.40%	0.21%
Total nonperforming assets and troubled debt restructurings at June 30, 2018 were $51.4 million, which represented a $24.6 million, or 91.6%, increase from December 31, 2017. Total nonperforming assets at June 30, 2018 were comprised of $46.1 million in nonaccrual loans and $1.7 million in foreclosed assets. Of the $51.4 million of nonperforming assets and troubled debt restructurings ("TDRs"), $37.6 million carried an SBA guarantee, leaving an unguaranteed exposure of $13.8 million in total nonperforming assets and TDRs at June 30, 2018. The unguaranteed exposure in total nonperforming assets and TDRs at December 31, 2017 was $5.7 million. Unguaranteed exposure relating to nonperforming assets and TDRs at June 30, 2018 increased by $8.1 million, or 141.8%, compared to December 31, 2017. Almost all of this increase in nonperforming assets and TDRs arose from our mature verticals. See the below discussion related to the change in potential problem and impaired loans for management’s overall observations in regard to growth in this area.
As a percentage of the Bank’s total capital, nonperforming loans represented 12.7% at June 30, 2018, compared to nonperforming loans of 7.8% of the Bank’s total capital at December 31, 2017. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at June 30, 2018 and December 31, 2017 were 3.2% and 1.2%, respectively.

As of June 30, 2018 and December 31, 2017, potential problem and impaired loans and leases totaled $122.4 million and $76.8 million, respectively. Risk Grades 5 through 8 represent the spectrum of criticized and impaired loans and leases. At June 30, 2018, the portion of criticized loans and leases guaranteed by the SBA or USDA totaled $56.6 million resulting in unguaranteed exposure risk of $65.7 million, or 4.7% of total held for investment unguaranteed exposure. This compares to the December 31, 2017 portion of criticized loans and leases guaranteed by the SBA or USDA which totaled $34.7 million resulting in unguaranteed exposure risk of $42.1 million, or 3.4% of total held for investment unguaranteed exposure. As of June 30, 2018 loans and leases in Healthcare, Veterinary and Independent Pharmacies industry verticals comprise the largest portion of the total potential problem and impaired loans at 20.5%, 28.6% and 16.4%, respectively. As of December 31, 2017 loans in the Healthcare and Veterinary industries comprised the largest portion of the total potential problem and impaired loans and leases at 30.0% and 27.3%, respectively. No systemic issues were identified in the first half of 2018 increase in potential problem and impaired loans and leases which were comprised of a relatively small number of borrowers largely concentrated in our more mature verticals. Furthermore, the Company believes that its underwriting and credit quality standards have improved as the business has matured.
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
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as criticized, Risk Grade 5. For example, at June 30, 2018 and December 31, 2017, Risk Grade 5 loans and leases totaled $58.4 million and $37.0 million, respectively. The increase in Risk Grade 5 loans from December 31, 2017 to June 30, 2018 was principally confined to four verticals; Government Contracting ($10.9 million or 51.2% of increase), Wine and Craft Beverage ($2.9 million or 13.4% of increase), Healthcare ($2.2 million or 10.4% of increase) and Independent Pharmacies ($2.1 million or 9.9%). The majority of the Government Contracting loans downgraded to Risk Grade 5 in the first half of 2018 are asset-based, collateral intensive loans.  During the second quarter, management enhanced the risk grading methodology for these types of loans.  The enhanced methodology includes more robust collateral centric loss given default measures.   As these loans come up for renewal and reapproval, additional servicing controls can be enhanced and appropriately measured, which is expected to improve the overall risk grades for some of these loans.  This will be a process over the next several quarters. The first half of 2018 increase in Risk Grade 5 loans related to Wine and Craft Beverage, Healthcare, and Independent Pharmacies was due to the ongoing maturity of larger existing verticals. At June 30, 2018, approximately 97.2% of loans classified as Risk Grade 5 are performing with no current payments past due. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses (“ALLL”), a material estimate which could change significantly in the near-term in the event of rapidly deteriorating credit quality, is established through a provision for loan and lease losses charged to earnings to account for losses that are inherent in the loan and lease portfolio and estimated to occur, and is maintained at a level that management considers appropriate to absorb potential losses in the portfolio. Loan and lease losses are charged against the ALLL when management believes that the collectability of the principal loan and lease balance is unlikely. Subsequent recoveries, if any, are credited to the ALLL when received.
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
The ALLL of $24.2 million at December 31, 2017 increased by $5.2 million, or 21.3%, to $29.4 million at June 30, 2018. The ALLL, as a percentage of loans and leases held for investment, amounted to 1.9% at June 30, 2018 and 1.8% at December 31, 2017. The increase in the allowance for loan and lease losses was largely attributable to continued growth in the loan and lease portfolio, as addressed in the Provision for Loan and Lease Losses section of Results of Operations. General reserves as a percentage of non-impaired loans amounted to 1.50% at June 30, 2018 and 1.62% December 31, 2017. See the aforementioned Provision for Loan and Lease Losses section of this section for a discussion of the Company's charge-off experience.
Actual past due held for investment loans and leases have increased by $12.3 million since December 31, 2017. Of this increase, $10.2 million, or 83.4%, is over 90 days past due with $3.4 million of that amount being comprised of unguaranteed loans and leases. At June 30, 2018 and December 31, 2017 total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases was 0.65% and 0.43%, respectively. The growth in past dues during the first half of 2018 is reflected in the earlier discussed increase in classified loans during the same period. Management continues to actively monitor and work to improve asset quality. Management believes the ALLL of $29.4 million at June 30, 2018 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan and lease losses in future periods will not exceed the current ALLL or that future increases in the ALLL will not be required. No assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ALLL, thus adversely affecting the Company’s operating results. Additional information on the ALLL is presented in Note 5 - Loans and Leases Held for Investment and Allowance for Loan and Lease Losses of the Notes to the Unaudited Consolidated Financial Statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At June 30, 2018, the total amount of these four items was $1.10 billion, or 31.8% of total assets, an increase of $430.0 million from $674.2 million, or 24.4% of total assets, at December 31, 2017.
Loans and other assets are funded by loan sales, wholesale deposits and core deposits. To date, an increasing retail deposit base and an increased long term wholesale deposit base have been adequate to meet loan obligations, while maintaining the desired level of immediate liquidity. Additionally, an increased investment securities portfolio is available for both immediate and secondary liquidity purposes.
At June 30, 2018, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, while $100 thousand was pledged for trust activities in the State of Ohio and $2.5 million was pledged for uninsured trust assets, leaving $382.3 million available as lendable collateral.

Contractual Obligations
The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of June 30, 2018. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$1,203,260	$1,203,260	$—	$—	$—
Time deposits	1,765,976	999,604	622,724	67,482	76,166
Long term borrowings	3,385	3	3,376	6	—
Operating lease obligations[1]	3,096	1,501	979	489	127
Total	$2,975,717	$2,204,368	$627,079	$67,977	$76,293

1	The following obligations only include base rent and does not include any additional payments such as taxes, insurance, maintenance and repairs or common area maintenance.
As of June 30, 2018 and December 31, 2017, the Company had unfunded commitments to provide capital contributions for on-balance sheet investments in the amount of $3.3 million and $3.5 million, respectively.
Asset/Liability Management and Interest Rate Sensitivity
One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps. This method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value nor growth. Therefore, management uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios to more accurately measure interest rate risk.
The balance sheet is asset-sensitive with a total cumulative gap position of 2.5% at June 30, 2018. Loan growth during the quarter contributed to the asset sensitivity of the Company in the current period. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk by matching funding assets and liabilities with similar rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.

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

Capital amounts and ratios as of June 30, 2018 and December 31, 2017, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - June 30, 2018
Common Equity Tier 1 (to Risk-Weighted Assets)	$413,433	16.78%	$110,877	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$442,783	17.97%	$197,115	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$413,433	16.78%	$147,836	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$413,433	11.81%	$140,067	4.00%	N/A	N/A
Bank - June 30, 2018
Common Equity Tier 1 (to Risk-Weighted Assets)	$332,848	13.71%	$109,266	4.50%	$157,829	6.50%
Total Capital (to Risk-Weighted Assets)	$362,309	14.92%	$194,251	8.00%	$242,813	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$332,848	13.71%	$145,688	6.00%	$194,251	8.00%
Tier 1 Capital (to Average Assets)	$332,848	9.65%	$137,905	4.00%	$172,381	5.00%
Consolidated - December 31, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$390,816	17.81%	$98,764	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$415,006	18.91%	$175,580	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$390,816	17.81%	$131,685	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$390,816	15.50%	$100,828	4.00%	N/A	N/A
Bank - December 31, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$277,943	12.89%	$97,060	4.50%	$140,197	6.50%
Total Capital (to Risk-Weighted Assets)	$302,385	14.02%	$172,551	8.00%	$215,688	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$277,943	12.89%	$129,413	6.00%	$172,551	8.00%
Tier 1 Capital (to Average Assets)	$277,943	11.36%	$97,864	4.00%	$122,330	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2018, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2018 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three and six months ended June 30, 2018, any pending legal proceedings other than nonmaterial proceedings occurring in the ordinary course of business.
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

Live Oak Bancshares, Inc.
(Registrant)

Date: August 7, 2018	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)
3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the amended registration statement on Form S-1, filed on July 13, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)
4.2
Registration and Other Rights Agreement between Live Oak Bancshares, Inc. and Wellington purchasers (incorporated by reference to Exhibit 4.2 of the registration statement on Form S-1, filed on June 19, 2015)

10.1	Performance RSU Award Agreement with Stock Price Condition for Susan N. Janson*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements*

*    Indicates a document being filed with this Form 10-Q.

**
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.