Form 10-Q
period 2018-09-30
Live Oak Bancshares, Inc.
filed 2018-11-07
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒
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
As of November 6, 2018, there were 35,503,535 shares of the registrant’s voting common stock outstanding and 4,643,530 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Live Oak Bancshares, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2018 (unaudited) and December 31, 2017*
(Dollars in thousands)

	September 30, 2018	December 31, 2017*
Assets
Cash and due from banks	$368,565	$295,271
Certificates of deposit with other banks	750	3,000
Investment securities available-for-sale	374,284	93,355
Loans held for sale	646,475	680,454
Loans and leases held for investment	1,631,337	1,343,973
Allowance for loan and lease losses	(26,797)	(24,190)
Net loans and leases	1,604,540	1,319,783
Premises and equipment, net	263,861	178,790
Foreclosed assets	1,429	1,281
Servicing assets	49,261	52,298
Other assets	135,592	134,242
Total assets	$3,444,757	$2,758,474
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$48,622	$57,868
Interest-bearing	2,875,666	2,202,395
Total deposits	2,924,288	2,260,263
Long term borrowings	1,506	26,564
Other liabilities	41,733	34,714
Total liabilities	2,967,527	2,321,541
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 35,496,887 and 35,252,053 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	276,831	268,557
Class B common stock, no par value, 10,000,000 shares authorized, 4,643,530 shares issued and outstanding at September 30, 2018 and December 31, 2017	49,168	49,168
Retained earnings	157,839	120,241
Accumulated other comprehensive loss	(6,608)	(1,033)
Total equity	477,230	436,933
Total liabilities and shareholders’ equity	$3,444,757	$2,758,474
*    Derived from audited consolidated financial statements.
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three and nine months ended September 30, 2018 and 2017 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income
Loans and fees on loans	$37,724	$26,977	$106,682	$70,290
Investment securities, taxable	2,528	325	6,175	964
Other interest earning assets	1,638	870	5,032	1,682
Total interest income	41,890	28,172	117,889	72,936
Interest expense
Deposits	14,165	6,758	38,510	16,893
Borrowings	1	389	131	985
Total interest expense	14,166	7,147	38,641	17,878
Net interest income	27,724	21,025	79,248	55,058
Provision for (recovery of) loan and lease losses	(243)	2,426	6,236	5,481
Net interest income after provision for loan and lease losses	27,967	18,599	73,012	49,577
Noninterest income
Loan servicing revenue	7,506	6,490	21,369	18,587
Loan servicing asset revaluation	(9,380)	(3,691)	(18,138)	(6,864)
Net gains on sales of loans	22,004	18,148	69,483	55,276
Lease income	2,194	682	5,722	691
Construction supervision fee income	578	362	1,954	1,077
Title insurance income	479	1,968	2,775	5,803
Other noninterest income	950	1,101	2,535	2,910
Total noninterest income	24,331	25,060	85,700	77,480
Noninterest expense
Salaries and employee benefits	20,553	19,037	62,908	55,687
Travel expense	2,003	2,289	5,887	6,035
Professional services expense	1,228	1,068	3,645	4,228
Advertising and marketing expense	1,462	1,516	4,992	4,977
Occupancy expense	1,588	1,473	5,327	4,018
Data processing expense	3,661	1,982	9,404	5,536
Equipment expense	3,649	2,228	10,094	5,005
Other loan origination and maintenance expense	1,742	1,601	4,485	3,587
FDIC insurance	1,105	858	2,687	2,308
Title insurance closing services expense	114	687	912	1,877
Impairment expense on goodwill and other intangibles, net	2,680	—	2,680	—
Other expense	1,459	3,117	7,125	8,883
Total noninterest expense	41,244	35,856	120,146	102,141
Income before taxes	11,054	7,803	38,566	24,916
Income tax benefit	(3,198)	(5,059)	(2,392)	(3,853)
Net income	$14,252	$12,862	$40,958	$28,769
Basic earnings per share	$0.36	$0.34	$1.02	$0.81
Diluted earnings per share	$0.34	$0.33	$0.98	$0.78
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$14,252	$12,862	$40,958	$28,769
Other comprehensive (loss) income before tax:
Net unrealized (loss) gain on investment securities arising during the period	(2,094)	(168)	(7,014)	52
Reclassification adjustment for (gain) loss on sale of securities available-for-sale included in net income	—	—	—	—
Other comprehensive (loss) income before tax	(2,094)	(168)	(7,014)	52
Income tax benefit (expense)	502	65	1,683	(20)
Other comprehensive (loss) income, net of tax	(1,592)	(103)	(5,331)	32
Total comprehensive income	$12,660	$12,759	$35,627	$28,801
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Common stock			Retained earnings	Accumulated other comprehensive loss	Total equity
	Shares
	Class A	Class B	Amount
Balance at December 31, 2016	29,530,072	4,723,530	$199,981	$23,518	$(652)	$222,847
Net income	—	—	—	28,769	—	28,769
Other comprehensive income	—	—	—	—	32	32
Issuance of restricted stock	306,902	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(4,891)	—	—	(4,891)
Employee stock purchase program	22,634	—	445	—	—	445
Stock option exercises	76,285	—	602	—	—	602
Stock option based compensation expense	—	—	1,496	—	—	1,496
Restricted stock expense	—	—	4,210	—	—	4,210
Stock issued in acquisition of Reltco, Inc.	27,724	—	565	—	—	565
Non-voting common stock converted to voting common stock-private sale	80,000	(80,000)	—	—	—	—
Issuance of common stock in connection with secondary offering, net of issue costs	5,175,000	—	113,096	—	—	113,096
Cash dividends ($0.07 per share)	—	—	—	(2,580)	—	(2,580)
Balance at September 30, 2017	35,218,617	4,643,530	$315,504	$49,707	$(620)	$364,591
Balance at December 31, 2017	35,252,053	4,643,530	$317,725	$120,241	$(1,033)	$436,933
Net income	—	—	—	40,958	—	40,958
Other comprehensive loss	—	—	—	—	(5,331)	(5,331)
Issuance of restricted stock	59,162	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(708)	—	—	(708)
Employee stock purchase program	14,339	—	342	—	—	342
Stock option exercises	171,333	—	1,587	—	—	1,587
Stock option based compensation expense	—	—	1,310	—	—	1,310
Restricted stock expense	—	—	5,743	—	—	5,743
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	—	244	(244)	—
Cash dividends ($0.09 per share)	—	—	—	(3,604)	—	(3,604)
Balance at September 30, 2018	35,496,887	4,643,530	$325,999	$157,839	$(6,608)	$477,230
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$40,958	$28,769
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	12,009	7,020
Net provision for loan and lease losses	6,236	5,481
Amortization of premium on securities, net of accretion	576	355
Amortization of discount on unguaranteed loans, net	5,282	1,263
Impairment expense on goodwill and other intangibles, net	2,680	—
Deferred tax (benefit) expense	(2,392)	413
Originations of loans held for sale	(826,478)	(884,741)
Proceeds from sales of loans held for sale	966,076	648,300
Net gains on sale of loans held for sale	(69,483)	(55,276)
Net loss on sale of foreclosed assets	19	30
Net increase (decrease) in servicing assets	3,037	(1,398)
Net loss on disposal of premises and equipment	37	213
Stock option based compensation expense	1,310	1,496
Restricted stock expense	5,743	4,210
Stock based compensation expense excess tax benefits	110	1,073
Business combination contingent consideration fair value adjustment	(260)	350
Changes in assets and liabilities:
Other assets	(4,158)	(17,661)
Other liabilities	2,665	3,875
Net cash provided (used) by operating activities	143,967	(256,228)
Cash flows from investing activities
Purchases of securities available-for-sale	(327,422)	(13,009)
Proceeds from sales, maturities, calls, and principal paydowns of securities available-for-sale	36,813	7,187
Proceeds from sale/collection of foreclosed assets	392	50
Business combination, net of cash acquired	—	(7,696)
Sale of title insurance business, net of cash sold	(209)	—
Maturities of certificates of deposit with other banks	2,250	4,000
Loan and lease originations and principal collections, net	(332,115)	(273,501)
Proceeds from sale of premises and equipment	865	—
Purchases of premises and equipment, net	(87,831)	(71,420)
Net cash used by investing activities	(707,257)	(354,389)
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
For the nine months ended September 30, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities
Net increase in deposits	664,025	527,815
Proceeds from long term borrowings	18	16,900
Repayment of long term borrowings	(25,076)	(25,971)
Proceeds from short term borrowings	—	23,100
Repayment of short term borrowings	—	(15,000)
Stock option exercises	1,587	602
Employee stock purchase program	342	445
Withholding cash issued in lieu of restricted stock	(708)	(4,891)
Sale of common stock, net of issuance costs	—	113,096
Shareholder dividend distributions	(3,604)	(2,580)
Net cash provided by financing activities	636,584	633,516
Net increase in cash and cash equivalents	73,294	22,899
Cash and cash equivalents, beginning	295,271	238,008
Cash and cash equivalents, ending	$368,565	$260,907

Supplemental disclosure of cash flow information
Interest paid	$38,598	$17,927
Income tax (refunds) payments, net	(383)	7,094

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding (losses) gains on available-for-sale securities, net of taxes	$(5,331)	$32
Transfers from loans and leases to foreclosed real estate and other repossessions	346	663
Net transfers from SBA receivable to foreclosed real estate	213	—
Transfer of loans held for sale to loans and leases held for investment	43,185	5,713
Transfer of loans and leases held for investment to loans held for sale	89,980	18,990
Transfers from short term borrowings to long term borrowings	—	8,100
Accrued premises and equipment additions	10,518	6
Loans to finance sale of other assets	3,642	—
Business combination:
Assets acquired (excluding goodwill)	—	5,766
Liabilities assumed	—	4,681
Purchase price	—	8,363
Goodwill recorded	—	7,278
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
In August 2016, the Company formed Live Oak Ventures, Inc. (formerly known as “Canapi, Inc.”) for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology.
In November 2016, the Company formed Live Oak Clean Energy Financing LLC for the purpose of providing financing to entities for renewable energy applications.
On February 1, 2017, the Company completed its acquisition of Reltco Inc. and National Assurance Title, Inc. (collectively referred to as "Reltco"), two nationwide title agencies under common control based in Tampa, Florida. Effective August 1, 2018, Reltco was sold. For more information regarding the sale, see subheading Sale of Title Insurance Business.
In June 2018, the Bank formed Live Oak Private Wealth, LLC for the purpose of providing high-net-worth individuals and families with strategic wealth and investment management services.
The Company earns revenue primarily from the sale of SBA and USDA-guaranteed loans and net interest income. Income from the sale of loans is comprised of net gains on the sale of loans, revenues on the servicing of sold loans and valuation of loan servicing rights. Offsetting these revenues are the cost of funding sources, provision for loan and lease losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, occupancy, advertising and marketing, data processing, equipment and tax expense.
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018. The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities Exchange Commission on March 8, 2018 (SEC File No. 001-37497) (the "2017 Annual Report"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2017 Annual Report. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's 2017 Annual Report.
The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Amounts in all tables in the Notes to Unaudited Condensed Consolidated Financial Statements have been presented in thousands, except percentage, time period, stock option, share and per share data or where otherwise indicated.
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
Unconsolidated Joint Venture
On October 1, 2017, the Company started the digital banking joint venture between Live Oak Banking Company and First Data Corporation ("First Data"). The new company, named Apiture, combines First Data's and the Bank's digital banking platforms, products, services, and certain human resources used in the creation and delivery of technology solutions for financial institutions. The contributed assets of both the Company and First Data are considered businesses in accordance with relevant accounting standards. At closing, both the Bank and First Data received equal voting interests in Apiture in exchange for their respective contributions. As a term of the closing agreements, First Data is entitled to a preference in Apiture's cash earnings from the date of closing through December 31, 2017 and all of 2018, not to exceed $18.0 million and $18.9 million, respectively.
As a result of the above cash earnings preference, income (loss) is allocated utilizing the hypothetical liquidation at book value ("HLBV") method. Under the HLBV method, we allocate income or loss based on the change in each unitholders’ claim on the net assets of Apiture at period end, after adjusting for any distributions or contributions made during such period. As a result of the HLBV method there was no net income or loss attributed to the Company related to its ownership interest in Apiture during the three and nine months ended September 30, 2018.
As of September 30, 2018 and December 31, 2017 the Company had a $68.0 million equity method investment included in other assets on the consolidated balance sheet for this investment.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Sale of Title Insurance Business
On August 1, 2018, the Company financed the sale of its entire interest in Reltco, Inc. and National Assurance Title, Inc. for $3.0 million. The Company's divestiture was driven by expectations of future profitability under current market conditions impacting the mortgage industry. As a result of these expectations, the Company recorded a $3.0 million reserve against the amount financed on the date of the sale. In total, the transaction resulted in a net cost of $2.7 million which is recorded as “Impairment expense on goodwill and other intangibles, net” on the consolidated statements of income.
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
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and lease financings or investment securities. In addition, certain noninterest income streams such as fees associated with servicing rights, financial guarantees, derivatives, title insurance, and equity and equity security investments are also not in scope of the new guidance. Therefore, the recognition of these revenue streams did not change upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.
Other noninterest income
Other noninterest income consists of other recurring revenue streams from administration of trust assets held by the Company's trust department and from services provided by GLS to its clients for settlement, accounting, and valuation for government guaranteed loan sales and holdings. Trust account administration performance obligations are generally satisfied over time and fees are recognized monthly, based on the month-end market value of assets in fiduciary accounts and the applicable fee rate. Payment is generally received after month-end through a direct charge to customers' accounts. The Company does not earn performance-based incentives from trust account administration services. GLS provides services when requested by clients. Each requested service represents a specific performance obligation with a transaction price outlined by GLS' fee schedule. Revenue is recognized as the requested services are completed and payment is generally received the following month.
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as trust administration fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for the Company on January 1, 2019. The Company has created an implementation team that is currently evaluating the impact this standard will have on the consolidated financial statements upon adoption. Furthermore, the Company expects to adopt on a prospective basis.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This new guidance replaces the incurred loss impairment methodology in current standards with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on the consolidated financial statements. In that regard, a cross-functional working group has been formed, under the direction of the Company's Chief Financial Officer and Chief Credit Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. Implementation efforts continue with model development, ongoing system requirements evaluation and the identification of data and resource needs, among other things. The Company has also engaged a third-party vendor solution to assist in the application of ASU 2016-13. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, the impact of adoption is expected to be significantly influenced by the composition, characteristics and quality of loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
In February 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”). ASU 2018-03 amendments clarify certain aspects of the guidance issued in ASU 2016-01. The amendments are effective for the Company for fiscal year 2018 with adoption as of July 1, 2018. The Company adopted the standard in the third quarter of 2018 with no material impact on the consolidated financial statements.
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
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 amends Accounting Standard Codification 718 to largely align accounting for share-based payment awards issued to employees and nonemployees. Under the new guidance, existing employee guidance will generally apply to nonemployee share-based transactions, except for specific guidance on inputs into option pricing models and the attribution of cost. The amendments are effective for the Company on January 1, 2019 with early adoption permitted. The Company does not expect these amendments to have a material effect on its consolidated financial statements.
In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”). ASU 2018-10 provides clarification on narrow aspects to Topic 842 and to correct unintended application of the guidance. The amendments are effective for the Company on January 1, 2019. The Company is currently assessing the effect the adoption of these amendments will have on the consolidated financial statements. See ASU 2016-02 for further discussion of implementation efforts.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”). ASU 2018-11 provides an additional transition method to adopt ASU 2016-02. The transition method allows an entity to apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity that elects this transition method must provide required disclosures under Topic 840 for all periods that are in accordance with Topic 840. ASU 2018-11 also provides lessors with a practical expedient to not separate non-lease components from lease components by class of underlying asset. The amendments in this ASU are effective for the Company on January 1, 2019. The Company is currently assessing the effect the adoption of these amendments will have on the consolidated financial statements. See ASU 2016-02 for further discussion of implementation efforts.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain fair value disclosure requirements on fair value measurements. The amendments are effective for the Company on January 1, 2020 with early adoption permitted. The Company does not expect these amendments to have a material effect on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments are effective for the Company on January 1, 2020 with early adoption permitted. The Company is currently assessing the effect that the adoption of this standard will have on the consolidated financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income available to common shareholders	$14,252	$12,862	$40,958	$28,769
Weighted-average basic shares outstanding	40,119,561	37,366,041	40,025,265	35,485,371
Basic earnings per share	$0.36	$0.34	$1.02	$0.81
Diluted earnings per share:
Net income available to common shareholders, for diluted earnings per share	$14,252	$12,862	$40,958	$28,769
Total weighted-average basic shares outstanding	40,119,561	37,366,041	40,025,265	35,485,371
Add effect of dilutive stock options and restricted stock grants	1,568,869	1,278,636	1,561,722	1,244,683
Total weighted-average diluted shares outstanding	41,688,430	38,644,677	41,586,987	36,730,054
Diluted earnings per share	$0.34	$0.33	$0.98	$0.78
Anti-dilutive shares	—	243,199	—	250,698

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Investment Securities
The carrying amount of investment securities and their approximate fair values are reflected in the following table:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2018
US treasury securities	$4,965	$—	$31	$4,934
US government agencies	33,598	—	523	33,075
Residential mortgage-backed securities	344,415	14	8,154	336,275
Total	$382,978	$14	$8,708	$374,284

December 31, 2017
US government agencies	$22,778	$3	$157	$22,624
Residential mortgage-backed securities	70,167	1	1,472	68,696
Mutual fund (1)	2,090	—	55	2,035
Total	$95,035	$4	$1,684	$93,355

(1)	The following mutual fund was reclassified from investment securities available-for-sale to other assets in accordance with the adoption of ASU 2016-01.
There were no sales of securities during the three and nine months ended September 30, 2018 and 2017.
The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US treasury securities	$4,934	$31	$—	$—	$4,934	$31
US government agencies	26,603	486	6,472	37	33,075	523
Residential mortgage-backed securities	286,015	5,426	47,812	2,728	333,827	8,154
Total	$317,552	$5,943	$54,284	$2,765	$371,836	$8,708
	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$14,842	$100	$6,465	$57	$21,307	$157
Residential mortgage-backed securities	23,481	439	40,648	1,033	64,129	1,472
Mutual fund	—	—	2,035	55	2,035	55
Total	$38,323	$539	$49,148	$1,145	$87,471	$1,684
At September 30, 2018, there were twenty-nine residential mortgage-backed securities and three US government agency securities in unrealized loss positions for greater than 12 months and one US treasury security, forty residential mortgage-backed securities and eight US government agency securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2017 were comprised of twenty-three residential mortgage-backed securities, three US government agencies and the 504 mutual fund in unrealized loss positions for greater than 12 months and five US government agency securities and eight residential mortgage-backed securities in unrealized loss positions for less than 12 months.
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
All residential mortgage-backed securities in the Company’s portfolio at September 30, 2018 and December 31, 2017 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of investment securities by maturity:

	September 30, 2018
	Available-for-Sale
	Amortized cost	Fair value
US treasury securities
One to five years	$4,965	$4,934
Total	4,965	4,934

US government agencies
Within one year	6,510	6,472
One to five years	27,088	26,603
Total	33,598	33,075

Residential mortgage-backed securities
One to five years	3,806	3,617
Five to ten years	48,752	47,673
After 10 years	291,857	284,985
Total	344,415	336,275

Total	$382,978	$374,284
The table above reflects contractual maturities. Actual results will differ as the loans underlying the residential mortgage-backed securities may repay sooner than scheduled.
At September 30, 2018 and December 31, 2017, an investment security with a fair market value of $98 thousand and $100 thousand, respectively, was pledged to the Ohio State Treasurer to allow the Company's trust department to conduct business in the state of Ohio and investment securities with a fair market value of $2.5 million were pledged to the Company's trust department for uninsured trust assets held by the trust department.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Loans and leases consist of the following:

	September 30, 2018	December 31, 2017
Commercial & Industrial
Agriculture	$4,980	$3,274
Death Care Management	16,665	13,495
Healthcare	47,324	43,301
Independent Pharmacies	108,026	99,920
Registered Investment Advisors	91,334	93,770
Veterinary Industry	47,821	46,387
Other Industries	216,157	184,903
Total	532,307	485,050
Construction & Development
Agriculture	31,213	34,188
Death Care Management	9,366	6,119
Healthcare	71,429	49,770
Independent Pharmacies	2,314	1,496
Registered Investment Advisors	1,276	376
Veterinary Industry	19,522	13,184
Other Industries	78,807	58,120
Total	213,927	163,253
Commercial Real Estate
Agriculture	52,353	46,717
Death Care Management	69,514	67,381
Healthcare	167,365	126,631
Independent Pharmacies	18,872	19,028
Registered Investment Advisors	8,121	11,789
Veterinary Industry	122,537	113,932
Other Industries	233,856	134,172
Total	672,618	519,650
Commercial Land
Agriculture	220,326	178,897
Total	220,326	178,897
Total Loans and Leases[1]	1,639,178	1,346,850
Net Deferred Costs	7,336	8,545
Discount on SBA 7(a) and USDA Unguaranteed[2]	(15,177)	(11,422)
Loans and Leases, Net of Unearned	$1,631,337	$1,343,973

1	Total loans and leases include $192.4 million and $99.7 million of U.S. government guaranteed loans as of September 30, 2018 and December 31, 2017, respectively.

2
The Company measures the carrying value of the retained portion of loans sold at fair value under ASC Subtopic 825-10. The value of these retained loan balances is discounted based on the estimates derived from comparable unguaranteed loan sales.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Exceptional (1 Rated): These loans and leases are of the highest quality, with strong, well-documented sources of repayment. Debt service coverage (“DSC”) is over 2.00X based on historical results. Borrower has ownership experience and has demonstrated excellent revenue growth and/or profitability. Guarantors have credit scores above 750 and have strong personal liquidity.
Quality (2 Rated): These loans and leases are of good quality, with good, well-documented sources of repayment. DSC is over 1.74X based on historical results. Borrower has ownership experience and has demonstrated very good revenue growth and/or profitability. Guarantors have credit scores above 724 and have good personal liquidity.
Acceptable (3 rated): These loans and leases are of acceptable quality, with acceptable sources of repayment. DSC of over 1.24X based on historical or pro-forma results. Companies that do not meet these credit metrics must be evaluated to determine if they should be graded below this level.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the risk grades of each category:

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
September 30, 2018
Commercial & Industrial
Agriculture	$4,775	$205	$—	$4,980
Death Care Management	16,464	195	6	16,665
Healthcare	37,035	3,179	7,110	47,324
Independent Pharmacies	92,735	4,545	10,746	108,026
Registered Investment Advisors	86,713	1,407	3,214	91,334
Veterinary Industry	44,374	1,171	2,276	47,821
Other Industries	198,875	15,860	1,422	216,157
Total	480,971	26,562	24,774	532,307
Construction & Development
Agriculture	31,213	—	—	31,213
Death Care Management	9,366	—	—	9,366
Healthcare	67,862	1,420	2,147	71,429
Independent Pharmacies	2,314	—	—	2,314
Registered Investment Advisors	1,276	—	—	1,276
Veterinary Industry	19,522	—	—	19,522
Other Industries	78,807	—	—	78,807
Total	210,360	1,420	2,147	213,927
Commercial Real Estate
Agriculture	51,786	567	—	52,353
Death Care Management	62,600	3,823	3,091	69,514
Healthcare	141,583	7,682	18,100	167,365
Independent Pharmacies	12,959	3,369	2,544	18,872
Registered Investment Advisors	7,993	128	—	8,121
Veterinary Industry	102,781	4,869	14,887	122,537
Other Industries	231,798	2,058	—	233,856
Total	611,500	22,496	38,622	672,618
Commercial Land
Agriculture	200,608	8,514	11,204	220,326
Total	200,608	8,514	11,204	220,326
Total[1]	$1,503,439	$58,992	$76,747	$1,639,178

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
December 31, 2017
Commercial & Industrial
Agriculture	$3,052	$222	$—	$3,274
Death Care Management	13,371	117	7	13,495
Healthcare	36,530	2,246	4,525	43,301
Independent Pharmacies	86,152	5,541	8,227	99,920
Registered Investment Advisors	90,911	2,134	725	93,770
Veterinary Industry	42,313	1,704	2,370	46,387
Other Industries	184,540	363	—	184,903
Total	456,869	12,327	15,854	485,050
Construction & Development
Agriculture	31,738	2,450	—	34,188
Death Care Management	6,119	—	—	6,119
Healthcare	47,813	699	1,258	49,770
Independent Pharmacies	1,496	—	—	1,496
Registered Investment Advisors	376	—	—	376
Veterinary Industry	13,184	—	—	13,184
Other Industries	58,120	—	—	58,120
Total	158,846	3,149	1,258	163,253
Commercial Real Estate
Agriculture	46,717	—	—	46,717
Death Care Management	60,671	3,881	2,829	67,381
Healthcare	112,321	9,992	4,318	126,631
Independent Pharmacies	15,641	1,825	1,562	19,028
Registered Investment Advisors	11,649	140	—	11,789
Veterinary Industry	97,065	2,948	13,919	113,932
Other Industries	133,493	679	—	134,172
Total	477,557	19,465	22,628	519,650
Commercial Land
Agriculture	176,811	2,086	—	178,897
Total	176,811	2,086	—	178,897
Total[1]	$1,270,083	$37,027	$39,740	$1,346,850

1
Total loans and leases include $192.4 million of U.S. government guaranteed loans as of September 30, 2018, segregated by risk grade as follows: Risk Grades 1 – 4 = $126.4 million, Risk Grade 5 = $9.9 million, Risk Grades 6 – 8 = $56.1 million. As of December 31, 2017, total loans and leases include $99.7 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $65.0 million, Risk Grade 5 = $6.7 million, Risk Grades 6 – 8 = $28.0 million.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Past Due Loans and Leases
Loans and leases are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans and leases less than 30 days past due and accruing are included within current loans and leases shown below. The following tables show an age analysis of past due loans and leases as of the dates presented.

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	90 Days or More Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
September 30, 2018
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$4,980	$4,980	$—
Death Care Management	—	74	—	—	74	16,591	16,665	—
Healthcare	44	2,874	687	2,680	6,285	41,039	47,324	—
Independent Pharmacies	—	—	3,869	6,573	10,442	97,584	108,026	—
Registered Investment Advisors	—	241	—	2,856	3,097	88,237	91,334	—
Veterinary Industry	162	—	569	796	1,527	46,294	47,821	—
Other Industries	—	1,123	—	651	1,774	214,383	216,157	—
Total	206	4,312	5,125	13,556	23,199	509,108	532,307	—
Construction & Development
Agriculture	—	—	—	—	—	31,213	31,213	—
Death Care Management	—	—	—	—	—	9,366	9,366	—
Healthcare	—	2,147	—	—	2,147	69,282	71,429	—
Independent Pharmacies	—	—	—	—	—	2,314	2,314	—
Registered Investment Advisors	—	—	—	—	—	1,276	1,276	—
Veterinary Industry	—	—	—	—	—	19,522	19,522	—
Other Industries	—	—	—	—	—	78,807	78,807	—
Total	—	2,147	—	—	2,147	211,780	213,927	—
Commercial Real Estate
Agriculture	—	—	—	—	—	52,353	52,353	—
Death Care Management	153	—	—	2,789	2,942	66,572	69,514	—
Healthcare	44	687	—	7,134	7,865	159,500	167,365	—
Independent Pharmacies	—	446	—	2,544	2,990	15,882	18,872	—
Registered Investment Advisors	—	—	—	—	—	8,121	8,121	—
Veterinary Industry	1,709	3,173	—	8,246	13,128	109,409	122,537	—
Other Industries	—	—	—	—	—	233,856	233,856	—
Total	1,906	4,306	—	20,713	26,925	645,693	672,618	—
Commercial Land
Agriculture	6,288	—	2,482	2,433	11,203	209,123	220,326	—
Total	6,288	—	2,482	2,433	11,203	209,123	220,326	—
Total[1]	$8,400	$10,765	$7,607	$36,702	$63,474	$1,575,704	$1,639,178	$—

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	90 Days or More Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
December 31, 2017
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$3,274	$3,274	$—
Death Care Management	—	—	—	—	—	13,495	13,495	—
Healthcare	788	131	14	3,004	3,937	39,364	43,301	—
Independent Pharmacies	236	2,930	1,349	3,376	7,891	92,029	99,920	—
Registered Investment Advisors	—	321	—	—	321	93,449	93,770	—
Veterinary Industry	212	594	508	797	2,111	44,276	46,387	—
Other Industries	—	—	—	—	—	184,903	184,903	—
Total	1,236	3,976	1,871	7,177	14,260	470,790	485,050	—
Construction & Development
Agriculture	—	—	—	—	—	34,188	34,188	—
Death Care Management	—	—	—	—	—	6,119	6,119	—
Healthcare	—	—	—	—	—	49,770	49,770	—
Independent Pharmacies	—	—	—	—	—	1,496	1,496	—
Registered Investment Advisors	—	—	—	—	—	376	376	—
Veterinary Industry	—	—	—	—	—	13,184	13,184	—
Other Industries	—	—	—	—	—	58,120	58,120	—
Total	—	—	—	—	—	163,253	163,253	—
Commercial Real Estate
Agriculture	—	—	—	—	—	46,717	46,717	—
Death Care Management	—	—	168	1,391	1,559	65,822	67,381	—
Healthcare	40	54	1,916	1,550	3,560	123,071	126,631	—
Independent Pharmacies	—	—	—	1,562	1,562	17,466	19,028	—
Registered Investment Advisors	—	—	—	—	—	11,789	11,789	—
Veterinary Industry	1,804	3,226	—	4,765	9,795	104,137	113,932	—
Other Industries	—	—	—	—	—	134,172	134,172	—
Total	1,844	3,280	2,084	9,268	16,476	503,174	519,650	—
Commercial Land
Agriculture	—	—	—	—	—	178,897	178,897	—
Total	—	—	—	—	—	178,897	178,897	—
Total[1]	$3,080	$7,256	$3,955	$16,445	$30,736	$1,316,114	$1,346,850	$—

1
Total loans and leases include $192.4 million of U.S. government guaranteed loans as of September 30, 2018, of which $30.3 million is greater than 90 days past due, $12.3 million is 30-89 days past due and $149.8 million is included in current loans and leases as presented above. As of December 31, 2017, total loans and leases include $99.7 million of U.S. government guaranteed loans, of which $15.0 million is greater than 90 days past due, $7.4 million is 30-89 days past due and $77.3 million is included in current loans and leases as presented above.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Nonaccrual Loans and Leases
Loans and leases that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans and leases had been accrued in accordance with the original terms, interest income would have increased by approximately $800 thousand and $302 thousand for the three months ended September 30, 2018 and 2017, respectively, and for the nine months ended September 30, 2018 and 2017 interest income would have increased approximately $1.8 million and $831 thousand, respectively. All nonaccrual loans and leases are included in the held for investment portfolio.
Nonaccrual loans and leases as of September 30, 2018 and December 31, 2017 are as follows:

September 30, 2018	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$3,411	$3,085	$326
Independent Pharmacies	10,442	9,214	1,228
Registered Investment Advisors	2,856	2,536	320
Veterinary Industry	1,527	1,381	146
Other Industries	651	488	163
Total	18,887	16,704	2,183
Commercial Real Estate
Death Care Management	2,942	2,282	660
Healthcare	7,178	4,751	2,427
Independent Pharmacies	2,544	2,126	418
Veterinary Industry	9,955	8,452	1,503
Total	22,619	17,611	5,008
Commercial Land
Agriculture	11,203	5,497	5,706
Total	11,203	5,497	5,706
Total	$52,709	$39,812	$12,897

December 31, 2017	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$3,806	$3,235	$571
Independent Pharmacies	4,961	3,906	1,055
Veterinary Industry	1,517	1,478	39
Total	10,284	8,619	1,665
Commercial Real Estate
Death Care Management	1,559	1,237	322
Healthcare	3,506	2,719	787
Independent Pharmacies	1,562	1,562	—
Veterinary Industry	6,569	5,733	836
Total	13,196	11,251	1,945
Total	$23,480	$19,870	$3,610

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

•	All commercial loans and leases classified substandard or worse.

•	Any other delinquent loan or lease that is in a nonaccrual status, or any loan or lease that is delinquent 90 days or more and still accruing interest.

•	Any loan or lease which has been modified such that it meets the definition of a Troubled Debt Restructuring (TDR).
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

•	The Present Value of Future Cash Flows method takes into account the amount and timing of cash flows and the effective interest rate used to discount the cash flows.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table details activity in the allowance for loan and lease losses by portfolio segment allowance for the periods presented:

Three months ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
September 30, 2018
Beginning Balance	$2,227	$11,408	$13,377	$2,338	$29,350
Charge offs	—	(397)	(1,966)	(106)	(2,469)
Recoveries	—	141	18	—	159
Provision	(555)	(1,115)	(148)	1,575	(243)
Ending Balance	$1,672	$10,037	$11,281	$3,807	$26,797
September 30, 2017
Beginning Balance	$1,603	$7,494	$8,351	$2,112	$19,560
Charge offs	—	(665)	(343)	—	(1,008)
Recoveries	—	4	39	6	49
Provision	36	1,565	827	(2)	2,426
Ending Balance	$1,639	$8,398	$8,874	$2,116	$21,027

Nine months ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
September 30, 2018
Beginning Balance	$2,030	$9,180	$10,751	$2,229	$24,190
Charge offs	—	(816)	(3,187)	(106)	(4,109)
Recoveries	—	174	306	—	480
Provision	(358)	1,499	3,411	1,684	6,236
Ending Balance	$1,672	$10,037	$11,281	$3,807	$26,797
September 30, 2017
Beginning Balance	$1,693	$5,897	$8,413	$2,206	$18,209
Charge offs	—	(952)	(1,754)	(35)	(2,741)
Recoveries	—	17	55	6	78
Provision	(54)	3,436	2,160	(61)	5,481
Ending Balance	$1,639	$8,398	$8,874	$2,116	$21,027
The following tables detail the recorded allowance for loan and lease losses and the investment in loans and leases related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

September 30, 2018	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$11	$2,141	$1,344	$3,140	$6,636
Loans and leases collectively evaluated for impairment[2]	1,661	7,896	9,937	667	20,161
Total allowance for loan and lease losses	$1,672	$10,037	$11,281	$3,807	$26,797
Loans and leases receivable[1]:
Loans and leases individually evaluated for impairment	$2,172	$34,842	$12,520	$21,755	$71,289
Loans and leases collectively evaluated for impairment[2]	211,755	637,776	519,787	198,571	1,567,889
Total loans and leases receivable	$213,927	$672,618	$532,307	$220,326	$1,639,178

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2017	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$157	$1,502	$1,126	$—	$2,785
Loans and leases collectively evaluated for impairment[2]	1,873	7,678	9,625	2,229	21,405
Total allowance for loan and lease losses	$2,030	$9,180	$10,751	$2,229	$24,190
Loans and leases receivable[1]:
Loans and leases individually evaluated for impairment	$1,237	$17,105	$8,672	$—	$27,014
Loans and leases collectively evaluated for impairment[2]	162,016	502,545	476,378	178,897	1,319,836
Total loans and leases receivable	$163,253	$519,650	$485,050	$178,897	$1,346,850

1
Loans and leases receivable includes $192.4 million of U.S. government guaranteed loans as of September 30, 2018, of which $63.3 million are impaired. As of December 31, 2017, loans and leases receivable includes $99.7 million of U.S. government guaranteed loans, of which $28.1 million are considered impaired.

2
Included in loans and leases collectively evaluated for impairment are impaired loans and leases with individual unguaranteed exposure of less than $100 thousand. As of September 30, 2018, these balances totaled $17.3 million, of which $15.9 million are guaranteed by the U.S. government and $1.4 million are unguaranteed. As of December 31, 2017, these balances totaled $14.8 million, of which $13.2 million are guaranteed by the U.S. government and $1.6 million are unguaranteed. The allowance for loan and lease losses associated with these loans and leases totaled $397 thousand and $279 thousand as of September 30, 2018 and December 31, 2017, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Loans and leases classified as impaired as of the dates presented are summarized in the following tables.

September 30, 2018	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$6	$—	$6
Healthcare	7,159	5,488	1,671
Independent Pharmacies	10,057	8,458	1,599
Registered Investment Advisors	3,217	2,536	681
Veterinary Industry	2,382	1,861	521
Other Industries	1,435	648	787
Total	24,256	18,991	5,265
Construction & Development
Healthcare	2,172	1,610	562
Total	2,172	1,610	562
Commercial Real Estate
Death Care Management	3,088	2,282	806
Healthcare	18,757	13,275	5,482
Independent Pharmacies	2,543	2,126	417
Veterinary Industry	15,977	11,815	4,162
Total	40,365	29,498	10,867
Commercial Land
Agriculture	21,755	13,199	8,556
Total	21,755	13,199	8,556
Total	$88,548	$63,298	$25,250

December 31, 2017	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Death Care Management	$7	$—	$7
Healthcare	4,551	3,235	1,316
Independent Pharmacies	8,571	6,356	2,215
Registered Investment Advisors	733	—	733
Veterinary Industry	2,762	2,001	761
Total	16,624	11,592	5,032
Construction & Development
Healthcare	1,237	944	293
Total	1,237	944	293
Commercial Real Estate
Death Care Management	2,831	1,237	1,594
Healthcare	4,315	2,967	1,348
Independent Pharmacies	1,562	1,562	—
Veterinary Industry	15,266	9,768	5,498
Total	23,974	15,534	8,440
Commercial Land
Agriculture	—	—	—
Total	—	—	—
Total	$41,835	$28,070	$13,765

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents evaluated balances of loans and leases classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan and lease fees or costs.

	September 30, 2018
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Death Care Management	$—	$6	$6	$6	$—
Healthcare	7,093	66	7,159	7,402	416
Independent Pharmacies	9,758	299	10,057	11,680	415
Registered Investment Advisors	3,217	—	3,217	3,740	513
Veterinary Industry	2,259	123	2,382	2,657	129
Other Industries	979	456	1,435	1,998	213
Total	23,306	950	24,256	27,483	1,686
Construction & Development
Healthcare	2,172	—	2,172	2,147	11
Total	2,172	—	2,172	2,147	11
Commercial Real Estate
Death Care Management	2,786	302	3,088	3,226	16
Healthcare	18,523	234	18,757	18,751	1,174
Independent Pharmacies	2,543	—	2,543	2,835	14
Veterinary Industry	15,867	110	15,977	16,955	992
Total	39,719	646	40,365	41,767	2,196
Commercial Land
Agriculture	21,563	192	21,755	21,764	3,140
Total	21,563	192	21,755	21,764	3,140
Total Impaired Loans and Leases	$86,760	$1,788	$88,548	$93,161	$7,033

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the average recorded investment of impaired loans and leases for each period presented and interest income recognized during the period in which the loans and leases were considered impaired.

	Three months ended September 30, 2018		Three months ended September 30, 2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$6	$—	$42	$1
Healthcare	7,152	28	7,076	11
Independent Pharmacies	10,325	4	4,266	26
Registered Investment Advisors	3,589	7	894	14
Veterinary Industry	2,423	16	2,511	11
Other Industries	1,822	17	—	—
Total	25,317	72	14,789	63
Construction & Development
Healthcare	2,162	12	602	2
Total	2,162	12	602	2
Commercial Real Estate
Death Care Management	3,098	24	2,512	13
Healthcare	18,765	150	3,079	11
Independent Pharmacies	2,739	—	1,985	—
Veterinary Industry	16,731	98	13,950	132
Total	41,333	272	21,526	156
Commercial Land
Agriculture	21,792	38	23	—
Total	21,792	38	23	—
Total	$90,604	$394	$36,940	$221

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Death Care Management	$7	$—	$313	$3
Healthcare	7,232	59	4,996	25
Independent Pharmacies	10,180	31	7,998	52
Registered Investment Advisors	3,007	31	1,438	28
Veterinary Industry	2,488	54	4,329	24
Other Industries	1,875	22	—	—
Total	24,789	197	19,074	132
Construction & Development
Healthcare	2,162	63	120	2
Total	2,162	63	120	2
Commercial Real Estate
Death Care Management	3,115	88	2,030	30
Healthcare	17,535	230	2,940	24
Independent Pharmacies	2,763	1	149	—
Veterinary Industry	17,081	333	13,069	278
Total	40,494	652	18,188	332
Commercial Land
Agriculture	21,803	68	199	—
Total	21,803	68	199	—
Total	$89,248	$980	$37,581	$466
The following tables represent the types of TDRs that were made during the periods presented:

	Three months ended September 30, 2018			Three months ended September 30, 2017
	All Restructurings			All Restructurings
	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
Interest Only and Rate Concession
Commercial Land
Agriculture	4	$10,276	$10,276	—	$—	$—
Total Interest Only and Rate Concession	4	10,276	10,276	—	—	—
Extended Amortization
Commercial Land
Agriculture	1	8	8	—	—	—
Total Extended Amortization	1	8	8	—	—	—
Payment Deferral
Commercial & Industrial
Veterinary Industry	—	—	—	2	559	559
Total Payment Deferral	—	—	—	2	559	559
Total	5	$10,284	$10,284	2	$559	$559

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	All Restructurings			All Restructurings
	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
Interest Only
Construction and Development
Healthcare	1	$612	$612	—	$—	$—
Total Interest Only	1	612	612	—	—	—
Interest Only and Rate Concession
Commercial Land
Agriculture	4	10,276	10,276	—	—	—
Total Interest Only and Rate Concession	4	10,276	10,276	—	—	—
Extended Amortization
Commercial Land
Agriculture	1	8	8	—	—	—
Total Extended Amortization	1	8	8	—	—	—
Payment Deferral and Extended Amortization
Commercial & Industrial
Independent Pharmacies	—	—	—	1	262	262
Total Payment Deferral and Extended Amortization	—	—	—	1	262	262
Payment Deferral
Commercial & Industrial
Veterinary Industry	—	—	—	2	559	559
Total Payment Deferral	—	—	—	2	559	559
Total	6	$10,896	$10,896	3	$821	$821
Concessions made to improve a loan and lease’s performance have varying degrees of success. No TDRs that were modified within the twelve months ended September 30, 2018 and 2017 subsequently defaulted during the three and nine months ended September 30, 2018 and 2017.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

	As of
	September 30, 2018	December 31, 2017
Gross direct finance lease payments receivable	$6,548	$2,399
Less – unearned interest	(1,116)	(373)
Net investment in direct financing leases	$5,432	$2,026
Future minimum lease payments under finance leases are as follows:

As of September 30, 2018	Amount
2018	$325
2019	1,384
2020	1,373
2021	1,287
2022	1,107
Thereafter	1,072
Total	$6,548
Interest income of $100 thousand and $14 thousand was recognized in the three months ended September 30, 2018 and 2017, respectively. Interest income of $220 thousand and $21 thousand was recognized in the nine months ended September 30, 2018 and 2017, respectively.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2018, the Company had a net investment of $144.9 million in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $153.0 million and accumulated depreciation was $8.1 million as of September 30, 2018. Depreciation expense recognized on these assets for the three and nine months ended September 30, 2018 was $2.2 million and $5.9 million, respectively. Depreciation expense recognized for the three and nine months ended September 30, 2017 was $840 thousand and $1.1 million, respectively.
A maturity analysis of future minimum lease payments under non-cancelable operating leases is as follows:

As of September 30, 2018	Amount
2018	$1,765
2019	8,284
2020	8,341
2021	8,385
2022	8,417
Thereafter	53,939
Total	$89,131
Note 7. Servicing Assets
Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.70 billion and $2.44 billion at September 30, 2018 and December 31, 2017, respectively. The unpaid principal balance for all loans serviced for others was $2.78 billion and $2.54 billion at September 30, 2018 and December 31, 2017, respectively.
The following summarizes the activity pertaining to servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$52,689	$53,675	$52,298	$51,994
Additions, net	5,558	3,527	14,634	9,412
Fair value changes:
Due to changes in valuation inputs or assumptions	(5,336)	(789)	(7,336)	342
Decay due to increases in principal paydowns or runoff	(3,650)	(3,021)	(10,335)	(8,356)
Balance at end of period	$49,261	$53,392	$49,261	$53,392
The fair value of servicing rights was determined using a weighted average discount rate of 16.1% on September 30, 2018 and 12.6% on September 30, 2017. The fair value of servicing rights was determined using a weighted average prepayment speed of 11.1% on September 30, 2018 and 7.3% on September 30, 2017, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the consolidated statements of income.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Borrowings
Total outstanding short and long term borrowings consisted of the following:

	September 30, 2018	December 31, 2017
Short term borrowings
On October 20, 2017, the Company entered into a revolving line of credit of $20 million with an unaffiliated commercial bank. The note is unsecured and accrues interest at LIBOR plus 1.750% for a term of 12 months. Payments are interest only with all principal and accrued interest due on October 19, 2018. On October 2, 2018, the Company renewed the revolving line of credit for an additional 12 months with a maturity date of October 18, 2019. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. No advances have been made to this line of credit and there is $20 million of available credit remaining at September 30, 2018.
	$—	$—
On September 18, 2014, the Company entered into a note payable revolving line of credit of $8.1 million with an unaffiliated commercial bank. On April 18, 2017, the Company renewed and increased the revolving line of credit to $25 million. The note is unsecured and accrues interest at Prime minus 0.50% for a term of 24 months. Payments are interest only with all principal and accrued interest due on April 30, 2019. The terms of this loan require the Company to maintain minimum capital, liquidity and Texas ratios. This line of credit was paid in full on August 25, 2017, and there is $25 million of available credit remaining at September 30, 2018.
	—	—
Total short term borrowings	$—	$—

	September 30, 2018	December 31, 2017
Long term borrowings
On September 11, 2014, the Company financed the construction of an additional building located on the Company’s Tiburon Drive main campus with a $24 million construction line of credit with an unaffiliated commercial bank, secured by both properties at its Tiburon Drive main facility location. Payments were interest only through September 11, 2016 at a fixed rate of 3.95% for a term of 84 months. Monthly principal and interest payments of $146 thousand began in October 2016 with all principal and accrued interest due on September 11, 2021. This note was repaid in full on January 31, 2018.	$—	$22,990
On February 23, 2015, the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. One of the loans with an outstanding balance of $1.3 million was paid in full on August 17, 2018. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The interest rate at September 30, 2018 is 6.00%. The maturity date is October 5, 2019. The pledged collateral is classified in other assets with a fair value of $1.5 million at September 30, 2018. Underlying loan carries a risk grade of 3 and is current with no delinquencies.
	1,489	3,574
In October 2017, the Company entered into a capital lease of $19 thousand with an unaffiliated equipment lease company, secured by fitness equipment which is included in premises and equipment on the consolidated balance sheet. Payments are principal and interest due monthly starting December 15, 2017 over a term of 60 months. At the end of the lease term there is a $1.00 bargain purchase option.	17	—
Total long term borrowings	$1,506	$26,564
The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $72.5 million and $47.5 million as of September 30, 2018 and December 31, 2017, respectively. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of September 30, 2018 and December 31, 2017.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has entered into a repurchase agreement with a third party for $5.0 million as of September 30, 2018 and December 31, 2017. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of September 30, 2018 and December 31, 2017.
On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. As of September 30, 2018, there was $854.2 million of potential borrowing capacity available under this agreement. There is no collateral pledged and no advances outstanding as of September 30, 2018.
The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $376.9 million and $348.5 million as of September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, the Company had approximately $210.1 million and $189.1 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of September 30, 2018 and December 31, 2017.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Mutual fund: The following mutual fund is registered with the Securities and Exchange Commission as a closed-end, non-diversified management investment company and operates as an interval fund. The fund primarily invests in the unguaranteed portion of SBA504 First Lien Loans secured by owner-occupied commercial real estate. This investment is valued using quoted prices in markets that are not active and is classified as Level 2 within the valuation hierarchy.
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
Recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2018	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US treasury securities	$4,934	$—	$4,934	$—
US government agencies	33,075	—	33,075	—
Residential mortgage-backed securities	336,275	—	336,275	—
Servicing assets[1]	49,261	—	—	49,261
Mutual fund	2,068	—	2,068	—
Equity warrant assets	538	—	—	538
Total assets at fair value	$426,151	$—	$376,352	$49,799

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2017	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$22,624	$—	$22,624	$—
Residential mortgage-backed securities	68,696	—	68,696	—
Mutual fund	2,035	—	2,035	—
Servicing assets[1]	52,298	—	—	52,298
Total assets at fair value	$145,653	$—	$93,355	$52,298

Contingent consideration liability[2]	$1,900	$—	$—	$1,900
Total liabilities at fair value	$1,900	$—	$—	$1,900

1	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets and various assumptions used in the fair value measurement.

2
Activity for the contingent consideration liability during the three months ended September 30, 2018 consisted of a $1.6 million write-off as a result of the disposition of Reltco during the quarter. During the nine months ended September 30, 2018, the Company recorded a $260 thousand negative fair value adjustment and $1.6 million write-off as a result of the disposition of Reltco. There was no activity for the contingent consideration liability during the three months ended September 30, 2017. During the nine months ended September 30, 2017, $4.3 million of contingent consideration was recorded upon the acquisition of Reltco as well as $350 thousand positive fair value adjustments.

Non-recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

September 30, 2018	Total	Level 1	Level 2	Level 3
Impaired loans and leases	$79,727	$—	$—	$79,727
Foreclosed assets	1,429	—	—	1,429
Total assets at fair value	$81,156	$—	$—	$81,156

December 31, 2017	Total	Level 1	Level 2	Level 3
Impaired loans and leases	$34,493	$—	$—	$34,493
Foreclosed assets	1,281	—	—	1,281
Total assets at fair value	$35,774	$—	$—	$35,774
Level 3 Analysis
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2018 and December 31, 2017 the significant unobservable inputs used in the fair value measurements were as follows:
September 30, 2018

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired loans and leases	$79,727	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 48% Weighted average discount rate 6.16%
Foreclosed assets	$1,429	Discounted appraisals	Appraisal adjustments (1)	9% to 37%
Equity warrant assets	$538	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	20.00% 2.85% 20% 9-10 years

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2017

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Impaired loans and leases	$34,493	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	10% to 25% Weighted average discount rate 6.26%
Foreclosed assets	$1,281	Discounted appraisals	Appraisal adjustments (1)	10% to 37%
Contingent consideration liability	$1,900	Monte Carlo simulation	Volatility Risk-free rate of return Dividend yield Remaining life	25.00% 1.43% 0.51% 3.00 years

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.
Estimated Fair Value of Other Financial Instruments
GAAP also requires disclosure of the fair value of financial instruments carried at book value on the consolidated balance sheet. The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

September 30, 2018	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$368,565	$368,565	$—	$—	$368,565
Certificates of deposit with other banks	750	748	—	—	748
Investment securities, available-for-sale	374,284	—	374,284	—	374,284
Loans held for sale(1)	646,475	—	—	649,054	649,054
Loans and leases, net of allowance for loan and lease losses(1)	1,604,540	—	—	1,594,589	1,594,589
Servicing assets	49,261	—	—	49,261	49,261
Accrued interest receivable	14,147	14,147	—	—	14,147
Financial liabilities
Deposits	2,924,288	—	2,871,159	—	2,871,159
Accrued interest payable	410	410	—	—	410
Long term borrowings	1,506	—	—	1,507	1,507

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2017	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$295,271	$295,271	$—	$—	$295,271
Certificates of deposit with other banks	3,000	2,993	—	—	2,993
Investment securities, available-for-sale	93,355	—	93,355	—	93,355
Loans held for sale (1)	680,454	—	—	706,972	706,972
Loans and leases, net of allowance for loan and lease losses(1)	1,319,783	—	—	1,319,615	1,319,615
Servicing assets	52,298	—	—	52,298	52,298
Accrued interest receivable	10,160	10,160	—	—	10,160
Financial liabilities
Deposits	2,260,263	—	2,232,370	—	2,232,370
Accrued interest payable	367	367	—	—	367
Long term borrowings	26,564	—	—	27,390	27,390

(1)
In accordance with the adoption of ASU 2016-01, as of September 30, 2018, the fair value of loans and leases were measured using an exit price notion. As of December 31, 2017, the fair value of loans and leases were measured using an entry price notion.

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

	September 30, 2018	December 31, 2017
Commitments to extend credit	$1,432,771	$1,701,137
Standby letters of credit	2,279	2,298
Solar purchase commitments	10,158	106,921
Airplane purchase agreement commitments	10,450	25,450
Total unfunded off-balance-sheet credit risk	$1,455,658	$1,835,806

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Solar purchase commitments are commitments to purchase solar assets to fulfill leasing obligations.
As of September 30, 2018 and December 31, 2017, the Company had unfunded commitments to provide capital contributions for on-balance sheet investments in the amount of $3.0 million and $3.5 million, respectively.
Concentrations of Credit Risk
Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans, leases, and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $7.5 million, except for ten relationships that have a retained unguaranteed exposure of $121.1 million of which $102.3 million of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments due under non-cancelable operating leases totaling $89.1 million, of which $67.4 million is due from four relationships.
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
Stock Options
Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the three months ended September 30, 2018 and 2017, the Company recognized $470 thousand and $536 thousand in compensation expense for stock options, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized $1.2 million and $1.4 million in compensation expense for stock options, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Stock option activity under the Plan during the nine month periods ended September 30, 2018 and 2017 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,058,459	$11.30
Exercised	171,333	9.26
Forfeited	174,845	13.69
Granted	—	—
Outstanding at September 30, 2018	2,712,281	$11.27	6.28 years	$47,005,905
Exercisable at September 30, 2018	813,730	$10.67	6.11 years	$14,587,733

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,478,208	$11.51
Exercised	76,285	7.89
Forfeited	203,671	14.12
Granted	—	—
Outstanding at September 30, 2017	3,198,252	$11.43	7.31 years	$38,411,802
Exercisable at September 30, 2017	703,425	$10.41	7.06 years	$9,171,805
The following is a summary of non-vested stock option activity for the Company for the nine months ended September 30, 2018 and 2017.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	2,364,999	$4.65
Granted	—	—
Vested	(291,603)	3.95
Forfeited	(174,845)	5.98
Non-vested at September 30, 2018	1,898,551	4.63

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	3,016,100	$4.78
Granted	—	—
Vested	(317,602)	4.17
Forfeited	(203,671)	6.03
Non-vested at September 30, 2017	2,494,827	4.75
The total intrinsic value of options exercised at September 30, 2018 and 2017 was $3.3 million and $1.1 million, respectively.
At September 30, 2018, unrecognized compensation costs relating to stock options amounted to $6.6 million which will be recognized over a weighted average period of 2.31 years.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. There were no stock options granted during the three and nine months ended September 30, 2018 or 2017.
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
Market RSUs also have a restriction based on the passage of time and non-market-related performance criteria, but also have a restriction based on market price criteria related to the Company’s share price closing at or above a specified price ranging from $34.00 to $55.00 per share for at least twenty (20) consecutive trading days at any time prior to expiration date. The amount of Market RSUs earned will not exceed 100% of the Market RSUs awarded. The fair value of the Market RSUs and the implied service period is calculated using the Monte Carlo simulation method.
RSU stock activity under the Plan during the first nine months of 2018 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	181,814	$20.03
Granted	230,599	28.72
Vested	83,829	23.68
Forfeited	38,793	22.96
Non-vested at September 30, 2018	289,791	25.50
For the three months ended September 30, 2018 and 2017, the Company recognized $401 thousand and $191 thousand in compensation expense for RSUs, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized $2.2 million and $517 thousand in compensation expense for RSUs, respectively.
At September 30, 2018, unrecognized compensation costs relating to RSUs amounted to $6.6 million which will be recognized over a weighted average period of 5.19 years.
Market RSU stock activity under the Plan during the first nine months of 2018 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	2,532,808	$8.78
Granted	485,000	15.73
Vested	—	—
Forfeited	223,128	9.08
Non-vested at September 30, 2018	2,794,680	9.96
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Related to the 410,000 Market RSUs granted on August 10, 2018, the share price simulation was based on the Cox, Ross & Rubinstein option pricing methodology for a period of 7.0 years. The implied term of the restricted stock ranges from 1.6 years to 3.5 years. The Monte Carlo Simulation used various assumptions that included a risk free rate of return of 2.78%, expected volatility of 28.10% and a dividend yield of 0.40%.
For the three months ended September 30, 2018 and 2017, the Company recognized $1.6 million and $1.3 million in compensation expense for Market RSUs, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized $3.5 million and $3.7 million in compensation expense for Market RSUs, respectively.
At September 30, 2018, unrecognized compensation costs relating to Market RSUs amounted to $18.4 million which will be recognized over a weighted average period of 2.66 years.
Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan on October 8, 2014. On May 24, 2016, the plan was amended and the Amended and Restated Employee Stock Purchase Plan (the "ESPP") became effective within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, eligible employees are able to purchase available shares with post-tax dollars as of the grant date. In order for employees to be eligible to participate in the ESPP they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand in fair market value per employee per calendar year. Options to purchase shares under the ESPP are granted at a 15% discount to fair market value. For the three months ended September 30, 2018 and 2017, the Company recognized $31 thousand and $36 thousand, respectively. For the nine months ended September 30, 2018 and 2017 the Company recognized $60 thousand and $79 thousand expense, respectively.

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

In June 2018, the Bank formed Live Oak Private Wealth, LLC for the purpose of providing high-net-worth individuals and families with strategic wealth and investment management services. In 2017, the Bank entered into a joint venture, Apiture LLC (“Apiture”), with First Data Corporation for the purpose of creating next generation technology for financial institutions. In addition to the Bank, the Company owns Live Oak Clean Energy Financing LLC, formed in November 2016, for the purpose of providing financing to entities for renewable energy applications; Live Oak Ventures, Inc. (formerly known as “Canapi, Inc.”), formed in August 2016, for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology; Live Oak Grove, LLC, opened in September 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location; Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and U.S. Department of Agriculture ("USDA")-guaranteed loans; and 504 Fund Advisors, LLC (“504FA”), which was formed to serve as the investment advisor to The 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans. In addition, the Company owned Reltco Inc. and National Assurance Title, Inc. (collectively referred to as “Reltco”) until the Company sold Reltco on August 1, 2018. See Note 1 under the subheading Sale of Title Insurance Business for more information.
The Company generates revenue primarily from the sale of SBA-guaranteed loans and USDA guaranteed Rural Energy for America Program ("REAP") and Business & Industry ("B&I") loans and net interest income. Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets and net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan and lease losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, occupancy, advertising and marketing, data processing, equipment and tax expense.
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
For the full year of 2018, the Company expects to originate approximately $1.70 billion to $1.80 billion in loans and leases. During the fourth quarter of 2018, the Company expects to retain more loans on the consolidated balance sheet by selling less into the secondary market, compared to historical trends.
Results of Operations
Performance Summary
Three months ended September 30, 2018 compared with three months ended September 30, 2017
For the three months ended September 30, 2018, the Company reported net income of $14.3 million, or $0.34 per diluted share, as compared to $12.9 million, or $0.33 per diluted share, for the three months ended September 30, 2017. This increase in net income is primarily due to the following items:

•
Increased net interest income of $6.7 million, or 31.9%, predominately driven by significant growth in the combined held for sale and held for investment loan and lease portfolios along with higher investment security holdings;

•
A decline in the provision for loan and lease losses of $2.7 million, or 110.0%, primarily as a result of updated loss factors consistent with our methodology for estimating the allowance for loan and lease losses;

•	Increased net gains on sales of loans of $3.9 million, or 21.3%, as a result of higher loan sale volumes partially offset by lower average premiums;

•	Increased loan servicing revenue of $1.0 million, or 15.7%, attributable to a higher serviced loan portfolio; and

•	Increased lease income of $1.5 million for lease activities that began during the second quarter of 2017.
Partially offsetting the above factors was a decline in title insurance income of $1.5 million combined with increases in various cost factors as follows: $5.7 million in the loan servicing asset revaluation loss, $1.5 million in salaries and employee benefits, $1.7 million in data processing expense, $1.4 million in equipment expense, $2.7 million one-time net impairment expense associated with the sale of the title insurance business and a lower income tax benefit of $1.9 million.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
For the nine months ended September 30, 2018, the Company reported net income of $41.0 million, or $0.98 per diluted share, as compared to $28.8 million, or $0.78 per diluted share, for the nine months ended September 30, 2017. This increase in net income is primarily attributable to the following items:

•
Increased net interest income of $24.2 million, or 43.9%, predominately driven by significant growth in the loans and leases held for sale and held for investment portfolios along with higher investment security holdings;

•	Increased loan servicing revenue of $2.8 million, or 15.0%, as a result of continued growth in the servicing portfolio due to ongoing loan sales;

•	Increased net gains on sales of loans of $14.2 million, or 25.7%, due to a higher year-to-date sale volume partially offset by a decrease in the average net gain per loan sold; and

•	Increased lease income of $5.0 million for operating lease activities that began during the second quarter of 2017.
Partially offsetting the above factors was a decline in title insurance income of $3.0 million combined with increases in various cost factors as follows: $11.3 million in the loan servicing asset revaluation loss, $7.2 million in salaries and employee benefits, $1.3 million in occupancy expense, $3.9 million in data processing expense, $5.1 million in equipment expense, $2.7 million one-time net impairment expense associated with the sale of the title insurance business and a lower income tax benefit of $1.5 million.
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
Three months ended September 30, 2018 compared with three months ended September 30, 2017
For the three months ended September 30, 2018, net interest income increased $6.7 million, or 31.9%, to $27.7 million compared to $21.0 million for the three months ended September 30, 2017. This increase was principally due to the significant growth in average interest earning assets, predominately loans, leases and investment securities, and to a lesser extent by higher yields on these assets which outpaced the relative growth and change in the cost of interest bearing liabilities, primarily related to deposits. Average interest earning assets increased by $909.5 million, or 42.6%, to $3.04 billion for the three months ended September 30, 2018, compared to $2.13 billion for the three months ended September 30, 2017, while the yield on average interest earning assets increased twenty-two basis points to 5.46%. The cost of funds on interest bearing liabilities for the three months ended September 30, 2018 increased fifty basis points to 1.93%, and the average balance of interest bearing liabilities increased by $925.4 million, or 46.6%, over the same period in 2017. As indicated in the rate/volume table below, the increase in interest earning assets and corresponding yields outpaced the higher volume of interest bearing liabilities along with an increasing cost of funds, resulting in increased interest income of $13.7 million and increased interest expense of $7.0 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. For the three months ended September 30, 2017 compared to the three months ended September 30, 2018, net interest margin declined from 3.91% to 3.61%, respectively, principally due to the narrowing of the interest rate spread during the quarter. This compression of the spread was largely the result of strategic liquidity initiatives which were accomplished during the first quarter of 2018 which led to much higher levels of investment securities and cash balances held with other banks which carry much lower yields.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
For the nine months ended September 30, 2018, net interest income increased $24.2 million, or 43.9%, to $79.2 million compared to $55.1 million for the nine months ended September 30, 2017. This increase was principally due to the significant growth in average interest earning assets and to a lesser extent higher yields on these assets outpacing the growth and change in the cost of interest bearing liabilities. Average interest earning assets increased by $1.05 billion, or 55.0%, to $2.95 billion for the nine months ended September 30, 2018 compared to $1.90 billion for the nine months ended September 30, 2017, while the yield on average interest earning assets increased by twenty-two basis points to 5.34%. The cost of funds on interest bearing liabilities for the nine months ended September 30, 2018 increased by fifty basis points to 1.84%, and the average balance of interest bearing liabilities increased by $1.03 billion, or 58.1%, during the same period. As indicated in the rate/volume table below, the increase in interest bearing liabilities and corresponding cost of funds was outpaced by the positive effects of the increased volume of interest earning assets along with higher yields, resulting in increased interest income of $45.0 million and increased interest expense of $20.8 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2018, net interest margin declined from 3.87% to 3.59% due to the aforementioned effects.

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

	Three months ended September 30,
	2018			2017
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$349,739	$1,638	1.86%	$292,066	$870	1.18%
Investment securities	388,520	2,528	2.58	73,312	325	1.76
Loans held for sale	693,517	11,270	6.45	653,342	9,922	6.03
Loans and leases held for investment (1)	1,612,699	26,454	6.51	1,116,209	17,055	6.06
Total interest earning assets	3,044,475	41,890	5.46	2,134,929	28,172	5.24
Less: allowance for loan and lease losses	(29,266)			(19,544)
Non-interest earning assets	434,963			242,014
Total assets	$3,450,172			$2,357,399

Interest bearing liabilities:
Interest bearing checking	$31,950	$87	1.08%	$35,127	$51	0.58%
Savings	943,958	4,026	1.69	196,220	682	1.38
Money market accounts	120,702	314	1.03	453,985	1,303	1.14
Certificates of deposit	1,810,040	9,738	2.13	1,257,072	4,722	1.49
Total deposits	2,906,650	14,165	1.93	1,942,404	6,758	1.38
Other borrowings	3,365	1	0.12	42,219	389	3.66
Total interest bearing liabilities	2,910,015	14,166	1.93	1,984,623	7,147	1.43
Non-interest bearing deposits	46,272			43,652
Non-interest bearing liabilities	21,804			22,650
Shareholders' equity	472,081			306,474
Total liabilities and shareholders' equity	$3,450,172			$2,357,399

Net interest income and interest rate spread		$27,724	3.53%		$21,025	3.81%

Net interest margin			3.61			3.91

Ratio of average interest-earning assets to average interest-bearing liabilities			104.62%			107.57%

(1)	Average loan and lease balances include non-accruing loans.

	Nine months ended September 30,
	2018			2017
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$403,024	$5,032	1.67%	$229,074	$1,682	0.98%
Investment securities	315,120	6,175	2.62	71,319	964	1.81
Loans held for sale	722,308	34,423	6.37	561,408	24,679	5.88
Loans and leases held for investment(1)	1,508,833	72,259	6.40	1,041,265	45,611	5.86
Total interest earning assets	2,949,285	117,889	5.34	1,903,066	72,936	5.12
Less: allowance for loan and lease losses	(27,157)			(18,652)
Non-interest earning assets	422,295			206,653
Total assets	$3,344,423			$2,091,067

Interest bearing liabilities:
Interest bearing checking	$37,448	$290	1.04%	$39,973	$173	0.58%
Savings	922,028	11,206	1.62	67,395	693	1.37
Money market accounts	147,002	1,297	1.18	469,505	3,365	0.96
Certificates of deposit	1,697,620	25,717	2.03	1,163,081	12,662	1.46
Total deposits	2,804,098	38,510	1.84	1,739,954	16,893	1.30
Other borrowings	5,998	131	2.92	37,736	985	3.49
Total interest bearing liabilities	2,810,096	38,641	1.84	1,777,690	17,878	1.34
Non-interest bearing deposits	52,225			35,073
Non-interest bearing liabilities	20,691			22,288
Shareholders’ equity	461,411			256,016
Total liabilities and shareholders’ equity	$3,344,423			$2,091,067

Net interest income and interest rate spread		$79,248	3.50%		$55,058	3.78%

Net interest margin			3.59			3.87

Ratio of average interest-earning assets to average interest-bearing liabilities			104.95%			107.05%

(1)	Average loan and lease balances include non-accruing loans.

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

	Three months ended September 30,			Nine months ended September 30,
	2018 vs. 2017			2018 vs. 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$547	$221	$768	$1,625	$1,725	$3,350
Investment securities	479	1,724	2,203	1,175	4,036	5,211
Loans held for sale	717	631	1,348	2,373	7,371	9,744
Loans and leases held for investment	1,534	7,865	9,399	5,211	21,437	26,648
Total interest income	3,277	10,441	13,718	10,384	34,569	44,953
Interest expense:
Interest bearing checking	43	(7)	36	132	(15)	117
Savings	450	2,894	3,344	926	9,587	10,513
Money market accounts	(77)	(912)	(989)	510	(2,578)	(2,068)
Certificates of deposit	2,490	2,526	5,016	6,097	6,958	13,055
Other borrowings	(202)	(186)	(388)	(96)	(758)	(854)
Total interest expense	2,704	4,315	7,019	7,569	13,194	20,763
Net interest income	$573	$6,126	$6,699	$2,815	$21,375	$24,190
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
For the third quarter of 2018 there was a negative provision for loan and lease losses of $243 thousand compared to provision expenses of $2.4 million for the same period in 2017, a decrease of $2.7 million, or 110.0%. For the nine months ended September 30, 2018 the provision was $6.2 million compared to $5.5 million for the same period in 2017, an increase of $755 thousand, or 13.8%. The decrease in the provision for loan and lease losses compared to the prior year quarter along with the reduced level of increase in year to year periods was primarily attributable to updated loss factors in the third quarter 2018 consistent with our methodology for estimating the allowance for loan and lease losses. Specifically, during the third quarter of 2018, the family entertainment portfolio passed the Company's allowance policy criteria for new verticals to transition to mature status thereby moving from using industry loss rates to actual incurred loss rates. This transition to actual loss rates reduced the provision by $2.9 million in the third quarter of 2018. Also contributing to lower provision costs was a strategic transfer of $29.9 million in unguaranteed renewable energy loans from held for investment to held for sale in the third quarter of 2018. This change in intent to designate loans for sale that were previously held for investment decreased the provision by $434 thousand.
Loans and leases held for investment were $1.63 billion as of September 30, 2018, increasing by $461.5 million, or 39.4%, compared to September 30, 2017. This growth was fueled by strong loan origination volumes and ongoing disbursements for loans in the construction portfolio over the past year.

Net charge-offs were $2.3 million, or 0.57% of average quarterly loans and leases held for investment on an annualized basis, for the three months ended September 30, 2018, compared to net charge-offs of $959 thousand, or 0.34%, for the three months ended September 30, 2017. Net charge-offs for the first nine months of 2018 and 2017 totaled $3.6 million and $2.7 million, respectively. Year to date net charge-offs as a percentage of year to date average loans and leases held for investment were 0.24% and 0.26% at September 30, 2018 and 2017, respectively. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for loan and lease losses.
In addition, at September 30, 2018, nonperforming loans and leases not guaranteed by the SBA totaled $12.9 million, which was 0.79% of the held-for-investment loan and lease portfolio compared to $3.3 million, or 0.28% of loans and leases held for investment at September 30, 2017.
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
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Noninterest income
Loan servicing revenue	$7,506	$6,490	$1,016	15.65%
Loan servicing asset revaluation	(9,380)	(3,691)	(5,689)	(154.13)
Net gains on sales of loans	22,004	18,148	3,856	21.25
Lease income	2,194	682	1,512	221.70
Construction supervision fee income	578	362	216	59.67
Title insurance income	479	1,968	(1,489)	(75.66)
Other noninterest income	950	1,101	(151)	(13.71)
Total noninterest income	$24,331	$25,060	$(729)	(2.91)%

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Noninterest income
Loan servicing revenue	$21,369	$18,587	$2,782	14.97%
Loan servicing asset revaluation	(18,138)	(6,864)	(11,274)	(164.25)
Net gains on sales of loans	69,483	55,276	14,207	25.70
Lease income	5,722	691	5,031	728.08
Construction supervision fee income	1,954	1,077	877	81.43
Title insurance income	2,775	5,803	(3,028)	(52.18)
Other noninterest income	2,535	2,910	(375)	(12.89)
Total noninterest income	$85,700	$77,480	$8,220	10.61%
For the three months ended September 30, 2018, noninterest income decreased by $729 thousand, or 2.9%, compared to the three months ended September 30, 2017. The decrease from the prior year is primarily the result of $9.4 million in the loan servicing asset revaluation loss in the third quarter of 2018 compared to $3.7 million in the third quarter of 2017. The higher negative revaluation results from the current rising rate environment and flattening yield curve which has led to increased prepayment speeds and fewer active loan purchasers relative to the growing pool of loans available for sale.

Also impacting the overall decrease in noninterest income was a decline in title insurance income of $1.5 million. The title insurance business was sold on August 1, 2018. Partially offsetting the overall decrease in noninterest income was growth in loan servicing revenue of $1.0 million, net gains on sale of loans of $3.9 million, and operating lease income of $1.5 million.
For the nine months ended September 30, 2018, noninterest income increased by $8.2 million, or 10.6%, compared to the nine months ended September 30, 2017. The higher noninterest income total was primarily the result of higher year-to-date levels in the serviced loan portfolio and the volume of loans sold in the secondary market which generated $2.8 million of increased servicing revenue and $14.2 million of increased net gains on sale of loans. Also contributing to increased levels of noninterest income was $5.0 million of operating lease income. Partly offsetting the overall increase in noninterest income was a higher negative loan servicing revaluation adjustment of $11.3 million and a decline in title insurance income of $3.0 million.
The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2018	2017	2018	2017	2018	2017
Amount of loans and leases originated	$377,337	$395,682	$491,797	$586,471	$397,559	$468,663
Guaranteed portions of loans sold	298,073	163,843	295,216	203,714	247,243	208,715
Outstanding balance of guaranteed loans sold (1)	3,102,820	2,584,163	2,951,379	2,521,506	2,812,108	2,410,791

	Nine months ended September 30,		For years ended December 31,
	2018	2017	2017	2016	2015	2014
Amount of loans and leases originated	$1,266,693	$1,450,816	$1,934,238	$1,537,010	$1,158,640	$848,090
Guaranteed portions of loans sold	840,532	576,272	787,926	761,933	640,886	433,912
Outstanding balance of guaranteed loans sold (1)	3,102,820	2,584,163	2,680,641	2,278,618	1,779,989	1,302,828

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for all loans that the Bank originates, including loans sold, are retained by the Bank. In exchange for continuing to service loans that are sold, the Bank receives fee income represented in loan servicing revenue equivalent to one percent of the outstanding balance of SBA loans sold and 0.40% of the outstanding balance of USDA loans sold. In addition, the cost of servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue is reflected in a servicing asset recorded on the consolidated balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the consolidated income statement, and the servicing asset is reduced as this revenue is recognized. For three and nine months ended September 30, 2018, loan servicing revenue increased $1.0 million, or 15.7%, and $2.8 million, or 15.0%, respectively, as compared to the three and nine months ended September 30, 2017, as a result of an increase in the average outstanding balance of guaranteed loans sold. At September 30, 2018, the outstanding balance of government guaranteed loans sold in the secondary market was $3.10 billion compared to $2.58 billion at September 30, 2017.
Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended September 30, 2018, there was a net negative loan servicing revaluation adjustment of $9.4 million compared to a net negative adjustment of $3.7 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, there was a net negative loan servicing revaluation adjustment of $18.1 million compared to a net negative adjustment of $6.9 million for the nine months ended September 30, 2017. The higher negative loan servicing revaluation amount for the third quarter of 2018 as compared to the third quarter of 2017 was primarily a result of the current rising rate environment and flattening yield curve which has led to increased prepayment speeds and fewer active loan purchasers relative to the growing pool of loans available for sale.

Net Gains on Sale of Loans: For the three and nine months ended September 30, 2018, net gains on sales of loans increased $3.9 million, or 21.2%, and $14.2 million, or 25.7%, respectively, compared to the three and nine months ended September 30, 2017. For the three months ended September 30, 2018, the volume of guaranteed loans sold increased $134.2 million, or 81.9%, to $298.1 million from $163.8 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the volume of guaranteed loans sold increased $264.3 million, or 45.9%, to $840.5 million from $576.3 million for the nine months ended September 30, 2017. The volume-driven increases in the year-to-date net gain on loan sale comparisons were partially offset by lower average premiums paid in the secondary market primarily due to changes driving the higher negative loan servicing valuation discussed above. The average net gain on sale of loans for the three and nine months ended September 30, 2018 was lower at $72 thousand and $84 thousand of revenue for each $1 million in loans sold, respectively, compared to $111 thousand and $97 thousand for the three and nine months ended September 30, 2017, respectively.
Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Noninterest expense
Salaries and employee benefits	$20,553	$19,037	$1,516	7.96%
Non-staff expenses:
Travel expense	2,003	2,289	(286)	(12.49)
Professional services expense	1,228	1,068	160	14.98
Advertising and marketing expense	1,462	1,516	(54)	(3.56)
Occupancy expense	1,588	1,473	115	7.81
Data processing expense	3,661	1,982	1,679	84.71
Equipment expense	3,649	2,228	1,421	63.78
Other loan origination and maintenance expense	1,742	1,601	141	8.81
FDIC insurance	1,105	858	247	28.79
Title insurance closing services expense	114	687	(573)	(83.41)
Impairment expense on goodwill and other intangibles, net	2,680	—	2,680	100.00
Other expense	1,459	3,117	(1,658)	(53.19)
Total non-staff expenses	20,691	16,819	3,872	23.02
Total noninterest expense	$41,244	$35,856	$5,388	15.03%

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Noninterest expense
Salaries and employee benefits	$62,908	$55,687	$7,221	12.97%
Non-staff expenses:
Travel expense	5,887	6,035	(148)	(2.45)
Professional services expense	3,645	4,228	(583)	(13.79)
Advertising and marketing expense	4,992	4,977	15	0.30
Occupancy expense	5,327	4,018	1,309	32.58
Data processing expense	9,404	5,536	3,868	69.87
Equipment expense	10,094	5,005	5,089	101.68
Other loan origination and maintenance expense	4,485	3,587	898	25.03
FDIC insurance	2,687	2,308	379	16.42
Title insurance closing services expense	912	1,877	(965)	(51.41)
Impairment expense on goodwill and other intangibles, net	2,680	—	2,680	100.00
Other expense	7,125	8,883	(1,758)	(19.79)
Total non-staff expenses	57,238	46,454	10,784	23.21
Total noninterest expense	$120,146	$102,141	$18,005	17.63%
Total noninterest expense for the three and nine months ended September 30, 2018 increased $5.4 million, or 15.0%, and $18.0 million, or 17.6%, respectively, compared to the same periods in 2017. The increase in noninterest expense was principally comprised of increased personnel, occupancy, data processing and equipment expense driven by the significant growth of the Company's core business. Also contributing significantly to the increase in noninterest expense was a one-time $2.7 million net impairment expense associated with the sale of the title insurance business. Changes in various components of noninterest expense are discussed below.
Salaries and employee benefits: Total personnel expense for the three and nine months ended September 30, 2018 increased by $1.5 million, or 8.0%, and $7.2 million, or 13.0%, respectively, compared to the same periods in 2017. The primary drivers for this increase was the continued investment in human capital to support the growing loan and lease production from new and existing verticals partially offset by transferring the recognition of costs associated with software development to data processing expense with the formation of Apiture. Total full-time equivalent employees decreased from 530 at September 30, 2017 to 504 at September 30, 2018. Another limiting factor was the sale of the title insurance business on August 1, 2018 which reduced the full-time equivalent count by 33 for the last two months of the quarter. Salaries and employee benefits expense included $2.5 million and $2.0 million of stock-based compensation in the three months ended September 30, 2018 and 2017, respectively, and $7.1 million and $6.2 million for the nine months ended September 30, 2018 and 2017, respectively. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Of the total stock-based compensation included in salaries and employee benefits, $360 thousand for the third quarter and $1.1 million for the first nine months of 2018 and $286 thousand for the third quarter and $1.0 million for the first nine months of 2017, respectively, were related to restricted stock unit ("RSU") awards for key employee retention with an effective grant date of May 24, 2016.
Occupancy expense: For the three and nine months ended September 30, 2018, total occupancy expense increased $115 thousand, or 7.8%, and $1.3 million, or 32.6%, respectively, compared to the same periods in 2017. This increase was driven by continued investment in facilities and infrastructure to support the Company's growth initiatives.
Data processing expense: For the three and nine months ended September 30, 2018, total data processing expense increased $1.7 million, or 84.7%, and $3.9 million, or 69.9%, respectively, compared to the same periods in 2017. Largely influencing this increase was the contribution of software development resources to Apiture which transferred the recognition of costs associated with the Company’s technology development from salaries and employee benefits to data processing.
Equipment expense: For the three and nine months ended September 30, 2018, the total costs associated with equipment increased $1.4 million, or 63.8%, and $5.1 million, or 101.7%, respectively, compared to the same periods in 2017. A major factor behind this increase was the depreciation of solar panels arising from operating lease activities that began during the second quarter of 2017.

Impairment expense on goodwill and other intangible assets, net: This $2.7 million in expense is related to the seller financed exit of the title insurance business in the third quarter of 2018. See Note 1 under the subheading Sale of Title Insurance for more information.
Income Tax Benefit
The effective tax rates for the three and nine months ended September 30, 2018 was (28.9)% and (6.2)%, respectively, compared to the effective rates of (64.8)% and (15.5)% for the three and nine months ended September 30, 2017, respectively. The negative tax rates principally reflect the anticipated generation of investment tax credits by the solar panel leasing activity under the Company’s strategic initiatives in the renewable energy sector. Additionally, the tax rate for the three months ended September 30, 2018 was reduced due to an updated income forecast for the year that in turn impacted the expected effective tax rate. The actual effective tax rate for 2018 may differ from the estimated annualized amount because the actual amount will be dependent upon the nature and amount of future income and expenses as well as investments generating investment tax credits and transactions with discrete tax effects.
Discussion and Analysis of Financial Condition
September 30, 2018 vs. December 31, 2017
Total assets at September 30, 2018 were $3.44 billion, an increase of $686.3 million, or 24.9%, compared to total assets of $2.76 billion at December 31, 2017. The growth in total assets was principally driven by the following:

•
Increased cash and due from banks largely due to the significant growth from deposit gathering campaigns that generated $664.0 million in new deposits and were designed to strengthen the liquidity profile;

•	Increased investment securities available-for-sale of $280.9 million which was driven by the Company's strategic plan to enhance contingency funding sources;

•	Growth in loans and leases held for investment of $287.4 million due to newly originated loans and leases; and

•
Increased premises and equipment of $85.1 million related primarily to expansion of facilities and infrastructure to accommodate Company growth and the addition of solar panels to meet leasing commitments.

Cash and cash equivalents were $368.6 million at September 30, 2018, an increase of $73.3 million, or 24.8%, compared to $295.3 million at December 31, 2017. This increase primarily reflected the results of successful deposit gathering campaigns and the sale of loans.
Total investment securities increased $280.9 million during the first nine months of 2018, from $93.4 million at December 31, 2017, to $374.3 million at September 30, 2018, an increase of 300.9%. The Company increased its investment securities position during the first and second quarter of 2018 as part of the aforementioned strategic liquidity initiative employed to enhance contingent funding sources. At September 30, 2018, the investment portfolio is comprised of U.S. treasury, U.S. government agency and residential mortgage-backed securities.
Loans held for sale decreased $34.0 million, or 5.0%, during the first nine months of 2018, from $680.5 million at December 31, 2017, to $646.5 million at September 30, 2018. This decrease reflected the impact of a higher volume of loan sales combined with a slowdown in origination activity during the same period. Lower origination volume was primarily the result of increased lending competition in existing verticals.
Loans and leases held for investment increased $287.4 million, or 21.4%, during the first nine months of 2018, from $1.34 billion at December 31, 2017, to $1.63 billion at September 30, 2018. The increase was primarily the result of continued growth in loan and lease origination activities during the first three quarters of 2018, partially offset by an increase in prepayments.
Premises and equipment, net, increased $85.1 million, or 47.6%, during the first nine months of 2018 which was primarily driven by construction of new facilities and infrastructure to accommodate Company growth and the addition of solar panels to meet leasing commitments.
Servicing assets decreased $3.0 million, or 5.8%, during the first nine months of 2018 due to the higher negative loan servicing revaluation amount in the third quarter of 2018 discussed more fully in the preceding Noninterest Income section under the subheading Loan Servicing Revaluation. This decrease was partially offset by additions to the servicing asset from loan sales.
Total deposits were $2.92 billion at September 30, 2018, an increase of $664.0 million, or 29.4%, from $2.26 billion at December 31, 2017. The increase in deposits was driven by the combined success of deposit gathering campaigns to support the growth in loan and lease originations and strategic liquidity initiatives.

Long term borrowings decreased $25.1 million, or 94.3%, during the first nine months of 2018, from $26.6 million at December 31, 2017 to $1.5 million at September 30, 2018. The decrease was primarily the result of significant debt reductions during the first quarter of 2018, largely funded by capital raised in the third quarter of 2017.
Other liabilities increased $7.0 million, or 20.2%, during the first nine months of 2018, from $34.7 million at December 31, 2017 to $41.7 million at September 30, 2018. The increase is principally related to premises and equipment accruals.
Shareholders’ equity at September 30, 2018 was $477.2 million as compared to $436.9 million at December 31, 2017. The book value per share was $11.89 at September 30, 2018 compared to $10.95 at December 31, 2017. Average equity to average assets was 13.8% for the nine months ended September 30, 2018 compared to 13.5% for the full year ended December 31, 2017. The increase in shareholders’ equity was principally the result of net income to common shareholders for the nine months ended September 30, 2018 of $41.0 million combined with stock-based compensation expense of $7.1 million, partially offset by other comprehensive losses of $5.3 million and $3.6 million in dividends.
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
The following table provides information with respect to nonperforming assets and troubled debt restructurings at the dates indicated.

	September 30, 2018	December 31, 2017
Nonperforming assets:
Total nonperforming loans (all on nonaccrual)	$52,709	$23,480
Total accruing loans past due 90 days or more	—	—
Foreclosed assets	1,429	1,281
Total troubled debt restructurings	20,095	10,223
Less nonaccrual troubled debt restructurings	(6,292)	(8,129)
Total performing troubled debt restructurings	13,803	2,094
Total nonperforming assets and troubled debt restructurings	$67,941	$26,855
Total nonperforming loans to total loans and leases held for investment	3.23%	1.75%
Total nonperforming loans to total assets	1.53%	0.85%
Total nonperforming assets and troubled debt restructurings to total assets	1.97%	0.97%

	September 30, 2018	December 31, 2017
Nonperforming assets guaranteed by U.S. government:
Total nonperforming loans guaranteed by the SBA (all on nonaccrual)	$39,812	$19,870
Total accruing loans past due 90 days or more guaranteed by the SBA	—	—
Foreclosed assets guaranteed by the SBA	1,271	1,191
Total troubled debt restructurings guaranteed by the SBA	14,841	7,178
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(5,707)	(7,099)
Total performing troubled debt restructurings guaranteed by SBA	9,134	79
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$50,217	$21,140
Total nonperforming loans not guaranteed by the SBA to total held for investment loans and leases	0.79%	0.27%
Total nonperforming loans not guaranteed by the SBA to total assets	0.37%	0.13%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.51%	0.21%
Total nonperforming assets and troubled debt restructurings at September 30, 2018 were $67.9 million, which represented a $41.1 million, or 153.0%, increase from December 31, 2017. Total nonperforming assets at September 30, 2018 were comprised of $52.7 million in nonaccrual loans and $1.4 million in foreclosed assets. Of the $67.9 million of nonperforming assets and troubled debt restructurings ("TDRs"), $50.2 million carried an SBA guarantee, leaving an unguaranteed exposure of $17.7 million in total nonperforming assets and TDRs at September 30, 2018. This represents an increase of $12.0 million, or 210.1%, from an unguaranteed exposure of $5.7 million at December 31, 2017. Almost all of this increase in nonperforming assets and TDRs arose from our mature verticals. See the below discussion related to the change in potential problem and impaired loans for management’s overall observations in regard to growth in this area.
As a percentage of the Bank’s total capital, nonperforming loans represented 14.0% at September 30, 2018, compared to 7.8% at December 31, 2017. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at September 30, 2018 and December 31, 2017 were 3.4% and 1.2%, respectively.
As of September 30, 2018 and December 31, 2017, potential problem and impaired loans and leases totaled $135.7 million and $76.8 million, respectively. Risk Grades 5 through 8 represent the spectrum of criticized and impaired loans and leases. At September 30, 2018, the portion of criticized loans and leases guaranteed by the SBA or USDA totaled $66.0 million resulting in unguaranteed exposure risk of $69.7 million, or 4.9% of total held for investment unguaranteed exposure. This compares to the December 31, 2017 portion of criticized loans and leases guaranteed by the SBA or USDA which totaled $34.7 million resulting in unguaranteed exposure risk of $42.1 million, or 3.4% of total held for investment unguaranteed exposure. As of September 30, 2018 loans and leases in Healthcare, Veterinary, Independent Pharmacy and Agriculture industry verticals comprise the largest portion of the total potential problem and impaired loans at 29.2%, 17.1%, 15.6% and 15.1%, respectively. As of December 31, 2017 loans in the Healthcare and Veterinary industries comprised the largest portion of the total potential problem and impaired loans and leases at 30.0% and 27.3%, respectively. No systemic issues were identified in the first nine months of 2018 increase in potential problem and impaired loans and leases which were comprised of a relatively small number of borrowers largely concentrated in our more mature verticals. Furthermore, the Company believes that its underwriting and credit quality standards have improved as the business has matured.
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

Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as criticized, Risk Grade 5. For example, at September 30, 2018 and December 31, 2017, Risk Grade 5 loans and leases totaled $59.0 million and $37.0 million, respectively. The increase in Risk Grade 5 loans during the first nine months of 2018 was principally confined to three verticals; Government Contracting ($9.4 million or 42.7% of increase), Wine and Craft Beverage ($7.0 million or 31.7% of increase) and Agriculture ($4.5 million or 20.6% of increase). The majority of the Government Contracting loans downgraded to Risk Grade 5 in the first half of 2018 are asset-based, collateral intensive loans.  During the second quarter of 2018, management enhanced the risk grading methodology for these types of loans.  The enhanced methodology includes more robust collateral centric loss given default measures.   As these loans come up for renewal and reapproval, additional servicing controls can be enhanced and appropriately measured, which is expected to improve the overall risk grades for some of these loans.  This continues to be an ongoing process over the next several quarters. The first nine months of 2018 increase in Risk Grade 5 loans related to Wine and Craft Beverage was due to the ongoing maturity of larger existing verticals while the increase in Agriculture was related principally to issues with a single integrator impacting one relationship. This relationship was also a primary driver in the increase of TDRs for the three months ended September 30, 2018. At September 30, 2018, approximately 97.7% of loans classified as Risk Grade 5 are performing with no current payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan and lease portfolio, and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
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
The ALLL of $24.2 million at December 31, 2017 increased by $2.6 million, or 10.8%, to $26.8 million at September 30, 2018. The ALLL, as a percentage of loans and leases held for investment, amounted to 1.6% at September 30, 2018 and 1.8% at December 31, 2017. The increase in the allowance for loan and lease losses was largely attributable to continued growth in the loan and lease portfolio which was largely offset by the effects of updated loss factors in the third quarter 2018, as addressed more fully in the Provision for Loan and Lease Losses section of Results of Operations. General reserves as a percentage of non-impaired loans amounted to 1.29% at September 30, 2018 and 1.62% December 31, 2017. See the aforementioned Provision for Loan and Lease Losses section for a discussion of the Company's charge-off experience.

Actual past due held for investment loans and leases have increased by $27.4 million since December 31, 2017. Of this increase, $20.3 million, or 73.9%, is 90 days or more past due with $5.0 million of that amount being comprised of unguaranteed loans and leases. At September 30, 2018 and December 31, 2017, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases was 0.86% and 0.43%, respectively. The growth in past dues during the first nine months of 2018 is reflected in the earlier discussed increase in classified loans during the same period. Management continues to actively monitor and work to improve asset quality. Management believes the ALLL of $26.8 million at September 30, 2018 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan and lease losses in future periods will not exceed the current ALLL or that future increases in the ALLL will not be required. No assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ALLL, thus adversely affecting the Company’s operating results. Additional information on the ALLL is presented in Note 5 - Loans and Leases Held for Investment and Allowance for Loan and Lease Losses of the Notes to the Unaudited Condensed Consolidated Financial Statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At September 30, 2018, the total amount of these four items was $1.07 billion, or 31.2% of total assets, an increase of $399.5 million from $674.2 million, or 24.4% of total assets, at December 31, 2017.
Loans and other assets are funded by loan sales, wholesale deposits and core deposits. To date, an increasing retail deposit base and an increased long term wholesale deposit base have been adequate to meet loan obligations, while maintaining the desired level of immediate liquidity. Additionally, the investment securities portfolio is available for both immediate and secondary liquidity purposes.
At September 30, 2018, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, while $98 thousand was pledged for trust activities in the State of Ohio and $2.5 million was pledged for uninsured trust assets, leaving $371.7 million available as lendable collateral.
Contractual Obligations
The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of September 30, 2018. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$1,107,959	$1,107,959	$—	$—	$—
Time deposits	1,816,329	1,154,837	514,305	71,041	76,146
Long term borrowings	1,506	4	1,497	5	—
Operating lease obligations[1]	2,603	1,219	836	431	117
Total	$2,928,397	$2,264,019	$516,638	$71,477	$76,263

1	The following obligations only include base rent and does not include any additional payments such as taxes, insurance, maintenance and repairs or common area maintenance.
As of September 30, 2018 and December 31, 2017, the Company had unfunded commitments to provide capital contributions for on-balance sheet investments in the amount of $3.0 million and $3.5 million, respectively.

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
The balance sheet is asset-sensitive with a total cumulative gap position of 2.6% at September 30, 2018. This is relatively unchanged in asset sensitivity from the prior quarter. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk by matching funding assets and liabilities with similar rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.
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

Capital amounts and ratios as of September 30, 2018 and December 31, 2017, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - September 30, 2018
Common Equity Tier 1 (to Risk-Weighted Assets)	$428,224	16.95%	$113,671	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$455,021	18.01%	$202,082	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$428,224	16.95%	$151,561	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$428,224	12.53%	$136,662	4.00%	N/A	N/A
Bank - September 30, 2018
Common Equity Tier 1 (to Risk-Weighted Assets)	$348,522	13.97%	$112,261	4.50%	$162,155	6.50%
Total Capital (to Risk-Weighted Assets)	$375,490	15.05%	$199,576	8.00%	$249,470	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$348,522	13.97%	$149,682	6.00%	$199,576	8.00%
Tier 1 Capital (to Average Assets)	$348,522	10.35%	$134,636	4.00%	$168,295	5.00%
Consolidated - December 31, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$390,816	17.81%	$98,764	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$415,006	18.91%	$175,580	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$390,816	17.81%	$131,685	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$390,816	15.50%	$100,828	4.00%	N/A	N/A
Bank - December 31, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$277,943	12.89%	$97,060	4.50%	$140,197	6.50%
Total Capital (to Risk-Weighted Assets)	$302,385	14.02%	$172,551	8.00%	$215,688	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$277,943	12.89%	$129,413	6.00%	$172,551	8.00%
Tier 1 Capital (to Average Assets)	$277,943	11.36%	$97,864	4.00%	$122,330	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
Accounting policies, as described in detail in the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements in this report, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2018, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2018 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three and nine months ended September 30, 2018, any pending legal proceedings other than nonmaterial proceedings occurring in the ordinary course of business.
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

Live Oak Bancshares, Inc.
(Registrant)

Date: November 7, 2018	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)
3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the amended registration statement on Form S-1, filed on July 13, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2018 and 2017; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

*    Indicates a document being filed with this Form 10-Q.

**
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.