Form 10-Q
period 2019-06-30
Live Oak Bancshares, Inc.
filed 2019-08-06
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

As of August 5, 2019, there were 35,590,365 shares of the registrant’s voting common stock outstanding and 4,643,530 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2019 (unaudited) and December 31, 2018*

(Dollars in thousands)

	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$115,292	$316,823
Federal funds sold	68,153	—
Certificates of deposit with other banks	7,250	7,250
Investment securities available-for-sale	576,275	380,490
Loans held for sale	857,837	687,393
Loans and leases held for investment	2,225,473	1,843,419
Allowance for loan and lease losses	(38,048)	(32,434)
Net loans and leases	2,187,425	1,810,985
Premises and equipment, net	281,126	262,524
Foreclosed assets	6,044	1,094
Servicing assets	41,687	47,641
Operating lease right-of-use assets	1,996	—
Other assets	131,216	156,249
Total assets	$4,274,301	$3,670,449
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$55,416	$53,993
Interest-bearing	3,666,181	3,095,590
Total deposits	3,721,597	3,149,583
Short term borrowings	1,345	1,441
Long term borrowings	16	16
Operating lease liabilities	2,162	—
Other liabilities	30,195	25,849
Total liabilities	3,755,315	3,176,889
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 35,577,386 and 35,512,262 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	284,987	278,945
Class B common stock, no par value, 10,000,000 shares authorized, 4,643,530 shares issued and outstanding at June 30, 2019 and December 31, 2018	49,168	49,168
Retained earnings	171,954	167,124
Accumulated other comprehensive income (loss)	12,877	(1,677)
Total shareholders’ equity	518,986	493,560
Total liabilities and shareholders’ equity	$4,274,301	$3,670,449

*Derived from audited consolidated financial statements.

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Income

For the three and six months ended June 30, 2019 and 2018 (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income
Loans and fees on loans	$49,914	$36,267	$94,880	$68,958
Investment securities, taxable	4,116	2,530	7,433	3,647
Other interest earning assets	1,108	2,179	2,747	3,394
Total interest income	55,138	40,976	105,060	75,999
Interest expense
Deposits	21,203	13,927	40,520	24,345
Borrowings	—	1	—	130
Total interest expense	21,203	13,928	40,520	24,475
Net interest income	33,935	27,048	64,540	51,524
Provision for loan and lease losses	3,463	2,087	6,205	6,479
Net interest income after provision for loan and lease losses	30,472	24,961	58,335	45,045
Noninterest income
Loan servicing revenue	7,063	6,965	14,473	13,863
Loan servicing asset revaluation	(403)	(3,670)	(2,649)	(8,758)
Net gains on sales of loans	6,015	23,061	10,213	47,479
Equity method investments income (loss)	(1,736)	(673)	(3,750)	(1,037)
Gain on sale of investment securities available-for-sale	—	—	5	—
Lease income	2,369	1,920	4,694	3,528
Construction supervision fee income	386	597	1,165	1,376
Title insurance income	—	996	—	2,296
Other noninterest income	1,007	1,417	3,577	2,622
Total noninterest income	14,701	30,613	27,728	61,369
Noninterest expense
Salaries and employee benefits	21,990	22,146	43,845	42,355
Travel expense	1,541	2,041	2,741	3,884
Professional services expense	1,621	1,119	3,803	2,417
Advertising and marketing expense	1,665	1,868	3,029	3,530
Occupancy expense	1,848	1,882	3,457	3,739
Data processing expense	1,947	2,906	4,346	5,743
Equipment expense	4,239	3,368	7,564	6,445
Other loan origination and maintenance expense	1,708	1,414	3,347	2,743
Renewable energy tax credit investment impairment	602	—	602	—
FDIC insurance	699	1,010	1,334	1,582
Title insurance closing services expense	—	372	—	798
Other expense	1,716	2,704	3,709	5,666
Total noninterest expense	39,576	40,830	77,777	78,902
Income before taxes	5,597	14,744	8,286	27,512
Income tax expense	662	491	979	806
Net income	$4,935	$14,253	$7,307	$26,706
Basic earnings per share	$0.12	$0.36	$0.18	$0.67
Diluted earnings per share	$0.12	$0.34	$0.18	$0.64

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2019 and 2018 (unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$4,935	$14,253	$7,307	$26,706
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities arising during the period	15,637	(1,965)	19,155	(4,920)
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	—	—	(5)	—
Other comprehensive income (loss) before tax	15,637	(1,965)	19,150	(4,920)
Income tax (expense) benefit	(3,753)	471	(4,596)	1,181
Other comprehensive income (loss), net of tax	11,884	(1,494)	14,554	(3,739)
Total comprehensive income	$16,819	$12,759	$21,861	$22,967

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2019 and 2018 (unaudited)

(Dollars in thousands)

	Three Months Ended
	Common stock				Accumulated other
	Shares			Retained	comprehensive	Total
	Class A	Class B	Amount	earnings	income (loss)	equity
Balance at March 31, 2019	35,531,549	4,643,530	$331,162	$168,225	$993	$500,380
Net income	—	—	—	4,935	—	4,935
Other comprehensive income	—	—	—	—	11,884	11,884
Issuance of restricted stock	19,346	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(81)	—	—	(81)
Stock option exercises	26,491	—	158	—	—	158
Stock option based compensation expense	—	—	400	—	—	400
Restricted stock expense	—	—	2,516	—	—	2,516
Cash dividends ($0.03 per share)	—	—	—	(1,206)	—	(1,206)
Balance at June 30, 2019	35,577,386	4,643,530	$334,155	$171,954	$12,877	$518,986

Balance at March 31, 2018	35,330,618	4,643,530	$320,619	$131,739	$(3,522)	$448,836
Net income	—	—	—	14,253	—	14,253
Other comprehensive loss	—	—	—	—	(1,494)	(1,494)
Issuance of restricted stock	21,844	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(184)	—	—	(184)
Stock option exercises	90,417	—	561	—	—	561
Stock option based compensation expense	—	—	346	—	—	346
Restricted stock expense	—	—	1,869	—	—	1,869
Cash dividends ($0.03 per share)	—	—	—	(1,201)	—	(1,201)
Balance at June 30, 2018	35,442,879	4,643,530	$323,211	$144,791	$(5,016)	$462,986

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)

For the three and six months ended June 30, 2019 and 2018 (unaudited)

(Dollars in thousands)

	Six Months Ended
	Common stock				Accumulated other
	Shares			Retained	comprehensive	Total
	Class A	Class B	Amount	earnings	income (loss)	equity
Balance at December 31, 2018	35,512,262	4,643,530	$328,113	$167,124	$(1,677)	$493,560
Net income	—	—	—	7,307	—	7,307
Other comprehensive income	—	—	—	—	14,554	14,554
Issuance of restricted stock	21,486	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(86)	—	—	(86)
Employee stock purchase program	14,059	—	182	—	—	182
Stock option exercises	29,579	—	172	—	—	172
Stock option based compensation expense	—	—	870	—	—	870
Restricted stock expense	—	—	4,904	—	—	4,904
Cumulative effect of accounting change for Accounting Standards Update 2016-02	—	—	—	(66)	—	(66)
Cash dividends ($0.06 per share)	—	—	—	(2,411)	—	(2,411)
Balance at June 30, 2019	35,577,386	4,643,530	$334,155	$171,954	$12,877	$518,986

Balance at December 31, 2017	35,252,053	4,643,530	$317,725	$120,241	$(1,033)	$436,933
Net income	—	—	—	26,706	—	26,706
Other comprehensive loss	—	—	—	—	(3,739)	(3,739)
Issuance of restricted stock	39,133	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(495)	—	—	(495)
Employee stock purchase program	7,022	—	165	—	—	165
Stock option exercises	144,671	—	1,252	—	—	1,252
Stock option based compensation expense	—	—	809	—	—	809
Restricted stock expense	—	—	3,755	—	—	3,755
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	—	244	(244)	—
Cash dividends ($0.06 per share)	—	—	—	(2,400)	—	(2,400)
Balance at June 30, 2018	35,442,879	4,643,530	$323,211	$144,791	$(5,016)	$462,986

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018 (unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$7,307	$26,706
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	9,101	7,823
Provision for loan and lease losses	6,205	6,479
Amortization of premium on securities, net of accretion	254	353
Change in discount on unguaranteed loans	(3,431)	3,501
Deferred tax (benefit) expense	(417)	807
Originations of loans held for sale	(455,456)	(621,290)
Proceeds from sales of loans held for sale	168,981	613,911
Net gains on sale of loans held for sale	(10,213)	(47,479)
Net loss on sale of foreclosed assets	4	1
Net decrease (increase) in servicing assets	5,954	(391)
Gain on sale of securities available-for-sale	(5)	—
Net gain on disposal of long-lived asset	(357)	—
Net loss on disposal of property and equipment	109	—
Renewable energy tax credit investment impairment	602	—
Stock option based compensation expense	870	809
Restricted stock expense	4,904	3,755
Stock based compensation expense tax (shortfall) benefit	(76)	24
Business combination contingent consideration fair value adjustment	—	(260)
Changes in assets and liabilities:
Lease right-of-use assets and liabilities, net	102	—
Other assets	13,704	(7,445)
Other liabilities	154	909
Net cash used by operating activities	(251,704)	(11,787)
Cash flows from investing activities
Purchases of securities available-for-sale	(205,829)	(316,588)
Proceeds from sales, maturities, calls, and principal paydown of securities available-for-sale	28,945	19,727
Proceeds from SBA reimbursement/sale of foreclosed assets	393	212
Maturities of certificates of deposits with other banks	—	750
Loan and lease originations and principal collections, net	(258,028)	(217,743)
Proceeds from sale of long-lived asset	10,895	—
Purchases of premises and equipment, net	(27,823)	(61,217)
Net cash used by investing activities	(451,447)	(574,859)

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

For the three and six months ended June 30, 2019 and 2018 (unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities
Net increase in deposits	$572,014	$708,973
Proceeds from long term borrowings	—	18
Repayment of long term borrowings	(2)	(23,197)
Repayment of short term borrowings	(96)	—
Stock option exercises	172	1,252
Employee stock purchase program	182	165
Withholding cash issued in lieu of restricted stock	(86)	(495)
Shareholder dividend distributions	(2,411)	(2,400)
Net cash provided by financing activities	569,773	684,316
Net (decrease) increase in cash and cash equivalents	(133,378)	97,670
Cash and cash equivalents, beginning	316,823	295,271
Cash and cash equivalents, ending	$183,445	$392,941

Supplemental disclosures of cash flow information
Interest paid	$39,391	$24,308
Income tax received	(12,439)	(542)

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains (losses) on available-for-sale securities, net of taxes	$14,554	$(3,739)
Transfers from loans and leases to foreclosed real estate and other repossessions	5,058	346
Net transfers from SBA receivable to foreclosed real estate	289	311
Right-of-use assets obtained in exchange for lessee operating lease liabilities	2,241	—
Transfer of loans held for sale to loans and leases held for investment	146,305	19,774
Transfer of loans and leases held for investment to loans held for sale	23,321	51,614

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

In addition to the Bank, the Company owns Live Oak Grove, LLC, opened in September 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location; Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans; and 504 Fund Advisors, LLC (“504FA”), formed to serve as the investment adviser to the 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.  As of May 1, 2019, 504FA exited as advisor for the 504 Fund.

In August 2016, the Company formed Live Oak Ventures, Inc. (formerly known as “Canapi, Inc.”) for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology.

In November 2016, the Company formed Live Oak Clean Energy Financing LLC (“LOCEF”) for the purpose of providing financing to entities for renewable energy applications. During the first quarter of 2019, LOCEF became a wholly-owned subsidiary of the Bank.

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

In September 2018, the Company formed Canapi Advisors, LLC for the purpose of providing investment advisory services to a series of new funds focused on providing venture capital to new and emerging financial service technology companies.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

General

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019. The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities Exchange Commission on February 27, 2019 (SEC File No. 001-37497) (the "2018 Annual Report"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2018 Annual Report. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's 2018 Annual Report.

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

Note 2. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This new guidance replaces the incurred loss impairment methodology in current standards with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates.  ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on the consolidated financial statements. In that regard, a cross-functional working group has been formed, under the direction of the Company's Chief Financial Officer and Chief Credit Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. Implementation efforts continue with model development, ongoing system requirements evaluation and the identification of data and resource needs, among other things. The Company has also engaged a third-party vendor solution to assist in the application of ASU 2016-13. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, the impact of adoption is expected to be significantly influenced by the composition, characteristics and quality of loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”). ASU 2019-05 allows entities an option to irrevocably elect the fair value option for eligible instruments upon adoption of Topic 326.  The amendments are effective for the Company on January 1, 2020.  See discussion of ASU 2016-13 above for impact to the consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per share:
Net income available to common shareholders	$4,935	$14,253	$7,307	$26,706
Weighted-average basic shares outstanding	40,196,662	40,027,336	40,178,491	39,977,336
Basic earnings per share	$0.12	$0.36	$0.18	$0.67
Diluted earnings per share:
Net income available to common shareholders, for diluted earnings per share	$4,935	$14,253	$7,307	$26,706
Total weighted-average basic shares outstanding	40,196,662	40,027,336	40,178,491	39,977,336
Add effect of dilutive stock options and restricted stock grants	801,879	1,592,311	801,879	1,538,997
Total weighted-average diluted shares outstanding	40,998,541	41,619,647	40,980,370	41,516,333
Diluted earnings per share	$0.12	$0.34	$0.18	$0.64
Anti-dilutive shares	1,578,197	—	1,578,197	9,102

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Investment Securities

The carrying amount of investment securities and their approximate fair values are reflected in the following table:

June 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US treasury securities	$4,979	$36	$—	$5,015
US government agencies	48,303	613	11	48,905
Mortgage-backed securities	497,529	16,479	659	513,349
Municipal bonds	8,521	492	7	9,006
Total	$559,332	$17,620	$677	$576,275

December 31, 2018
US treasury securities	$4,969	$—	$3	$4,966
US government agencies	31,121	48	225	30,944
Mortgage-backed securities	345,606	1,340	3,365	343,581
Municipal bond	1,000	—	1	999
Total	$382,696	$1,388	$3,594	$380,490

There were no sales of securities during the three months ended June 30, 2019 and 2018. During the six months ended June 30, 2019, $900 thousand of one municipal bond was sold resulting in a net gain of $5 thousand.  There were no sales of securities during the six months ended June 30, 2018.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$—	$—	$6,471	$11	$6,471	$11
Mortgage-backed securities	—	—	44,567	659	44,567	659
Municipal bonds	93	7	—	—	93	7
Total	$93	$7	$51,038	$670	$51,131	$677

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US treasury securities	$4,966	$3	$—	$—	$4,966	$3
US government agencies	—	—	16,268	225	16,268	225
Mortgage-backed securities	164,836	1,177	51,371	2,188	216,207	3,365
Municipal bond	999	1	—	—	999	1
Total	$170,801	$1,181	$67,639	$2,413	$238,440	$3,594

At June 30, 2019, there were twenty-five mortgage-backed securities and three US government agencies in unrealized loss positions for greater than 12 months and one municipal bond in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2018 were comprised of thirty-one mortgage-backed securities and six US government agencies in unrealized loss positions for greater than 12 months and twenty-five mortgage-backed securities, one US treasury security and one municipal bond in unrealized loss positions for less than 12 months.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

All mortgage-backed securities in the Company’s portfolio at June 30, 2019 and December 31, 2018 were backed by U.S. government sponsored enterprises (“GSEs”).

The following is a summary of investment securities by maturity:

	June 30, 2019
	Amortized cost	Fair value
US treasury securities
One to five years	$4,979	$5,015
Total	4,979	5,015
US government agencies
Within one year	6,483	6,471
One to five years	29,909	30,345
Five to ten years	11,911	12,089
Total	48,303	48,905
Mortgage-backed securities
One to five years	2,743	2,760
Five to ten years	150,463	156,698
After 10 years	344,323	353,891
Total	497,529	513,349
Municipal bonds
After 10 years	8,521	9,006
Total	8,521	9,006

Total	$559,332	$576,275

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

There were no investment securities pledged at June 30, 2019. At December 31, 2018, investment securities with a fair market value of $100 thousand was pledged to the Ohio State Treasurer to allow the Company's trust department to conduct business in the State of Ohio and $2.5 million were pledged to the Company's trust department for uninsured trust assets held by the trust department.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Loans and leases consist of the following:

	June 30, 2019	December 31, 2018
Commercial & Industrial
Agriculture	$6,305	$6,400
Funeral Home & Cemetery	22,709	17,378
Healthcare	46,344	51,082
Independent Pharmacies	110,956	108,783
Registered Investment Advisors	92,901	94,338
Veterinary Industry	47,744	45,604
Other Industries	402,962	295,163
Total	729,921	618,748
Construction & Development
Agriculture	40,258	43,454
Funeral Home & Cemetery	10,840	9,874
Healthcare	92,296	81,619
Independent Pharmacies	1,193	2,149
Registered Investment Advisors	2,138	1,232
Veterinary Industry	22,694	14,094
Other Industries	155,313	96,482
Total	324,732	248,904
Commercial Real Estate
Agriculture	49,532	53,085
Funeral Home & Cemetery	86,830	71,344
Healthcare	221,195	188,531
Independent Pharmacies	26,877	20,597
Registered Investment Advisors	8,152	7,905
Veterinary Industry	135,470	136,721
Other Industries	354,321	260,847
Total	882,377	739,030
Commercial Land
Agriculture	288,467	243,798
Total	288,467	243,798
Total Loans	2,225,497	1,850,480
Net Deferred Costs	9,767	5,960
Discount on SBA 7(a) Unguaranteed	(9,791)	(13,021)
Loans, Net of Unearned	$2,225,473	$1,843,419

1	Total loans and leases include $498.8 million and $305.4 million of U.S. government guaranteed loans as of June 30, 2019 and December 31, 2018, respectively.
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

Exceptional (1 Rated): These loans and leases are of the highest quality, with strong, well-documented sources of repayment. These loans and leases will typically have multiple demonstrated sources of repayment with no significant identifiable risk to collection, exhibit well-qualified management, and have liquid financial statements relative to both direct and indirect obligations.

Quality (2 Rated): These loans and leases are of very high credit quality, with strong, well-documented sources of repayment. These loans and leases exhibit very strong, well defined primary and secondary sources of repayment, with no significant identifiable risk of collection and have internally generated cash flow that more than adequately covers current maturities of long-term debt.

Satisfactory (3 rated): These loans and leases exhibit satisfactory credit risk and have excellent sources of repayment, with no significant identifiable risk of collection. These loans and leases have documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources. They have adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

Acceptable (4 rated): These loans and leases show signs of weakness in either adequate sources of repayment or collateral but have demonstrated mitigating factors that minimize the risk of delinquency or loss. These loans and leases may have unproved, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time. Repayment weaknesses may be due to minor operational issues, financial trends, or reliance on projected performance. They may also contain marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

Special mention (5 rated): These loans and leases show signs of weaknesses in either adequate sources of repayment or collateral. These loans and leases may contain underwriting guideline tolerances and/or exceptions with no mitigating factors; and/or instances where adverse economic conditions develop subsequent to origination that do not jeopardize liquidation of the debt but substantially increase the level of risk.

Substandard (6 rated): Loans and leases graded Substandard are inadequately protected by current sound net worth, paying capacity of the obligor, or pledged collateral. Loans and leases classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. These loans and leases are consistently not meeting the repayment schedule.

Doubtful (7 rated): Loans and leases graded Doubtful have all the weaknesses inherent in those classified as Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. The ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been placed on non-accrual status, and no definite repayment schedule exists. Once the loss position is determined, the amount is charged off.

Loss (8 rated): Loss rated loans and leases are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this credit even though partial recovery may be affected in the future.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the risk grades of each category:

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total[1]
June 30, 2019
Commercial & Industrial
Agriculture	$5,760	$545	$—	$6,305
Funeral Home & Cemetery	20,811	1,898	—	22,709
Healthcare	34,936	2,888	8,520	46,344
Independent Pharmacies	99,284	6,502	5,170	110,956
Registered Investment Advisors	88,782	2,050	2,069	92,901
Veterinary Industry	44,419	1,016	2,309	47,744
Other Industries	382,016	15,437	5,509	402,962
Total	676,008	30,336	23,577	729,921
Construction & Development
Agriculture	40,258	—	—	40,258
Funeral Home & Cemetery	10,840	—	—	10,840
Healthcare	88,885	3,411	—	92,296
Independent Pharmacies	1,193	—	—	1,193
Registered Investment Advisors	2,138	—	—	2,138
Veterinary Industry	22,694	—	—	22,694
Other Industries	142,116	13,197	—	155,313
Total	308,124	16,608	—	324,732
Commercial Real Estate
Agriculture	46,841	466	2,225	49,532
Funeral Home & Cemetery	79,149	5,720	1,961	86,830
Healthcare	191,816	8,377	21,002	221,195
Independent Pharmacies	17,303	2,411	7,163	26,877
Registered Investment Advisors	8,114	38	—	8,152
Veterinary Industry	119,320	3,362	12,788	135,470
Other Industries	336,073	8,914	9,334	354,321
Total	798,616	29,288	54,473	882,377
Commercial Land
Agriculture	263,961	10,749	13,757	288,467
Total	263,961	10,749	13,757	288,467
Total	$2,046,709	$86,981	$91,807	$2,225,497

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total[1]
December 31, 2018
Commercial & Industrial
Agriculture	$6,187	$213	$—	$6,400
Funeral Home & Cemetery	17,085	287	6	17,378
Healthcare	38,908	2,502	9,672	51,082
Independent Pharmacies	93,976	5,734	9,073	108,783
Registered Investment Advisors	88,614	2,381	3,343	94,338
Veterinary Industry	42,175	1,190	2,239	45,604
Other Industries	272,771	18,463	3,929	295,163
Total	559,716	30,770	28,262	618,748
Construction & Development
Agriculture	43,454	—	—	43,454
Funeral Home & Cemetery	9,874	—	—	9,874
Healthcare	79,814	1,805	—	81,619
Independent Pharmacies	2,149	—	—	2,149
Registered Investment Advisors	1,232	—	—	1,232
Veterinary Industry	14,094	—	—	14,094
Other Industries	96,482	—	—	96,482
Total	247,099	1,805	—	248,904
Commercial Real Estate
Agriculture	52,518	567	—	53,085
Funeral Home & Cemetery	64,487	3,711	3,146	71,344
Healthcare	161,026	7,696	19,809	188,531
Independent Pharmacies	12,509	2,495	5,593	20,597
Registered Investment Advisors	7,780	125	—	7,905
Veterinary Industry	117,879	4,205	14,637	136,721
Other Industries	255,651	5,196	—	260,847
Total	671,850	23,995	43,185	739,030
Commercial Land
Agriculture	223,826	8,914	11,058	243,798
Total	223,826	8,914	11,058	243,798
Total	$1,702,491	$65,484	$82,505	$1,850,480

1

Total loans and leases include $498.8 million of U.S. government guaranteed loans as of June 30, 2019, segregated by risk grade as follows: Risk Grades 1 – 4 = $410.8 million, Risk Grade 5 = $24.6 million, Risk Grades 6 – 8 = $63.4 million. As of December 31, 2018, total loans and leases include $305.4 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $236.1 million, Risk Grade 5 = $10.1 million, Risk Grades 6 – 8 = $59.2 million.

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

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
June 30, 2019
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$6,305	$6,305	$—
Funeral Home & Cemetery	—	—	—	—	—	22,709	22,709	—
Healthcare	906	—	623	5,498	7,027	39,317	46,344	—
Independent Pharmacies	—	—	—	5,170	5,170	105,786	110,956	—
Registered Investment Advisors	1,201	—	399	209	1,809	91,092	92,901	—
Veterinary Industry	—	—	576	1,031	1,607	46,137	47,744	—
Other Industries	557	1,192	2,804	2,148	6,701	396,261	402,962	—
Total	2,664	1,192	4,402	14,056	22,314	707,607	729,921	—
Construction & Development
Agriculture	—	—	—	—	—	40,258	40,258	—
Funeral Home & Cemetery	—	—	—	—	—	10,840	10,840	—
Healthcare	—	—	—	—	—	92,296	92,296	—
Independent Pharmacies	—	—	—	—	—	1,193	1,193	—
Registered Investment Advisors	—	—	—	—	—	2,138	2,138	—
Veterinary Industry	—	—	—	—	—	22,694	22,694	—
Other Industries	—	—	—	—	—	155,313	155,313	—
Total	—	—	—	—	—	324,732	324,732	—
Commercial Real Estate
Agriculture	—	—	—	2,226	2,226	47,306	49,532	—
Funeral Home & Cemetery	137	—	—	1,824	1,961	84,869	86,830	—
Healthcare	—	1,034	—	7,076	8,110	213,085	221,195	—
Independent Pharmacies	—	—	—	5,831	5,831	21,046	26,877	—
Registered Investment Advisors	—	—	—	—	—	8,152	8,152	—
Veterinary Industry	634	—	3,682	3,023	7,339	128,131	135,470	—
Other Industries	—	—	—	6,568	6,568	347,753	354,321	—
Total	771	1,034	3,682	26,548	32,035	850,342	882,377	—
Commercial Land
Agriculture	10,010	714	3,340	—	14,064	274,403	288,467	—
Total	10,010	714	3,340	—	14,064	274,403	288,467	—
Total[1]	$13,445	$2,940	$11,424	$40,604	$68,413	$2,157,084	$2,225,497	$—

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due & Still Accruing
December 31, 2018
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$6,400	$6,400	$—
Funeral Home & Cemetery	—	—	—	—	—	17,378	17,378	—
Healthcare	41	1,027	665	6,821	8,554	42,528	51,082	—
Independent Pharmacies	1,399	29	—	7,570	8,998	99,785	108,783	—
Registered Investment Advisors	—	232	320	2,741	3,293	91,045	94,338	—
Veterinary Industry	—	—	600	906	1,506	44,098	45,604	—
Other Industries	2,669	166	—	504	3,339	291,824	295,163	—
Total	4,109	1,454	1,585	18,542	25,690	593,058	618,748	—
Construction & Development
Agriculture	—	—	—	—	—	43,454	43,454	—
Funeral Home & Cemetery	—	—	—	—	—	9,874	9,874	—
Healthcare	—	—	—	—	—	81,619	81,619	—
Independent Pharmacies	—	—	—	—	—	2,149	2,149	—
Registered Investment Advisors	—	—	—	—	—	1,232	1,232	—
Veterinary Industry	—	—	—	—	—	14,094	14,094	—
Other Industries	—	—	—	—	—	96,482	96,482	—
Total	—	—	—	—	—	248,904	248,904	—
Commercial Real Estate
Agriculture	—	—	—	—	—	53,085	53,085	—
Funeral Home & Cemetery	248	—	—	2,762	3,010	68,334	71,344	—
Healthcare	42	1,668	—	7,417	9,127	179,404	188,531	—
Independent Pharmacies	—	3,400	—	2,193	5,593	15,004	20,597	—
Registered Investment Advisors	—	—	—	—	—	7,905	7,905	—
Veterinary Industry	1,644	3,757	2,899	5,191	13,491	123,230	136,721	—
Other Industries	—	10,743	—	—	10,743	250,104	260,847	—
Total	1,934	19,568	2,899	17,563	41,964	697,066	739,030	—
Commercial Land
Agriculture	6,277	—	—	4,781	11,058	232,740	243,798	—
Total	6,277	—	—	4,781	11,058	232,740	243,798	—
Total[1]	$12,320	$21,022	$4,484	$40,886	$78,712	$1,771,768	$1,850,480	$—

1

Total loans and leases include $498.8 million of U.S. government guaranteed loans as of June 30, 2019, of which $30.5 million is greater than 90 days past due, $9.0 million is 30-89 days past due and $459.3 million is included in current loans and leases as presented above. As of December 31, 2018, total loans and leases include $305.4 million of U.S. government guaranteed loans, of which $33.4 million is greater than 90 days past due, $9.0 million is 30-89 days past due and $263.0 million is included in current loans and leases as presented above.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Nonaccrual Loans and Leases

Loans and leases that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans and leases had been accrued in accordance with the original terms, interest income would have increased by approximately $1.1 million and $588 thousand for the three months ended June 30, 2019 and 2018, respectively, and for the six months ended June 30, 2019 and 2018 interest income would have increased approximately $2.2 million and $1.0 million, respectively. All nonaccrual loans and leases are included in the held for investment portfolio.

Nonaccrual loans and leases as of June 30, 2019 and December 31, 2018 are as follows:

June 30, 2019	Loan Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$7,027	$6,097	$930
Independent Pharmacies	5,170	4,105	1,065
Registered Investment Advisors	1,809	1,409	400
Veterinary Industry	1,607	1,458	149
Other Industries	5,509	3,806	1,703
Total	21,122	16,875	4,247
Commercial Real Estate
Agriculture	2,226	1,669	557
Funeral Home & Cemetery	1,961	1,368	593
Healthcare	7,076	4,708	2,368
Independent Pharmacies	5,831	5,084	747
Veterinary Industry	7,339	6,157	1,182
Other Industries	6,568	3,747	2,821
Total	31,001	22,733	8,268
Commercial Land
Agriculture	13,350	7,513	5,837
Total	13,350	7,513	5,837
Total	$65,473	$47,121	$18,352

December 31, 2018	Loan Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$7,527	$6,517	$1,010
Independent Pharmacies	8,969	7,896	1,073
Registered Investment Advisors	3,061	2,427	634
Veterinary Industry	1,506	1,361	145
Other Industries	3,173	2,147	1,026
Total	24,236	20,348	3,888
Commercial Real Estate
Funeral Home & Cemetery	3,010	2,260	750
Healthcare	7,459	4,963	2,496
Independent Pharmacies	2,193	1,863	330
Veterinary Industry	9,734	8,271	1,463
Total	22,396	17,357	5,039
Commercial Land
Agriculture	11,058	5,497	5,561
Total	11,058	5,497	5,561
Total	$57,690	$43,202	$14,488

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

•	The Present Value of Future Cash Flows method takes into account the amount and timing of cash flows and the effective interest rate used to discount the cash flows.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table details activity in the allowance for loan and lease losses by portfolio segment allowance for the periods presented:

Three Months Ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
June 30, 2019
Beginning Balance	$2,236	$10,623	$16,543	$5,709	$35,111
Charge offs	—	(1)	(416)	(178)	(595)
Recoveries	—	13	56	—	69
Provision	688	1,954	724	97	3,463
Ending Balance	$2,924	$12,589	$16,907	$5,628	$38,048
June 30, 2018
Beginning Balance	$2,428	$11,244	$12,201	$2,177	$28,050
Charge offs	—	(419)	(549)	—	(968)
Recoveries	—	29	152	—	181
Provision	(201)	554	1,573	161	2,087
Ending Balance	$2,227	$11,408	$13,377	$2,338	$29,350

Six Months Ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
June 30, 2019
Beginning Balance	$2,042	$11,044	$14,562	$4,786	$32,434
Charge offs	—	(1)	(638)	(178)	(817)
Recoveries	—	23	198	5	226
Provision	882	1,523	2,785	1,015	6,205
Ending Balance	$2,924	$12,589	$16,907	$5,628	$38,048
June 30, 2018
Beginning Balance	$2,030	$9,180	$10,751	$2,229	$24,190
Charge offs	—	(419)	(1,221)	—	(1,640)
Recoveries	—	33	288	—	321
Provision	197	2,614	3,559	109	6,479
Ending Balance	$2,227	$11,408	$13,377	$2,338	$29,350

The following tables detail the recorded allowance for loan and lease losses and the investment in loans and leases related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

June 30, 2019	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for loan and lease losses:
Loans and leases individually evaluated for impairment	$—	$3,610	$3,128	$4,721	$11,459
Loans and leases collectively evaluated for impairment	2,924	8,979	13,779	907	26,589
Total allowance for loan and lease losses	$2,924	$12,589	$16,907	$5,628	$38,048
Loans and leases receivable[1]:
Loans and leases individually evaluated for impairment	$—	$57,444	$24,473	$35,192	$117,109
Loans and leases collectively evaluated for impairment	324,732	824,933	705,448	253,275	2,108,388
Total loans and leases receivable	$324,732	$882,377	$729,921	$288,467	$2,225,497

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2018	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for loan and lease losses:
Loans and leases individually evaluated for impairment	$118	$2,424	$2,598	$3,951	$9,091
Loans and leases collectively evaluated for impairment	1,924	8,620	11,964	835	23,343
Total allowance for loan and lease losses	$2,042	$11,044	$14,562	$4,786	$32,434
Loans and leases receivable[1]:
Loans and leases individually evaluated for impairment	$5,027	$46,731	$28,659	$21,997	$102,414
Loans and leases collectively evaluated for impairment	243,877	692,299	590,089	221,801	1,748,066
Total loans and leases receivable	$248,904	$739,030	$618,748	$243,798	$1,850,480

1

Loans and leases receivable includes $498.8 million of U.S. government guaranteed loans as of June 30, 2019, of which $79.3 million are impaired.  As of December 31, 2018, loans and leases receivable includes $305.4 million of U.S. government guaranteed loans, of which $72.4 million are considered impaired.

Loans and leases classified as impaired as of the dates presented are summarized in the following tables.

June 30, 2019	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Agriculture	$7	$—	$7
Healthcare	9,096	6,530	2,566
Independent Pharmacies	5,457	4,105	1,352
Registered Investment Advisors	2,076	1,409	667
Veterinary Industry	2,357	1,876	481
Other Industries	5,480	3,806	1,674
Total	24,473	17,726	6,747
Commercial Real Estate
Agriculture	2,226	1,669	557
Funeral Home & Cemetery	1,958	1,368	590
Healthcare	22,879	14,206	8,673
Independent Pharmacies	7,168	6,082	1,086
Veterinary Industry	13,846	9,466	4,380
Other Industries	9,367	5,821	3,546
Total	57,444	38,612	18,832
Commercial Land
Agriculture	35,192	22,980	12,212
Total	35,192	22,980	12,212
Total	$117,109	$79,318	$37,791

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2018	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Agriculture	$7	$—	$7
Funeral Home & Cemetery	6	—	6
Healthcare	9,668	7,229	2,439
Independent Pharmacies	9,356	7,896	1,460
Registered Investment Advisors	3,347	2,427	920
Veterinary Industry	2,326	1,819	507
Other Industries	3,949	2,304	1,645
Total	28,659	21,675	6,984
Construction & Development
Agriculture	5,027	3,704	1,323
Total	5,027	3,704	1,323
Commercial Real Estate
Agriculture	1,798	1,299	499
Funeral Home & Cemetery	3,143	2,261	882
Healthcare	20,442	14,559	5,883
Independent Pharmacies	5,633	4,079	1,554
Veterinary Industry	15,715	11,613	4,102
Total	46,731	33,811	12,920
Commercial Land
Agriculture	21,997	13,177	8,820
Total	21,997	13,177	8,820
Total	$102,414	$72,367	$30,047

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents evaluated balances of loans and leases classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan and lease fees or costs.

	June 30, 2019
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Agriculture	$7	$—	$7	$6	$7
Funeral Home & Cemetery	—	—	—	—	—
Healthcare	9,039	57	9,096	9,827	870
Independent Pharmacies	5,161	296	5,457	5,763	833
Registered Investment Advisors	2,076	—	2,076	2,138	432
Veterinary Industry	2,180	177	2,357	2,667	57
Other Industries	5,480	—	5,480	5,655	929
Total	23,943	530	24,473	26,056	3,128
Commercial Real Estate
Agriculture	2,226	—	2,226	2,226	13
Funeral Home & Cemetery	1,821	137	1,958	1,961	87
Healthcare	20,754	2,125	22,879	22,873	1,266
Independent Pharmacies	7,168	—	7,168	7,453	43
Veterinary Industry	13,146	700	13,846	14,650	1,277
Other Industries	9,367	—	9,367	9,334	924
Total	54,482	2,962	57,444	58,497	3,610
Commercial Land
Agriculture	35,192	—	35,192	34,988	4,721
Total	35,192	—	35,192	34,988	4,721
Total Impaired Loans and Leases	$113,617	$3,492	$117,109	$119,541	$11,459

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2018
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Agriculture	$—	$7	$7	$6	$—
Funeral Home & Cemetery	—	6	6	6	—
Healthcare	9,604	64	9,668	10,432	827
Independent Pharmacies	9,032	324	9,356	10,564	478
Registered Investment Advisors	3,347	—	3,347	3,839	811
Veterinary Industry	2,160	166	2,326	2,593	65
Other Industries	3,496	453	3,949	4,097	417
Total	27,639	1,020	28,659	31,537	2,598
Construction & Development
Agriculture	5,027	—	5,027	4,939	118
Total	5,027	—	5,027	4,939	118
Commercial Real Estate
Agriculture	1,798	—	1,798	1,732	93
Funeral Home & Cemetery	2,859	284	3,143	3,281	30
Healthcare	20,211	231	20,442	20,461	1,145
Independent Pharmacies	5,184	449	5,633	5,884	220
Veterinary Industry	15,606	109	15,715	16,677	936
Total	45,658	1,073	46,731	48,035	2,424
Commercial Land
Agriculture	21,997	—	21,997	22,147	3,951
Total	21,997	—	21,997	22,147	3,951
Total Impaired Loans and Leases	$100,321	$2,093	$102,414	$106,658	$9,091

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the average recorded investment of impaired loans and leases for each period presented and interest income recognized during the period in which the loans and leases were considered impaired.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Agriculture	$6	$—	$—	$—
Funeral Home & Cemetery	—	—	7	—
Healthcare	9,280	34	5,094	19
Independent Pharmacies	5,459	5	7,978	7
Registered Investment Advisors	2,083	5	2,818	12
Veterinary Industry	2,394	13	2,930	18
Other Industries	5,904	7	1,373	5
Total	25,126	64	20,200	61
Construction & Development
Agriculture	—	—	2,526	—
Healthcare	—	—	1,799	28
Total	—	—	4,325	28
Commercial Real Estate
Agriculture	2,228	—	—	—
Funeral Home & Cemetery	1,967	—	3,122	27
Healthcare	23,057	259	12,852	64
Independent Pharmacies	7,198	25	2,836	1
Veterinary Industry	13,984	105	16,135	98
Other Industries	9,357	52	—	—
Total	57,791	441	34,945	190
Commercial Land
Agriculture	32,435	280	5,138	25
Total	32,435	280	5,138	25
Total	$115,352	$785	$64,608	$304

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Agriculture	$6	$—	$—	$—
Funeral Home & Cemetery	—	—	7	—
Healthcare	9,421	65	5,188	31
Independent Pharmacies	5,385	15	8,038	27
Registered Investment Advisors	2,103	10	2,825	24
Veterinary Industry	2,417	27	2,917	38
Other Industries	5,745	24	1,373	5
Total	25,077	141	20,348	125
Construction & Development
Agriculture	—	—	2,509	5
Healthcare	—	—	1,579	51
Total	—	—	4,088	56
Commercial Real Estate
Agriculture	2,228	—	—	—
Funeral Home & Cemetery	1,974	2	3,133	64
Healthcare	23,198	487	12,486	80
Independent Pharmacies	6,663	67	2,836	1
Veterinary Industry	14,412	206	16,159	235
Other Industries	9,357	61	—	—
Total	57,832	823	34,614	380
Commercial Land
Agriculture	31,825	518	5,138	25
Total	31,825	518	5,138	25
Total	$114,734	$1,482	$64,188	$586

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

There were no TDRs modified during the three months ended June 30, 2019 and 2018.

The following tables represent the types of TDRs that were made during the periods presented:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	All Restructurings			All Restructurings
	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
Interest Only
Construction and Development
Healthcare	—	$—	$—	1	$612	$612
Total Interest Only	—	—	—	1	612	612
Extended Amortization
Commercial Land
Agriculture	1	3,489	3,489	—	—	—
Total Extend Amortization	1	3,489	3,489	—	—	—
Payment Deferral
Commercial & Industrial
Healthcare	1	144	144	—	—	—
Commercial Real Estate
Healthcare	1	1,853	1,853	—	—	—
Total Payment Deferral	2	1,997	1,997	—	—	—
Total	3	$5,486	$5,486	1	$612	$612

Concessions made to improve a loan or lease’s performance have varying degrees of success. No TDRs that were modified within the twelve months ended June 30, 2019 and 2018 subsequently defaulted during the three and six months ended June 30, 2019 and 2018.

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

	June 30, 2019	December 31, 2018
Gross direct finance lease payments receivable	$15,587	$12,541
Less – unearned interest	(3,063)	(2,635)
Net investment in direct financing leases	$12,524	$9,906

Future minimum lease payments under finance leases are as follows:

As of June 30, 2019	Amount
2019	$1,544
2020	3,061
2021	3,007
2022	2,744
2023	2,286
Thereafter	2,945
Total	$15,587

Interest income of $267 thousand and $73 thousand was recognized in the three months ended June 30, 2019 and 2018, respectively. Interest income of $501 thousand and $120 thousand was recognized in the six months ended June 30, 2019 and 2018, respectively.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2019 and December 31, 2018, the Company had a net investment of $147.4 million and $148.8 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $162.6 million and $159.2 million and accumulated depreciation was $15.2 million and $10.4 million as of June 30, 2019 and December 31, 2018, respectively. Depreciation expense recognized on these assets for the three months ended June 30, 2019 and 2018 was $2.4 million, and $2.0 million, respectively. Depreciation expense recognized on these assets for the six months ended June 30, 2019 and 2018 was $4.8 million and $3.7 million, respectively.

Lease income of $2.4 million and $1.9 million was recognized in the three months ended June 30, 2019 and 2018, respectively. Lease income of $4.7 million and $3.5 million was recognized in the six months ended June 30, 2019 and 2018, respectively.

A maturity analysis of future minimum lease payments under non-cancelable operating leases is as follows:

As of June 30, 2019	Amount
2019	$3,889
2020	8,883
2021	8,930
2022	8,924
2023	8,956
Thereafter	48,267
Total	$87,849

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

The Company has a finance lease for fitness equipment and it has a remaining lease term of approximately 3.4 years. There are no options to extend or terminate this lease.

The components of lease expense are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$169	$326
Short-term lease cost	166	375
Finance lease cost:
Amortization of right-of-use assets	1	2
Interest expense on lease liabilities	—	—
Sublease income	(9)	(18)
Total net lease cost	$327	$685

Supplemental disclosure for the consolidated balance sheet related to finance leases is as follows:

June 30, 2019
Finance lease right-of-use asset	$16
Finance lease liability	16

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The weighted average remaining lease term and weighted average discount rate for leases are as follows:

As of June 30, 2019
Weighted average remaining lease term (years)
Operating leases	15.30
Finance lease	3.42
Weighted average discount rate
Operating leases	3.50%
Finance lease	3.10%

A maturity analysis of operating and finance lease liabilities is as follows:

As of June 30, 2019	Operating Leases	Finance Leases
2019	$343	$3
2020	504	5
2021	297	5
2022	275	4
2023	143	—
Thereafter	1,285	—
Total lease payments	2,847	17
Less: imputed interest	(685)	(1)
Total lease liabilities	$2,162	$16

Note 7. Servicing Assets

Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.39 billion and $2.63 billion at June 30, 2019 and December 31, 2018, respectively. The unpaid principal balance for all loans serviced for others was $3.05 billion and $3.22 billion at June 30, 2019 and December 31, 2018, respectively.

The following summarizes the activity pertaining to servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$44,324	$53,120	$47,641	$52,298
Additions, net	608	4,202	1,331	9,076
Fair value changes:
Due to changes in valuation inputs or assumptions	260	(552)	(489)	(553)
Decay due to increases in principal paydowns or runoff	(3,505)	(4,081)	(6,796)	(8,132)
Balance at end of period	$41,687	$52,689	$41,687	$52,689

The fair value of servicing rights was determined using a weighted average discount rate of 13.4% on June 30, 2019 and 13.0% on June 30, 2018. The fair value of servicing rights was determined using a weighted average prepayment speed of 14.1% on June 30, 2019 and 9.6% on June 30, 2018, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the consolidated statements of income.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Borrowings

Total outstanding short and long term borrowings consisted of the following:

	June 30, 2019	December 31, 2018
Short term borrowings

On September 18, 2014, the Company entered into a note payable revolving line of credit of $8.1 million with an unaffiliated commercial bank. On April 18, 2017, the Company renewed and increased the revolving line of credit to $25 million.  The note was unsecured and accrued interest at Prime minus 0.50% for a term of 24 months. Payments were interest only with all principal and accrued interest due on April 30, 2019. The terms of this loan required the Company to maintain minimum capital, liquidity and Texas ratios. This line of credit was paid in full on August 25, 2017. This line of credit matured on April 30, 2019 and there is no available credit at June 30, 2019.

	$—	$—

On February 23, 2015, the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. One of the loans with an outstanding balance of $1.3 million was paid in full on August 17, 2018. Interest accrues at prime plus 1% with monthly principal and interest payments over a term of 60 months. The interest rate at June 30, 2019 is 6.50%. The maturity date is October 5, 2019. The pledged collateral is classified in other assets with a fair value of $1.3 million at June 30, 2019. The underlying loan carries a risk grade of 3 and is current with no delinquency.

	1,345	1,441

On October 20, 2017, the Company entered into a revolving line of credit of $20 million with an unaffiliated commercial bank.  On October 2, 2018, the Company renewed the revolving $20 million line of credit.  The note is unsecured and accrues interest at LIBOR plus 1.750% for a term of 12 months.  Payments are interest only with all principal and accrued interest due on October 18, 2019. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. No advances have been made to this line of credit and there is $20 million of available credit at June 30, 2019.

	—	—
Total short term borrowings	$1,345	$1,441

	June 30, 2019	December 31, 2018
Long term borrowings
In October 2017, the Company entered into a capital lease of $19 thousand with an unaffiliated equipment lease company, secured by fitness equipment which is included in other assets on the consolidated balance sheet. Payments are principal and interest due monthly starting December 15, 2017 over a term of 60 months. At the end of the lease term there is a $1.00 bargain purchase option. As of January 1, 2019, this borrowing was revised in accordance with ASU 2016-02.	$16	$16
Total long term borrowings	$16	$16

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $72.5 million as of June 30, 2019 and December 31, 2018. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of June 30, 2019 and December 31, 2018.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has entered into a repurchase agreement with a third party for $5.0 million as of June 30, 2019 and December 31, 2018.  At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received.  The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of June 30, 2019 and December 31, 2018.

On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. At June 30, 2019 and December 31, 2018, the Company had approximately $1.01 billion and $849.1 million, respectively, in borrowing capacity available under these agreements.  There is no collateral pledged and no advances outstanding as of June 30, 2019 and December 31, 2018.

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $412.9 million and $395.2 million as of June 30, 2019 and December 31, 2018, respectively.  At June 30, 2019 and December 31, 2018, the Company had approximately $234.9 million and $218.0 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of June 30, 2019 and December 31, 2018.

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

Recurring Fair Value

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2019	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US treasury securities	$5,015	$—	$5,015	$—
US government agencies	48,905	—	48,905	—
Mortgage-backed securities	513,349	—	513,349	—
Municipal bonds[1]	9,006	—	8,913	93
Servicing assets[2]	41,687	—	—	41,687
Mutual fund	2,175	—	2,175	—
Equity warrant assets[3]	720	—	—	720
Total assets at fair value	$620,857	$—	$578,357	$42,500

December 31, 2018	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US treasury securities	$4,966	$—	$4,966	$—
US government agencies	30,944	—	30,944	—
Mortgage-backed securities	343,581	—	343,581	—
Municipal bond[1]	999	—	—	999
Servicing assets[2]	47,641	—	—	47,641
Mutual fund	2,099	—	2,099	—
Equity warrant assets[3]	527	—	—	527
Total assets at fair value	$430,757	$—	$381,590	$49,167

1

During the six months ended June 30, 2019, the Company sold $900 thousand of a municipal bond to a third party and recorded a fair value adjustment loss of $7 thousand. During the three months ended June 30, 2019, the Company recorded no fair value adjustment.

2	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets.
3

During the six months ended June 30, 2019, the Company recorded net gains on derivative instruments of $193 thousand. During the three months ended June 30, 2019, the Company recorded net losses on derivative instruments of $62 thousand. During the six months ended June 30, 2018, the Company entered into equity warrant assets with a fair value of $399  thousand at the time of issuance. There was no activity for the derivative instruments during the three months ended June 30, 2018.

Non-recurring Fair Value

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

June 30, 2019	Total	Level 1	Level 2	Level 3
Impaired loans	$102,158	$—	$—	$102,158
Foreclosed assets	6,044	—	—	6,044
Total assets at fair value	$108,202	$—	$—	$108,202

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2018	Total	Level 1	Level 2	Level 3
Impaired loans	$91,230	$—	$—	$91,230
Foreclosed assets	1,094	—	—	1,094
Total assets at fair value	$92,324	$—	$—	$92,324

Level 3 Analysis

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2019 and December 31, 2018 the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2019

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Municipal bond	$93	Discounted expected cash flows	Discount rate Prepayment speed	4.76% 5.00%
Impaired loans	$102,158	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	0% to 48% Weighted average discount rate 6.77%
Foreclosed assets	$6,044	Discounted appraisals	Appraisal adjustments (1)	9% to 37%
Equity warrant assets	$720	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	20.90% 2.03% 20.00% 8 - 9 years

December 31, 2018

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Municipal bond	$999	Discounted expected cash flows	Discount rate Prepayment speed	5.14% 5.00%
Impaired loans	$91,230	Discounted appraisals Discounted expected cash flows	Appraisal adjustments (1) Interest rate & repayment term	8% to 48% Weighted average discount rate 6.58%
Foreclosed assets	$1,094	Discounted appraisals	Appraisal adjustments (1)	9% to 37%
Equity warrant assets	$527	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	20.40% 2.69% 20.00% 9 - 10 years

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the consolidated balance sheets.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

June 30, 2019	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$115,292	$115,292	$—	$—	$115,292
Federal funds sold	68,153	68,153	—	—	68,153
Certificates of deposit with other banks	7,250	7,604	—	—	7,604
Investment securities, available-for-sale	576,275	—	576,182	93	576,275
Loans held for sale	857,837	—	—	881,747	881,747
Loans and leases, net of allowance for loan and lease losses	2,187,425	—	—	2,182,023	2,182,023
Servicing assets	41,687	—	—	41,687	41,687
Accrued interest receivable	19,791	19,791	—	—	19,791
Mutual fund	2,175	—	2,175	—	2,175
Equity warrant assets	720	—	—	720	720
Financial liabilities
Deposits	3,721,597	—	3,734,139	—	3,734,139
Accrued interest payable	1,990	1,990	—	—	1,990
Short term borrowings	1,345	—	—	1,347	1,347
Long term borrowings	16	—	—	16	16

December 31, 2018	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$316,823	$316,823	$—	$—	$316,823
Certificates of deposit with other banks	7,250	7,442	—	—	7,442
Investment securities, available-for-sale	380,490	—	379,491	999	380,490
Loans held for sale	687,393	—	—	695,154	695,154
Loans and leases, net of allowance for loan and lease losses	1,810,985	—	—	1,807,528	1,807,528
Servicing assets	47,641	—	—	47,641	47,641
Accrued interest receivable	15,895	15,895	—	—	15,895
Mutual fund	2,099	—	2,099	—	2,099
Equity warrant assets	527	—	—	527	527
Financial liabilities
Deposits	3,149,583	—	3,117,941	—	3,117,941
Accrued interest payable	861	861	—	—	861
Short term borrowings	1,441	—	—	1,441	1,441
Long term borrowings	16	—	—	16	16

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

	June 30, 2019	December 31, 2018
Commitments to extend credit	$1,641,814	$1,435,024
Standby letters of credit	12,285	2,150
Airplane purchase agreement commitments	—	10,450
Total unfunded off-balance-sheet credit risk	$1,654,099	$1,447,624

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

As of June 30, 2019 and December 31, 2018, the Company had unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $1.6 million and $2.8 million, respectively.

Concentrations of Credit Risk

Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans, leases, and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $7.5 million, except for 16 relationships that have a retained unguaranteed exposure of $193.0 million of which $137.0 million of the unguaranteed exposure has been disbursed.

Additionally, the Company has future minimum lease payments due under non-cancelable operating leases totaling $87.8 million, of which $63.7 million is due from four relationships.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.

Note 12. Stock Plans

On March 20, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan which replaced the previously existing Amended Incentive Stock Option Plan and Nonstatutory Stock Option Plan. Subsequently on May 24, 2016, the 2015 Omnibus Stock Incentive Plan was amended to authorize awards covering a maximum of 7,000,000 common voting shares and has an expiration date of March 20, 2025. On May 15, 2018, the Amended and Restated 2015 Omnibus Stock Incentive Plan was amended to authorize awards covering a maximum of 8,750,000 common voting shares. Options or restricted shares granted under the Amended and Restated 2015 Omnibus Stock Incentive Plan (the "Plan") expire no more than 10 years from the date of grant. Exercise prices under the Plan are set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Options vest over a minimum of three years from the date of the grant. Restricted stock grants vest in equal installments ranging from immediate vesting to over a seven year period from the date of the grant.  Market Restricted Stock Units also have a restriction based on the passage of time and non-market-related performance criteria, but also have a restriction based on market price criteria related to the Company’s share price closing at or above a specified price defined at time of grant.

Stock Options

Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the three months ended June 30, 2019 and 2018, the Company recognized $400 thousand and $347 thousand in compensation expense for stock options, respectively. For the six months ended June 30, 2019 and 2018, the Company recognized $838 thousand and $780 thousand in compensation expense for stock options, respectively.

Stock option activity under the Plan during the six month periods ended June 30, 2019 and 2018, is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,656,855	$11.27
Exercised	30,634	6.16
Forfeited	32,042	9.34
Granted	—	—
Outstanding at June 30, 2019	2,594,179	$11.35	5.52 years	$15,457,477
Exercisable at June 30, 2019	954,353	$10.24	5.30 years	$6,721,334

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,058,459	$11.30
Exercised	144,671	8.66
Forfeited	134,623	14.11
Granted	—	—
Outstanding at June 30, 2018	2,779,165	$11.30	6.54 years	$53,786,948
Exercisable at June 30, 2018	727,697	$9.83	6.27 years	$15,148,795

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of non-vested stock option activity for the Company for the six months ended June 30, 2019 and 2018.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	1,839,830	$4.60
Granted	—	—
Vested	(167,962)	2.85
Forfeited	(32,042)	9.34
Non-vested at June 30, 2019	1,639,826	12.00

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	2,364,999	$4.65
Granted	—	—
Vested	(178,908)	2.95
Forfeited	(134,623)	6.26
Non-vested at June 30, 2018	2,051,468	4.79

The total intrinsic value of options exercised at June 30, 2019 and 2018, was $326 thousand and $2.9 million, respectively.

At June 30, 2019, unrecognized compensation costs relating to stock options amounted to $5.1 million which will be recognized over a weighted average period of 3.1 years.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. There were no stock options granted during the three and six months ended June 30, 2019 and 2018.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

RSU stock activity under the Plan during the six months of 2019 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	388,187	$23.85
Granted	69,621	16.02
Vested	(26,714)	28.33
Forfeited	(4,918)	23.96
Non-vested at June 30, 2019	426,176	22.29

For the three months ended June 30, 2019 and 2018, the Company recognized $556 thousand and $921 thousand in compensation expense for RSUs, respectively. For the six months ended June 30, 2019 and 2018, the Company recognized $1.1 million and $1.8 million in compensation expense for RSUs, respectively.

At June 30, 2019, unrecognized compensation costs relating to RSUs amounted to $8.2 million which will be recognized over a weighted average period of 4.7 years.

Market RSU stock activity under the Plan during the first three months of 2019 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	2,709,202	$9.87
Granted	500,000	8.81
Vested	—	—
Forfeited	(22,347)	9.28
Non-vested at June 30, 2019	3,186,855	8.45

The compensation expense for Market RSUs is measured based on their grant date fair value as calculated using the Monte Carlo simulation and is recognized on a straight-line basis over the average vesting period. The Monte Carlo simulation used 100,000 simulation paths to assess the expected date of achieving the market price criteria.

Related to the 500,000 Market RSUs granted on February 11, 2019, the share price simulation was based on the Cox, Ross & Rubinstein option pricing methodology for a period of 10.0 years. The implied term of the restricted stock ranges from 4.5 to 5.8 years. The Monte Carlo Simulation used various assumptions that included a risk free rate of return of 2.62%, expected volatility of 37.6% and a dividend yield of 0.78%.

On February 11, 2019, 75,000 Market RSUs granted on May 14, 2018 to one employee were modified to lengthen the vesting term from 7 to 10 years and change the target stock price from $48.00 to a range of $35.00 to $48.00 per share for at least twenty (20) consecutive trading days. Additionally, 410,000 Market RSUs granted on August 10, 2018 to eleven employees were modified to lengthen the vesting term from 7 to 10 years and change the amount of Market RSUs that vest at various target stock prices to 20% per tier.  As a result of modification, the Company recognized additional compensation expense of $166 thousand and $234 thousand for the three and six months periods ended June 30, 2019, respectively.

For the three months ended June 30, 2019 and 2018, the Company recognized $2.0 million and $947 thousand in compensation expense for Market RSUs, respectively. For the six months ended June 30, 2019 and 2018, the Company recognized $3.8 million and $1.9 million in compensation expense for Market RSUs, respectively.

At June 30, 2019, unrecognized compensation costs relating to Market RSUs amounted to $19.1 million which will be recognized over a weighted average period of 3.3 years.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan on October 8, 2014. On May 24, 2016, the plan was amended and the Amended and Restated Employee Stock Purchase Plan (the "ESPP") became effective within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, eligible employees are able to purchase available shares with post-tax dollars as of the grant date. In order for employees to be eligible to participate in the ESPP they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand in fair market value per employee per calendar year. Options to purchase shares under the ESPP are granted at a 15% discount to fair market value. There was no expense recognized in relation to the ESPP for the three months ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018, the Company recognized $32 thousand and $29 thousand in expense, respectively.

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

During the fourth quarter of 2018, the Company began implementing a strategic decision to retain a larger portion of its loans eligible for sale on its balance sheet.  Management believes this decision will reduce future earnings volatility and maximize long-term profitability.  This strategic change had immediate impacts through the reclassification of $80.3 million in guaranteed loans from held-for-sale to held-for-investment status.  Other effects of this change are reflected in the financial statements in the fourth quarter of 2018 and in the first half of 2019 with significantly fewer loans sold during the respective quarters and the consequential effect of increased net interest income and increased loans held for sale and held for investment along with lower gains on loan sales.

In 2018, the Bank formed Live Oak Private Wealth, LLC, a registered investment advisor that provides high-net-worth individuals and families with strategic wealth and investment management services; and formed Canapi Advisors, LLC for the purpose of providing investment advisory services to a series of new funds focused on providing venture capital to new and emerging financial services technology companies.  In 2017, the Bank entered into a joint venture, Apiture LLC (“Apiture”), with First Data Corporation for the purpose of creating next generation technology for financial institutions.  In August 2018, the Company exited the title insurance business by financing the sale of its entire ownership interest in Reltco, Inc. and National Assurance Title, Inc. for $3.0 million. This divestiture was driven by lower expectations of future profitability for this business.  The title insurance business was acquired in 2017.  In 2016, the Company formed Live Oak Clean Energy Financing LLC (“LOCEF”), for the purpose of providing financing to entities for renewable energy applications. During the three months ended March 31, 2019, LOCEF became a subsidiary of the Bank.  In addition to the Bank, the Company owns Live Oak Ventures, Inc. (formerly known as "Canapi, Inc."), formed in August 2016 for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology; Live Oak Grove, LLC, formed in February 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location; Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans; and 504 Fund Advisors, LLC (“504FA”), formed to serve as the investment advisor to The 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.  During the six months ended June 30, 2019, 504FA completed the transfer of its advisory agreement and no longer serves as the investment advisor to The 504 Fund.

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

We believe our strategic decision to retain a larger portion of loans eligible for sale on our balance sheet will reduce future earnings volatility and maximize long-term profitability.  As a result of this decision, we anticipate that gains on the sale of loans will comprise a diminishing component of our revenue in 2019.  Management anticipates that the Company's held-for-sale and held-for-investment loan portfolios will continue to grow as a result of ongoing origination volumes and higher levels of loan retention intended to promote long-term recurring revenue and profitability, including the continued pursuit of potential opportunities in conventional lending outside of SBA or other government guarantee programs.

Results of Operations

Performance Summary

Three months ended June 30, 2019 compared with three months ended June 30, 2018

For the three months ended June 30, 2019, the Company reported net income of $4.9 million, or $0.12 per diluted share, as compared to $14.3 million, or $0.34 per diluted share, for the second quarter of 2018.  This decrease in net income is primarily due to the following items:

•

The Company’s strategic shift in the latter part of 2018 to hold substantially more of its eligible-for-sale production on balance sheet resulted in lower net income in the near-term by decreasing net gains on sales of loans by $17.0 million, or 73.9%.  The volume of guaranteed loan sales in the second quarter of 2019 declined to $71.9 million compared to $295.2 million in the second quarter of 2018;

•	The provision for loan and lease losses increased $1.4 million primarily due to portfolio growth from the second quarter of 2018;

•	The flow-through loss from investments accounted for under the equity method totaled $1.7 million compared to $673 thousand for the three months ended June 30, 2018; and

•	Title insurance income decreased $1.0 million due to the Company’s sale of its title insurance business in August of 2018.

The primary factors partially offsetting the above decrease in net income were:

•

Increase in net interest income of $6.9 million, or 25.5%, predominately driven by the above referenced strategic growth in loan and lease portfolios combined with higher investment security holdings which benefited from rising interest rates; and

•	Net negative loan servicing revaluation decreased by $3.3 million, or 89.0%, compared to the second quarter of 2018 principally due to an improving secondary market for sold loans.

Six Months Ended June 30, 2019 compared with six months ended June 30, 2018

For the six months ended June 30, 2019, the Company reported net income of $7.3 million, or $0.18 per diluted share, as compared to $26.7 million, or $0.64 per diluted share, for the six months ended June 30, 2018.  This decrease in net income is primarily due to the following items:

•

The Company’s above referenced strategic shift in the latter part of 2018 to hold substantially more of its eligible-for-sale production on balance sheet resulted in lower net income in the near-term by decreasing net gains on sales of loans by $37.3 million, or 78.5%.  The volume of guaranteed loan sales in the first six months of 2019 declined to $134.9 million compared to $542.5 million in the first six months of 2018;

•	The flow-through loss from investments accounted for under the equity method totaled $3.8 million compared to $1.0 for the six months ended June 30, 2018; and

•	Title insurance income decreased $2.3 million due to the Company’s sale of its title insurance business in August of 2018.

The primary factors partially offsetting the above decrease in net income were:

•

Increase in net interest income of $13.0 million, or 25.3%, predominately driven by the above referenced strategic growth in loan and lease portfolios combined with higher investment security holdings which benefited from rising interest rates; and

•	Net negative loan servicing revaluation decreased by $6.1 million, or 69.8%, principally due to an improving secondary market for sold loans.

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

Three months ended June 30, 2019 compared with three months ended June 30, 2018

For the three months ended June 30, 2019, net interest income increased $6.9 million, or 25.5%, to $33.9 million compared to $27.0 million for the three months ended June 30, 2018. This increase was principally due to the significant growth in the combined held for sale and held for investment loan and lease portfolios along with higher investment security holdings reflecting the Company's ongoing initiative to grow recurring revenue sources and deploy liquidity while improving the asset-liability repricing mix.   Average interest earning assets increased by $542.1 million, or 17.3%, to $3.68 billion for the three months ended June 30, 2019, compared to $3.14 billion for the three months ended June 30, 2018, while the yield on average interest earning assets increased seventy-seven basis points to 6.01%. The cost of funds on interest bearing liabilities for the three months ended June 30, 2019 increased fifty-five basis points to 2.41%, and the average balance of interest bearing liabilities increased by $532.2 million, or 17.8%, over the same period in 2018. As indicated in the rate/volume table below, the increase in interest earning assets outpaced the higher volume and increased cost of interest bearing liabilities, resulting in increased interest income of $14.2 million and increased interest expense of $7.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  For the three months ended June 30, 2018 compared to the three months ended June 30, 2019, net interest margin increased from 3.46% to 3.70%, respectively, principally due to the volume of interest earnings assets outpacing the growth in the volume of interest bearing liabilities.

Six Months Ended June 30, 2019 compared with six months ended June 30, 2018

For the six months ended June 30, 2019, net interest income increased $13.0 million, or 25.2%, to $64.5 million compared to $51.5 million for the six months ended June 30, 2018. This increase was principally due to the significant growth in the combined held for sale and held for investment loan and lease portfolios along with higher investment security holdings reflecting the Company's ongoing initiative to grow recurring revenue sources and deploy liquidity while improving the asset-liability repricing mix.   Average interest earning assets increased by $642.9 million, or 22.1%, to $3.55 billion for the six months ended June 30, 2019, compared to $2.91 billion for the six months ended June 30, 2018, while the yield on average interest earning assets increased seventy basis points to 5.97%. The cost of funds on interest bearing liabilities for the six months ended June 30, 2019 increased sixty basis points to 2.39%, and the average balance of interest bearing liabilities increased by $653.5 million, or 23.7%, over the same period in 2018. As indicated in the rate/volume table below, the increase in interest earning assets and corresponding yields outpaced the higher volume and increased cost of interest bearing liabilities, resulting in increased interest income of $29.1 million and increased interest expense of $16.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  For the six months ended June 30, 2018 compared to the six months ended June 30, 2019, net interest margin increased from 3.58% to 3.67%, respectively, principally due to the growth in the volume of interest earnings assets outpacing the growth in interest bearing liabilities.

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

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Federal funds sold and interest earning balances in other banks	$184,986	$1,108	2.40%	$505,351	$2,179	1.73%
Investment securities	566,159	4,116	2.92	383,154	2,530	2.65
Loans held for sale	839,724	14,333	6.85	744,789	11,937	6.43
Loans and leases held for investment(1)	2,089,225	35,581	6.83	1,504,738	24,330	6.49
Total interest earning assets	3,680,094	55,138	6.01	3,138,032	40,976	5.24
Less: Allowance for loan and lease losses	(35,124)			(27,930)
Non-interest earning assets	474,706			424,100
Total assets	$4,119,676			$3,534,202
Interest bearing liabilities:
Interest bearing checking	$—	$—	—%	$36,926	$100	1.09%
Savings	989,512	5,235	2.12	998,521	4,061	1.63
Money market accounts	85,982	161	0.75	151,880	463	1.22
Certificates of deposit	2,452,159	15,807	2.59	1,806,063	9,303	2.07
Total deposits	3,527,653	21,203	2.41	2,993,390	13,927	1.87
Other borrowings	1,409	—	—	3,488	1	0.11
Total interest bearing liabilities	3,529,062	21,203	2.41	2,996,878	13,928	1.86
Non-interest bearing deposits	51,643			53,922
Non-interest bearing liabilities	26,580			21,217
Shareholders' equity	512,391			462,185
Total liabilities and shareholders' equity	$4,119,676			$3,534,202
Net interest income and interest rate spread		$33,935	3.60%		$27,048	3.38%
Net interest margin			3.70			3.46
Ratio of average interest-earning assets to average interest-bearing liabilities			104.28%			104.71%

(1)	Average loan and lease balances include non-accruing loans.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Federal funds sold and interest earning balances in other banks	$233,904	$2,747	2.37%	$430,107	$3,394	1.59%
Investment securities	514,038	7,433	2.92	283,083	3,647	2.60
Loans held for sale	794,919	26,934	6.83	736,323	23,085	6.32
Loans and leases held for investment(1)	2,006,255	67,946	6.83	1,456,659	45,873	6.35
Total interest earning assets	3,549,116	105,060	5.97	2,906,172	75,999	5.27
Less: Allowance for loan and lease losses	(33,801)			(26,085)
Non-interest earning assets	475,464			410,585
Total assets	$3,990,779			$3,290,672
Interest bearing liabilities:
Interest bearing checking	$84	$—	—%	$40,243	$203	1.02%
Savings	958,716	10,021	2.11	910,880	7,179	1.59
Money market accounts	84,648	269	0.64	160,370	983	1.24
Certificates of deposit	2,367,902	30,230	2.57	1,640,479	15,980	1.96
Total deposits	3,411,350	40,520	2.40	2,751,972	24,345	1.78
Other borrowings	1,436	—	—	7,336	130	3.57
Total interest bearing liabilities	3,412,786	40,520	2.39	2,759,308	24,475	1.79
Non-interest bearing deposits	49,246			55,252
Non-interest bearing liabilities	20,548			20,125
Shareholders' equity	508,199			455,987
Total liabilities and shareholders' equity	$3,990,779			$3,290,672
Net interest income and interest rate spread		$64,540	3.58%		$51,524	3.48%
Net interest margin			3.67			3.58
Ratio of average interest-earning assets to average interest-bearing liabilities			103.99%			105.32%

(1)	Average loan and lease balances include non-accruing loans.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 vs. 2018			2019 vs. 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Federal funds sold and interest earning balances in other banks	$579	$(1,650)	$(1,071)	$1,279	$(1,926)	$(647)
Investment securities	317	1,269	1,586	628	3,158	3,786
Loans held for sale	825	1,571	2,396	1,938	1,911	3,849
Loans and leases held for investment	1,549	9,702	11,251	4,112	17,961	22,073
Total interest income	3,270	10,892	14,162	7,957	21,104	29,061
Interest expense:
Interest bearing checking	—	(100)	(100)	(102)	(101)	(203)
Savings	1,216	(42)	1,174	2,403	439	2,842
Money market accounts	(140)	(162)	(302)	(362)	(352)	(714)
Certificates of deposit	2,758	3,746	6,504	6,064	8,186	14,250
Other borrowings	(1)	—	(1)	(78)	(52)	(130)
Total interest expense	3,833	3,442	7,275	7,925	8,120	16,045
Net interest income	$(563)	$7,450	$6,887	$32	$12,984	$13,016

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

For the second quarter of 2019 the provision for loan and lease losses was $3.5 million compared to $2.1 million for the same period in 2018, an increase of $1.4 million, or 65.9%.  The increase in the provision for loan and lease losses compared to the prior year quarter was primarily the result of a growing loan portfolio through robust loan originations and higher balance sheet retention rates.

Loans and leases held for investment were $2.23 billion as of June 30, 2019, increasing by $691.1 million, or 45.0%, compared to June 30, 2018.  This growth was fueled by strong loan origination volumes and the above referenced strategic shift to retain substantially more loans on the balance sheet.

Net charge-offs were $526 thousand, or 0.10% of average quarterly loans and leases held for investment on an annualized basis, for the three months ended June 30, 2019, compared to $787 thousand, or 0.21%, for the three months ended June 30, 2018.  For the six months ended June 30, 2019, net charge-offs totaled $591 thousand compared to $1.3 million for the six months ended June 30, 2018, a decrease of $728 thousand, or 55.2%.  Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for loan and lease losses.

In addition, at June 30, 2019, nonperforming loans and leases not guaranteed by the SBA totaled $18.4 million, which was 0.82% of the held-for-investment loan and lease portfolio compared to $11.5 million, or 0.75% of loans and leases held for investment at June 30, 2018.

Noninterest Income

Noninterest income is principally comprised of net gains from the sale of SBA and USDA-guaranteed loans along with loan servicing revenue and related revaluation of the servicing asset. Revenue from the sale of loans depends upon the volume, maturity structure and rates of underlying loans as well as the pricing and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Noninterest income also commonly includes equity method investments income (loss), lease income, construction supervision fee income and in prior periods title insurance income. Other less common elements of noninterest income include nonrecurring gains and losses on investments.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2019/2018 Increase (Decrease)
	2019	2018	Amount	Percent
Noninterest income
Loan servicing revenue	$7,063	$6,965	$98	1.41%
Loan servicing asset revaluation	(403)	(3,670)	3,267	89.02
Net gains on sales of loans	6,015	23,061	(17,046)	(73.92)
Equity method investments income (loss)	(1,736)	(673)	(1,063)	157.95
Lease income	2,369	1,920	449	23.39
Construction supervision fee income	386	597	(211)	(35.34)
Title insurance income	—	996	(996)	(100.00)
Other noninterest income	1,007	1,417	(410)	(28.93)
Total noninterest income	$14,701	$30,613	$(15,912)	(51.98)%

	Six Months Ended June 30,		2019/2018 Increase (Decrease)
	2019	2018	Amount	Percent
Noninterest income
Loan servicing revenue	$14,473	$13,863	$610	4.40%
Loan servicing asset revaluation	(2,649)	(8,758)	6,109	69.75
Net gains on sales of loans	10,213	47,479	(37,266)	(78.49)
Equity method investments income (loss)	(3,750)	(1,037)	(2,713)	261.62
Gain on sale of investment securities available-for-sale	5	—	5	100.00
Lease income	4,694	3,528	1,166	33.05
Construction supervision fee income	1,165	1,376	(211)	(15.33)
Title insurance income	—	2,296	(2,296)	(100.00)
Other noninterest income	3,577	2,622	955	36.42
Total noninterest income	$27,728	$61,369	$(33,641)	(54.82)%

For the three months ended June 30, 2019, noninterest income decreased by $15.9 million, or 52.0%, compared to the three months ended June 30, 2018.  The decrease from the prior year is primarily the result of the aforementioned strategic decision to sell fewer loans, resulting in net gains on sales of loans declining to $6.0 million in the second quarter of 2019 compared to $23.1 million in the second quarter of 2018, a reduction of $17.0 million, or 73.9%.   The flow-through loss from investments accounted for under the equity method increased $1.1 million for the second quarter of 2019 compared to the second quarter of 2018.  These flow-through losses reflect the Company’s pro-rata portion of operating results for certain strategic start-up investments.  Also impacting the overall decrease in noninterest income was a decline in title insurance income of $996 thousand during the second quarter of 2019 compared to the second quarter of 2018 due to the sale of the title insurance business in third quarter of 2018.  Partially offsetting the overall decrease in noninterest income was a $3.3 million, or 89.0%, decrease in the net negative loan servicing revaluation principally due to improving secondary market premiums.

For the six months ended June 30, 2019, noninterest income decreased by $33.6 million, or 54.8%, compared to the six months ended June 30, 2018.  The decrease from the prior year is also primarily the result of the aforementioned strategic decision to sell fewer loans, resulting in net gains on sales of loans declining to $10.2 million for the six months ended June 30, 2019, compared to $47.5 million for the six months ended June 30, 2018, a reduction of $37.3 million, or 78.5%.   The flow-through loss from investments accounted for under the equity method increased $2.7 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.  Also impacting the overall decrease in noninterest income was a decline in title insurance income of $2.3 million during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, due to the sale of the title insurance business in third quarter of 2018.  Partially offsetting the overall decrease in noninterest income was a $6.1 million, or 69.8%, decrease in the net negative loan servicing revaluation principally due to improving secondary market premiums, combined with increased lease income from solar panels of $1.1 million, or 33.1%, related to growth in operating lease originations.

The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended June 30,		Three months ended March 31,
	2019	2018	2019	2018
Amount of loans and leases originated	$525,088	$491,797	$390,851	$397,559
Guaranteed portions of loans sold	71,934	295,216	62,940	247,243
Outstanding balance of guaranteed loans sold (1)	2,870,108	2,951,379	2,952,774	2,812,108

	Six Months Ended June 30,		For years ended December 31,
	2019	2018	2018	2017	2016	2015
Amount of loans and leases originated	$915,939	$889,356	$1,765,680	$1,934,238	$1,537,010	$1,158,640
Guaranteed portions of loans sold	134,874	542,459	945,178	787,926	761,933	640,886
Outstanding balance of guaranteed loans sold (1)	2,870,108	2,951,379	3,045,460	2,680,641	2,278,618	1,779,989

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.

Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended June 30, 2019, there was a net negative loan servicing revaluation adjustment of $403 thousand compared to a net negative adjustment of $3.7 million for the three months ended June 30, 2018.  For the six months ended June 30, 2019, there was a net negative loan servicing revaluation adjustment of $2.6 million compared to a net negative loan servicing revaluation adjustment of $8.8 million for the six months ended June 30, 2018.  The lower revaluation amount for the quarter and year to date periods ended June 30, 2019 as compared to the corresponding periods of 2018 was primarily a result of improving secondary market premiums.

Net Gains on Sale of Loans: For the three months ended June 30, 2019, net gains on sales of loans decreased $17.0 million, or 73.9%, compared to the three months ended June 30, 2018. For the three months ended June 30, 2019, the volume of guaranteed loans sold decreased $223.3 million, or 75.6%, to $71.9 million from $295.2 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, net gains on sale of loans totaled $10.2 million, a $37.3 million decrease from the six months ended June 30, 2018, as the volume of guaranteed loans sold decreased $407.6 million to $134.9 million, or 75.1%.  The volume-driven decrease in the net gain on loan sales was offset by higher average premiums paid in the secondary market in both the quarter and year to date periods ended June 30, 2019 compared to the corresponding periods in 2018. Excluding fair value fluctuations in exchange traded-interest rate lock commitments, the average net gain on sale of loans for the three and six months ended June 30, 2019 was higher at $94 thousand and $92 thousand for each $1 million in loans sold, respectively, compared to $79 thousand and $88 thousand for the three and six months ended June 30, 2018, respectively.

Noninterest Expense

Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2019/2018 Increase (Decrease)
	2019	2018	Amount	Percent
Noninterest expense
Salaries and employee benefits	$21,990	$22,146	$(156)	(0.70)%
Non-staff expenses:
Travel expense	1,541	2,041	(500)	(24.50)
Professional services expense	1,621	1,119	502	44.86
Advertising and marketing expense	1,665	1,868	(203)	(10.87)
Occupancy expense	1,848	1,882	(34)	(1.81)
Data processing expense	1,947	2,906	(959)	(33.00)
Equipment expense	4,239	3,368	871	25.86
Other loan origination and maintenance expense	1,708	1,414	294	20.79
Renewable energy tax credit investment impairment	602	—	602	100.00
FDIC insurance	699	1,010	(311)	(30.79)
Title insurance closing services expense	—	372	(372)	(100.00)
Other expense	1,716	2,704	(988)	(36.54)
Total non-staff expenses	17,586	18,684	(1,098)	(5.88)
Total noninterest expense	$39,576	$40,830	$(1,254)	(3.07)%

	Six Months Ended June 30,		2019/2018 Increase (Decrease)
	2019	2018	Amount	Percent
Noninterest expense
Salaries and employee benefits	$43,845	$42,355	$1,490	3.52%
Non-staff expenses:
Travel expense	2,741	3,884	(1,143)	(29.43)
Professional services expense	3,803	2,417	1,386	57.34
Advertising and marketing expense	3,029	3,530	(501)	(14.19)
Occupancy expense	3,457	3,739	(282)	(7.54)
Data processing expense	4,346	5,743	(1,397)	(24.33)
Equipment expense	7,564	6,445	1,119	17.36
Other loan origination and maintenance expense	3,347	2,743	604	22.02
Renewable energy tax credit investment impairment	602	—	602	100.00
FDIC insurance	1,334	1,582	(248)	(15.68)
Title insurance closing services expense	—	798	(798)	(100.00)
Other expense	3,709	5,666	(1,957)	(34.54)
Total non-staff expenses	33,932	36,547	(2,615)	(7.16)
Total noninterest expense	$77,777	$78,902	$(1,125)	(1.43)%

Total noninterest expense for the three and six months ended June 30, 2019 decreased $1.3 million, or 3.1%, and $1.1 million, or 1.4%, respectively, compared to the same periods in 2018. The decrease in noninterest expense was largely driven by lower levels of travel, data processing, title insurance closing services and other expenses while salaries and employee benefits remained somewhat static.  Changes in various components of noninterest expense are discussed below.

Salaries and employee benefits: Total personnel expense for the three and six months ended June 30, 2019 decreased by $156 thousand, or 0.7%, and increased by $1.5 million, or 3.5%, respectively, compared to the same periods in 2018.  While personnel expense is carefully managed, the Company continues to invest in human capital to support the growing loan and lease production from new and existing verticals.  Other than careful management of resources invested in human capital, the primary drivers for lower levels of expense arise from the Company’s exit from the title insurance business during the third quarter of 2018, the earlier discussed strategy to sell fewer loans, thereby resulting in higher levels of loan origination costs being capitalized and the termination of certain severance arrangements in 2019.  Total full-time equivalent employees decreased from 538 at June 30, 2018 to 531 at June 30, 2019.  Salaries and employee benefits expense included $2.9 million and $5.8 million of stock-based compensation expense in the three and six months ended June 30, 2019, respectively, compared to $2.2 million and $4.6 million for the three and six months ended June 30, 2018, respectively.  Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.

Of the total stock-based compensation included in salaries and employee benefits, $357 thousand for both the second quarter of 2019 and 2018, and $709 thousand for both the first half of 2019 and 2018 were related to restricted stock unit ("RSU") awards for key employee retention with an effective grant date of May 24, 2016.

Travel expense:  For the three and six months ended June 30, 2019, total travel services expense decreased $500 thousand, or 24.5% and $1.1 million, or 24.9%, respectively compared to the same periods in 2018.  This decrease was principally due to a reduction in repairs and maintenance costs associated with an older aircraft that was sold during the first quarter of 2019, higher deferred travel costs as more loans were retained, and general improvements in operational efficiency.

Professional services expense:  For the three and six months ended June 30, 2019, total professional services expense increased $502 thousand, or 68.1%, and $1.4 million, or 57.3%, respectively compared to the same periods in 2018.  This increase was driven by legal, accounting, and consulting fees incurred for various strategic initiatives.

Data processing expense:  For the three and six months ended June 30, 2019, data processing expenses totaled $1.9 million and $4.3 million, respectively, representing decreases of $959 thousand and $1.4 million, respectively, compared to the same periods in 2018.  The decrease is primarily the result of the expiration of software development services provided by Apiture directly to the Company combined with the capitalization of certain software development costs during the second quarter of 2019.

Equipment expense:  For the three and six months ended June 30, 2019, equipment expense increased $871 thousand, or 25.9%, and $1.1 million, or 17.4%, respectively, compared to the same periods in 2018.  Primary factors contributing to this increase were the depreciation of solar panels arising from operating lease activities and a new aircraft placed in service in the second quarter of 2019.

Other expenses:  For the three and six months ended June 30, 2019, other expenses decreased $988 thousand and $2.0 million, respectively, compared to the same periods in 2018.  The decline in other expenses is attributable to the elimination of costs associated with the operation of the title insurance business, which was sold in the third quarter of 2018, and impairment expenses recognized in the second quarter of 2018 with the transfer of the title business to held for sale.

Income Tax Expense

The effective tax rate for the both the three and six months ended June 30, 2019 was 11.8% compared to the effective rate of 3.3% and 2.9%, respectively, for the same periods in 2018.  The Company’s effective tax rate is predominantly driven by the leasing of renewable energy assets which generate investment tax credits.

Discussion and Analysis of Financial Condition

June 30, 2019 vs. December 31, 2018

Total assets at June 30, 2019 were $4.27 billion, an increase of $603.9 million, or 16.5%, compared to total assets of $3.67 billion at December 31, 2018. The growth in total assets was principally driven by the following:

•	Increased investment securities available-for-sale of $195.8 million which was driven by the Company’s strategic plan to enhance liquidity and improve asset-liability repricing mix; and
•

Growth in loans and leases held for sale and held for investment of $552.5 million resulting from strong originations and higher levels of balances being retained to support the Company's strategic plan to hold more loans.

Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, was $183.4 million at June 30, 2019, a decrease of $133.4 million, or 42.1%, compared to $316.8 million at December 31, 2018.  This decrease reflects the Company’s maximization of returns on liquid assets by deployment of funds into higher-yielding available-for-sale securities.

Total investment securities increased $195.8 million during the first six months of 2019, from $380.5 million at December 31, 2018, to $576.3 million at June 30, 2019, an increase of 51.5%.  The Company increased its investment securities position during the first quarter of 2019 as part of its strategy to improve the returns of an enhanced liquidity profile and improve asset-liability repricing mix.  At June 30, 2019, the investment portfolio was comprised of U.S. treasury, U.S. government agency, mortgage-backed securities and municipal bonds.

Loans held for sale increased $170.4 million, or 24.8%, during the first six months of 2019, from $687.4 million at December 31, 2018, to $857.8 million at June 30, 2019. This increase reflected the impact of a significantly lower volume of loan sales with strong origination activity during the second quarter.

Loans and leases held for investment increased $382.1 million, or 20.7%, during the first six months of 2019, from $1.84 billion at December 31, 2018, to $2.23 billion at June 30, 2019. The increase was primarily the result of $915.9 million in loan and lease origination activities during the first six months of 2019 combined with the earlier mentioned strategic shift to retain higher levels of loans on the balance sheet.

Premises and equipment, net, increased $18.6 million, or 7.1%, during the first six months of 2019 which was primarily driven by construction of new facilities and infrastructure to accommodate Company growth and the addition of solar panels to meet leasing commitments.

Foreclosed assets increased $4.9 million, or 452.5%, during the first six months of 2019 to $6.0 million compared to $1.1 million at December 31, 2018.  The increase in foreclosed assets arose from two relationships in agriculture and healthcare verticals.  The underlying loans were subject to an SBA guarantee and the total current estimated exposure to the Company is considered negligible for these new foreclosures.

Servicing assets decreased $6.0 million, or 12.5%, to $41.7 million during the first six months of 2019 due to the reduced level of loan sales during the quarter combined with amortization of the outstanding balance of guaranteed loans sold.  At June 30, 2019, the outstanding balance of government guaranteed loans sold in the secondary market was $2.87 billion compared to $3.05 billion at December 31, 2018.

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

Other assets decreased $25.0 million, or 16.0% from $156.2 million at December 31, 2018 to $131.2 million at June 30, 2019.  This decrease was principally the result of a reduction in taxes receivable of $13.8 million, largely comprised of a recent tax refund, and the sale of corporate aircraft carried at $10.5 million which was classified as held-for-sale during the fourth quarter of 2018.

Total deposits were $3.72 billion at June 30, 2019, an increase of $572.0 million, or 18.2%, from $3.15 billion at December 31, 2018. The increase in deposits was driven by the combined success of deposit gathering campaigns to support the growth in loan and lease originations and balance sheet management initiatives.

Other liabilities were $30.2 million at June 30, 2019, an increase of $4.3 million, or 16.8%, from $25.8 million at December 31, 2018. The increase in other liabilities was largely driven by the increased deferred tax liability of $4.1 million related to unrealized gains on the Company’s growing investment securities available-for-sale portfolio.

Shareholders’ equity at June 30, 2019 was $519.0 million as compared to $493.6 million at December 31, 2018. The book value per share was $12.90 at June 30, 2019 compared to $12.29 at December 31, 2018. Average equity to average assets was 12.7% for the six months ended June 30, 2019 compared to 13.8% for the full year ended December 31, 2018. The increase in shareholders’ equity was principally the result of net income to common shareholders for the six months ended June 30, 2019 of $7.3 million combined with other comprehensive income of $14.6 million and stock-based compensation expense of $5.8 million, partially offset by $2.4 million in dividends.

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

The following table provides information with respect to nonperforming assets and troubled debt restructurings at the dates indicated.

	June 30, 2019	December 31, 2018
Nonaccrual loans:
Total nonperforming loans (all on nonaccrual)	$65,473	$57,690
Total accruing loans past due 90 days or more	—	—
Foreclosed assets	6,044	1,094
Total troubled debt restructurings	31,995	27,495
Less nonaccrual troubled debt restructurings	(4,961)	(6,494)
Total performing troubled debt restructurings	27,034	21,001
Total nonperforming assets and troubled debt restructurings	$98,551	$79,785
Total nonperforming loans to total loans held for investment	2.94%	3.13%
Total nonperforming loans to total assets	1.53%	1.57%
Total nonperforming assets and troubled debt restructurings to total assets	2.31%	2.17%

	June 30, 2019	December 31, 2018
Nonaccrual loans guaranteed by U.S. government:
Total nonperforming loans guaranteed by the SBA (all on nonaccrual)	$47,121	$43,202
Total accruing loans past due 90 days or more guaranteed by the SBA	—	—
Foreclosed assets guaranteed by the SBA	4,816	946
Total troubled debt restructurings guaranteed by the SBA	21,586	19,780
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(4,317)	(5,684)
Total performing troubled debt restructurings guaranteed by SBA	17,269	14,096
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$69,206	$58,244
Total nonperforming loans not guaranteed by the SBA to total held for investment loans	0.82%	0.79%
Total nonperforming loans not guaranteed by the SBA to total assets	0.43%	0.39%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.69%	0.59%

Total nonperforming assets and troubled debt restructurings at June 30, 2019 were $98.6 million, which represented a $18.8 million, or 23.5%, increase from December 31, 2018. Total nonperforming assets at June 30, 2019 were comprised of $65.5 million in nonaccrual loans and $6.0 million in foreclosed assets. Of the $98.6 million of nonperforming assets and troubled debt restructurings ("TDRs"), $69.2 million carried an SBA guarantee, leaving an unguaranteed exposure of $29.3 million in total nonperforming assets and TDRs at June 30, 2019. This represents an increase of $7.8 million, or 36.2%, from an unguaranteed exposure of $21.5 million at December 31, 2018.  The vast majority of this increase in nonperforming assets and TDRs arose from our mature verticals.  See the below discussion related to the change in potential problem and impaired loans for management’s overall observations regarding growth in this area.

As a percentage of the Bank’s total capital, nonperforming loans represented 14.0% at June 30, 2019, compared to 14.8% at December 31, 2018. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at June 30, 2019 and December 31, 2018 were 3.9% and 3.7%, respectively.

As of June 30, 2019, and December 31, 2018, potential problem and impaired loans and leases totaled $178.8 million and $148.0 million, respectively.  Risk Grades 5 through 8 represent the spectrum of criticized and impaired loans and leases.  At June 30, 2019, the portion of criticized loans and leases guaranteed by the SBA or USDA totaled $88.0 million resulting in unguaranteed exposure risk of $90.8 million, or 5.3% of total held for investment unguaranteed exposure. This compares to the December 31, 2018 portion of criticized loans and leases guaranteed by the SBA or USDA which totaled $69.3 million resulting in unguaranteed exposure risk of $78.7 million, or 5.1% of total held for investment unguaranteed exposure. As of June 30, 2019, loans and leases in Other Industries, Healthcare, Agriculture and Independent Pharmacies verticals comprise the largest portion of the total potential problem and impaired loans at 29.3%, 24.7%, 15.5% and 11.9%, respectively. With 29.3% of total potential problem and impaired loans and leases in the Other Industries, 11.5% was related to Hotel and 10.0% was related to Wine and Craft Beverage industries.  As of December 31, 2018, loans and leases in the Healthcare, Other Industries, Independent Pharmacies and Veterinary Industry verticals comprise the largest portion of the total potential problem and impaired loans and leases at 28.0%, 18.6%, 15.5% and 15.0%, respectively. With 18.6% of total potential problem and impaired loans and leases in the Other Industries, 8.7% was related to Government Contractors and 6.8% was related to Wine and Craft Beverage industries.  No systemic issues were identified in the first six months of 2019. The increase in potential problem and impaired loans and leases, which were comprised of a relatively small number of borrowers, was largely concentrated in our more mature verticals.  Furthermore, the Company believes that its underwriting and credit quality standards have improved as the business has matured.

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

Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted.  Management implements a proactive approach to identifying and classifying loans and leases as special mention, Risk Grade 5. For example, at June 30, 2019, and December 31, 2018, Risk Grade 5 loans and leases totaled $87.0 million and $65.5 million, respectively. The increase in Risk Grade 5 loans during the first six months of 2019 was principally confined to nine relationships across four verticals; Hotels ($8.1 million or 37.5%), Self Storage ($6.7 million or 31.1%), Wine and Craft Beverage ($6.3 million or 29.1% of increase) and Funeral Home & Cemetery ($3.6 million or 16.8%). These increases were somewhat offset by a decrease in Government Contracting ($9.0 million). The increase in risk grade 5 loans in 2019 was due to the continued maturity of these verticals. At June 30, 2019, approximately 98.6% of loans classified as Risk Grade 5 are performing with no current payments past due more than 30 days.  While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan and lease portfolio, and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.

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

The ALLL of $32.4 million at December 31, 2018 increased by $5.6 million, or 17.3%, to $38.0 million at June 30, 2019. The ALLL, as a percentage of loans and leases held for investment, amounted to 1.7% at June 30, 2019 and 1.8% at December 31, 2018. The increase in the allowance for loan and lease losses as a percentage of total loans and leases held for investment was largely attributable to continued growth in the loan and lease portfolio, with the magnitude somewhat softened by the greater levels of guaranteed loan production combined with decreased levels of charge-offs in the first half of 2019, as addressed more fully in the Provision for Loan and Lease Losses section of Results of Operations. General reserves as a percentage of non-impaired loans amounted to 1.26% at June 30, 2019 and 1.34% at December 31, 2018. Also, see the aforementioned Provision for Loan and Lease Losses section for a discussion of the Company's charge-off experience.

Actual past due held for investment loans and leases have decreased by $11.4 million since December 31, 2018.  Of this decrease, $7.9 million was related to a single loan which was temporarily past due at year end and returned to current status early in the first quarter of 2019.  Excluding this single loan, total past dues decreased $3.5 million since December 31, 2018.  Total loans 90 or more days past due decreased $281 thousand, or 0.7%, compared to December 31, 2018.  The decrease was primarily the result of the decline in the guaranteed portion of past due loans which declined $2.9 million compared to December 31, 2018.  At June 30, 2019 and December 31, 2018, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases was 0.90% and 1.56%, respectively.  Management continues to actively monitor and work to improve asset quality. Management believes the ALLL of $38.0 million at June 30, 2019 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan and lease losses in future periods will not exceed the current ALLL or that future increases in the ALLL will not be required. No assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ALLL, thus adversely affecting the Company’s operating results. Additional information on the ALLL is presented in Note 5 - Loans and Leases Held for Investment and Allowance for Loan and Lease Losses of the Notes to the Unaudited Condensed Consolidated Financial Statements in this report.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At June 30, 2019, the total amount of these four items was $1.10 billion, or 25.7% of total assets, an increase of $56.9 million from $1.04 billion, or 28.4% of total assets, at December 31, 2018.

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

At June 30, 2019, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $576.3 million available as lendable collateral.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of June 30, 2019. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual Obligations
Deposits without stated maturity	$1,164,788	$1,164,788	$—	$—	$—
Time deposits	2,556,809	1,965,696	460,423	70,200	60,490
Short term borrowings	1,345	1,345	—	—	—
Long term borrowings	16	5	9	2	—
Operating lease obligations	2,525	889	939	610	87
Total	$3,725,483	$3,132,723	$461,371	$70,812	$60,577

1	The following obligations only include base rent and does not include any additional payments such as taxes, insurance, maintenance and repairs or common area maintenance.

As of June 30, 2019, and December 31, 2018, the Company had unfunded commitments to provide capital contributions for on-balance sheet investments in the amount of $1.6 million and $2.8 million, respectively.

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

The balance sheet is asset-sensitive with a total cumulative gap position of 2.0% at June 30, 2019. The asset sensitivity is relatively stable from the prior quarter.  An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk by match funding assets and liabilities with similar rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.

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

Capital amounts and ratios as of June 30, 2019 and December 31, 2018, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - June 30, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)	$481,414	15.94%	$135,935	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$519,177	17.19%	$241,663	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$481,414	15.94%	$181,247	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$481,414	11.77%	$163,664	4.00%	N/A	N/A
Bank - June 30, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)	$430,767	14.43%	$134,329	4.50%	$194,031	6.50%
Total Capital (to Risk-Weighted Assets)	$468,089	15.68%	$238,807	8.00%	$298,509	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$430,767	14.43%	$179,105	6.00%	$238,807	8.00%
Tier 1 Capital (to Average Assets)	$430,767	10.58%	$162,917	4.00%	$203,646	5.00%
Consolidated - December 31, 2018
Common Equity Tier 1 (to Risk-Weighted Assets)	$467,033	17.10%	$122,937	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$499,467	18.28%	$218,555	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$467,033	17.10%	$163,917	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$467,033	13.40%	$139,453	4.00%	N/A	N/A
Bank - December 31, 2018
Common Equity Tier 1 (to Risk-Weighted Assets)	$385,030	14.35%	$120,706	4.50%	$174,353	6.50%
Total Capital (to Risk-Weighted Assets)	$417,609	15.57%	$214,588	8.00%	$268,235	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$385,030	14.35%	$160,941	6.00%	$214,588	8.00%
Tier 1 Capital (to Average Assets)	$385,030	11.22%	$137,304	4.00%	$171,630	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2019, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2019 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three months ended June 30, 2019, any pending legal proceedings other than nonmaterial proceedings occurring in the ordinary course of business.

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

10.1	Form of 2019 RSU Award Agreement for non-employee directors* #
10.2	Amendment to 2008 Nonstatutory Stock Option Plan effective July 1, 2019* #
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a document being filed with this Form 10-Q.
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

Live Oak Bancshares, Inc.
(Registrant)

Date: August 6, 2019	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer