Form 10-K
period 2019-12-31
Live Oak Bancshares, Inc.
filed 2020-02-27
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2019, was approximately $518,033,826.  Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  There is no public market for the registrant's non-voting common stock.  For purposes of this calculation, the registrant has assumed that the market value of each share of non-voting common stock is equal to a share of voting common stock.

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 26, 2020, there were 37,616,203 shares of the registrant’s voting common stock outstanding and 2,715,531 shares of the registrant’s non-voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2020 Annual Meeting of Shareholders, which the registrant plans to file subsequent to the date hereof, are incorporated by reference into Part III.  Portions of the registrant's annual report to shareholders for the year ended December 31, 2019, which will be posted on the registrant's website subsequent to the date hereof, are incorporated by reference into Part II.

Live Oak Bancshares, Inc.

Annual Report on Form 10-K

December 31, 2019

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

•	changes in rules, regulations or procedures for other government loan programs, including those of the United States Department of Agriculture (“USDA”);
•	changes in interest rates that affect the level and composition of deposits, loan demand and the values of loan collateral, securities, and interest sensitive assets and liabilities;
•	the failure of assumptions underlying the establishment of reserves for possible loan and lease losses;
•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;
•

a reduction in or the termination of the Company’s ability to use the technology-based platform that is critical to the success of the Company’s business model or to develop a next-generation banking platform, including a failure in or a breach of the Company’s operational or security systems or those of its third party service providers;

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

•	the Company's ability to attract and retain key personnel;

•	changes in governmental monetary and fiscal policies as well as other legislative and regulatory changes, including with respect to SBA or USDA lending programs and investment tax credits;
•	changes in political and economic conditions;
•	the impact of heightened regulatory scrutiny of financial products and services, primarily led by the Consumer Financial Protection Bureau and various state agencies;
•	the Company's ability to comply with any requirements imposed on it by regulators, and the potential negative consequences that may result;
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

The Company

The Company predominantly originates loans partially guaranteed by the U.S. Small Business Administration (the "SBA") and to a lesser extent by the USDA Rural Energy for America Program ("REAP"), Water and Environmental Program (“WEP”), Business & Industry ("B&I") and Community Facilities loan programs.  These loans are to small businesses and professionals with what the Company believes are lower risk characteristics. Industries, or “verticals,” on which the Company focuses its lending efforts are carefully selected. Within these verticals the Company typically retains individuals who possess extensive industry-specific experience.

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

LOB's voting common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LOB.”  As of January 31, 2020, there were 341 holders of record of LOB's voting common stock. The Company's principal executive office is located at 1741 Tiburon Drive, Wilmington, North Carolina 28403, telephone number (910) 790-5867. The Company maintains a website at www.liveoakbank.com. Documents available on the website include: (i) the Company's Code of Ethics and Conflict of Interest Policy; and (ii) charters for the Audit and Risk, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors. These documents also are available in print to any shareholder who requests a copy.

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

Employees

As of December 31, 2019, the Company had 603 full-time employees and 32 part-time employees. None of these employees are covered by a collective bargaining agreement, and management considers relations with employees to be good.

Subsidiaries

In addition to the Bank, the Company directly or indirectly held the following wholly owned subsidiaries as of December 31, 2019:

•

Canapi Advisors, LLC, formed in September 2018 for the purpose of providing investment advisory services to a series of new funds focused on providing venture capital to new and emerging financial technology companies.

•	Live Oak Ventures, Inc., formed in August 2016 for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology;
•	Live Oak Grove, LLC, formed in February 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location; and
•

Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans.

504 Fund Advisors, LLC (“504FA”), was formed in June 2013 to serve as the investment advisor to The 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans. During 2019, 504FA completed the transfer of its advisory agreement and was dissolved in December 2019.  In 2019, Live Oak Clean Energy Financing LLC, which was formed in November 2016 for the purpose of providing financing to entities for renewable energy applications, became a subsidiary of the Bank.  In 2018, the Bank formed Live Oak Private Wealth, LLC, a registered investment advisor that provides high-net-worth individuals and families with strategic wealth and investment management services.  In 2010, the Bank formed Live Oak Number One, Inc., a wholly owned subsidiary, to hold properties foreclosed on by the Bank.

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

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if a person or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act; or
•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

LOB's voting common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.

On January 30, 2020, the Federal Reserve adopted a final rule revising the “controlling influence” prong of its “control” rules promulgated under the BHCA. The final rule largely reaffirms the Federal Reserve’s existing framework for analyzing “controlling influence” but with some new rules for presumptions of control for investments in and by banking organizations that represent more than 4.9% and less than 24.9% of control over any class of voting securities. The final rule becomes effective on April 1, 2020 and we are currently assessing its potential impact on our operations.

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

The risk-based capital standards are designed to make regulatory capital requirements sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. Under applicable capital standards, the minimum risk-based capital ratios are a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6%, and a total capital to risk-weighted assets ratio of 8%. In addition, to avoid restrictions on capital distributions and discretionary bonus payments, the Company and the Bank are required to meet a capital conservation buffer of common equity Tier 1 capital in addition to the minimum common equity Tier 1 capital ratio. The capital conservation buffer is set at a ratio of 2.5% common equity Tier 1 capital to risk-weighted assets, which sits “on top” of the 4.5% minimum common equity Tier 1 to risk-weighted assets ratio. Common equity Tier 1 capital is predominantly composed of retained earnings and common stock instruments (that meet strict delineated criteria), net of treasury stock, and after making necessary capital deductions and adjustments. Tier 1 capital is composed of common equity Tier 1 capital plus Additional Tier 1 capital, which consists of noncumulative perpetual preferred stock and similar instruments meeting specified eligibility criteria and “TARP” preferred stock and other instruments issued under the Emergency Economic Stabilization Act of 2008. Total capital is composed of Tier 1 capital plus Tier 2 capital, which consists of subordinated debt with a minimum original maturity of at least five years and a limited amount of loan loss reserves.

At December 31, 2019, the Company's risk-based capital ratios, as calculated under applicable capital standards were 14.85% common equity Tier 1 capital to risk weighted assets, 14.85% Tier 1 capital to risk weighted assets, and 16.10% total capital to risk weighted assets.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average total on-balance sheet assets, less goodwill and certain other intangible assets, of 4% for bank holding companies. The Company’s ratio at December 31, 2019 was 10.65% compared to 13.40% at December 31, 2018. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2019, Live Oak Bank had capital levels that qualify as “well capitalized” under the applicable regulations.

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

“Significantly undercapitalized” insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator, may not make any payment of principal or interest on certain subordinated debt, extend credit for a highly leveraged transaction, or enter into any material transaction outside the ordinary course of business.

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

On September 17, 2019, the FDIC passed a final rule on the CBLR, setting the minimum required CBLR at 9 percent.  The rule went into effect on January 1, 2020.  Under the final rule, a qualifying community banking organization may elect to use the CBLR framework if its CBLR is greater than 9 percent.  A qualifying community banking organization that has chosen the proposed framework is not required to calculate the existing risk-based and leverage capital requirements.  A bank is also considered to have met the capital ratio requirements to be well capitalized for the agencies’ prompt corrective action rules provided it has a CBLR greater than 9 percent.  The Company has not elected to implement the CBLR framework at this time.

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

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF.  The assessment rates for an insured depository institution vary according to the level of risk incurred in its activities, which for established small institutions like the Bank (i.e., those institutions with less than $10 billion in assets and insured for five years or more), is generally determined by reference to the institution’s supervisory ratings.  The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Live Oak Bank’s insurance assessments during 2019 and 2018 were $3.4 million and $3.2 million, respectively. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation, or the FICO. The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly. These assessments continued until the FICO bonds matured, which was in 2019.

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

Federal Home Loan Bank System

The Federal Home Loan Bank, or FHLB, System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency, or FHFA.  The FHLBs provide a central credit facility primarily for member institutions.  As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $3.3 million at December 31, 2019. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta.  Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

The Office of the Comptroller of the Currency and the FDIC have proposed changes to the regulations under the Community Reinvestment Act.  The Company will monitor the proposed changes as they make their way through the agency rulemaking process.

The Volcker Rule

Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” certain limitations are placed on the ability of insured depository institutions and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule became fully effective in July 2015, and banking entities had until July 21, 2017, to divest certain legacy investments in covered funds.  The Federal Reserve, Office of the Comptroller of Currency, FDIC, SEC, and Commodity Futures Trading Commission finalized amendments to the Volcker Rule in 2019, which relate primarily to the Volcker Rule’s proprietary trading and compliance program requirements.  These amendments to the Volcker Rule became effective January 1, 2020, with compliance required by January 1, 2021. The amendments do not change the Volcker Rule’s general prohibitions, but they offer certain clarifications and a simplified approach to compliance. On January 30, 2020, the agencies proposed further amendments to the Volcker Rule's funds provisions, which would, if adopted, clarify key definitions and add new, and modify certain existing, exclusions from the definition of covered fund. The proposal is currently open for comment, and the timeline for finalization remains uncertain.  Further, pursuant to EGRRCPA enacted in May 2018 and discussed below, community banks are excluded from the restrictions of the Volcker Rule if (i) the community bank, and every entity that controls it, has total consolidated assets equal to or less than $10 billion and (ii) trading assets and liabilities of the community bank, and every entity that controls it, are equal to or less than five percent of its total consolidated assets.  The Company and Live Oak Bank are currently below these thresholds and thus exempt from the Volcker Rule.

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

As of December 31, 2019, the Bank's C&D concentration as a percentage of bank capital totaled 147.1% and the Bank's CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 146.9%.

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

Dodd-Frank Act

The Dodd-Frank Act was signed into law in 2010 and implemented many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. Pursuant to the Dodd-Frank Act, the Financial Stability Oversight Council, or the FSOC, was created and is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. Under the Dodd-Frank Act, the Consumer Financial Protection Bureau, or the CFPB, was also created as a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and that such markets are fair, transparent and competitive.

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

Among other things, the new Tax Act (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact the Company. Based upon current 2020 projections, the effective tax rate for 2020 is anticipated to be approximately 25%; however, management continues to explore investments which generate investment tax credits and as a result there can be no assurance as to the actual effective rate because it will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.

Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, which amended provisions of the Dodd-Frank Act and was intended to ease, and better tailor, regulation, particularly with respect to smaller-sized institutions such as the Company.  EGRRCPA’s highlights include, among other things: (i) exempts banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) clarifies that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (iv) raises eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (v) simplifies capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status. On September 17, 2019, the FDIC passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9 percent.  The rule went into effect on January 1, 2020.  In addition, the Federal Reserve was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities and not having a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC.  Consistent with EGRRCPA, the Federal Reserve passed an interim final rule that became effective on August 30, 2018, to increase the asset threshold to $3 billion for qualifying for such policy statement.

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

During the fourth quarter of 2018, we began implementing a strategic decision to retain a larger portion of our loans eligible for sale on our balance sheet.  Notwithstanding this decision, we anticipate that gains on the sale of loans will comprise a significant component of our revenue in 2020.  We sell the guaranteed portion of some of our SBA 7(a) loans in the secondary market. These sales have resulted in premium income for us at the time of sale and created a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our business, results of operations and financial condition.

In addition, we make loans through the Rural Energy for America Program of the United States Department of Agriculture, or the USDA, which provides guaranteed loan financing and grant funding to agricultural producers and rural small businesses for renewable energy systems or to make energy-efficient improvements, and through other USDA guaranteed lending programs.  A typical SBA 7(a) loan carries a 75% guarantee while USDA guarantees range from 60% to 80% depending on loan size and type.  We expect to continue to sell a large proportion of the USDA loans that we originate in the secondary market as they become eligible for sale.  The origination and sale of these loans are subject to similar risks associated with the origination and sale of SBA 7(a) loans as described above.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change at any time.  For example, effective January 1, 2018, the SBA changed its procedures relating to equity levels required to qualify for an SBA loan.  These changes had an adverse impact on originations, particularly in our Agriculture vertical and other verticals where the borrowers historically have faced challenges meeting equity requirements for eligibility. In March 2018, the Office of Inspector General (the “OIG”) for the SBA issued its Evaluation of SBA 7(a) Loans Made to Poultry Farmers.  The report summarized the OIG’s review of SBA 7(a) loans made to poultry farmers along with its findings and recommendations.  Among other things, the OIG report concluded that the loans to poultry farmers it had reviewed did not meet regulatory and SBA requirements for eligibility.  In response to the March 2018 OIG’s report, the SBA issued a proposed rule in September of 2018. In February 2020, the SBA issued a final interim rule on affiliation standards, including a process for the SBA to review poultry and agriculture contracts for an eligibility determination on affiliation. We are still assessing the potential impact of these final interim rules, including potential impacts on verticals outside of poultry lending.  We cannot predict the effects of future changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA and USDA loans could adversely affect our ability to operate profitably.

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

The technology-based lending platform that is pivotal to our success is dependent on the use of the nCino Bank Operating System and Salesforce.com, Inc.’s Force.com cloud computing infrastructure platform. We rely on a non-exclusive license to use nCino’s platform. Because our license is non-exclusive, the nCino Bank Operating System is available to other lenders and nothing would prevent our competitors from developing, licensing or using similar technology. Our license currently expires on November 14, 2021. Notwithstanding the term of our agreement, our license may be terminated if we are in material breach of the license and do not cure the breach within 30 days. In addition, nCino relies on a license to use the Salesforce.com platform, and if nCino were unable to maintain its rights under that license, our ability to rely on the nCino license could be adversely affected. We can offer no assurance that we will be able to renew or maintain our license to use the nCino Bank Operating System on terms that are acceptable. Termination of either of these licenses or the reduction or elimination of our licensed rights may result in our having to negotiate new licenses with less favorable terms, or the inability to obtain access to such licensed technology at all.

Similarly, Apiture LLC (“Apiture”) has provided the Bank significant engineering, development, professional and other services.  We are currently negotiating with Apiture for an agreement to deliver the products and services that will comprise the next-generation banking platform that we believe will be important for our future strategy and success.  There can be no assurance that Apiture will agree to, or be able to, develop and support the implementation of our new banking platform in a timely and cost-effective manner or that Apiture will continue to provide any services on which we rely at appropriate service levels or at prices that would be market competitive.  See “Risks Related to Our Investment in Apiture” below for additional risks that Apiture faces, some or all of which could have a material adverse impact on our Bank as a customer of Apiture.  In addition, we are an investor in Finxact, Inc., an early-stage fintech company developing an enterprise class, cloud-native Core-as-a-Service platform that we also believe will be important for our future strategy and success. We also rely on numerous other vendors and third parties to provide software and solutions comprising the new banking platform that we are developing. If this technology is not successfully developed and implemented at our Bank, if we were to lose access to any of this technology, or if we were only able to access the technology on less favorable terms, we would not be able to offer our customers the next-generation banking platform services that we intend to offer, and our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

The nature of our business may make it an attractive target and potentially vulnerable to cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions. The technology-based platform we use processes sensitive data from our borrowers, depositors and other customers. While we have taken steps to protect confidential information that we have access to, our security measures and the security measures employed by the owners of the technology in the platform that we use could be breached. Any accidental or willful security breaches or other unauthorized access to our systems could cause confidential customer, borrower, employee, vendor, partner or investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation, and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the technology-based platform that we use are exposed and exploited, our relationships with customers, borrowers, employees, vendors, partners and investors could be severely damaged, and we could incur significant liability.

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

Like many financial institutions, we are subject to certain risks resulting from a weakened economy, such as increased charge-offs and levels of past-due loans and nonperforming assets.  A period of deteriorating economic conditions could adversely affect the ability of our customers to repay their loans, the value of our investments, and our ongoing operations, including our equipment leasing and title insurance businesses, costs and profitability. These events may cause us to incur losses and may materially adversely affect our business, results of operations and financial condition.

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

As of December 31, 2019, the fair value of our investment securities portfolio was approximately $540.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, monetary tapering actions by the Federal Reserve, and changes in market interest rates and potential instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects, as well as the value of our common stock. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our inability to accurately predict the future performance of an issuer or to efficiently respond to changing market conditions could result in a decline in the value of our investment securities portfolio, which could have a material and adverse effect on our business, results of operations and financial condition.

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

In addition, the adoption of Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended, on January 1, 2020 will impact our methodology for estimating the allowance for loan and lease losses. See Note 1. Organization and Summary of Significant Accounting Policies under the subheading entitled “Recent Accounting Pronouncements” further discussion of this new standard.

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

During the fourth quarter of 2018, we began implementing a strategic decision to retain a larger portion of our loans eligible for sale on our balance sheet. Notwithstanding this decision, we anticipate that gains on the sale of loans will comprise a significant component of our revenue in 2020. The determination of noncash gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs. The value of retained unguaranteed loans and servicing rights are determined by our wholly owned subsidiary, GLS, which applies market derived factors such as prepayment rates, current market conditions and recent loan sales to arrive at valuations. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe that the valuations provided by GLS are at arm’s length, reflect fair value and are reperformed for indications of bias by an independent third party on a biannual basis, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

We anticipate that going forward we will experience increasing growth in our held-for-sale and held-for-investment loan portfolios due to our strategic business decisions and increasing construction portfolio.

Our revenue model has historically been driven by selling loans that we originate, or a portion of those loans, in the secondary market when fully funded. The growth of our construction portfolio that typically funds in stages will result in a decrease in the volume of loans sold relative to production in any period, which, in turn, decreases our revenue relative to production in any period. In addition, we anticipate growth in our loans held for investment due to our origination of loans that we choose not to sell or for which there is no secondary market or due to other strategic choices, including the pursuit of potential opportunities in conventional lending outside of SBA or other government guarantee programs. During the fourth quarter of 2018, we began implementing a strategic decision to retain a larger portion of our loans eligible for sale on our balance sheet.  Growth in our held-for-sale and our held-for-investment loan portfolios exposes us to increased interest rate and credit risks.

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

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, loan originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures. Our liquidity is derived primarily from retail deposit growth and retention, the sale of loans in the secondary market, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. A significant portion of our deposit base is gathered through our nationwide direct deposit platform, and we have historically also relied on brokered deposits.  If our Bank were to become less than well capitalized, we could not offer an effective yield on our deposits in excess of 75 basis points over the “national rate” as defined in applicable FDIC rules.  We also could not accept brokered deposits without FDIC approval.  See “Capital Adequacy” under the heading “Supervision and Regulation” above for more details on these restrictions.  If we became subject to these restrictions, they could have a material adverse effect on our liquidity, results of operations and financial condition.

Our access to funding sources in amounts adequate to finance our activities or at a reasonable cost could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could adversely affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn, failures of or interruptions to the next-generation banking platform we are developing, our lack of access to a traditional branch banking network designed to generate core deposits, and adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Our access to borrowed funds could become limited in the future, and we may be required to pay above market rates for additional borrowed funds, if we are able to obtain them at all, which may adversely affect our business, results of operations and financial condition.

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

In connection with our banking business, we take title to real estate collateral from time to time through foreclosure or otherwise in connection with efforts to collect debts previously contracted. Such real estate is referred to as other real estate owned, or OREO. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. The amount of OREO we hold may increase due to various economic conditions or other factors. Any additional increase in losses and maintenance costs and other expenses due to OREO may have a material adverse effect on our business, results of operations and financial condition. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and other expenses, and reduce our ultimate realization from any OREO sales. In addition, at the time of acquisition of the OREO we are required to reflect its fair market value in our financial statements. If the OREO declines in value subsequent to its acquisition, we are required to recognize a loss. As a result, declines in the value of our OREO will have a negative effect on our business, results of operations and financial condition. As of December 31, 2019, we had six OREO properties with an aggregate carrying value of $5.6 million.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and other third parties, including financial statements, property appraisals, title information, employment and income documentation, account information and other financial information which may include information furnished by sellers to our borrowers in connection with business acquisitions that we finance. We may also rely on representations of clients and other third parties as to the accuracy and completeness of such information and, with respect to financial statements, on reports of independent auditors. Any such misrepresentation or incorrect or incomplete information may not be detected prior to funding a loan or during our ongoing monitoring of outstanding loans. In addition, one or more of our employees or vendors could cause a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our loan documentation, operations or systems. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

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

In connection with our acquisitions, we have generally recognized intangible assets, including goodwill, in our consolidated balance sheet. We may not realize the value of these assets. Management performs an annual review of the carrying values of any goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a non-cash charge which would adversely affect our results of operations for the period.  All goodwill and intangibles recorded in 2017 were related to the acquisition of Reltco.  On August 1, 2018, the Company financed the sale of its entire interest in Reltco for $3.0 million.  The Company’s divestiture was driven by expectations of future profitability under current market conditions impacting the mortgage industry.  See Note 2. Title Insurance Business for further information on this transaction and related financial impacts.  Although we did not have any goodwill or other intangible assets on our balance sheet as of December 31, 2019, we may recognize intangible assets in connection with future acquisitions.

New lines of business or new products and services may subject us to additional risks.

We are focused on our long-term growth and have undertaken various new business initiatives, many of which involve activities that are new to us, or in some cases, are in the early stages of development. From time to time, we may develop, grow and/or acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets for these products and services are not fully developed.  For example, we have expanded our services in the government contracting industry to provide consulting and merger and acquisition advisory services.  We have also launched a Venture Banking vertical where we provide credit and other financial services to venture-backed businesses that often have limited operating histories and are incurring significant losses.  During 2019, our subsidiary Canapi Advisors began providing investment advisory services to a series of new funds focused on providing venture capital to new and emerging financial technology companies.  Given our evolving business and product diversification, these new initiatives may subject us to, among other risks, increased business, reputational and operational risk, as well as more complex legal, regulatory and compliance costs and risks.

In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition. All service offerings, including current offerings and those which may be provided in the future, may become more risky due to changes in economic, competitive and market conditions beyond our control.

We are subject to risk in connection with our strategic activities, including acquisitions, joint ventures, partnerships, and investments.

We are engaged, and may in the future engage, in strategic activities, including acquisitions, joint ventures, partnerships, investments or other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

Our ability to execute strategic activities and new business initiatives successfully will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include our success in integrating an acquired company or a new internally-developed growth initiative into our business, operations, services, products, personnel and systems, operating effectively with any partner with whom we elect to do business, meeting applicable regulatory requirements and obtaining applicable regulatory licenses or other approvals, hiring or retaining key employees, achieving anticipated synergies, meeting management's expectations, actually realizing the anticipated benefits of the activities, and overall general market conditions. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny and potential liability. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation or growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.

In addition, in order to finance future strategic undertakings, we might require additional financing, which might not be available on terms favorable to us, or at all. If obtained, equity financing could be dilutive and the incurrence of debt and contingent liabilities could have a material adverse effect on our business, results of operations or financial condition.

Our investments in financial technology companies and initiatives, including the activities of our subsidiary Canapi Advisors, subject us to material financial, reputational and strategic risks.

Our investments in various financial technology companies have had a significant impact on our results of operations, and we anticipate they will continue to have a significant impact on our results of operations in the future.  Investments where we have the ability to exercise significant influence but not control over the operating and financial policies of the investee are accounted for using the equity method of accounting.  For investments accounted for under the equity method, we increase or decrease our investment by our proportionate share of the investee’s net income or loss.  Those investments where we are not able to exercise significant influence over the investee are accounted for under ASU 2016-01, where changes in fair value resulting from observable price changes arising from orderly transactions are recognized in net income.  We also periodically evaluate our investments for impairment.  See Note 1. Organization and Summary of Significant Accounting Policies under the subheading entitled “Investments” for more information.

Any earnings from our financial technology investments can be volatile and difficult to predict.  Furthermore, we invest in many of these financial technology companies for strategic purposes.  Where we are a minority shareholder, we may be unable to influence the activities of these organizations which could have an adverse impact on our ability to execute our strategic initiatives and successfully develop and implement the banking platform we are developing with these and other partners.

Our subsidiary Canapi Advisors is an investment advisor to Canapi Ventures, a series of new funds focused on providing venture capital to new and emerging financial technology companies.  Canapi Ventures plans to invest in early to growth-stage companies that may include companies that utilize advanced science, technology, engineering and/or mathematics to innovate in the financial technology market.  Investments in these companies involve a high degree of business and financial risk that can result in substantial losses.  These companies may be unseasoned, unprofitable or have no established operating histories or earnings and may lack technical, marketing, financial and other resources.  These companies often have the need for substantial additional capital to support expansion or to achieve or maintain a competitive position.  Less established companies tend to have lower capitalization and fewer resources and, therefore, are often more vulnerable to financial failure. These companies may be dependent upon the success of one product or service, a unique distribution channel, or the effectiveness of its manager or management team.  The failure of this one product, service or distribution channel, or the loss or ineffectiveness of a key executive or executives within the management team may have a materially adverse impact on such companies. Such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities and a larger number of qualified managerial and technical personnel.  If Canapi Advisors is unable to successfully identify investment opportunities, it will likely lose the capital that it invests on behalf of the fund’s investors, including the capital that we will invest, and will not generate any carried interest for the benefit of Live Oak Bancshares, which would have a materially adverse effect on our results of operations, our reputation and our ability to raise successive funds for similar purposes.

Many of the financial technology companies in which we invest present risks similar to those in which Canapi Ventures will invest.  The possibility that the companies in which we and Canapi Ventures invest will not be able to commercialize their technology or product concept presents significant risk to our business operations and financial results. These companies tend to lack management depth, to have limited or no history of operations and to not have attained profitability.  Additionally, although some of these companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which we and Canapi Ventures invest will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that one or more of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.

Our investments in other companies may be illiquid.

The equity securities of the companies in which we and Canapi Ventures invest are at the time of acquisition unmarketable and illiquid, and there can be no assurance that a ready market for these securities will ever exist.  Such securities generally cannot be sold publicly without prior agreement with the issuer to register the securities under the Securities Act or by selling such securities under Rule 144 or other provisions of the Securities Act which permit only limited sales under specified conditions.  We generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares or enters into a business combination with another company which purchases our equity securities or exchanges them for publicly traded securities of the acquirer. The feasibility of such transactions depends upon the company's financial results as well as general economic and equity market conditions. Furthermore, even if the equity securities owned become publicly traded, our ability to sell such securities may be limited by the lack of or limited nature of a trading market for such securities. There can be no assurance that the value at which we carry these assets will necessarily reflect the amount which could be realized upon a sale or other liquidity event.

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

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers and partners by our chief executive officer, president, and other senior officers. The unexpected loss of any of our key employees could have an adverse effect on our business, results of operations and financial condition. The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. We are not party to non-compete or non-solicitation agreements with any of our officers or employees. The market for qualified employees in the businesses in which we operate is competitive, and we may not be successful in attracting, hiring or retaining key personnel. Our inability to attract, hire or retain key personnel could have a material adverse effect on our business, results of operations and financial condition.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

We have implemented a risk management framework to manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance risks. Our framework also includes financial and other modeling methodologies which involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and it may fail to adequately identify or mitigate risk or loss to us. If our framework is not effective, we could suffer unexpected losses and be subject to potentially adverse regulatory consequences, and our business, results of operations and financial condition could be materially and adversely affected.

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

Outbreaks of disease or other pandemic events, such as the coronavirus or avian influenza, or the perception that outbreaks may occur, could have a material adverse effect on our business.

Pandemic events beyond our control could have a material adverse effect on our business, financial condition, results of operations and prospects.  For example, there are broad and continuing concerns related to the potential effects of coronavirus on international trade (including supply chains and export levels), travel, employee productivity and other economic activities that may have a destabilizing effect on financial markets and economic activity. In addition, an outbreak of avian disease, or “bird flu,” could have a material adverse effect on the performance of our portfolio of loans in our Agriculture vertical and on the demand for new loans in this vertical. An outbreak of disease could result in governmental restrictions on the import and export of fresh and frozen chicken or other poultry products to or from our customers. This could result in the cancellation of orders and the curtailment of farming operations by our customers and could create adverse publicity that may have a material adverse effect on the performance of our existing loans and future business prospects in our Agriculture vertical. In addition, consumer fears about avian disease have, in the past, depressed demand for fresh poultry, which may adversely impact the demand for future loans and the performance of existing loans in our Agriculture vertical.

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

Our reputation is very important to sustain our business, as we rely on our relationships with our current, former and potential customers, our technology and other strategic partners, our shareholders, and the industries that we serve. Any damage to our reputation, whether arising from legal, regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, the conduct of our business or otherwise could have a material adverse effect on our business, results of operations and financial condition.

Insiders have substantial control over us, and this control may limit our shareholders’ ability to influence corporate matters and may delay or prevent a third party from acquiring control over us.

As of January 31, 2020, our directors and executive officers and their related entities currently beneficially own, in the aggregate, approximately 25.1% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our executive officers and directors and related entities, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this Report.

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

Congress may consider proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing banking statutes and regulations, as well as our current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, other financial institutions and non-bank lenders. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, results of operations or financial condition.

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

In July 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency approved final rules that establish an integrated regulatory capital framework that addresses perceived shortcomings in certain capital requirements. The rules implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act.

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

LOB had 40,318,407 shares of common stock outstanding at January 31, 2020. In addition, as of January 31, 2020, there were outstanding options to purchase 2,513,862 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale. Also, as of January 31, 2020, there were 457,152 outstanding restricted stock units that vest over time and 3,154,324 outstanding restricted stock units that vest based on revenue and stock price performance criteria, that when vested will result in additional shares becoming available for sale.  A large portion of these shares, options and restricted stock units are held by a small number of persons. Sales by these shareholders or option and restricted stock unit holders of a substantial number of shares could significantly reduce the market price of our common stock.

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

Office	Address	Year Opened	Approximate Square Footage	Owned or Leased
Main Offices	1741 Tiburon Dr 1757 Tiburon Dr 1805 Tiburon Dr 1811 Tiburon Dr	2013 2015 2019 2019	36,000 55,000 80,972 24,329	Owned
Atlanta, GA Office	3060 Peachtree Rd Ste. 1220	2010	4,455	Leased
Santa Rosa, CA Office	100 B Street Ste. 100	2015	2,386	Leased
Roseville, CA Office	1223 Pleasant Grove Blvd Ste. 120	2016	1,186	Leased
Wilmington Flight Operations	1890 Trask Drive	2017	25,500	Owned
Washington, DC Office	2099 Pennsylvania Ave, NW	2017	3,698	Leased
New York, NY Office	212 West 91st St, Apt 635	2018	400	Leased
Raleigh, NC Office	1017 Main Campus Dr., Ste. 3200	2019	3,889	Leased

The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its operational needs.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of December 31, 2019, there are no material pending legal proceedings to which LOB or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's voting common stock is traded on the NASDAQ Global Select Market under the symbol “LOB.” Quotations of the sales volume and the closing sales prices of the voting common stock of the Company are listed daily in the NASDAQ Global Select Market’s listings. As of January 31, 2020, there were 40,318,407 shares outstanding (comprised of 37,602,876 voting common shares and 2,715,531 non-voting common shares) and 344 holders of record (comprised of 341 holders of record for voting common shares and 3 holders of record for non-voting common shares) for the Company's common stock.  The Company's non-voting common stock is not listed for trading on any exchange.

Dividend Policy

The timing and amount of cash dividends paid depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Although the Company has paid quarterly cash dividends to its shareholders are not entitled to receive dividends. Downturns in domestic and global economies and other factors could cause the Company’s board of directors to consider, among other things, the elimination of or reduction in the amount and/or frequency of cash dividends paid on the Company’s common stock.  See “Supervision and Regulation” under Item 1 of this Report for more information on restrictions on the Company’s ability to declare and pay dividends. The Company can offer no assurance that the board of directors will continue to declare or pay cash dividends in any future period.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

The stock performance graph required by Item 201(e) of Regulation S-K is incorporated into this Report by reference from the Company’s annual report to shareholders for the year ended December 31, 2019, which will be posted on the Company’s website subsequent to the date of this Report. The stock performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	SELECTED FINANCIAL DATA

The tables below set forth selected consolidated financial data as of the dates or for the periods indicated. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Consolidated Financial Statements and Notes in Item 8 of this Report.

(dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data
Net interest income	$140,082	$108,043	$78,034	$42,649	$25,589
Provision for loan and lease loss	19,573	13,058	9,536	12,536	3,806
Noninterest income	67,880	103,765	172,921	93,539	84,328
Noninterest expense	164,924	152,704	143,165	106,445	71,715
Income, before income taxes	23,465	46,046	98,254	17,207	34,396
Income tax (benefit) expense	5,431	(5,402)	(2,245)	3,443	13,795
Net income	18,034	51,448	100,499	13,764	20,601
Net income attributable to noncontrolling interest	—	—	—	9	24
Net income to common shareholders	18,034	51,448	100,499	13,773	20,625
Period End Balances
Assets	4,814,970	3,670,449	2,758,474	1,755,261	1,052,622
Loans held for sale	966,447	687,393	680,454	394,278	480,619
Loans and leases held for investment	2,647,299	1,843,419	1,343,973	907,566	279,969
Allowance for loan and lease losses	48,247	32,434	24,190	18,209	7,415
Deposits	4,229,122	3,149,583	2,260,263	1,485,076	804,788
Borrowings	14	1,457	26,564	27,843	28,375
Shareholders' equity	532,386	493,560	436,933	222,847	199,488
Per Common Share Data
Net income per share - basic	0.45	1.28	2.75	0.40	0.66
Net income per share - diluted	0.44	1.24	2.65	0.39	0.65
Operating net income per share (Non-GAAP) - basic (1)	0.48	1.36	1.29	0.59	0.54
Operating net income per share (Non-GAAP) - diluted (1)	0.47	1.32	1.25	0.57	0.53
Dividends declared	0.12	0.12	0.10	0.07	0.10
Book value	13.20	12.29	10.95	6.51	5.84
Tangible book value (1)	13.20	12.29	10.85	6.51	5.84

	As of and for the Year Ended December 31,
	2019	2018	2017	2016	2015
Performance Ratios
Return on average assets	0.42%	1.52%	4.55%	0.96%	2.26%
Return on average equity	3.46	11.00	33.80	6.55	14.52
Net interest margin	3.65	3.62	3.92	3.28	3.26
Efficiency ratio (1)	79.54	72.10	57.05	78.16	65.25
Noninterest income to total revenue	32.44	48.99	68.91	68.68	76.72
Average equity to average assets	12.15	13.83	13.46	14.63	15.53
Dividend payout ratio (inclusive of tax distributions)	26.67	9.38	3.64	17.50	15.15
Selected Loan Metrics
Loans and leases originated	$2,001,886	$1,765,680	$1,934,238	$1,537,010	$1,158,640
Guaranteed loans sold	340,374	945,178	787,926	761,933	640,886
Average net gain on sale of guaranteed loans	84.79	80.91	100.38	98.86	105.14
Adjusted average net gain on sale of guaranteed loans (1)	93.58	80.98	100.53	-	-
Outstanding balance of sold loans serviced:
Guaranteed	2,746,480	3,045,460	2,680,641	2,278,618	1,779,989
Unguaranteed	224,127	174,066	169,355	145,099	178,036
Total	2,970,607	3,219,526	2,849,996	2,423,717	1,958,025
Asset Quality Ratios
Allowance for loan and lease losses to loans and leases held for investment	1.82%	1.76%	1.80%	2.01%	2.65%
Net charge-offs	$3,760	$4,814	$3,555	$1,742	$798
Net charge-offs to average loans and leases held for investment	0.17%	0.31%	0.32%	0.29%	0.37%
Nonperforming loans	$76,307	$57,690	$23,480	$23,781	$12,367
Foreclosed assets	5,612	1,094	1,281	1,648	2,666
Nonperforming loans (unguaranteed exposure)	17,908	14,488	3,610	4,784	2,037
Foreclosed assets (unguaranteed exposure)	1,120	148	90	246	373
Nonperforming loans not guaranteed by the U.S. government and foreclosed assets	19,028	14,636	3,700	5,030	2,410
Nonperforming loans not guaranteed by the U.S. government and foreclosed assets to total assets	0.40%	0.40%	0.13%	0.29%	0.23%
Capital and Liquidity Ratios
Common equity tier 1 capital (to risk-weighted assets)	14.85%	17.10%	17.81%	15.31%	23.22%
Total capital (to risk-weighted assets)	16.10	18.28	18.91	16.56	24.12
Tier 1 risk-based capital (to risk-weighted assets)	14.85	17.10	17.81	15.31	23.22
Tier 1 leverage capital (to average assets)	10.65	13.40	15.50	12.00	18.36

(1)

See "Non-GAAP Measures" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report for more information and a reconciliation to the most closely related GAAP measure.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following presents management’s discussion and analysis of the more significant factors that affected the Company's financial condition as of December 31, 2019 and 2018 and results of operations for each of the years in the three-year period ended December 31, 2019. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Nature of Operations

Live Oak Bancshares, Inc. is a financial holding company and a bank holding company headquartered in Wilmington, North Carolina, incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company. The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending to small businesses nationwide in targeted industries and deposit-related services to small businesses, consumers and other customers nationwide. The Bank identifies and seeks to grow within selected industry sectors, or verticals, by leveraging expertise within those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration under the 7(a) Loan program and the U.S. Department of Agriculture (“USDA”) Rural Energy for America Program (“REAP”), Water and Environmental Program (“WEP”) and Business & Industry (“B&I”) loan programs.

During the fourth quarter of 2018, the Company began implementing a strategic decision to retain a larger portion of its loans eligible for sale on its balance sheet.  Management believes this decision will reduce future earnings volatility and maximize long-term profitability.  This strategic change had an immediate impact through the reclassification of $80.3 million in guaranteed loans from held-for-sale to held-for-investment status.  Other effects of this change began to be reflected in the financial statements in the fourth quarter of 2018 with significantly fewer loans sold during the quarter and the initial consequence of increased net interest income.

In 2018, the Company formed Canapi Advisors, LLC for the purpose of providing investment advisory services to a series of new funds focused on providing venture capital to new and emerging financial technology companies.  In 2019, Live Oak Clean Energy Financing LLC (“LOCEF”) became a wholly owned subsidiary of the Bank.  LOCEF was formed in November 2016 as a subsidiary of the Company for the purpose of providing financing to entities for renewable energy applications.  In 2018, the Bank formed Live Oak Private Wealth, LLC, a registered investment advisor that provides high-net-worth individuals and families with strategic wealth and investment management services.  In 2017, the Bank entered into a joint venture, Apiture LLC (“Apiture”), with First Data Corporation for the purpose of creating next generation technology for financial institutions.  In August 2018, the Company exited the title insurance business by financing the sale of its entire ownership interest in Reltco, Inc. and National Assurance Title, Inc. for $3.0 million. This divestiture was driven by lower expectations of future profitability for this business.  The title insurance business was acquired in 2017.  In addition to the Bank, the Company owns; Live Oak Ventures, Inc. (formerly known as "Canapi, Inc."), formed in August 2016 for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology; Live Oak Grove, LLC, formed in February 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location; Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans; and 504 Fund Advisors, LLC (“504FA”), formed to serve as the investment advisor to The 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans. In 2019, 504FA exited as advisor for the 504 Fund and the Company subsequently dissolved this legal entity.

The Company generates revenue primarily from net interest income and secondarily through origination and sale of government guaranteed loans.  Income from the retention of loans is comprised of interest income.  Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets along with net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan and lease losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.

Executive Summary

Following is a summary of the Company's financial highlights and events for 2019:

•

Loans and leases held for sale and investment increased by $1.08 billion, or 42.8%, to $3.61 billion at the end of 2019 as a result of over $2.00 billion in loan originations in combination with executing the strategic decision to retain higher levels of loans.

•	Guaranteed loans eligible for sale increased by $564.0 million, or 157.9%, as a result of robust government guaranteed loan origination volume and the aforementioned loan retention strategy.
•

Concurrent with the intentional lowering of guaranteed loan sale volumes in 2019, the average gain per million on sold loans increased from $80.9 thousand in 2018 to $84.8 thousand in 2019.  This increase in premium values during 2019 was influenced by the mix of loans sold by the Company along with the improving strength of market conditions for the purchase of guaranteed loans.  Compared to 2018, guaranteed loan sale volume decreased $604.8 million, or 64.0%, while net gains on sales of loans declined $46.2 million, or 61.4%.

•	Investment securities available-for-sale increased $159.6 million, or 41.9%, to enhance liquidity options while also improving asset-liability repricing mix and duration.
•	Combined net interest income and loan servicing revenue increased by $31.0 million, or 22.6%, to $168.1 million in 2019.
•	Total nonperforming unguaranteed loans and leases as a percentage of total loans and leases held for investment decreased from 0.79% at the end of 2018 to 0.68% at the end of 2019.
•	Net charge-offs as a percentage of average held for investment loans and leases, for the years ended December 31, 2019 and 2018, were 0.17% and 0.31%, respectively.
•	Total deposits rose by 34.3% to $4.23 billion at the end of 2019 following successful deposit gathering campaigns to support higher loan retention.
•

Income tax expense increased $10.8 million, This increase was largely the result of planned reductions in the solar panel leasing activity for 2019 which negatively impacted the annual effective tax rate.

•	Reported net income decreased by 64.9% from 2018 to $18.0 million as discussed in the opening to the section titled Results of Operations.
•

Investment in growth continued with the hiring of 11 seasoned SBA generalists along with ongoing diversification of lending activities, such as the entry into venture banking by providing financing and banking solutions to early and expansion stage venture-backed companies.

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

The Company's results for 2019 demonstrated a continuation of strong underlying financial performance and solid growth momentum. Management continues to focus on building recurring revenue streams, promoting change within the financial technology industry, and building out selected existing verticals while adding new verticals to the Company's business model.  Management anticipates that the Company's held-for-sale and held-for-investment loan portfolios will continue to grow as a result of healthy origination volumes and higher levels of loan retention that are intended to promote long-term recurring revenue and profitability, including the continued pursuit of potential opportunities in conventional lending outside of SBA or other government guarantee programs.

Non-GAAP Financial Measures

Statements included in this management's discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The reconciliation of non-GAAP measures is presented at the conclusion of this Item 7 section.

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

Results of Operations

Years ended December 31, 2019 vs. 2018

The Company reported net income available to common shareholders totaling $18.0 million, or $0.44 per diluted share, for 2019 compared to $51.4 million, or $1.24 per diluted share, for 2018.

This decrease in net income was primarily attributable to the following items:

•

The strategic shift in the latter part of 2018 to hold substantially more of its eligible-for-sale production on balance sheet resulted in lower net income in the near-term by significantly decreasing net gains on sales of loans by $46.2 million, or 61.4%.  The volume of guaranteed loan sales in 2019 declined to $340.4 million compared to $945.2 million in 2018;

•	The provision for loan and lease losses increased $6.5 million primarily due to significant portfolio growth combined with an increase in criticized and classified loans and leases;
•

Increased salaries and employee benefits of $13.2 million, or 17.1% largely due to a reversal of $4.5 million in accrued incentive compensation in the latter part of 2018 combined with ongoing investment in workforce to support growth and a variety of initiatives;

•	The flow-through loss from investments accounted for under the equity method totaled $7.9 million, largely due to the Company’s ownership in Apiture, LLC, compared to $386 thousand for 2018; and

•

Income tax expense increased $10.8 million.  This increase was largely the result of planned reductions in the solar panel leasing activity for 2019 which negatively impacted the annual effective tax rate.

Other key factors partially offsetting the year-over-year decline in net income were composed of the following:

•

Increased net interest income of $32.0 million, or 29.7%, predominately driven by significant growth in the combined held for sale and held for investment loan and lease portfolios along with higher investment security holdings; and

•	Negative loan servicing revaluation decreased by $14.0 million, or 74.4%, principally due to improving market conditions, such as increased premiums, for sold loans.

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

Years ended December 31, 2019 vs. 2018

For 2019, net interest income increased $32.0 million, or 29.7%, to $140.1 million compared to $108.0 million in 2018.  This increase was principally due to the significant growth in the combined held for sale and held for investment loan and lease portfolios along with higher investment security holdings reflecting the Company's ongoing initiative to grow recurring revenue sources and fortify its liquidity profile.   Average interest earning assets rose by $853.7 million, or 28.6%, to $3.83 billion for 2019 compared to $2.98 billion for 2018, while the yield on average interest earning assets rose by 49 basis points to 5.95% for 2019 versus 5.46% for 2018.  A substantial portion of the Company's loan portfolio are variable rate loans that adjust regularly in accordance with changes in designated benchmark indices.  The cost of funds on interest bearing liabilities for 2019 increased 46 basis points to 2.38%, and the average balance in interest bearing liabilities increased by $843.1 million, or 29.7% during the same period. As indicated in the rate/volume table below, the increase in interest bearing liabilities and corresponding cost of funds was outpaced by the positive effects of the increased volume of interest earning assets, resulting in increased interest income of $65.3 million versus increased interest expense of $33.4 million for 2019.  For 2019 compared to 2018, net interest margin increased from 3.62% to 3.65%.  This increase in margin for the year was largely impacted by the cumulative impact of Federal Reserve rate cuts in the latter part of 2019 that favorably impacted deposit rates combined with the delayed repricing timing of the Company’s variable rate loans.

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

	2019			2018			2017
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$217,331	$4,799	2.21%	$373,104	$6,600	1.77%	$232,398	$2,407	1.04%
Investment securities	533,364	15,345	2.88	334,175	8,733	2.61	76,250	1,432	1.88
Loans held for sale	864,470	58,018	6.71	712,566	46,411	6.51	582,245	34,567	5.94
Loans and leases held for investment(1)	2,219,541	149,818	6.75	1,561,146	100,899	6.46	1,097,510	65,066	5.93
Total interest earning assets	3,834,706	227,980	5.95	2,980,991	162,643	5.46	1,988,403	103,472	5.20
Less: Allowance for loan and lease losses	(37,172)			(27,071)			(19,230)
Non-interest earning assets	495,054			427,221			239,797
Total assets	$4,292,588			$3,381,141			$2,208,970
Interest bearing liabilities:
Interest bearing checking	$42	$0	1.07%	$32,792	$342	1.04%	$39,213	$256	0.65%
Savings	1,013,177	20,598	2.03	911,757	15,357	1.68	193,083	2,685	1.39
Money market accounts	86,175	561	0.65	131,495	1,452	1.10	413,648	4,060	0.98
Certificates of deposit	2,585,367	66,738	2.58	1,761,948	37,318	2.12	1,161,651	17,222	1.48
Total deposits	3,684,761	87,897	2.39	2,837,992	54,469	1.92	1,807,595	24,223	1.34
Other borrowings	1,195	1	0.08	4,869	131	2.69	34,968	1,215	3.47
Total interest bearing liabilities	3,685,956	87,898	2.38	2,842,861	54,600	1.92	1,842,563	25,438	1.38
Non-interest bearing deposits	51,699			50,580			40,831
Non-interest bearing liabilities	33,481			20,132			28,248
Shareholders' equity	521,452			467,568			297,328
Total liabilities and shareholders' equity	$4,292,588			$3,381,141			$2,208,970
Net interest income and interest rate spread		$140,082	3.57%		$108,043	3.54%		$78,034	3.82%
Net interest margin			3.65%			3.62%			3.92%
Ratio of average interest-earning assets to average interest-bearing liabilities			104.04%			104.86%			107.92%

(1)	Average loan and lease balances include non-accruing loans and leases.

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

	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$1,297	$(3,098)	$(1,801)	$2,220	$1,973	$4,193
Investment securities	1,144	5,468	6,612	1,509	5,792	7,301
Loans held for sale	1,563	10,044	11,607	3,731	8,113	11,844
Loans and leases held for investment	5,422	43,497	48,919	7,107	28,726	35,833
Total interest income	9,426	55,911	65,337	14,567	44,604	59,171
Interest expense:
Interest bearing checking	5	(347)	(342)	140	(54)	86
Savings	3,356	1,885	5,241	1,623	11,049	12,672
Money market accounts	(493)	(398)	(891)	334	(2,942)	(2,608)
Certificates of deposit	10,072	19,348	29,420	9,289	10,807	20,096
Other borrowings	(79)	(51)	(130)	(156)	(928)	(1,084)
Total interest expense	12,861	20,437	33,298	11,230	17,932	29,162
Net interest income	$(3,435)	$35,474	$32,039	$3,337	$26,672	$30,009

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

Years ended December 31, 2019 vs. 2018

For 2019, the provision for loan and lease losses was $19.6 million, an increase of $6.5 million, or 49.9%, compared to 2018. The increase in the provision for loan and lease losses compared to the prior year was primarily the result of a materially growing loan and lease portfolio through robust loan and lease originations and higher balance sheet retention rates combined with an increase in criticized and classified loans and leases.

Loans and leases held for investment as of December 31, 2019 increased by $803.9 million, or 43.6%, compared to December 31, 2018. This growth was fueled by strong loan and lease origination volume of $2.00 billion for the year ended December 31, 2019.

Net charge-offs were $3.8 million, or 0.17% of average loans and leases held for investment, for 2019, compared to net charge-offs of $4.8 million, or 0.31% of average loans and leases held for investment, for 2018. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for loan and lease losses.

In addition, at December 31, 2019, nonperforming loans and leases not guaranteed by the SBA or USDA totaled $17.9 million, which was 0.68% of the held-for-investment loan and lease portfolio compared to $14.5 million, or 0.79%, of loans and leases held for investment at December 31, 2018.

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

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,			2018/2019 Increase (Decrease)		2017/2018 Increase (Decrease)
	2019	2018	2017	Amount	Percent	Amount	Percent
Noninterest income
Loan servicing revenue	$28,034	$29,121	$24,588	$(1,087)	(3.73)%	$4,533	18.44%
Loan servicing revaluation	(4,812)	(18,765)	(13,171)	13,953	74.36	(5,594)	(42.47)
Net gains on sales of loans	29,002	75,170	78,590	(46,168)	(61.42)	(3,420)	(4.35)
Equity method investments income (loss)	(7,889)	(386)	(513)	(7,503)	1,943.78	127	(24.76)
Equity security investments gains (losses), net	3,532	213	89	3,319	1,558.22	124	139.33
Gain on sale of investment securities available-for-sale	620	—	—	620	100.00	—	—
Lease income	9,655	7,966	1,856	1,689	21.20	6,110	329.20
Gain on contribution to equity method investment	—	—	68,000	—	—	(68,000)	(100.00)
Construction supervision fee income	1,765	2,277	1,776	(512)	(22.49)	501	28.21
Title insurance income	—	2,775	7,565	(2,775)	(100.00)	(4,790)	(63.32)
Other noninterest income	7,973	5,394	4,141	2,579	47.81	1,253	30.26
Total noninterest income	$67,880	$103,765	$172,921	$(35,885)	(34.58)%	$(69,156)	(39.99)%

Years ended December 31, 2019 vs. 2018

For 2019, noninterest income decreased by $35.9 million, or 34.6%, compared to 2018. The decrease from the prior year is primarily the result of the aforementioned strategic decision made in the latter part of 2018 to sell fewer loans, resulting in net gains on sales of loans declining to $29.0 million for 2019, compared to $75.2 million for 2018, a reduction of $46.2 million, or 61.4%.   The flow-through loss from investments accounted for under the equity method increased $7.5 million for 2019, compared to 2018.  Also impacting the overall decrease in noninterest income was a decline in title insurance income of $2.8 million during 2019, compared to 2018, due to the sale of the title insurance business in third quarter of 2018.  Partially offsetting the overall decrease in noninterest income was a $14.0 million, or 74.4%, decrease in the negative loan servicing revaluation principally due to improving market conditions, such as increased premiums, combined with an increase in net gains on equity security investments of $3.3 million and an increase in solar panel lease income of $1.7 million.

The tables below reflect loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold that are being serviced. These components are key drivers of the Company's noninterest income.

	Three months ended December 31,		Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Amount of loans and leases originated	$523,688	$498,987	$562,259	$377,337	$525,088	$491,797	$390,851	$397,559
Guaranteed portions of loans sold	105,002	104,646	100,498	298,073	71,934	295,216	62,940	247,243
Outstanding balance of guaranteed loans sold (1)	2,746,480	3,045,460	2,802,073	3,102,820	2,870,108	2,951,379	2,952,774	2,812,108

	Years ended December 31,
	2019	2018	2017	2016	2015
Amount of loans and leases originated	$2,001,886	$1,765,680	$1,934,238	$1,537,010	$1,158,640
Guaranteed portions of loans sold	340,374	945,178	787,926	761,933	640,886
Outstanding balance of guaranteed loans sold (1)	2,746,480	3,045,460	2,680,641	2,278,618	1,779,989

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.

Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for those sold portions are retained by the Bank. In exchange for continuing to service sold loans, the Bank receives fee income represented in loan servicing revenue equivalent to 1.0% of the outstanding balance of SBA loans sold and 0.40% of the outstanding balance of USDA loans sold. In addition, the standard cost (adequate compensation) for servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue above the standard cost to service is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For the year ended December 31, 2019, loan servicing revenue decreased $1.1 million, or 3.7%, to $28.0 million as compared to the year ended December 31, 2018, as a result of the declining balance of the serviced portfolio. At December 31, 2019, the outstanding balance of guaranteed loans sold in the secondary market was $2.75 billion compared to $3.05 billion at December 31, 2018.

Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the years ended December 31, 2019 and 2018, there was a negative loan servicing revaluation of $4.8 million and $18.8 million, respectively. The lower negative service revaluation amount for 2019 was primarily a result of improving market conditions.

In consideration of the sensitivity of servicing rights as discussed above and in Note 7 to the accompanying audited financial statements, the following table is provided as of December 31, 2019 reflecting the effect on fair value due to changes in yield curve rates.

Change in Yield Curve Assumption	Increase (Decrease) in Value
+300 basis point	($4,542)
+200 basis point	(3,178)
+100 basis point	(1,672)
- 100 basis point	1,868

Net Gains on Sale of Loans: For the year ended December 31, 2019, net gains on sales of loans of $29.0 million, decreased $46.2 million, or 61.4%, compared to 2018. This decrease was primarily due to the lower volume of guaranteed loans sold in 2019, decreasing $604.8 million, or 64.0%, from $945.2 million in 2018 to $340.4 million in 2019.  The average net gain on sale for 2019 was higher at $84.8 thousand of revenue for each $1 million in loans sold, compared to $80.9 thousand of revenue for each $1 million sold for 2018.  The year over year increase in average gains was influenced by the mix of loans sold by the Company and continued strength of market conditions for the purchase of guaranteed loans.

Years ended December 31, 2018 vs. 2017

For 2018, noninterest income decreased by $69.2 million, or 40.0%, compared to 2017. The decrease from the prior year was largely driven by the $68.0 million one-time pretax gain recognized during the fourth quarter of 2017 as a result of the equity method investment in Apiture.  Other contributors to the net decrease in noninterest income were the $5.6 million increase to negative loan servicing revaluation, a reduction in the net gains on sales of loans of $3.4 million, and a decline in title insurance income of $4.8 million resulting from the exit of the title insurance business in 2018.  Partially offsetting the decrease in noninterest income were improved loan servicing revenue and improved lease income of $4.5 million and $6.1 million, respectively.

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

Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the years ended December 31, 2018 and 2017, there was a negative loan servicing revaluation of $18.8 million and $13.2 million, respectively. The higher negative service revaluation amount for 2018 was principally driven by the increased amortization speed of the serviced portfolio which was largely impacted by the rising rate environment and deterioration in premium markets for government guaranteed loans.

In consideration of the sensitivity of servicing rights as discussed above and in Note 7 to the accompanying audited financial statements, the following table is provided as of December 31, 2018 reflecting the effect on fair value due to changes in yield curve rates.

Change in Yield Curve Assumption	Increase (Decrease) in Value
+300 basis point	($5,420)
+200 basis point	(3,769)
+100 basis point	(1,969)
- 100 basis point	2,164

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

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Years Ended December 31,			2018/2019 Increase (Decrease)		2017/2018 Increase (Decrease)
	2019	2018	2017	Amount	Percent	Amount	Percent
Noninterest expense
Salaries and employee benefits	$90,634	$77,411	$74,669	$13,223	17.08%	$2,742	3.67%
Non-staff expenses:
Travel expense	6,921	9,156	8,124	(2,235)	(24.41)	1,032	12.70
Professional services expense	6,859	4,878	4,937	1,981	40.61	(59)	(1.20)
Advertising and marketing expense	5,936	6,015	6,363	(79)	(1.31)	(348)	(5.47)
Occupancy expense	8,116	7,065	6,195	1,051	14.88	870	14.04
Data processing expense	9,265	12,010	8,449	(2,745)	(22.86)	3,561	42.15
Equipment expense	16,327	13,724	7,479	2,603	18.97	6,245	83.50
Other loan origination and maintenance expense	9,272	5,967	4,970	3,305	55.39	997	20.06
Renewable energy tax credit investment impairment	602	—	690	602	100.00	(690)	(100.00)
FDIC insurance	3,447	3,234	3,206	213	6.59	28	0.87
Title insurance closing services expense	—	912	2,418	(912)	(100.00)	(1,506)	(62.28)
Impairment expense on goodwill and other intangibles	—	2,680	3,648	(2,680)	(100.00)	(968)	(26.54)
Other expense	7,545	9,652	12,017	(2,107)	(21.83)	(2,365)	(19.68)
Total non-staff expenses	74,290	75,293	68,496	(1,003)	(1.33)	6,797	9.92
Total noninterest expense	$164,924	$152,704	$143,165	$12,220	8.00%	$9,539	6.66%

Years ended December 31, 2019 vs. 2018

Total noninterest expense for 2019 increased $12.2 million, or 8.0%, compared to 2018. The increase in noninterest expense was predominately driven by increased personnel cost, equipment, and other loan related expenses.

Changes in various components of noninterest expense are discussed below.

Salaries and employee benefits: Total personnel expense for 2019 increased by $13.2 million, or 17.1%, compared to 2018. This increase is largely due to a reversal of $4.5 million in accrued incentive compensation in the latter part of 2018 due to not meeting internal performance metrics for that year combined with ongoing investment in workforce to support growth and a variety of initiatives. While personnel expense is carefully managed, the Company continues to invest in human capital to support a variety of initiatives by the Company, including growing loan production and financial services technology.  Total full-time equivalent employees increased from 498 at December 31, 2018 to 612 at December 31, 2019.  Salaries and employee benefits expense included $11.7 million and $9.2 million of stock-based compensation expense in 2019 and 2018, respectively.  Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.

Travel expense: Travel expense decreased $2.2 million, or 24.4%, compared to 2018.  This decrease was principally due to a reduction in repairs and maintenance costs associated with an older aircraft that was sold during the first quarter of 2019, higher deferred travel costs as more loans were retained, and general improvements in operational efficiency.

Professional services expense: For 2019, total professional services expense increased $2.0 million, or 40.6%, compared to 2018.  This increase was driven by legal, accounting, and consulting fees incurred to support various strategic initiatives, such as the Company’s investments in Apiture and Canapi Advisors, LLC.

Data processing expense: Total data processing expense decreased $2.7 million, or 22.9%, compared to 2018. The decrease is primarily the result of the expiration of software development services provided by Apiture directly to the Company at the end of 2018 combined with the capitalization of certain software development costs during 2019.

Equipment expense: Equipment expense increased $2.6 million, or 19.0%, compared to 2018.  Primary factors contributing to this increase were the depreciation of solar panels arising from operating lease activities and a new aircraft placed in service in the third quarter of 2019.

Other loan origination and maintenance expense:  Other loan origination and maintenance expense increased $3.3 million, or 55.4%, compared to 2018.    This increase was due principally to expenses associated with the repurchase of certain guaranteed loans in the portfolio during the third quarter of 2019 along with increases in the ongoing guarantee fees arising from holding a higher volume of loans on balance sheet.

Title insurance closing services expense:  Expenses associated with title insurance closing services decreased $912 thousand, or 100.0%, driven by the exit from the title insurance business during the third quarter of 2018.

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

Salaries and employee benefits: Total personnel expense for 2018 increased by $2.7 million, or 3.7%, compared to 2017. The growth in personnel expense was due to the continued investment in human capital to support the growing loan and lease production from new and existing verticals, partially offset by transferring the recognition of costs associated with software development to data processing expense with the formation of Apiture. The increase in personnel expense was also mitigated by the Company’s exit from the title insurance business during the third quarter of 2018, which reduced the full-time equivalent headcount by 33 for the last five months of the year.  Full-time equivalent employees decreased from 515 at December 31, 2017 to 498 at December 31, 2018. Salaries and employee benefits expense included $9.2 million and $7.5 million of stock-based compensation in 2018 and 2017, respectively. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.

Of the total stock-based compensation included in salaries and employee benefits, $1.4 million in both 2018 and 2017 was related to restricted stock unit ("RSU") awards for key employee retention with an effective grant date of May 24, 2016. See Note 14. Benefit Plans for more information.

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

Income Tax Expense

Years ended December 31, 2019 vs. 2018

For 2019 and 2018, there was an income tax expense of $5.4 million and benefit of $5.4 million, respectively, and the Company's effective tax rates were 23.1% and (11.7)%, respectively.  The negative effective rate for 2018 was largely a product of significant investments in renewable energy assets which generate investment tax credits.  For 2019, investment tax credits were less of a driver for the Company’s effective tax rate.

The Company invested $5.9 million and $70.2 million in renewable energy assets that generated $1.7 million and $20.3 million in investment tax credits in 2019 and 2018, respectively.

See Note 11. Income Taxes for more information.

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

Discussion and Analysis of Financial Condition

Years ended December 31, 2019 vs. 2018

Total assets at December 31, 2019 were $4.81 billion, an increase of $1.14 billion, or 31.2%, compared to total assets of $3.67 billion at December 31, 2018. This increase was principally driven by the following:

•	Increased investment securities available-for-sale of $159.6 million which was driven by the Company’s strategic plan to enhance liquidity and improve asset-liability repricing mix; and
•

Growth in loan and leases held for sale and held for investment of $1.08 billion resulting from strong originations and higher levels of balances being retained to support the Company's strategic plan to hold more loans.

Cash and cash equivalents were $223.5 million at December 31, 2019, a decrease of $93.3 million, or 29.4%, compared to $316.8 million at December 31, 2018. This decrease was primarily the result of increased levels of loans held on books combined with the Company’s maximization of returns on liquid assets by redeployment of funds into higher-yielding available-for-sale securities.

Total investment securities increased $159.6 million during 2019, from $380.5 million at December 31, 2018 to $540.0 million at December 31, 2019, an increase of 41.9%. The Company began enhancing its investment securities position early in 2019 as part of its strategy to improve the returns of an enhanced liquidity profile and improve asset-liability repricing mix.  At December 31, 2019, the investment portfolio was comprised of US treasury and government agency securities, mortgage-backed securities and municipal bonds.

Loans held for sale increased $279.1 million, or 40.6%, during 2019, from $687.4 million at December 31, 2018 to $966.4 million at December 31, 2019.  This increase reflected the impact of a significantly lower volume of loan sales combined with strong origination activity during 2019.

Loans and leases held for investment increased $803.9 million, or 43.6%, during 2019, from $1.84 billion at December 31, 2018 to $2.65 billion at December 31, 2019.  The increase was primarily the result of $2.00 billion in loan and lease origination activities during 2019 combined with the late 2018 strategic shift to retain higher levels of loans on the balance sheet.

Premises and equipment increased $16.6 million, or 6.3%, during 2019, from $262.5 million at December 31, 2018 to $279.1 million at December 31, 2019.  This increase was primarily driven by construction of new facilities and infrastructure to accommodate Company growth.

Foreclosed assets increased $4.5 million, or 413.0%, during 2019 from $1.1 million at December 31, 2018 to $5.6 million at December 31, 2019.  The increase in foreclosed assets arose primarily from four relationships.  The underlying loans were subject to an SBA guarantee and the total current estimated exposure to the Company is considered negligible for these more recent foreclosures.

Servicing assets decreased $12.3 million, or 25.8%, during 2019 from $47.6 million at December 31, 2018 to $35.4 million at December 31, 2019 due to the reduced level of loan sales during the year combined with amortization of the outstanding balance of guaranteed loans sold.  At December 31, 2019, the outstanding balance of government guaranteed loans sold in the secondary market was $2.75 billion compared to $3.05 billion at December 31, 2018.  See the preceding Noninterest Income section under the subheading “Loan Servicing Revaluation” for more information.

Operating leases right-of-use assets and operating lease liabilities were additions to the balance sheet pursuant to the adoption of the new lease standard (ASU No. 2016-02) effective January 1, 2019.  These balance sheet accounts reflect the Company’s rights and obligations created by almost all leases in which it is a lessee with remaining terms of more than 12 months.  See Note 1. Organization and Summary of Significant Accounting Policies and Note 6. Leases for more information on the adoption of this new standard.

Total deposits were $4.23 billion at December 31, 2019, an increase of $1.08 billion, or 34.3%, from $3.15 billion at December 31, 2018. The increase in deposits was driven by the combined success of deposit gathering campaigns to support the growth in loan and lease originations and balance sheet management initiatives.

Other liabilities increased $25.0 million, or 96.6%, during 2019, from $25.8 million at December 31, 2018 to $50.8 million at December 31, 2019. The increase in other liabilities was largely driven by a $16.3 million increase in unfunded investment commitments to a series of new funds advised by Canapi Advisors, increased accruals for incentive compensation of $6.2 million and an increased deferred tax liability of $5.7 million.

Shareholders’ equity at December 31, 2019 was $532.4 million as compared to $493.6 million at December 31, 2018. The book value per share was $13.20 at December 31, 2019 and average equity to average assets was 12.1% for 2019, compared to a book value per share of $12.29 at December 31, 2018 and average equity to average assets of 13.8% for the year ended December 31, 2018. The increase in shareholders’ equity is principally the result of net income to common shareholders of $18.0 million, other comprehensive income of $13.4 million and stock-based compensation expense of $11.7 million, partially offset by $4.8 million in dividends.

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

Loans

As of December 31, 2019 and 2018, the cumulative total outstanding principal balance of guaranteed loans sold since May 2007 totaled $2.75 billion and $3.05 billion, respectively. The Company has historically sold a significant portion of loans it originates in the secondary market while it continues to service the loans sold in full. As of December 31, 2019 and 2018, combined loans and leases held for investment and held for sale totaled $3.61 billion and $2.53 billion, respectively. Any loan or portion of a loan that the Company has the intent and ability to sell is classified as held for sale.

The average age of the held for sale portfolio as of December 31, 2019 was 11.9 months from origination date. Less than 25% of the current held for sale portfolio is older than two years. The majority of held for sale loans over one year old are composed of construction loans. Construction loans typically have extended build out periods that inherently result in longer lead times between origination and the ultimate sale date. Approximately 33.0% of the held for sale portfolio is aged between one and two years. All loans classified as special mention (risk grade 5) or worse are identified as impaired and excluded from the held for sale loan portfolio.

As of December 31, 2019 and 2018, loans and leases held for investment totaled $2.64 billion and $1.84 billion, respectively. The increase in loans and leases held for investment is the result of continued growth in loan and lease originations, combined with the Company’s fourth quarter of 2018 strategic decision to shift to retain higher levels of loans.  The following table presents the balance and associated relative percentage of each category of loans and leases held for investment within the loan and lease portfolio at the five most recently completed fiscal year ends. The following held for investment loan and lease tables do not include net deferred costs and discounts on SBA 7(a) and USDA unguaranteed loans. The net impact on loans and leases held for investment related to net deferred costs and discounts on SBA 7(a) unguaranteed loans and leases is $7.5 million, $(7.1) million, $(2.9) million, $(926) thousand, and $23 thousand as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

	2019		2018		2017		2016		2015
	Total Loans and Leases	% of Total Loans and Leases	Total Loans and Leases	% of Total Loans and Leases	Total Loans and Leases	% of Total Loans and Leases	Total Loans and Leases	% of Total Loans and Leases	Total Loans and Leases	% of Total Loans and Leases
Commercial & Industrial
Agriculture	$9,344	0.35%	$6,400	0.35%	$3,274	0.24%	$1,714	0.19%	$30	0.01%
Funeral Home & Cemetery	26,388	1.00	17,378	0.94	13,495	1.00	9,684	1.06	4,832	1.73
Healthcare	45,581	1.73	51,082	2.76	43,301	3.21	37,270	4.10	15,240	5.44
Independent Pharmacies	106,096	4.02	108,783	5.88	99,920	7.42	83,677	9.21	41,588	14.86
Registered Investment Advisors	99,191	3.76	94,338	5.10	93,770	6.96	68,335	7.52	18,358	6.56
Veterinary Industry	51,251	1.94	45,604	2.46	46,387	3.45	38,930	4.29	21,579	7.71
Other Industries	557,146	21.10	295,163	15.95	184,903	13.73	94,836	10.44	3,230	1.15
Total	894,997	33.90	618,748	33.44	485,050	36.01	334,446	36.81	104,857	37.46
Construction & Development
Agriculture	44,571	1.69	43,454	2.35	34,188	2.54	32,372	3.56	11,351	4.05
Funeral Home & Cemetery	9,033	0.34	9,874	0.53	6,119	0.45	3,956	0.44	769	0.27
Healthcare	94,742	3.59	81,619	4.41	49,770	3.70	30,467	3.35	7,231	2.58
Independent Pharmacies	443	0.02	2,149	0.12	1,496	0.11	2,013	0.22	101	0.04
Registered Investment Advisors	2,404	0.09	1,232	0.07	376	0.03	294	0.03	378	0.13
Veterinary Industry	22,132	0.84	14,094	0.76	13,184	0.98	11,514	1.27	3,834	1.37
Other Industries	173,993	6.59	96,482	5.21	58,120	4.32	31,715	3.49	658	0.24
Total	347,318	13.16	248,904	13.45	163,253	12.13	112,331	12.36	24,322	8.68
Commercial Real Estate
Agriculture	50,365	1.91	53,085	2.87	46,717	3.47	5,591	0.62	1,863	0.67
Funeral Home & Cemetery	113,517	4.30	71,344	3.85	67,381	5.00	52,510	5.78	20,327	7.26
Healthcare	247,625	9.38	188,531	10.19	126,631	9.40	114,281	12.58	37,684	13.46
Independent Pharmacies	26,379	1.00	20,597	1.11	19,028	1.41	15,151	1.67	7,298	2.61
Registered Investment Advisors	7,431	0.28	7,905	0.43	11,789	0.88	11,462	1.26	2,808	1.00
Veterinary Industry	146,319	5.54	136,721	7.39	113,932	8.46	102,906	11.33	59,999	21.43
Other Industries	461,157	17.47	260,847	14.10	134,172	9.96	46,245	5.09	4,752	1.70
Total	1,052,793	39.88	739,030	39.94	519,650	38.58	348,146	38.33	134,731	48.13
Commercial Land
Agriculture	344,732	13.06	243,798	13.17	178,897	13.28	113,569	12.50	16,036	5.73
Total	344,732	13.06	243,798	13.17	178,897	13.28	113,569	12.50	16,036	5.73
Total Loans and Leases	$2,639,840	100.00%	$1,850,480	100.00%	$1,346,850	100.00%	$908,492	100.00%	$279,946	100.00%

Regardless of the classification reflected above and discussed in more detail below, the loans and leases the Bank originates are generally to small businesses where operating cash flow is the primary source of repayment, but may also include collateralization by real estate, inventory, accounts receivable, equipment and/or personal guarantees. When collateral includes real estate, it is typically owner-occupied. These common attributes among most of the loans the Bank funds is a product of the Bank’s specialization as a government guaranteed program lender.

Commercial & Industrial

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

C&I loans and leases increased $276.2 million, or 44.6%, from December 31, 2018 to December 31, 2019. Increases occurred in all verticals except the Healthcare and Independent Pharmacies, with most of the growth occurring in Funeral Home & Cemetery, Veterinary, Registered Investment Advisors, and Other Industries verticals which increased $9.0 million, $5.6 million, $4.9 million and $262.0 million, respectively, due to the Bank’s marketing efforts and brand recognition in these industries.  The majority of the increase in the Other Industries category was attributable to Sponsor Finance, M & A Lending, ABL, Wine and Craft Beverages, and Fitness Centers with respective increases of $53.2 million, $23.8 million, $23.4 million, $21.9 million and $15.4 million. Real estate collateral on C&I loans and leases is often owner occupied. The premises for industries in C&I loans and leases tend to have either a small real estate component or the business occupies a leasehold space. Terms for C&I loans and leases are generally ten years.

Construction & Development

Construction and development (C&D) loans are for the purpose of acquisition and development of land to be improved through the construction of commercial buildings. Such loans are usually paid off through the conversion to permanent financing for the long-term benefit of the borrower’s ongoing operations. At the completion of the project, if the loan is converted to permanent financing or if scheduled loan amortization begins, it is then reclassified to the “Commercial Real Estate” segment. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded.

C&D loans increased $98.4 million, or 39.5%, from December 31, 2018 to December 31, 2019. The increase was also across most verticals, with the majority of growth arising from increased industry emphasis on facility expansion principally in the Healthcare and Other Industries verticals which increased $13.1 million and $77.5 million, respectively. The majority of the increase in the Other Industries category was attributable to Early Education Services with an increase of $31.3 million.  Terms for C&D loans are generally 20 to 25 years.

Commercial Real Estate

Commercial real estate (CRE) loans are extensions of credit secured by owner occupied and non-owner occupied collateral. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies. Such repayment of commercial real estate loans is commonly derived from the successful ongoing operations of the business occupying the property. These typically include small businesses and professional practices.

CRE loans increased $313.8 million, or 42.5%, from December 31, 2018 to December 31, 2019. All CRE verticals experienced growth in 2019 except Agriculture and Registered Investment Advisor, with the largest increases occurring in Healthcare, Funeral Home & Cemetery and Other Industries with year to year growth of $59.1 million, $42.2 million and $200.3 million respectively. The majority of the increase in the Other Industries category was attributable to Self Storage, Early Education Services, Hotels, M & A Lending, and Senior Care with respective increases of $60.2 million, $47.3 million, $26.8 million, $24.0 million and $21.5 million. Growth in CRE lending was largely attributed to ongoing facility expansion and acquisition activity during 2019.

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

Commercial land loans increased $100.9 million, or 41.4%, from December 31, 2018 to December 31, 2019.  Commercial land loans are solely comprised of credits within the Agriculture vertical.  The growth in commercial land lending was driven by the Bank's continued expansion into the poultry segment of the Agriculture vertical.

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

Loan and Lease Concentration

Loan and lease concentrations may exist when there are borrowers engaged in similar activities or types of loans and leases extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions. The breakdown of total held for sale loans by industry sector is presented in the following table. The following table does not include net deferred costs and discount on SBA 7(a) unguaranteed loans. The net impact on loans held for sale related to net deferred costs and discount on SBA 7(a) and USDA unguaranteed loans is $6.4 million, $3.8 million, $6.6 million, $4.5 million, and $3.2 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

The following table presents a breakdown of total held for sale loans by industry sector:

	At December 31, 2019			At December 31, 2018			At December 31, 2017			At December 31, 2016			At December 31, 2015
	Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk
	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total
Commercial & Industrial
Agriculture	$—	$3	$3	$—	$1,235	$1,235	$—	$2,276	$2,276	$—	$1,248	$1,248	$171	$51	$222
Funeral Home & Cemetery	—	2,159	2,159	—	1,571	1,571	—	4,619	4,619	—	841	841	3,483	556	4,039
Healthcare	—	20,805	20,805	—	11,380	11,380	—	22,540	22,540	—	5,061	5,061	13,728	2,046	15,774
Independent Pharmacies	—	20,231	20,231	—	5,887	5,887	—	2,357	2,357	—	2,930	2,930	29,903	2,833	32,736
Registered Investment Advisors	—	31,226	31,226	—	3,102	3,102	—	12,201	12,201	—	10,360	10,360	17,537	5,087	22,624
Veterinary Industry	—	11,616	11,616	—	12,166	12,166	—	17,820	17,820	—	5,639	5,639	12,894	2,838	15,732
Other Industries	25,441	230,644	256,085	35,216	101,144	136,360	—	67,719	67,719	—	32,121	32,121	8,774	6,624	15,398
Total	25,441	316,684	342,125	35,216	136,485	171,701	—	129,532	129,532	—	58,200	58,200	86,490	20,035	106,525
Construction & Development
Agriculture	—	26,795	26,795	—	55,415	55,415	—	81,902	81,902	—	96,028	96,028	17,005	83,949	100,954
Funeral Home & Cemetery	—	16,215	16,215	—	19,166	19,166	—	12,278	12,278	—	10,299	10,299	1,698	5,778	7,476
Healthcare	—	112,860	112,860	—	125,888	125,888	—	130,154	130,154	—	73,596	73,596	11,469	54,374	65,843
Independent Pharmacies	—	1,330	1,330	—	6,448	6,448	—	4,489	4,489	—	6,041	6,041	152	760	912
Registered Investment Advisors	—	555	555	—	1,437	1,437	—	1,128	1,128	—	881	881	567	2,835	3,402
Veterinary Industry	—	48,865	48,865	—	35,201	35,201	—	31,038	31,038	—	21,377	21,377	3,900	19,360	23,260
Other Industries	—	168,164	168,164	—	180,723	180,723	—	120,990	120,990	—	38,698	38,698	1,590	4,934	6,524
Total	—	374,784	374,784	—	424,278	424,278	—	381,979	381,979	—	246,920	246,920	36,381	171,990	208,371
Commercial Real Estate
Agriculture	—	3,750	3,750	—	7,671	7,671	—	47,001	47,001	—	—	—	2,794	6,455	9,249
Funeral Home & Cemetery	—	23,105	23,105	—	3,989	3,989	—	10,487	10,487	—	3,336	3,336	17,808	1,971	19,779
Healthcare	—	51,873	51,873	—	14,788	14,788	—	25,255	25,255	—	12,224	12,224	34,749	10,974	45,723
Independent Pharmacies	—	2,750	2,750	—	1,071	1,071	—	975	975	—	1,996	1,996	5,661	2,325	7,986
Registered Investment Advisors	—	1,034	1,034	—	885	885	—	222	222	—	1,186	1,186	2,205	—	2,205
Veterinary Industry	—	29,577	29,577	—	3,732	3,732	—	15,145	15,145	—	8,039	8,039	32,025	1,690	33,715
Other Industries	—	119,449	119,449	—	32,310	32,310	—	34,021	34,021	—	8,333	8,333	9,880	1,104	10,984
Total	—	231,538	231,538	—	64,446	64,446	—	133,106	133,106	—	35,114	35,114	105,122	24,519	129,641
Commercial Land
Agriculture	—	11,556	11,556	—	23,162	23,162	—	29,258	29,258	—	49,519	49,519	24,382	8,529	32,911
Total	—	11,556	11,556	—	23,162	23,162	—	29,258	29,258	—	49,519	49,519	24,382	8,529	32,911
Total	$25,441	$934,562	$960,003	$35,216	$648,371	$683,587	$—	$673,875	$673,875	$—	$389,753	$389,753	$252,375	$225,073	$477,448

The addition of unguaranteed loans to the held for sale classification in 2018 was related to certain Renewable Energy credits.  These unguaranteed credits have been classified as held for sale due to the Company’s intent to manage exposure with certain borrower relationships.

When a loan held for sale exhibits credit quality issues (i.e., the loan is on nonaccrual, downgraded to special mention, risk grade 5, or greater) it is transferred to loans and leases held for investment. Accordingly, all loans and leases experiencing charge-offs are classified as held for investment. For loans and leases transferred from held for sale to held for investment during the twelve months ended December 31, 2019 and 2018 there have been charge offs of $646 thousand and $509 thousand, respectively. For loans transferred from held for investment to held for sale during the twelve months ended December 31, 2019 and 2018 there have been no charge offs. As of December 31, 2019 and 2018, there were no loans or leases classified as held for sale which were identified as being impaired or on nonaccrual status.

The following table presents total held-for-investment loans and leases by industry sector:

	At December 31, 2019			At December 31, 2018			At December 31, 2017			At December 31, 2016			At December 31, 2015
	Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk			Concentration Risk
	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total	Unguaranteed	Guaranteed	Total
Commercial & Industrial
Agriculture	$5,152	$4,192	$9,344	$3,817	$2,583	$6,400	$2,942	$332	$3,274	$1,556	$158	$1,714	$30	$—	$30
Funeral Home & Cemetery	18,541	7,847	26,388	16,644	734	17,378	13,295	200	13,495	9,403	281	9,684	4,832	—	4,832
Healthcare	34,822	10,759	45,581	39,359	11,723	51,082	39,123	4,178	43,301	31,791	5,479	37,270	11,900	3,340	15,240
Independent Pharmacies	93,563	12,533	106,096	96,088	12,695	108,783	91,982	7,938	99,920	78,953	4,724	83,677	40,025	1,563	41,588
Registered Investment Advisors	84,289	14,902	99,191	84,599	9,739	94,338	93,321	449	93,770	67,914	421	68,335	18,358	—	18,358
Veterinary Industry	37,793	13,458	51,251	40,566	5,038	45,604	43,371	3,016	46,387	35,981	2,949	38,930	19,247	2,332	21,579
Other Industries	475,051	82,095	557,146	278,565	16,598	295,163	184,393	510	184,903	94,436	400	94,836	3,124	106	3,230
Total	749,211	145,786	894,997	559,638	59,110	618,748	468,427	16,623	485,050	320,034	14,412	334,446	97,516	7,341	104,857
Construction & Development
Agriculture	42,953	1,618	44,571	36,205	7,249	43,454	30,224	3,964	34,188	32,139	233	32,372	11,233	118	11,351
Funeral Home & Cemetery	8,667	366	9,033	9,874	—	9,874	6,119	—	6,119	3,956	—	3,956	769	—	769
Healthcare	54,063	40,679	94,742	59,523	22,096	81,619	48,302	1,468	49,770	30,467	—	30,467	7,231	—	7,231
Independent Pharmacies	443	—	443	2,149	—	2,149	1,496	—	1,496	2,013	—	2,013	101	—	101
Registered Investment Advisors	740	1,664	2,404	1,232	—	1,232	376	—	376	294	—	294	378	—	378
Veterinary Industry	20,138	1,994	22,132	14,094	—	14,094	13,184	—	13,184	10,173	1,341	11,514	3,296	538	3,834
Other Industries	131,672	42,321	173,993	93,615	2,867	96,482	58,120	—	58,120	31,715	—	31,715	658	—	658
Total	258,676	88,642	347,318	216,692	32,212	248,904	157,821	5,432	163,253	110,757	1,574	112,331	23,666	656	24,322
Commercial Real Estate
Agriculture	27,223	23,142	50,365	32,290	20,795	53,085	30,871	15,846	46,717	5,591	—	5,591	1,863	—	1,863
Funeral Home & Cemetery	95,187	18,330	113,517	67,489	3,855	71,344	65,836	1,545	67,381	50,918	1,592	52,510	19,037	1,290	20,327
Healthcare	154,292	93,333	247,625	147,421	41,110	188,531	121,635	4,996	126,631	106,924	7,357	114,281	36,885	799	37,684
Independent Pharmacies	15,500	10,879	26,379	16,519	4,078	20,597	17,466	1,562	19,028	15,151	—	15,151	7,298	—	7,298
Registered Investment Advisors	5,987	1,444	7,431	7,905	—	7,905	11,789	—	11,789	11,462	—	11,462	2,808	—	2,808
Veterinary Industry	117,633	28,686	146,319	112,760	23,961	136,721	103,303	10,629	113,932	94,081	8,825	102,906	52,911	7,088	59,999
Other Industries	344,436	116,721	461,157	233,045	27,802	260,847	133,263	909	134,172	45,997	248	46,245	4,752	—	4,752
Total	760,258	292,535	1,052,793	617,429	121,601	739,030	484,163	35,487	519,650	330,124	18,022	348,146	125,554	9,177	134,731
Commercial Land
Agriculture	171,057	173,675	344,732	151,329	92,469	243,798	136,752	42,145	178,897	109,918	3,651	113,569	16,036	—	16,036
Total	171,057	173,675	344,732	151,329	92,469	243,798	136,752	42,145	178,897	109,918	3,651	113,569	16,036	—	16,036
Total	$1,939,202	$700,638	$2,639,840	$1,545,088	$305,392	$1,850,480	$1,247,163	$99,687	$1,346,850	$870,833	$37,659	$908,492	$262,772	$17,174	$279,946

Loans and leases held for investment generally consist of unguaranteed loan and lease balances, loans and leases classified as special mention (Risk Grade 5) or worse and those identified as impaired. At December 31, 2019, total guaranteed loans and leases held for investment classified as special mention or worse was $139.1 million with $58.4 million on a non-accrual basis. Of total guaranteed loans and leases held for investment at December 31, 2018, $69.3 million was classified as special mention or worse with $43.2 million on a non-accrual basis.

Agriculture loans and leases represent the largest vertical at $449.0 million, or 17.0%, of the total held for investment balance at December 31, 2019. From May 2007 through December 31, 2019, the Bank originated $1.27 billion in loans and leases to small business professionals in the Agriculture vertical with $796.7 million in outstanding principal remaining in the servicing portfolio and $491.1 million remaining on the consolidated balance sheet. Loans and leases to healthcare professionals represent the second largest vertical at $387.9 million, or 14.7%, of the total held for investment balance. From inception in May 2007 through December 31, 2019, the Company originated $1.70 billion of loans and leases to small business professionals in the Healthcare vertical, with $940.6 million in outstanding principal remaining in the servicing portfolio and $573.5 million remaining on the consolidated balance sheet. Veterinary loans and leases represent the third largest vertical at $219.7 million, or 8.3%, of the total held for investment balance. The Veterinary vertical was the original industry specialization and formed the basis of the Company’s existing vertical oriented model.  From May 2007 through December 31, 2019, the Bank originated $1.68 billion loans and leases to small business professionals in the Veterinary vertical with $681.3 million in outstanding principal remaining in the servicing portfolio and $309.8 million remaining on the consolidated balance sheet.

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

At December 31, 2019, no single SBA or USDA loan had an outstanding borrower principal balance greater than $5.0 million and $25.0 million, respectively. The average loan size at origination for the Company’s entire portfolio in its chosen industries in 2019 was $1.3 million, and the average original lease receivable was $237 thousand. At December 31, 2019, the average outstanding balance per loan was approximately $671 thousand, and the average outstanding balance per lease was $186 thousand. The outstanding principal balance of the full loan and lease portfolio, including those serviced for others, totaled $6.57 billion of which $2.65 billion was held for investment.

Loan and Lease Maturity

As of December 31, 2019, $5.53 billion, or 84.2%, of the total outstanding principal of loans and leases, including those serviced for others, were variable rate loans that adjust at specified dates based on the prime lending rate or other variable indices. As of December 31, 2019, $3.95 billion, or 60.1%, of total outstanding principal of loans and leases were variable rate loans that adjust on either a calendar monthly or calendar quarterly basis using the prime lending rate or other variable indices. At December 31, 2019, 85.3%, or $3.1 billion, of the combined held for sale and held for investment loan and lease portfolio was composed of variable rate loans. At December 31, 2019, $303.7 million, or 11.5%, of the held for investment balance matures in less than five years. Loans and leases maturing in greater than five years total $2.34 billion of the total $2.64 billion. The variable rate portion of the total held for investment loans and leases is 84.7%, which reflects the Company’s strategy to minimize interest rate risk through the use of variable rate products.

	At December 31, 2019
	Remaining Contractual Maturity of Total Held for Investment Loans and Leases (Excluding net deferred costs and discount on SBA 7(a) and USDA unguaranteed loans)
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed rate loans and leases:
Commercial & Industrial
Agriculture	$2,181	$68	$975	$3,224
Funeral Home & Cemetery	—	1,824	3,030	4,854
Healthcare	—	918	4,120	5,038
Independent Pharmacies	5	692	7,698	8,395
Registered Investment Advisors	—	1,024	16,531	17,555
Veterinary Industry	—	2,185	4,042	6,227
Other Industries	24,887	15,301	65,497	105,685
Total	27,073	22,012	101,893	150,978
Construction & Development
Agriculture	15,631	9,935	8,809	34,375
Healthcare	—	—	3,632	3,632
Registered Investment Advisors	—	—	90	90
Veterinary Industry	—	1,278	564	1,842
Other Industries	—	—	1,637	1,637
Total	15,631	11,213	14,732	41,576
Commercial Real Estate
Agriculture	—	—	8,408	8,408
Funeral Home & Cemetery	—	1,846	13,375	15,221
Healthcare	—	1,023	39,227	40,250
Independent Pharmacies	—	—	777	777
Registered Investment Advisors	—	—	1,043	1,043
Veterinary Industry	—	175	13,795	13,970
Other Industries	712	8,102	15,999	24,813
Total	712	11,146	92,624	104,482
Commercial Land
Agriculture	4,397	23,912	77,973	106,282
Total	4,397	23,912	77,973	106,282
Total fixed rate loans and leases	47,813	68,283	287,222	403,318
Variable rate loans and leases:
Commercial & Industrial
Agriculture	101	257	5,762	6,120
Funeral Home & Cemetery	—	279	21,255	21,534
Healthcare	162	3,181	37,200	40,543
Independent Pharmacies	224	11,130	86,347	97,701
Registered Investment Advisors	656	5,291	75,689	81,636
Veterinary Industry	88	3,942	40,994	45,024
Other Industries	44,359	53,086	354,016	451,461
Total	45,590	77,166	621,263	744,019
Construction & Development
Agriculture	—	—	10,196	10,196
Funeral Home & Cemetery	—	3,140	5,893	9,033
Healthcare	—	—	91,110	91,110
Independent Pharmacies	—	—	443	443
Registered Investment Advisors	—	—	2,314	2,314
Veterinary Industry	—	—	20,290	20,290
Other Industries	11,855	8,544	151,957	172,356
Total	11,855	11,684	282,203	305,742
Commercial Real Estate
Agriculture	—	—	41,957	41,957
Funeral Home & Cemetery	6	2,062	96,228	98,296
Healthcare	354	167	206,854	207,375
Independent Pharmacies	—	761	24,841	25,602
Registered Investment Advisors	—	129	6,259	6,388
Veterinary Industry	363	6,148	125,838	132,349
Other Industries	6,684	24,020	405,640	436,344
Total	7,407	33,287	907,617	948,311
Commercial Land
Agriculture	—	599	237,851	238,450
Total	—	599	237,851	238,450
Total variable rate loans and leases	64,852	122,736	2,048,934	2,236,522
Total	$112,665	$191,019	$2,336,156	$2,639,840

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

The following table provides information with respect to nonperforming assets and troubled debt restructurings at the dates indicated.

	2019	2018	2017	2016	2015
Nonaccrual loans:
Total nonperforming loans (all on nonaccrual)	$76,307	$57,690	$23,480	$23,781	$12,367
Total accruing loans past due 90 days or more	—	—	—	—	—
Foreclosed assets	5,612	1,094	1,281	1,648	2,666
Total troubled debt restructurings	43,801	27,495	10,223	9,856	11,021
Less nonaccrual troubled debt restructurings	(14,627)	(6,494)	(8,129)	(7,688)	(8,814)
Total performing troubled debt restructurings	29,174	21,001	2,094	2,168	2,207
Total nonperforming assets and troubled debt restructurings	$111,093	$79,785	$26,855	$27,597	$17,240
Total nonperforming loans to total loans and leases held for investment	2.88%	3.13%	1.75%	2.62%	4.42%
Total nonperforming loans to total assets	1.58%	1.57%	0.85%	1.36%	1.17%
Total nonperforming assets and troubled debt restructurings to total assets	2.31%	2.17%	0.97%	1.57%	1.64%

	2019	2018	2017	2016	2015
Nonaccrual loans guaranteed by U.S. government:
Total nonperforming loans guaranteed by the U.S. government (all on nonaccrual)	$58,399	$43,202	$19,870	$18,997	$10,330
Total accruing loans past due 90 days or more guaranteed by the U.S. government	—	—	—	—	—
Foreclosed assets guaranteed by the U.S. government	4,492	946	1,191	1,402	2,293
Total troubled debt restructurings guaranteed by the U.S. government	31,022	19,780	7,178	6,723	7,710
Less nonaccrual troubled debt restructurings guaranteed by the U.S. government	(10,044)	(5,684)	(7,099)	(6,602)	(7,550)
Total performing troubled debt restructurings guaranteed by U.S. government	20,978	14,096	79	121	160
Total nonperforming assets and troubled debt restructurings guaranteed by the U.S. government	$83,869	$58,244	$21,140	$20,520	$12,783
Total nonperforming loans not guaranteed by the U.S. government to total held for investment loans and leases	0.68%	0.79%	0.27%	0.53%	0.73%
Total nonperforming loans not guaranteed by the U.S. government to total assets	0.37%	0.39%	0.13%	0.27%	0.19%
Total nonperforming assets and troubled debt restructurings not guaranteed by the U.S. government to total assets	0.57%	0.59%	0.21%	0.40%	0.42%

Total nonperforming assets and troubled debt restructurings at December 31, 2019 were $111.1 million, which represented a $31.3 million, or 39.2%, increase from December 31, 2018. Total nonperforming assets at December 31, 2019 were composed of $76.3 million in nonaccrual loans and $5.6 million of foreclosed assets. Of the $111.1 million of nonperforming assets, $83.9 million carried a government guarantee, leaving an unguaranteed exposure of $27.2 million in total nonperforming assets and TDRs at December 31, 2019. This represents an increase of $5.7 million, or 26.4%, from unguaranteed exposure of $21.6 million at December 31, 2018. The vast majority of this increase in nonperforming assets and TDRs arose from our mature verticals. See the below discussion related to the change in potential problem and impaired loans for management’s overall observations regarding growth in this area.

As a percentage of the Bank’s total capital, nonperforming loans represented 15.5% at December 31, 2019, compared to 14.8% of the Bank’s total capital at December 31, 2018. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans to reflect management's belief that the greater magnitude of risk resides in this portion, the ratios at December 31, 2019 and December 31, 2018 were 3.6% and 3.7%, respectively.

As of December 31, 2019 and 2018, potential problem (also referred to as criticized) and classified loans and leases totaled $270.3 million and $148.0 million, respectively. Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases. At December 31, 2019, the portion of criticized loans and leases guaranteed by the SBA or USDA totaled $139.1 million resulting in unguaranteed exposure risk of $131.2 million, or 6.8% of total held for investment unguaranteed exposure. This compares to total criticized and impaired loans and leases of $148.0 million at December 31, 2018, of which $69.3 million was guaranteed by the SBA or USDA. As of December 31, 2019, loans and leases in the Other Industries, Healthcare, Agriculture, Independent Pharmacies and Veterinary Industry comprise the largest portion of the total potential problem and impaired loans and leases at 40.2%, 22.2%, 15.7%, 8.6% and 8.4%, respectively. Of the 40.2% of total potential problem and classified loans and leases in the Other Industries, 9.3% was related to Wine & Craft Beverages, 8.9% was related to Hotels and 5.8% was related to Self Storage.   As of December 31, 2018, loans and leases in the Healthcare, Other Industries, Independent Pharmacies and Veterinary Industry verticals comprise the largest portion of the total potential problem and impaired loans and leases at 28.0%, 18.6%, 15.5% and 15.0%, respectively. Of the 18.6% of total potential problem and impaired loans and leases in the Other Industries, 8.7% was related to Government Contractors and 6.8% was related to Wine and Craft Beverage industries.  The majority of the increase in potential problem and classified loans and leases was comprised of a relatively small number of borrowers largely concentrated in our more mature verticals.  Furthermore, the Company believes that its underwriting and credit quality standards have improved as the business has matured.  However, systemic issues that emerged during the latter part of 2019 related to higher than expected levels of competition in the Wine and Craft Beverage and Family Entertainment Center Verticals continue to contribute towards heightened levels of criticized loans.  Some signs of stress have also been identified in a small number of loans originated in the first two years of the Government Contracting vertical.  In 2018, the Company tightened underwriting standards for this vertical which resulted in refined product offerings. Additionally, the Company has subsequently invested in the build out of a more robust servicing team specialized in government contract analysis. The Company feels that the appropriate measures have been taken to yield positive outcomes and to mitigate future risk. The Company will continue to closely monitor these verticals.

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

Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. For example, at December 31, 2019 and 2018, Risk Grade 5 loans and leases totaled $150.0 million and $65.5 million, respectively. The increase in Risk Grade 5 loans and leases from December 31, 2018 to 2019 was spread across eight industries; Hotels ($18.2 million or 21.5%), Wine and Craft Beverage ($14.0 million or 16.5%), Self Storage ($10.5 million or 12.4%), Healthcare ($9.7 million or 11.5%), Early Education Services ($7.3 million or 8.7%), Family Entertainment ($5.1 million or 6.1%), Insurance ($5.0 million or 5.9%) and Veterinary ($5.0 million or 5.9%).  The increase in risk grade 5 loans in 2019 was primarily due to the continued maturity of these verticals combined with the above mentioned issues that have begun to emerge in certain verticals. At December 31, 2019, approximately 88.6% of loans classified as Risk Grade 5 are performing with no current payments past due more than 30 days.  While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.

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

The ALLL of $32.4 million at December 31, 2018 increased by $15.8 million, or 48.8%, to $48.2 million at December 31, 2019. The ALLL, as a percentage of loans and leases held for investment, amounted to 1.8% at both December 31, 2019 and 2018. The increase in the allowance for loan and lease losses was largely attributable to a rapidly growing loan and lease portfolio through robust loan and lease originations and higher balance sheet retention rates combined with an increase in criticized and classified loans and leases, as addressed in the Provision for Loan and Lease Losses section of Results of Operations. General reserves as a percentage of non-impaired loans and leases amounted to 1.26% at December 31, 2019 as compared to 1.34% at December 31, 2018.  See the aforementioned Provision for Loan and Lease Losses section of earlier Results of Operations section of this Report for a discussion of the Company's charge-off experience.

Actual past due held for investment loans and leases have increased by $4.0 million since December 31, 2018. The primary driver of this increase was growth in total loans past due less than 90 days of $5.8 million.  Partially offsetting this increase was a $1.8 million decline in total loans past due 90 or more. At December 31, 2019 and 2018, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases was 1.01% and 1.56%, respectively. Management continues to actively monitor and work to improve asset quality. Management believes the ALLL of $48.2 million at December 31, 2019 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan and lease losses in future periods will not exceed the current ALLL or that future increases in the ALLL (or allowance for credit losses also known as ACL under CECL, which was adopted effective January 1, 2020) will not be required. No assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ALLL, thus adversely affecting the Company’s operating results. Additional information on the ALLL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality to the consolidated financial statements included with this Report.

The following table sets forth the breakdown of the allowance for loan and lease losses by loan and lease category at the dates indicated.

	2019				2018				2017
	Allowance	Total Loans and Leases	% of Total Allowance	% of Total Loans and Leases	Allowance	Total Loans and Leases	% of Total Allowance	% of Total Loans and Leases	Allowance	Total Loans and Leases	% of Total Allowance	% of Total Loans and Leases
Commercial & Industrial
Agriculture	$146	$9,344	0.30%	0.35%	$33	$6,400	0.10%	0.35%	$56	$3,274	0.23%	0.24%
Funeral Home & Cemetery	166	26,388	0.34	1.00	57	17,378	0.18	0.94	47	13,495	0.20	1.00
Healthcare	1,955	45,581	4.05	1.73	1,913	51,082	5.90	2.76	2,030	43,301	8.39	3.21
Independent Pharmacies	2,258	106,096	4.68	4.02	2,599	108,783	8.01	5.88	1,694	99,920	7.00	7.42
Registered Investment Advisors	1,067	99,191	2.21	3.76	1,498	94,338	4.62	5.10	1,234	93,770	5.10	6.96
Veterinary Industry	355	51,251	0.74	1.94	404	45,604	1.25	2.46	632	46,387	2.61	3.45
Other Industries	19,466	557,146	40.35	21.10	8,058	295,163	24.84	15.95	5,058	184,903	20.91	13.73
Total	25,413	894,997	52.67	33.90	14,562	618,748	44.90	33.44	10,751	485,050	44.44	36.01
Construction & Development
Agriculture	130	44,571	0.28	1.69	244	43,454	0.76	2.35	494	34,188	2.04	2.54
Funeral Home & Cemetery	26	9,033	0.05	0.34	20	9,874	0.06	0.53	15	6,119	0.06	0.45
Healthcare	286	94,742	0.59	3.59	251	81,619	0.77	4.41	359	49,770	1.48	3.70
Independent Pharmacies	1	443	0.00	0.02	8	2,149	0.02	0.12	5	1,496	0.02	0.11
Registered Investment Advisors	3	2,404	0.01	0.09	2	1,232	0.01	0.07	1	376	0.01	0.03
Veterinary Industry	32	22,132	0.07	0.84	63	14,094	0.19	0.76	46	13,184	0.19	0.98
Other Industries	2,253	173,993	4.67	6.59	1,454	96,482	4.49	5.21	1,110	58,120	4.59	4.32
Total	2,731	347,318	5.67	13.16	2,042	248,904	6.30	13.45	2,030	163,253	8.39	12.13
Commercial Real Estate
Agriculture	200	50,365	0.41	1.91	250	53,085	0.77	2.87	484	46,717	2.00	3.47
Funeral Home & Cemetery	796	113,517	1.65	4.30	345	71,344	1.06	3.85	612	67,381	2.53	5.00
Healthcare	3,788	247,625	7.85	9.38	1,995	188,531	6.15	10.19	1,128	126,631	4.67	9.40
Independent Pharmacies	614	26,379	1.27	1.00	827	20,597	2.55	1.11	425	19,028	1.76	1.41
Registered Investment Advisors	12	7,431	0.03	0.28	24	7,905	0.07	0.43	50	11,789	0.21	0.88
Veterinary Industry	1,752	146,319	3.63	5.54	2,200	136,721	6.78	7.39	2,470	113,932	10.21	8.46
Other Industries	7,420	461,157	15.38	17.47	5,403	260,847	16.66	14.10	4,011	134,172	16.58	9.96
Total	14,582	1,052,793	30.22	39.88	11,044	739,030	34.04	39.94	9,180	519,650	37.96	38.58
Commercial Land
Agriculture	5,521	344,732	11.44	13.06	4,786	243,798	14.76	13.17	2,229	178,897	9.21	13.28
Total	5,521	344,732	11.44	13.06	4,786	243,798	14.76	13.17	2,229	178,897	9.21	13.28
Total	$48,247	$2,639,840	100.00%	100.00%	$32,434	$1,850,480	100.00%	100.00%	$24,190	$1,346,850	100.00%	100.00%

	2016				2015
	Allowance	Total Loans and Leases	% of Total Allowance	% of Total Loans and Leases	Allowance	Total Loans and Leases	% of Total Allowance	% of Total Loans and Leases
Commercial & Industrial
Agriculture	$33	$1,714	0.18%	0.19%	$5	$30	0.07%	0.01%
Funeral Home & Cemetery	40	9,684	0.22	1.06	31	4,832	0.42	1.72
Healthcare	1,922	37,270	10.56	4.10	684	15,240	9.22	5.44
Independent Pharmacies	873	83,677	4.79	9.21	724	41,588	9.76	14.86
Registered Investment Advisors	1,907	68,335	10.47	7.52	220	18,358	2.97	6.56
Veterinary Industry	834	38,930	4.58	4.29	555	21,579	7.48	7.71
Other Industries	2,804	94,836	15.40	10.44	547	3,230	7.38	1.15
Total	8,413	334,446	46.20	36.81	2,766	104,857	37.30	37.45
Construction & Development
Agriculture	635	32,372	3.49	3.56	811	11,351	10.94	4.05
Funeral Home & Cemetery	14	3,956	0.08	0.44	9	769	0.12	0.27
Healthcare	122	30,467	0.67	3.35	152	7,231	2.05	2.58
Independent Pharmacies	7	2,013	0.04	0.22	1	101	0.01	0.04
Registered Investment Advisors	6	294	0.03	0.03	7	378	0.09	0.14
Veterinary Industry	59	11,514	0.32	1.27	29	3,834	0.39	1.37
Other Industries	850	31,715	4.67	3.49	55	658	0.74	0.24
Total	1,693	112,331	9.30	12.36	1,064	24,322	14.34	8.69
Commercial Real Estate
Agriculture	108	5,591	0.59	0.62	129	1,863	1.74	0.67
Funeral Home & Cemetery	410	52,510	2.25	5.78	99	20,327	1.34	7.26
Healthcare	693	114,281	3.81	12.58	561	37,684	7.57	13.46
Independent Pharmacies	434	15,151	2.38	1.67	33	7,298	0.45	2.61
Registered Investment Advisors	220	11,462	1.21	1.26	30	2,808	0.40	1.00
Veterinary Industry	2,230	102,906	12.25	11.33	1,302	59,999	17.56	21.43
Other Industries	1,802	46,245	9.90	5.09	332	4,752	4.48	1.70
Total	5,897	348,146	32.39	38.33	2,486	134,731	33.54	48.13
Commercial Land
Agriculture	2,206	113,569	12.11	12.50	1,099	16,036	14.82	5.73
Total	2,206	113,569	12.11	12.50	1,099	16,036	14.82	5.73
Total	$18,209	$908,492	100.00%	100.00%	$7,415	$279,946	100.00%	100.00%

Analysis of Loan and Lease Loss Experience. The following table sets forth an analysis of the allowance for loan and lease losses for the years indicated.

	2019	2018	2017	2016	2015
Allowance for Loan and Lease Losses:
Beginning Balance	$32,434	$24,190	$18,209	$7,415	$4,407
Provision	19,573	13,058	9,536	12,536	3,806
Charge-offs:
Commercial & Industrial
Agriculture	(18)	—	—	—	—
Healthcare	(248)	(599)	(1,367)	(1,137)	(44)
Independent Pharmacies	(1,177)	(2,296)	(882)	(6)	(274)
Registered Investment Advisors	(70)	(526)	(236)	—	—
Veterinary Industry	(124)	(50)	(132)	(321)	(660)
Other Industries	(1,147)	(744)	—	—	—
Total	(2,784)	(4,215)	(2,617)	(1,464)	(978)
Commercial Real Estate
Funeral Home & Cemetery	(74)	—	—	—	—
Healthcare	—	(19)	(14)	—	(29)
Independent Pharmacies	—	(403)	(541)	—	—
Veterinary Industry	(2)	(619)	(622)	(707)	(135)
Other Industries	(1,103)	—	—	—	—
Total	(1,179)	(1,041)	(1,177)	(707)	(164)
Commercial Land
Agriculture	(327)	(241)	(58)	(63)	—
Total	(327)	(241)	(58)	(63)	—
Total charge-offs	(4,290)	(5,497)	(3,852)	(2,234)	(1,142)
Recoveries:
Commercial & Industrial
Healthcare	133	161	79	104	126
Independent Pharmacies	161	181	3	40	70
Registered Investment Advisors	—	30	—	—	—
Veterinary Industry	32	40	19	342	17
Other Industries	166	81	—	—	—
Total	492	493	101	486	213
Commercial Real Estate
Healthcare	—	14	—	—	—
Independent Pharmacies	—	—	170	—	—
Veterinary Industry	33	176	21	6	131
Total	33	190	191	6	131
Commercial Land
Agriculture	5	—	5	—	—
Total	5	—	5	—	—
Total recoveries	530	683	297	492	344
Ending Balance	$48,247	$32,434	$24,190	$18,209	$7,415

Investment Securities

Investment securities totaled $540.0 million at December 31, 2019, an increase of $159.5 million, or 41.9%, compared to $380.5 million at December 31, 2018. The large increase in the investment portfolio for 2019 was primarily related to a strategic initiative to enhance the Company’s contingent funding sources and reduce the Company’s asset-sensitivity to interest rate risk by adding longer duration assets to the balance sheet. This also included purchases of $17.3 million in mortgage-backed securities for purposes of complying with the Community Reinvestment Act and purchases of $148.4 million in mortgage-backed securities and $61.8 million in collateralized mortgage obligations to increase yield and duration. In addition, the Company purchased $17.2 million in US government agencies and $8.4 million in municipal bonds.  There was also a $92 thousand loan to a municipality classified and recorded under GAAP as a municipal bond investment during 2019.

The investment securities portfolio consists entirely of available-for-sale securities. The Company purchases securities for the investment securities portfolio to manage interest rate risk, ensure a stable source of liquidity and to provide a steady source of income in excess of cost of funds.

The following table sets forth the amortized cost and fair values of the securities portfolio at the dates indicated.

	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US treasury securities	$4,988	$5,015	$4,969	$4,966	$—	$—
US government agencies	22,444	22,779	31,121	30,944	22,778	22,624
Mortgage-backed securities	488,694	503,297	345,606	343,581	70,167	68,696
Mutual fund	—	—	—	—	2,090	2,035
Municipal bonds	8,493	8,954	1,000	999	—	—
Total securities	$524,619	$540,045	$382,696	$380,490	$95,035	$93,355

At December 31, 2019, the duration of the overall available-for-sale securities portfolio was approximately 5.18 years.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2019. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the tables below.

	Total	Within One Year		After One to Five Years		After Five to Ten Years		After Ten Years
	Amortized Cost	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
US treasury securities	$4,988	$4,988	2.13%	$—	—%	$—	—%	$—	—%
US government securities	22,444	7,008	2.52	12,520	2.36	2,916	2.84	—	—
Mortgage-backed securities	488,694	—	—	5,030	2.43	152,561	2.99	331,103	3.13
Municipal bonds	8,493	—	—	—	—	—	—	8,493	4.77
Total securities	$524,619	$11,996	2.36%	$17,550	2.38%	$155,477	2.99%	$339,596	3.17%

At December 31, 2019, the Company had 93.2% of its total investment securities portfolio in mortgage-backed securities, compared with 90.3% at December 31, 2018.  The Company has continued to purchase mortgage-backed securities in order to obtain a favorable yield with low risk.

The Company did not have debt obligations of any issuer in excess of 10% of equity at year-end 2019, 2018 or 2017, excluding U.S. government sponsored entities.

Deposits

The following table sets forth the composition of deposits.

	2019		2018		2017
	Total	Percent	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$54,107	1.28%	$53,993	1.71%	$57,868	2.56%
Interest-bearing deposits:
Interest-bearing checking	—	—	2,099	0.07	36,978	1.64
Money market	86,754	2.05	89,329	2.84	188,146	8.32
Savings	1,101,065	26.04	886,718	28.15	696,989	30.84
Time deposits	2,987,196	70.63	2,117,444	67.23	1,280,282	56.64
Total	4,175,015	98.72%	3,095,590	98.29%	2,202,395	97.44%
Total period end deposits	$4,229,122	100.00%	$3,149,583	100.00%	$2,260,263	100.00%

	2019			2018			2017
	Total	Percent	Average Rate	Total	Percent	Average Rate	Total	Percent	Average Rate
Average:
Noninterest-bearing demand deposits	$51,699	1.38%	—%	$50,580	1.75%	—%	$40,831	2.21%	—%
Interest-bearing deposits:
Interest-bearing checking	42	0.00	1.07	32,792	1.14	1.04	39,213	2.12	0.65
Money market	86,175	2.31	0.65	131,495	4.55	1.10	413,648	22.38	0.98
Savings	1,013,177	27.12	2.03	911,757	31.56	1.68	193,083	10	1.39
Time deposits	2,585,367	69.19	2.58	1,761,948	61.00	2.12	1,161,651	62.84	1.48
Total average deposits	$3,736,460	100.00%	2.39%	$2,888,572	100.00%	1.92%	$1,848,426	100.00%	1.34%

Deposits increased to $4.23 billion at December 31, 2019 from $3.15 billion at December 31, 2018, an increase of $1.08 billion, or 34.3%.  This increase was primarily due to the growth of the Company’s customer base in the savings and time deposit products, enhanced by a nationwide marketing campaign with attractive rates and additional wholesale funding.   The $2.1 million decrease in interest-bearing checking was related to the remaining wind-down of the Company’s trust operations that primarily occurred in 2018.  Noninterest-bearing deposits increased $114 thousand, or 0.2%, during this period, and interest-bearing deposits increased $1.08 billion, or 34.9%, during the same period.  The growth in deposits during 2018 was primarily in savings and time deposits, offset by a strategic initiative to reduce the Company’s wholesale money market funds. Long-term wholesale funding contributed to the time deposit increases.

At December 31, 2019, the aggregate balance of time deposit accounts individually equal to or greater than $100 thousand totaled $1.63 billion.  At December 31, 2019, 80.9% of time deposit accounts in amounts equal to or greater than $100 thousand were scheduled to mature within one year.  The maturity profile of time deposits at December 31, 2019 is as follows:

Maturity Period	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months
Time deposits, $100,000 and over	$597,935	$288,896	$431,276	$312,083
Other time deposits	213,600	229,700	323,880	589,826
Total time deposits	$811,535	$518,596	$755,156	$901,909

Borrowings

Total borrowings decreased $1.4 million at December 31, 2019 from December 31, 2018 as a result of the following:

In 2015, the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer.  The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes. Interest accrued at prime plus 1% with monthly principal and interest payments over a term of 60 months.  The maturity date was October 5, 2019. The pledged collateral was classified in other assets with a fair value of $1.4 million at December 31, 2018.  The remaining loan with an outstanding balance of $1.3 million was repurchased by the Company on November 7, 2019.

In 2018, the Company renewed a revolving line of credit issued in 2017.  The line of credit is unsecured and accrues interest at 30-day LIBOR plus 1.15% for a term of 13 months. Payments are interest only with all principal and accrued interest due on October 20, 2020. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. No advances have been made to this line of credit and there is $50.0 million of available credit remaining at December 31, 2019.

In 2017, the Company entered into a financing lease of $19 thousand with an unaffiliated equipment lease company, secured by fitness equipment which is included in premises and equipment on the consolidated balance sheet. Payments are principal and interest due monthly starting December 15, 2017 over a term of 60 months. At the end of the lease term there is a $1.00 bargain purchase option.  As of January 1, 2019, this borrowing was revised in accordance with ASU 2016-02.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. A primary tool in the Company’s liquidity management process is the utilization of a Volatile Liability Coverage Ratio (“VLCR”) model to stress outflows in various scenarios with targeted days of liquidity coverage.  The VLCR model output is then used by management to ensure adequate liquidity sources are available during those future periods. At December 31, 2019, the total amount of these four liquidity source items was $1.19 billion, or 24.8% of total assets, a decrease of 3.6% of total assets from $1.04 billion, or 28.4% of total assets, at December 31, 2018.

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

At December 31, 2019, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $540.0 million available to be pledged as collateral.

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

The Company's balance sheet is asset-sensitive with a total cumulative gap position of 2.09% at December 31, 2019. During the year ending December 31, 2019, the addition of a large volume of fixed rate investments along with the production of variable rate loans and leases outpaced the growth of variable deposits. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk with the majority of assets and liabilities being short-term, adjustable rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes in conjunction with the longer duration of indeterminate term deposits.

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

Capital amounts and ratios as of December 31, 2019, 2018 and 2017 are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)	$499,513	14.85%	$151,365	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$541,635	16.10%	$269,093	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$499,513	14.85%	$201,820	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$499,513	10.65%	$187,582	4.00%	N/A	N/A
Bank - December 31, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)	$451,807	13.61%	$149,370	4.50%	$215,757	6.50%
Total Capital (to Risk-Weighted Assets)	$493,382	14.86%	$265,547	8.00%	$331,934	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$451,807	13.61%	$199,161	6.00%	$265,547	8.00%
Tier 1 Capital (to Average Assets)	$451,807	9.68%	$186,627	4.00%	$233,283	5.00%
Consolidated - December 31, 2018
Common Equity Tier 1 (to Risk-Weighted Assets)	$467,033	17.10%	$122,937	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$499,467	18.28%	$218,555	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$467,033	17.10%	$163,917	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$467,033	13.40%	$139,453	4.00%	N/A	N/A
Bank - December 31, 2018
Common Equity Tier 1 (to Risk-Weighted Assets)	$385,030	14.35%	$120,706	4.50%	$174,353	6.50%
Total Capital (to Risk-Weighted Assets)	$417,609	15.57%	$214,588	8.00%	$268,235	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$385,030	14.35%	$160,941	6.00%	$214,588	8.00%
Tier 1 Capital (to Average Assets)	$385,030	11.22%	$137,304	4.00%	$171,630	5.00%
Consolidated - December 31, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$390,816	17.81%	$98,764	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$415,006	18.91%	$175,580	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$390,816	17.81%	$131,685	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$390,816	15.50%	$100,828	4.00%	N/A	N/A
Bank - December 31, 2017
Common Equity Tier 1 (to Risk-Weighted Assets)	$277,943	12.89%	$97,060	4.50%	$140,197	6.50%
Total Capital (to Risk-Weighted Assets)	$302,385	14.02%	$172,551	8.00%	$215,688	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$277,943	12.89%	$129,413	6.00%	$172,551	8.00%
Tier 1 Capital (to Average Assets)	$277,943	11.36%	$97,864	4.00%	$122,330	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of December 31, 2019. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$1,241,926	$1,241,926	$—	$—	$—
Time deposits	2,987,196	2,085,287	653,461	193,435	55,013
Borrowings	14	5	9	—	—
Operating lease obligations	3,308	670	893	500	1,245
Total	$4,232,444	$3,327,888	$654,363	$193,935	$56,258

As of December 31, 2019 and 2018, the Company had commitments for on-balance sheet instruments in the amount of $16.9 million and $2.8 million, respectively.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and any existing collateral has no value. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Commitments to extend credit (1)	$1,834,449	$1,435,024	$1,701,137
Standby letters of credit	25,532	2,150	2,298
Solar purchase commitments	—	—	106,921
Airplane purchase agreement commitments	—	10,450	25,450
Total commitments	$1,859,981	$1,447,624	$1,835,806

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

•

“Noninterest income, as adjusted” is defined as noninterest income adjusted to exclude significant non-routine sources of income, including gain on sale of aircraft and the gain on contribution to equity method investment. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•

“Noninterest expense, as adjusted” is defined as noninterest expense adjusted to exclude significant non-routine sources of expenses, including stock-based compensation expense of restricted stock awards for key employee retention with an effective date of May 24, 2016, merger costs associated with the Reltco acquisition and Apiture investment, trade-in loss on an aircraft, impairment expense on goodwill and other intangibles, a contract modification for Reltco, and impairments of renewable energy tax credit investment. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

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

	Years Ended December 31,
	2019	2018	2017
Total shareholders' equity	$532,386	$493,560	$436,933
Less:
Goodwill	—	—	—
Other intangible assets	—	—	4,264
Tangible shareholders' equity (a)	$532,386	$493,560	$432,669

Shares outstanding (c)	40,316,974	40,155,792	39,895,583

Total assets	$4,814,970	$3,670,449	$2,758,474
Less:
Goodwill	—	—	—
Other intangible assets	—	—	4,264
Tangible assets (b)	$4,814,970	$3,670,449	$2,754,210

Tangible shareholders' equity to tangible assets (a/b)	11.06%	13.45%	15.71%
Tangible book value per share (a/c)	$13.20	$12.29	$10.85

Efficiency ratio:
Noninterest expense (d)	$164,924	$152,704	$143,165
Net interest income	140,082	108,043	78,034
Noninterest income	67,880	103,765	172,921
Less: gain on sale of securities	620	—	—
Adjusted operating revenue (e)	$207,342	$211,808	$250,955

Efficiency ratio (d/e)	79.54%	72.10%	57.05%

	Years Ended December 31,
	2019	2018	2017
Reconciliation of net income to non-GAAP net income adjusted for non-routine income and expenses:
Net income attributable to Live Oak Bancshares, Inc.	$18,034	$51,448	$100,499
Gain on sale of aircraft	(357)	—	—
Gain on contribution to equity method investment	—	—	(68,000)
Stock based compensation expense for restricted stock awards with an effective date of May 24, 2016, as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements included in our March 31, 2016 Form 10-Q	1,429	1,429	1,370
Merger costs associated with Reltco acquisition and Apiture investment	—	—	2,874
Trade-in loss on aircraft	—	—	206
Impairment expense on goodwill and other intangibles	—	2,680	3,648
Contract modification of Reltco	—	—	1,600
Renewable energy tax credit investment income, impairment and loss	602	—	690
Income tax effects and adjustments for non-GAAP items*	(402)	(986)	23,045
Deferred tax liability revaluation	—	—	(18,921)
Other renewable energy tax expense	—	—	176
Non-GAAP net income	$19,306	$54,571	$47,187
* Estimated at 24.0% for 2019 and 2018 and 40.0% for 2017
Earnings per share:
Basic	$0.48	$1.36	$1.29
Diluted	$0.47	$1.32	$1.25

Weighted-average shares outstanding:
Basic	40,222,758	40,056,230	36,592,893
Diluted	41,053,514	41,446,750	37,859,535

Reconciliation of financial statement line items as reported to adjusted for non-routine income and expenses:
Noninterest income, as reported	$67,880	$103,765	$172,921
Gain on contribution to equity method investment	—	—	(68,000)
Gain on sale of aircraft	(357)	—	—
Noninterest income, as adjusted	67,523	103,765	104,921

Noninterest expense, as reported	164,924	152,704	143,165
Stock based compensation expense	(1,429)	(1,429)	(1,370)
Merger costs associated with Reltco acquisition and Apiture investment	—	—	(2,874)
Trade-in loss on aircraft	—	—	(206)
Impairment expense on goodwill and other intangibles	—	(2,680)	(3,648)
Contract modification of Reltco	—	—	(1,600)
Renewable energy tax credit investment impairment and loss	(602)	—	(690)
Noninterest expense, as adjusted	162,893	148,595	132,777

Income before taxes, as reported	23,465	46,046	98,254
Gain on contribution to equity method investment	—	—	(68,000)
Gain on sale of aircraft	(357)	—	—
Stock based compensation expense	1,429	1,429	1,370
Merger costs associated with Reltco acquisition and Apiture investment	—	—	2,874
Trade-in loss on aircraft	—	—	206
Impairment expense on goodwill and other intangibles, net	—	2,680	3,648
Contract modification of Reltco	—	—	1,600
Renewable energy tax credit investment impairment and loss	602	—	690
Income before taxes, as adjusted	25,139	50,155	40,642

Income tax expense (benefit), as reported	5,431	(5,402)	(2,245)
Income tax effects and adjustment for non-routine income and expenses	402	986	(23,045)
Deferred tax liability revaluation	—	—	18,921
Other renewable energy tax expense	—	—	(176)
Income tax expense (benefit), as adjusted	$5,833	$(4,416)	$(6,545)

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 2.09% as of December 31, 2019, indicating that, overall, assets will reprice before liabilities. The majority of both the Company’s loans and leases and deposits have short-term repricing capabilities. The Company has a funding model which differs from that of traditional banks. A significant portion of the Company’s revenue is attributable to non-interest income so the Company is less dependent on net interest income when compared to a traditional bank model. With the strategic decision to hold more loans, net interest income continues to grow.  The Company does not have the traditional bank branch network and can operate with lower overhead costs to offset the higher cost of funds used to attract deposits.

The Company has an Asset/Liability Committee to communicate, coordinate and control all aspects involving interest rate risk management. The Asset/Liability Committee, which includes three members of our board of directors, establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Adherence to relevant policies is monitored on an ongoing basis by the Asset/Liability Committee.

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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending December 31, 2020 and 2021 and the Company’s EVE sensitivity at December 31, 2019. The simulation uses projected repricing of assets and liabilities at December 31, 2019 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of variable rate loans and mortgage-backed securities the Company holds, rising or falling interest rates have a significant impact on the prepayment speeds of earning assets that in turn affect the rate sensitivity position. The Company’s loan and lease portfolio consists of 85.3% variable rate loans adjustable with the prime rate or 3-month LIBOR.  The Company’s prepayment speeds react differently in a rising rate environment. Generally, when interest rates rise, the Company’s prepayments tend to increase which is the opposite reaction from typical bank loan and lease portfolios. In a rising rate environment, the Company’s quarterly adjustable borrowers seek to fix their payments so the loans prepay faster as borrowers refinance into fixed rate products with another lender. When interest rates fall, prepayments tend to slow down. The Company’s sensitivity would be reduced if prepayments slow and vice versa. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the assumed prepayment rates presented below

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending December 31, 2020	12 Months Ending December 31, 2021	As of December 31, 2019
+400	17.1%	3.5%	(23.9)%
+300	12.9	2.6	(18.5)
+200	8.6	1.7	(12.5)
+100	4.3	0.9	(6.2)
-100	(4.3)	(0.9)	6.6

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

The EVE analysis shows that the Company would theoretically lose market value in a rising rate environment. The increased fixed rate longer-term wholesale deposits have contributed a higher percentage than the assets to the portfolio mix, resulting in a negative change in market value in a rising rate environment. The favorable EVE change resulting from the loan and lease portfolio in a rising rate analysis is more than offset by the devaluation of the interest-bearing liabilities.

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

Quarterly Financials

(dollars in thousands, except per share data)	2019
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$61,813	$61,107	$55,138	$49,922
Interest expense	23,802	23,576	21,203	19,317
Net interest income	38,011	37,531	33,935	30,605
Provision for loan and lease losses	6,208	7,160	3,463	2,742
Net interest income after provision for loan and lease losses	31,803	30,371	30,472	27,863
Noninterest income	21,524	18,628	14,701	13,027
Noninterest expense	44,410	42,737	39,576	38,201
Income before income taxes	8,917	6,262	5,597	2,689
Income tax expense	2,085	2,367	662	317
Net income to common shareholders	$6,832	$3,895	$4,935	$2,372
Net income per share:
Basic	$0.17	$0.10	$0.12	$0.06
Diluted	$0.17	$0.09	$0.12	$0.06

	2018
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$44,754	$41,890	$40,976	$35,023
Interest expense	15,959	14,166	13,928	10,547
Net interest income	28,795	27,724	27,048	24,476
Provision for loan and lease losses	6,822	(243)	2,087	4,392
Net interest income after provision for loan and lease losses	21,973	27,967	24,961	20,084
Noninterest income	18,065	24,331	30,613	30,756
Noninterest expense	32,558	41,244	40,830	38,072
Income before income taxes	7,480	11,054	14,744	12,768
Income tax (benefit) expense	(3,010)	(3,198)	491	315
Net income to common shareholders	$10,490	$14,252	$14,253	$12,453
Net income per share:
Basic	$0.26	$0.36	$0.36	$0.31
Diluted	$0.26	$0.34	$0.34	$0.30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Live Oak Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Live Oak Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit and risk committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Servicing Assets

As described within Notes 1 and 7 to the consolidated financial statements, the Company recognizes servicing assets which represent the portion of the servicing spread that exceeds adequate compensation for the servicing function of the sold portion of loans originated by the Company. Servicing assets of $35.4 million as of December 31, 2019 are carried at fair value with changes in the fair value recorded in income as loan servicing asset revaluation. The determination of fair value of the servicing asset is based on a valuation model that incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of servicing rights.

We identified the Company’s valuation of the servicing asset as a critical audit matter. The principal considerations for our determination include the high degree of auditor judgment required to assess the reasonableness of the assumptions used in the valuation model. For instance, certain model assumptions, such as the discount rate and inflation rate, are inputs that we are able to assess using observable market data, while others, including prepayment speeds and default rates, are developed using proprietary information from management’s internal valuation specialists’ database. As such, these inputs are unobservable and required significant audit effort to address, including engaging our internal valuation specialists to assist us in evaluating the methodologies and assumptions used by management.

The primary audit procedures we performed to address this critical audit matter included the following:

•

We evaluated the design and operating effectiveness of controls relating to the valuation of servicing assets, including controls over management’s valuation model which are designed to ensure the completeness and accuracy of data used in the model and controls over the determination of significant inputs and assumptions, including unobservable inputs, used in the model.

•

We involved the firm’s internal valuation specialists to assist in evaluating the methodologies and assumptions used by management, including assessing the reasonableness of significant observable and unobservable inputs and assumptions of the valuation model such as discount rates and prepayment speed and independently calculating the discounted cash flows at the individual loan level for a sample of loans and comparing to management’s estimate.

•

We assessed the overall trends for the discount rate, prepayment speed, and servicing asset to compare the quarterly change and how the Company’s discount rate assumptions compared to observable market interest rate trends.

Allowance for Loan and Lease Losses (ALLL)

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan and lease losses (ALLL) was $48.2 million as of December 31, 2019 and is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of loans or leases in light of historical experience, the nature and volume of the loan and lease portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The ALLL is determined by the sum of three separate components: (i) the impaired loan and lease component, which addresses specific reserves for impaired loans and leases; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans and leases; and (iii) an unallocated reserve component (if any) based on management’s judgment and experience.

A loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Factors considered by management in determining impairment include payment status and other circumstances impacting the probability of collecting scheduled principal and interest payments when due.  The Company utilizes the fair market value of collateral method or the present value of future cash flow method to analyze impaired loans and leases. For the general reserve component, quantitative allowances are calculated based on the loss experience of specific types of loans and leases. Internal and external indicators, such as business type concentrations, vertical maturity, unemployment rates, experience of the bank’s servicing staff, and changes in asset quality are considered when calculating the qualitative allowances.

We identified the Company’s estimate of the ALLL as a critical audit matter.  The principal considerations for our determination of the allowance for loan and lease losses as a critical audit matter include the degree of judgment and subjectivity used by management to identify and value impaired loans and leases, assess and evaluate the probability of collection, and determine the fair value of collateral, less selling cost, or present value of future cash flows to calculate the reserve. Additionally, management applied significant judgment in determining the nature and impact of the adjustments applied when calculating the qualitative allowance for pooled loans and leases. As such, auditing management’s judgments regarding the identification and valuation of impaired loans and leases and qualitative factors applied in the ALLL calculation involved a high degree of subjectivity and required a higher degree of auditor judgment to address.

The primary procedures we performed to address this critical audit matter included the following:

•

We evaluated the design and operating effectiveness of controls relating to management’s determination of the allowance for loan and lease losses, including controls over management’s credit administration function to ensure the timely and complete identification of impaired loans and leases, management’s review of portfolio trends that might impact the calculation of the ALLL, and management’s review of the ALLL, including the review of adjustments applied when determining the qualitative allowance to ensure they are applied properly.

•

We tested the calculation of losses on identified impaired loans and leases, including assessing the reasonableness of the significant assumptions including adjustments made to appraisals for discounts, selling costs and other unobservable adjustments, if applicable.

•

We tested the completeness of the impaired loan and lease population, including testing the modifications for potential troubled debt restructurings, substandard or worse rated loans and leases, non-accrual loans and leases, and past due loans and leases.

•

We evaluated management’s application of qualitative factor adjustments to the ALLL, which includes the comparison of factors considered by management to third party or internal sources, as applicable, and evaluating management’s rationale behind the application of qualitative factors and consistency in that application.

•

Assessed the overall trends in credit quality, including the review of the year-over-year changes in qualitative factors, at the Company and in the industry and how the Company’s ALLL compared to those trends.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2010.

Raleigh, North Carolina

February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Live Oak Bancshares, Inc.

We have audited Live Oak Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Live Oak Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Live Oak Bancshares, Inc. as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, and our report dated February 27, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina

February 27, 2020

Live Oak Bancshares, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$126,752	$316,823
Federal funds sold	96,787	—
Certificates of deposit with other banks	7,250	7,250
Investment securities available-for-sale	540,045	380,490
Loans held for sale	966,447	687,393
Loans and leases held for investment	2,647,299	1,843,419
Allowance for loan and lease losses	(48,247)	(32,434)
Net loans and leases	2,599,052	1,810,985
Premises and equipment, net	279,099	262,524
Foreclosed assets	5,612	1,094
Servicing assets	35,365	47,641
Operating lease right-of-use assets	2,427	—
Other assets	156,134	156,249
Total assets	$4,814,970	$3,670,449
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$54,107	$53,993
Interest-bearing	4,175,015	3,095,590
Total deposits	4,229,122	3,149,583
Borrowings	14	1,457
Operating lease liabilities	2,619	—
Other liabilities	50,829	25,849
Total liabilities	4,282,584	3,176,889
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at December 31, 2019 and December 31, 2018	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 37,401,443 and 35,512,262, shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	309,526	278,945
Class B common stock, no par value, 10,000,000 shares authorized, 2,915,531 and 4,643,530 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	30,871	49,168
Retained earnings	180,265	167,124
Accumulated other comprehensive income (loss)	11,724	(1,677)
Total shareholders’ equity	532,386	493,560
Total liabilities and shareholders’ equity	$4,814,970	$3,670,449

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Interest income
Loans and fees on loans	$207,836	$147,310	$99,633
Investment securities, taxable	15,345	8,733	1,432
Other interest earning assets	4,799	6,600	2,407
Total interest income	227,980	162,643	103,472
Interest expense
Deposits	87,897	54,469	24,223
Borrowings	1	131	1,215
Total interest expense	87,898	54,600	25,438
Net interest income	140,082	108,043	78,034
Provision for loan and lease losses	19,573	13,058	9,536
Net interest income after provision for loan and lease losses	120,509	94,985	68,498
Noninterest income
Loan servicing revenue	28,034	29,121	24,588
Loan servicing asset revaluation	(4,812)	(18,765)	(13,171)
Net gains on sales of loans	29,002	75,170	78,590
Equity method investments income (loss)	(7,889)	(386)	(513)
Equity security investments gains (losses), net	3,532	213	89
Gain on sale of investment securities available-for-sale	620	—	—
Lease income	9,655	7,966	1,856
Gain on contribution to equity method investment	—	—	68,000
Construction supervision fee income	1,765	2,277	1,776
Title insurance income	—	2,775	7,565
Other noninterest income	7,973	5,394	4,141
Total noninterest income	67,880	103,765	172,921
Noninterest expense
Salaries and employee benefits	90,634	77,411	74,669
Travel expense	6,921	9,156	8,124
Professional services expense	6,859	4,878	4,937
Advertising and marketing expense	5,936	6,015	6,363
Occupancy expense	8,116	7,065	6,195
Data processing expense	9,265	12,010	8,449
Equipment expense	16,327	13,724	7,479
Other loan origination and maintenance expense	9,272	5,967	4,970
Renewable energy tax credit investment impairment	602	—	690
FDIC insurance	3,447	3,234	3,206
Title insurance closing services expense	—	912	2,418
Impairment expense on goodwill and other intangibles	—	2,680	3,648
Other expense	7,545	9,652	12,017
Total noninterest expense	164,924	152,704	143,165
Income before taxes	23,465	46,046	98,254
Income tax expense (benefit)	5,431	(5,402)	(2,245)
Net income	18,034	51,448	100,499
Basic earnings per share	$0.45	$1.28	$2.75
Diluted earnings per share	$0.44	$1.24	$2.65

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$18,034	$51,448	$100,499
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities arising during the period	18,252	(526)	(619)
Reclassification adjustment for gain on sale of securities available- for-sale included in net income	(620)	—	—
Other comprehensive income (loss) before tax	17,632	(526)	(619)
Income tax (expense) benefit	(4,231)	126	238
Other comprehensive income (loss), net of tax	13,401	(400)	(381)
Total comprehensive income	$31,435	$51,048	$100,118

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)

	Common stock				Accumulated
	Shares				other
	Class A	Class B	Amount	Retained earnings	comprehensive income (loss)	Total equity
Balance at December 31, 2016	29,530,072	4,723,530	$199,981	$23,518	$(652)	$222,847
Net income	—	—	—	100,499	—	100,499
Other comprehensive loss	—	—	—	—	(381)	(381)
Issuance of restricted stock	307,613	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(4,891)	—	—	(4,891)
Employee stock purchase program	22,634	—	445	—	—	445
Stock option exercises	109,010	—	1,026	—	—	1,026
Stock option based compensation expense	—	—	1,786	—	—	1,786
Restricted stock expense	—	—	5,717	—	—	5,717
Stock issued in acquisition of Reltco, Inc.	27,724	—	565	—	—	565
Non-voting common stock converted to voting common stock in private sale	80,000	(80,000)	—	—	—	—
Issuance of common stock in connection with secondary offering, net of issue costs	5,175,000	—	113,096	—	—	113,096
Cash dividends ($0.10 per share)	—	—	—	(3,776)	—	(3,776)
Balance at December 31, 2017	35,252,053	4,643,530	$317,725	$120,241	$(1,033)	$436,933
Net income	—	—	—	51,448	—	51,448
Other comprehensive loss	—	—	—	—	(400)	(400)
Issuance of restricted stock	64,308	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(756)	—	—	(756)
Employee stock purchase program	14,339	—	342	—	—	342
Stock option exercises	181,562	—	1,626	—	—	1,626
Stock option based compensation expense	—	—	1,713	—	—	1,713
Restricted stock expense	—	—	7,463	—	—	7,463
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	—	244	(244)	—
Cash dividends ($0.12 per share)	—	—	—	(4,809)	—	(4,809)
Balance at December 31, 2018	35,512,262	4,643,530	$328,113	$167,124	$(1,677)	$493,560
Net income	—	—	—	18,034	—	18,034
Other comprehensive income	—	—	—	—	13,401	13,401
Issuance of restricted stock	61,121	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(409)	—	—	(409)
Employee stock purchase program	29,493	—	437	—	—	437
Non-voting common stock converted to voting common stock in private sale	1,727,999	(1,727,999)	—	—	—	—
Stock option exercises	70,568	—	508	—	—	508
Stock option based compensation expense	—	—	1,723	—	—	1,723
Restricted stock expense	—	—	10,025	—	—	10,025
Cumulative effect of accounting change for Accounting Standards Update 2016-02	—	—	—	(66)	—	(66)
Cash dividends ($0.12 per share)	—	—	—	(4,827)	—	(4,827)
Balance at December 31, 2019	37,401,443	2,915,531	$340,397	$180,265	$11,724	$532,386

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$18,034	$51,448	$100,499
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	19,967	16,386	10,279
Provision for loan and lease losses	19,573	13,058	9,536
Amortization of premium on securities, net of accretion	507	802	460
Change in discount on unguaranteed loans	(9,270)	2,768	2,848
Impairment expense on goodwill and other intangibles, net	—	2,680	3,648
Deferred tax expense (benefit)	1,467	(5,936)	12,017
Originations of loans held for sale	(1,005,165)	(1,079,472)	(1,149,617)
Proceeds from sales of loans held for sale	457,533	1,086,614	883,366
Net gains on sale of loans held for sale	(29,002)	(75,170)	(78,590)
Net loss on sale of foreclosed assets	25	38	59
Gain on contribution to equity method investment	—	—	(68,000)
Net decrease (increase) in servicing assets	12,276	4,657	(304)
Gain on sale of securities available-for-sale	(620)	—	—
Net gain on sale or disposal of long lived asset	(357)	—	—
Net loss on disposal of premises and equipment	109	37	215
Equity method investments (income) loss	7,889	386	513
Equity security investments (gains) losses, net	(3,532)	(213)	(89)
Renewable energy tax credit investment impairment	602	—	690
Stock option based compensation expense	1,723	1,713	1,786
Restricted stock expense	10,025	7,463	5,717
Stock based compensation expense excess tax (shortfall) benefit	(125)	101	1,002
Business combination contingent consideration fair value adjustment	—	(260)	1,950
Changes in assets and liabilities:
Lease right-of-use assets, net	126	—	—
Other assets	394	(14,040)	(25,671)
Other liabilities	3,896	(1,539)	157
Net cash provided (used) by operating activities	(493,925)	11,521	(287,529)
Cash flows from investing activities
Purchases of securities available-for-sale	(253,100)	(347,184)	(43,071)
Proceeds from sales, maturities, calls, and principal paydowns of securities available-for-sale	111,290	56,631	19,693
Proceeds from sale/collection of foreclosed assets, net	796	527	1,498
Business combination, net of cash acquired	—	—	(7,696)
Sale of title insurance business, net of cash sold	—	(209)	—
Investment in certificates of deposit with other banks	—	(6,750)	—
Maturities of certificates of deposit with other banks	—	2,500	4,250
Loan and lease originations and principal collections, net	(505,848)	(445,643)	(385,551)
Proceeds from sale of long lived asset	10,895	—	—
Proceeds from sale of premises and equipment	—	865	—
Purchases of premises and equipment, net	(37,197)	(111,322)	(124,139)
Net cash used by investing activities	(673,164)	(850,585)	(535,016)

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from financing activities
Net increase in deposits	$1,079,539	$889,320	$775,187
Proceeds from borrowings	—	18	40,000
Repayment of borrowings	(1,443)	(25,125)	(41,279)
Stock option exercises	508	1,626	1,026
Employee stock purchase program	437	342	445
Withholding cash issued in lieu of restricted stock	(409)	(756)	(4,891)
Sale of common stock, net of issuance costs	—	—	113,096
Shareholder dividend distributions	(4,827)	(4,809)	(3,776)
Net cash provided by financing activities	1,073,805	860,616	879,808
Net (decrease) increase in cash and cash equivalents	(93,284)	21,552	57,263
Cash and cash equivalents, beginning	316,823	295,271	238,008
Cash and cash equivalents, ending	$223,539	$316,823	$295,271

Supplemental disclosure of cash flow information
Interest paid	$87,280	$54,106	$25,390
Income tax (received) paid, net	(12,293)	1,750	7,084

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains (losses) on available-for-sale securities, net of taxes	$13,401	$(400)	$(381)
Transfers from loans and leases to foreclosed real estate and other repossessions	5,058	346	1,406
Net transfers (to) from foreclosed real estate to SBA receivable	(281)	(32)	216
Transfer from fixed assets to other assets held for sale	—	10,467	—
Transfer of loans held for sale to loans and leases held for investment	277,964	131,266	63,643
Transfer of loans and leases held for investment to loans held for sale	39,067	94,154	19,534
Accrued premises and equipment additions	88	534	—
Loans to finance sale of other assets	—	3,642	—
Right-of-use assets obtained in exchange for lessee operating lease liabilities	2,241	—	—
Equity method investment commitments	16,282	—	—
Business combination:
Assets acquired (excluding goodwill)	—	—	5,766
Liabilities assumed	—	—	4,681
Purchase price	—	—	8,363
Goodwill recorded	—	—	7,278

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Live Oak Banking Company (the “Bank”) was organized and incorporated under the laws of the State of North Carolina on February 25, 2008 and commenced operations on May 12, 2008. In December 2008, Live Oak Bancshares, Inc. (the “Company”) was formed and in the first quarter of 2009 acquired all the outstanding shares of Live Oak Banking Company. The Bank is headquartered in the city of Wilmington, North Carolina and has six satellite sales offices across the United States. The Bank specializes in providing lending and deposit related services to small businesses nationwide. The Bank identifies and extends lending to credit-worthy borrowers both within specific industries, also called verticals, through expertise within those industries, and more broadly to select borrowers outside of those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) Loan Program and the U.S. Department of Agriculture ("USDA") Rural Energy for America Program ("REAP"), Water and Environmental Program (“WEP”) and Business & Industry ("B&I") loan programs. The guaranteed portion of select loans are generally available for sale in the secondary market. From time to time the Bank may also engage in the sale of participating interests in the unguaranteed portion. As a state-chartered bank, the Bank is subject to regulation by the North Carolina Commissioner of Banks and the Federal Deposit Insurance Corporation.

The Bank’s wholly owned subsidiaries are Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), and Live Oak Private Wealth, LLC.

The Company’s wholly owned subsidiaries are the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi”).

Live Oak Number One, Inc. holds properties foreclosed on by the Bank. GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors an on-site restaurant location. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology.  LOCEF provides financing to entities for renewable energy applications and became a wholly owned subsidiary of the Bank during the first quarter of 2019. Live Oak Private Wealth, LLC was formed in June 2018 for the purpose of providing high-net-worth individuals and families with strategic wealth and investment management services. Canapi was formed in September 2018 for the purpose of providing investment advisory services to a series of new funds focused on providing venture capital to new and emerging financial technology companies.

The Company jointly formed 504 Fund Advisors, LLC (“504FA”) to serve as the investment adviser for the 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.  504FA exited as advisor for the 504 Fund in May 2019 and the Company subsequently dissolved this legal entity.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Consolidation Policy

The consolidated financial statements include the financial statements of the Company and wholly owned subsidiaries of Live Oak Banking Company, Live Oak Number One, Inc., GLS, 504FA, Grove, Live Oak Ventures, LOCEF, Reltco, Live Oak Private Wealth, LLC and Canapi. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. If an entity is not a variable interest entity, the Company also evaluates arrangements in which there is a general partner or managing member to determine whether consolidation is appropriate.

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

The following table provides a summary of the tax advantaged VIE that the Company has not consolidated as of December 31, 2019 and 2018:

	2019	2018
Investment carrying amount	$—	$602
Maximum exposure to loss	1,758	3,240

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, valuations of servicing assets, restricted stock unit awards with market price conditions and income taxes.  In addition, the 2017 gain on contribution to equity method investment of $68.0 million was based on management's estimates, including projected cash flows of the entity, and was inherently subjective by its nature.

Cash and Cash Equivalents

For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks” and “federal funds sold.” Cash and cash equivalents have initial maturity of three months or less.

To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $1.0 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Certificates of Deposit with other Banks

Certificates of deposit with other banks have maturities ranging from November 2020 through November 2023 and bear interest at rates ranging from 0.20% to 3.55%. All investments in certificates of deposit are with FDIC insured financial institutions and none exceed the maximum insurable amount of $250 thousand.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sales of securities are typically recorded on the trade date and are determined using the specific identification method.

Other

Other investments are generally non-marketable equity investments and are included in the other assets line on the consolidated balance sheet while the impact is largely reflected in the equity method investments income (loss) and equity security investments gains (losses), net line items on the consolidated statements of income.  The Company generally accounts for other investments either under the equity method or the provisions of Accounting Standards Update 2016-01 “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), beginning in 2018. Investments through which there is significant influence but not control over the investee are accounted for under the equity method. Investments through which the Company is not able to exercise significant influence over the investee are accounted for under ASU 2016-01 whereby investments are measured at fair value with changes in fair value recognized in net income, unless those investments have no readily determinable fair value. Investments without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus changes in value resulting from observable price changes arising from orderly transactions.  During the third quarter of 2019, the Company recorded a gain of $3.7 million resulting from an observable price change arising from orderly transactions for one of its non-marketable equity investments.  For periods ending prior to January 1, 2018, the Company recognized gains and losses in earnings only when equity securities were sold, based on the difference between the sale proceeds and the cost of the securities, and for other than temporary impairment losses.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

Federal Home Loan Bank Stock

Membership in the Federal Home Loan Bank of Atlanta (“FHLB”) requires ownership of FHLB stock. FHLB stock is restricted because it may only be sold to the FHLB and all sales must be at par. FHLB stock is carried at cost minus impairment, if any, and is recorded within other assets in the consolidated balance sheets. FHLB stock was $3.3 million and $3.1 million at December 31, 2019 and 2018, respectively.

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

The following summarizes the activity pertaining to loans held for sale for the years ended December 31, 2019 and 2018:

	2019	2018
Balance at beginning of year	$687,393	$680,454
Originations	1,005,165	1,079,472
Proceeds from sale	(457,533)	(1,086,614)
Gain on sale of loans	29,002	75,170
Principal collections, net of deferred fees and costs	(58,683)	(23,977)
Non-cash transfers, net	(238,897)	(37,112)
Balance at end of period	$966,447	$687,393

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

Operating Leases

The term of each operating lease is generally 10 to 15 years.  The Company retains ownership of the equipment and associated tax benefits such as investment tax credits and accelerated depreciation.  At the end of the lease term, the lessee has the option to renew the lease for two additional terms or purchase the equipment at current fair market value.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all circumstances surrounding the loan or lease and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a credit-by-credit basis by either the present value of expected future cash flows discounted at the loan or lease's effective interest rate, the loan or lease’s obtainable market price, or the fair value of the collateral, if the loan or lease is collateral dependent, except for large groups of smaller balance homogeneous loans or leases which may be collectively evaluated for impairment.  Prior to December 31, 2018, smaller balance loan or lease relationships collectively evaluated for impairment are generally comprised of credits with unguaranteed exposure of less than $100,000 using a methodology based on historical specific reserves on similar sized loans or leases.  Loans or leases classified as troubled debt restructured (“TDR”) are considered impaired. Loans or leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

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

Foreclosed Assets

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying amount or fair value less anticipated cost to sell at the date of foreclosure, establishing a new cost basis. Any write down at the time of transfer to foreclosed assets is charged to the allowance for loan and lease losses. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of the carrying amount or fair value, less cost to sell. Subsequent write downs are charged to other loan origination and maintenance expense. Costs relating to improvement of the property are capitalized while holding costs of the property are charged to other loan origination and maintenance expense in the period incurred.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Derivative Financial Instruments

Interest Rate Futures Contracts

The Company uses exchange-traded interest rate futures contracts to manage interest rate risk that may impact expected gains arising from future secondary market loan sales.  Upon entering into a futures contract, the Company is required to pledge to the counterparty an amount of cash equal to a certain percentage of the contract amount, also known as an initial margin deposit.  Subsequent payments, known as variation margin, are made or received by the Company each day to settle the daily fluctuations in the fair value of the underlying contract.  As of December 31, 2019 and 2018, the cash margin balances were $2.7 million and $1.0 million, respectively.  Investments in these derivative contracts are subject to risks that can result in a loss of all or part of an investment.  Credit risk is considered low because the counterparties are futures exchanges.  The Company has not designated any derivative as a hedging instrument under applicable accounting guidance.  Changes in fair value of the derivative contracts is recorded as a component of "net gains on sales of loans" on the consolidated statement of income. The Company recognized a loss of $3.0 million, a loss of $68 thousand and a gain of $117 thousand on the derivative contracts for the years ended December 31, 2019, 2018 and 2017, respectively. The total notional amount of derivative contracts outstanding was $20.4 million, $40.3 million and $29.9 million as of December 31, 2019, 2018 and 2017, respectively.  The fair value of the derivative contracts on the balance sheet date is zero due to the daily cash settlement of contracts.

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

On August 1, 2018, the Company financed the sale of its entire interest in Reltco, and as a result had no intangible assets as of December 31, 2019 and 2018.

As of October 31, 2017, it was determined that impairment existed at the Reltco reporting unit and impairment charges of $3.6 million were recorded.  There was no impairment charge for the year ended December 31, 2019.  Impairment related charges for the years ended December 31, 2018 and 2017 are reflected in a separate line in the income statement and are comprised of the following components:

	2018	2017
Intangible assets	$3,979	$720
Goodwill	—	7,278
Other net asset dispositions	341	—
Contingent consideration liability	(1,640)	(4,350)
Total impairment expense on goodwill and other intangibles, net	$2,680	$3,648

See Note 2. Title Insurance Business for further discussion related to impairment of Reltco.

Long-Lived Assets Impairment Evaluation

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. During the years ended December 31, 2019, 2018 and 2017, there were no impairments of long-lived assets.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Long -Lived Asset Reclassified to Held for Sale

During the fourth quarter of 2018, the Company determined that retention of one of its aircraft was ineffective in serving the needs of an expanding nationwide customer base.  As a result of this determination, the Company began marketing the aircraft for sale.  In December 2018, the Company received a non-binding letter of intent to purchase from a third party with expected total proceeds, net of estimated expenses, of $10.9 million.  The sale closed in the first quarter of 2019.  The carrying amount of the aircraft of $10.5 million is reflected in the 2018 consolidated balance sheet in the "Other assets" line item. A $357 thousand gain associated with the sale of the aircraft was recorded upon consummation of the sale in the first quarter of 2019 and is reflected in the 2019 consolidated statement of income in the “Other noninterest income” line item.

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

During 2019, 1,727,999 shares of Class B common stock (non-voting) were converted to Class A common stock (voting) in connection with private sales. This conversion decreased the value of Class B common stock (non-voting) and increased the value of Class A common stock (voting) by $18.3 million.

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

Stock Compensation Plans

The Company recognizes compensation cost based on the fair value of the equity or liability instruments issued. The expense measures the cost of employee services received in exchange for stock options and restricted stock based on the grant-date fair value of the award and recognizes the cost over the vesting period for all awards within an individual grant, including ones with graded vesting features. The fair value of the restricted stock awards or units with a market price condition and implied service period are calculated using the Monte Carlo Simulation method.  The impact of forfeitures on stock-based compensation expense is recognized as forfeitures occur.  See Note 14. Benefit Plans for further discussion and detail.

Fair Value of Financial Instruments

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy established per GAAP which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 12. Fair Value of Financial Instruments for further discussion and detail.

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

	December 31,
	2019	2018	2017
Basic earnings per share:
Net income available to common shareholders	$18,034	$51,448	$100,499
Weighted-average basic shares outstanding	40,222,758	40,056,230	36,592,893
Basic earnings per share	$0.45	$1.28	$2.75
Diluted earnings per share:
Net income available to common shareholders, for diluted earnings per share	$18,034	$51,448	$100,499
Total weighted-average basic shares outstanding	40,222,758	40,056,230	36,592,893
Add effect of dilutive stock options and restricted stock grants	830,756	1,390,520	1,266,642
Total weighted-average diluted shares outstanding	41,053,514	41,446,750	37,859,535
Diluted earnings per share	$0.44	$1.24	$2.65
Anti-dilutive shares	1,071,467	1,111,236	253,338

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Revenue Recognition

In addition to lending and related activities the Company offers various services to customers that generate revenue.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less.  As of December 31, 2019 and 2018, remaining performance obligations consisted primarily of serviced based revenues for contracts with an original expected length of one year or less.

Service based revenues are included in other noninterest income and consist of other recurring revenue streams from services provided by GLS to its clients for settlement, accounting and valuation for government guaranteed loan sales and holdings, fund investment advisory services performed by Canapi Advisors, investment management and financial planning services provided by Live Oak Private Wealth, and administration of trust assets held by the Company's trust department.

Service Based Revenues

GLS provides services when requested by clients.  Each requested service represents a specific performance obligation with a transaction price outlined by GLS' fee schedule.  Revenue is recognized as the requested services are completed and payment is generally received the following month.

Canapi Advisors provides investment advisory services to two financial technology venture funds where its performance obligations are satisfied over time.  Fund management fees are based upon the contractual terms of the limited partnership agreements and are recognized as earned over the specified contract period, which is generally equal to the life of the individual fund. Fund management fees are calculated as a percentage of committed capital, are collected in advance and received quarterly.

Live Oak Private Wealth’s investment management and financial planning performance obligations are generally satisfied over time.  Fees are recognized quarterly based on the quarter-end market value of the managed assets as valued by the custodian of

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

the customer’s assets and the applicable fee rate.  Payment is generally received in advance through a direct charge to customer’s accounts. The Company does not earn performance-based incentives from investment management and financial planning services. Contracts with customers may be terminated at any time by either party.

The Company’s trust department ceased operations in the first quarter of 2019.  Trust account administration performance obligations were generally satisfied over time and fees were recognized monthly, based on the month-end market value of assets in fiduciary accounts and the applicable fee rate.  Fees were generally received after month-end through a direct charge to customers' accounts.  The Company did not earn performance-based incentives from trust account administration services.

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

ROU assets represent the Company's right to use an underlying asset for the lease term. Lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are measured on commencement date based on the present value of the lease payments over the lease term, discounted using the discount rate for the lease at commencement. The discount rate shall be the rate implicit in the lease, however, if that is not readily determinable, the Company will use its incremental borrowing rate. The ROU asset also includes any lease payments made before the commencement date and initial direct costs and excludes any lease incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

See Note 6. Leases for further discussion and detail.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This new guidance replaces the incurred loss impairment methodology in current standards with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates.  ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was effective for the Company on January 1, 2020.  Through the date of adoption, the Company’s cross-functional working group continued to meet in accordance with its implementation plan. During the parallel run process qualitative factors and the reasonable and supportable forecast were refined to ensure the assumptions were appropriate. Operational procedures and internal controls were designed and documented as parallel run results were evaluated. Lastly, an assessment of our third-party vendor’s modeling tool was completed while the Company completed parallel runs utilizing data from the third and fourth quarters of 2019.

Management plans to estimate credit losses over a one-year forecast horizon and revert to long term historical loss experience on a straight-line basis over a one-year period. The duration of the forecast period, the method of reversion, and the duration of the reversion period will all be reevaluated at each reporting period to ensure those judgements are appropriate. Management will include forecasted levels of employment as the primary economic variable it believes to be most relevant based on the nature and composition of the loan portfolio.  Management also plans to leverage economic projections from a reputable and independent third party to inform its reasonable and supportable forecasts over the forecast period.   Based on the fourth quarter parallel run, review of the portfolio, including composition characteristics and quality of the underlying loans, and the prevailing economic conditions and forecasts as of the adoption date, the Company expects the adoption of ASU 2016-13 will result in an immaterial decrease to its loan and lease credit loss reserves of approximately $800 thousand to $1.4 million as well as an immaterial increase to reserves for off-balance sheet exposure of approximately $400 thousand to $800 thousand.  The magnitude of this change is consistent with management’s expectations considering the age of the Bank and its commercial lending specialization.  The adoption of ASU 2016-13 is not expected to have a significant impact on the allowance for expected credit losses for available-for-sale debt securities or other purchased financial assets.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses” (“ASU 2019-11”). ASU 2019-11 addresses issues raised by stakeholders during the implementation of ASU 2016-13 including: (i) clarifying guidance on how to report expected recoveries for purchased financial assets with credit deterioration, (ii) providing transition relief for troubled debt restructurings, (iii) extending disclosure relief related to accrued interest receivables, (iv) clarifying practical expedients related to financial assets secured by collateral maintenance provisions and (v) reinforcing existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The amendments are effective for the Company on January 1, 2020. See discussion of ASU 2016-13 above for impact to the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies accounting for income taxes by removing specific technical exceptions in ASC 740 related to the incremental approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments are effective for the Company on January 1, 2021 with early adoption permitted. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

The Company recorded no merger expenses for the years ended December 31, 2019 and 2018, and $766 thousand for the year ended December 31, 2017 related to the Reltco acquisition.

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

Following is a summary of activity in contingent consideration for the Reltco reporting unit:

Balance, December 31, 2017	$1,900
Fair value adjustments prior to August 1, 2018 sale	(260)
Impact of sale on August 1, 2018	(1,640)
Balance, December 31, 2018	$—

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

This joint venture has been accounted for as an equity method investment. Under the equity method of accounting, the net equity investment of the Bank and the Bank's share of net income or loss from the unconsolidated entity will be reflected in the Company's consolidated balance sheets and the consolidated statements of income.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

The HLBV method is a balance sheet-focused approach. A calculation is prepared at each balance sheet date to determine the amount that unitholders would receive if Apiture were to liquidate all of its assets (at GAAP net book value) and distribute the resulting proceeds to its creditors and unitholders based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is used to derive each unitholder's share of the income (loss) for the period. Due to the stated cash earnings preference to First Data and because the HLBV method incorporates non-cash items such as amortization expense, in any given period, income or loss may be allocated disproportionately to unitholders as compared to their respective ownership percentage in our operating partnership, and net income (loss) attributable to the Bank could be more or less net income than actual cash distributions received and more or less income (loss) than what may be received in the event of an actual liquidation. Additionally, the HLBV method could result in no net income attributable to the Company during a period when Apiture reports net income. The Company recognized $4.4 million in net losses in 2019 and no net income or loss in 2018 and 2017 as a result of its investment in Apiture.

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

Note 4. Securities

The carrying amount of securities and their approximate fair values are reflected in the following table:

December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US treasury securities	$4,988	$27	$—	$5,015
US government agencies	22,444	335	—	22,779
Mortgage-backed securities	488,694	15,530	927	503,297
Municipal bonds	8,493	469	8	8,954
Total	$524,619	$16,361	$935	$540,045

December 31, 2018
US treasury securities	$4,969	$—	$3	$4,966
US government agencies	31,121	48	225	30,944
Mortgage-backed securities	345,606	1,340	3,365	343,581
Municipal bond	1,000	—	1	999
Total	$382,696	$1,388	$3,594	$380,490

Eleven securities totaling $36.2 million were sold resulting in a net gain of $620 thousand during the year ended December 31, 2019.

There were no sales of securities during the year ended December 31, 2018, and 2017.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$42,835	$460	$36,518	$467	$79,353	$927
Municipal bonds	—	—	92	8	92	8
Total	$42,835	$460	$36,610	$475	$79,445	$935

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US treasury securities	$4,966	$3	$—	$—	$4,966	$3
US government agencies	—	—	16,268	225	16,268	225
Mortgage-backed securities	164,836	1,177	51,371	2,188	216,207	3,365
Municipal bond	999	1	—	—	999	1
Total	$170,801	$1,181	$67,639	$2,413	$238,440	$3,594

At December 31, 2019, there were twenty-two residential mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and ten residential mortgage-backed securities and ten commercial mortgage-backed securities in unrealized loss positions for less than 12 months.  Unrealized losses at December 31, 2018 consisted of thirty-one residential mortgage-backed securities and six US government agencies for greater than 12 months and twenty-five residential mortgage-backed securities, one US Treasury security and one municipal bond in unrealized loss positions for less than 12 months.

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

All residential mortgage-backed securities in the Company’s portfolio at December 31, 2019 and 2018 were backed by US government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following is a summary of investment securities by maturity:

	December 31, 2019
	Available-for-sale
	Amortized cost	Fair value
US treasury securities
Within one year	$4,988	$5,015
Total	4,988	5,015

US government agencies
Within one year	7,008	7,052
One to five years	12,520	12,673
Five to ten years	2,916	3,054
Total	22,444	22,779

Mortgage-backed securities
One to five years	5,030	5,131
Five to ten years	152,561	159,082
After 10 years	331,103	339,084
Total	488,694	503,297

Municipal bonds
After 10 years	8,493	8,954
Total	8,493	8,954

Total	$524,619	$540,045

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

There were no investment securities pledged at December 31, 2019.  At December 31, 2018, investment securities with a fair market value of $2.5 million were pledged to the Company's trust department for uninsured trust assets held by the trust department and $100 thousand was pledged to the Ohio State Treasurer to allow the Company's trust department to conduct business in the State of Ohio.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 5. Loans and Leases Held for Investment and Credit Quality

Loans and leases consist of the following:

	December 31, 2019	December 31, 2018
Commercial & Industrial
Agriculture	$9,344	$6,400
Funeral Home & Cemetery	26,388	17,378
Healthcare	45,581	51,082
Independent Pharmacies	106,096	108,783
Registered Investment Advisors	99,191	94,338
Veterinary Industry	51,251	45,604
Other Industries	557,146	295,163
Total	894,997	618,748
Construction & Development
Agriculture	44,571	43,454
Funeral Home & Cemetery	9,033	9,874
Healthcare	94,742	81,619
Independent Pharmacies	443	2,149
Registered Investment Advisors	2,404	1,232
Veterinary Industry	22,132	14,094
Other Industries	173,993	96,482
Total	347,318	248,904
Commercial Real Estate
Agriculture	50,365	53,085
Funeral Home & Cemetery	113,517	71,344
Healthcare	247,625	188,531
Independent Pharmacies	26,379	20,597
Registered Investment Advisors	7,431	7,905
Veterinary Industry	146,319	136,721
Other Industries	461,157	260,847
Total	1,052,793	739,030
Commercial Land
Agriculture	344,732	243,798
Total	344,732	243,798
Total Loans and Leases [1]	2,639,840	1,850,480
Net Deferred Costs	11,400	5,960
Discount on SBA 7(a) and USDA Unguaranteed [2]	(3,941)	(13,021)
Loans and Leases, Net of Unearned	$2,647,299	$1,843,419

1	Total loans and leases include $700.6 million and $305.4 million of U.S. government guaranteed loans as of December 31, 2019 and December 31, 2018, respectively.
2

The Company measures the carrying value of the retained portion of loans sold at fair value under ASC Subtopic 825-10. The value of these retained loan balances is discounted based on the estimates derived from comparable unguaranteed loan sales.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Credit Quality Indicators

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following tables summarize the risk grades of each category:

December 31, 2019	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
Commercial & Industrial
Agriculture	$8,684	$219	$441	$9,344
Funeral Home & Cemetery	24,446	1,942	—	26,388
Healthcare	36,151	1,429	8,001	45,581
Independent Pharmacies	92,964	6,986	6,146	106,096
Registered Investment Advisors	95,613	2,066	1,512	99,191
Veterinary Industry	46,936	1,718	2,597	51,251
Other Industries	506,070	38,217	12,859	557,146
Total	810,864	52,577	31,556	894,997
Construction & Development
Agriculture	44,571	—	—	44,571
Funeral Home & Cemetery	9,033	—	—	9,033
Healthcare	90,454	3,582	706	94,742
Independent Pharmacies	443	—	—	443
Registered Investment Advisors	2,404	—	—	2,404
Veterinary Industry	22,132	—	—	22,132
Other Industries	162,098	11,895	—	173,993
Total	331,135	15,477	706	347,318
Commercial Real Estate
Agriculture	47,187	1,093	2,085	50,365
Funeral Home & Cemetery	105,753	5,987	1,777	113,517
Healthcare	201,322	16,740	29,563	247,625
Independent Pharmacies	16,385	2,037	7,957	26,379
Registered Investment Advisors	7,431	—	—	7,431
Veterinary Industry	127,893	8,671	9,755	146,319
Other Industries	415,536	37,254	8,367	461,157
Total	921,507	71,782	59,504	1,052,793
Commercial Land
Agriculture	306,046	10,118	28,568	344,732
Total	306,046	10,118	28,568	344,732
Total[1]	$2,369,552	$149,954	$120,334	$2,639,840

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2018	Risk Grades 1 - 4	Risk Grade 5	Risk Grades 6 - 8	Total
Commercial & Industrial
Agriculture	$6,187	$213	$—	$6,400
Funeral Home & Cemetery	17,085	287	6	17,378
Healthcare	38,908	2,502	9,672	51,082
Independent Pharmacies	93,976	5,734	9,073	108,783
Registered Investment Advisors	88,614	2,381	3,343	94,338
Veterinary Industry	42,175	1,190	2,239	45,604
Other Industries	272,771	18,463	3,929	295,163
Total	559,716	30,770	28,262	618,748
Construction & Development
Agriculture	43,454	—	—	43,454
Funeral Home & Cemetery	9,874	—	—	9,874
Healthcare	79,814	1,805	—	81,619
Independent Pharmacies	2,149	—	—	2,149
Registered Investment Advisors	1,232	—	—	1,232
Veterinary Industry	14,094	—	—	14,094
Other Industries	96,482	—	—	96,482
Total	247,099	1,805	—	248,904
Commercial Real Estate
Agriculture	52,518	567	—	53,085
Funeral Home & Cemetery	64,487	3,711	3,146	71,344
Healthcare	161,026	7,696	19,809	188,531
Independent Pharmacies	12,509	2,495	5,593	20,597
Registered Investment Advisors	7,780	125	—	7,905
Veterinary Industry	117,879	4,205	14,637	136,721
Other Industries	255,651	5,196	—	260,847
Total	671,850	23,995	43,185	739,030
Commercial Land
Agriculture	223,826	8,914	11,058	243,798
Total	223,826	8,914	11,058	243,798
Total[1]	$1,702,491	$65,484	$82,505	$1,850,480

1

Total loans and leases include $700.6 million of U.S. government guaranteed loans as of December 31, 2019, segregated by risk grade as follows: Risk Grades 1 – 4 = $561.6 million, Risk Grade 5 = $57.5 million, Risk Grades 6 – 8 = $81.6 million. As of December 31, 2018, total loans and leases include $305.4 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $236.1 million, Risk Grade 5 = $10.1 million, Risk Grades 6 – 8 = $59.2 million.

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

December 31, 2019	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
Commercial & Industrial
Agriculture	$269	$—	$—	$—	$269	$9,075	$9,344	$—
Funeral Home & Cemetery	—	—	—	—	—	26,388	26,388	—
Healthcare	28	—	1,725	4,731	6,484	39,097	45,581	—
Independent Pharmacies	2,725	59	—	3,261	6,045	100,051	106,096	—
Registered Investment Advisors	—	252	1,132	143	1,527	97,664	99,191	—
Veterinary Industry	—	—	504	1,457	1,961	49,290	51,251	—
Other Industries	—	8,366	517	6,395	15,278	541,868	557,146	—
Total	3,022	8,677	3,878	15,987	31,564	863,433	894,997	—
Construction & Development
Agriculture	—	—	—	—	—	44,571	44,571	—
Funeral Home & Cemetery	—	—	—	—	—	9,033	9,033	—
Healthcare	—	—	—	—	—	94,742	94,742	—
Independent Pharmacies	—	—	—	—	—	443	443	—
Registered Investment Advisors	—	—	—	—	—	2,404	2,404	—
Veterinary Industry	—	—	—	—	—	22,132	22,132	—
Other Industries	—	—	—	—	—	173,993	173,993	—
Total	—	—	—	—	—	347,318	347,318	—
Commercial Real Estate
Agriculture	2,085	—	—	—	2,085	48,280	50,365	—
Funeral Home & Cemetery	127	2,542	—	1,650	4,319	109,198	113,517	—
Healthcare	—	4,976	28	12,766	17,770	229,855	247,625	—
Independent Pharmacies	—	—	930	5,708	6,638	19,741	26,379	—
Registered Investment Advisors	—	—	—	—	—	7,431	7,431	—
Veterinary Industry	865	586	1,727	2,964	6,142	140,177	146,319	—
Other Industries	—	7,027	—	—	7,027	454,130	461,157	—
Total	3,077	15,131	2,685	23,088	43,981	1,008,812	1,052,793	—
Commercial Land
Agriculture	24,570	965	—	—	25,535	319,197	344,732	—
Total	24,570	965	—	—	25,535	319,197	344,732	—
Total[1]	$30,669	$24,773	$6,563	$39,075	$101,080	$2,538,760	$2,639,840	$—

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2018	Less Than 30 Days Past Due & Not Accruing	30-89 Days Past Due & Accruing	30-89 Days Past Due & Not Accruing	Greater Than 90 Days Past Due	Total Not Accruing & Past Due	Current	Total Loans and Leases	90 Days or More Past Due & Still Accruing
Commercial & Industrial
Agriculture	$—	$—	$—	$—	$—	$6,400	$6,400	$—
Funeral Home & Cemetery	—	—	—	—	—	17,378	17,378	—
Healthcare	41	1,027	665	6,821	8,554	42,528	51,082	—
Independent Pharmacies	1,399	29	—	7,570	8,998	99,785	108,783	—
Registered Investment Advisors	—	232	320	2,741	3,293	91,045	94,338	—
Veterinary Industry	—	—	600	906	1,506	44,098	45,604	—
Other Industries	2,669	166	—	504	3,339	291,824	295,163	—
Total	4,109	1,454	1,585	18,542	25,690	593,058	618,748	—
Construction & Development
Agriculture	—	—	—	—	—	43,454	43,454	—
Funeral Home & Cemetery	—	—	—	—	—	9,874	9,874	—
Healthcare	—	—	—	—	—	81,619	81,619	—
Independent Pharmacies	—	—	—	—	—	2,149	2,149	—
Registered Investment Advisors	—	—	—	—	—	1,232	1,232	—
Veterinary Industry	—	—	—	—	—	14,094	14,094	—
Other Industries	—	—	—	—	—	96,482	96,482	—
Total	—	—	—	—	—	248,904	248,904	—
Commercial Real Estate
Agriculture	—	—	—	—	—	53,085	53,085	—
Funeral Home & Cemetery	248	—	—	2,762	3,010	68,334	71,344	—
Healthcare	42	1,668	—	7,417	9,127	179,404	188,531	—
Independent Pharmacies	—	3,400	—	2,193	5,593	15,004	20,597	—
Registered Investment Advisors	—	—	—	—	—	7,905	7,905	—
Veterinary Industry	1,644	3,757	2,899	5,191	13,491	123,230	136,721	—
Other Industries	—	10,743	—	—	10,743	250,104	260,847	—
Total	1,934	19,568	2,899	17,563	41,964	697,066	739,030	—
Commercial Land
Agriculture	6,277	—	—	4,781	11,058	232,740	243,798	—
Total	6,277	—	—	4,781	11,058	232,740	243,798	—
Total[1]	$12,320	$21,022	$4,484	$40,886	$78,712	$1,771,768	1,850,480	$—

1

Total loans and leases include $700.6 million of U.S. government guaranteed loans as of December 31, 2019, of which $30.1 million is greater than 90 days past due, $20.7 million is 30-89 days past due and $649.8 million is included in current loans and leases as presented above. As of December 31, 2018, total loans and leases include $305.4 million of U.S. government guaranteed loans, of which $33.4 million is greater than 90 days past due, $9.0 million is 30-89 days past due and $263.0 million is included in current loans and leases as presented above.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Nonaccrual Loans and Leases

Loans and leases that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans and leases had been accrued in accordance with the original terms, interest income would have increased by approximately $3.4 million, $2.8 million and $1.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. All nonaccrual loans and leases are included in the held for investment portfolio.

Nonaccrual loans and leases as of December 31, 2019 and December 31, 2018 are as follows:

December 31, 2019	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Agriculture	$269	$215	$54
Healthcare	6,484	5,516	968
Independent Pharmacies	5,986	5,187	799
Registered Investment Advisors	1,275	956	319
Veterinary Industry	1,961	1,812	149
Other Industries	6,912	5,577	1,335
Total	22,887	19,263	3,624
Commercial Real Estate
Agriculture	2,085	1,564	521
Funeral Home & Cemetery	1,777	1,293	484
Healthcare	12,794	7,616	5,178
Independent Pharmacies	6,638	5,673	965
Veterinary Industry	5,556	4,602	954
Total	28,850	20,748	8,102
Commercial Land
Agriculture	24,570	18,388	6,182
Total	24,570	18,388	6,182
Total	$76,307	$58,399	$17,908

December 31, 2018	Loan and Lease Balance	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Healthcare	$7,527	$6,517	$1,010
Independent Pharmacies	8,969	7,896	1,073
Registered Investment Advisors	3,061	2,427	634
Veterinary Industry	1,506	1,361	145
Other Industries	3,173	2,147	1,026
Total	24,236	20,348	3,888
Commercial Real Estate
Funeral Home & Cemetery	3,010	2,260	750
Healthcare	7,459	4,963	2,496
Independent Pharmacies	2,193	1,863	330
Veterinary Industry	9,734	8,271	1,463
Total	22,396	17,357	5,039
Commercial Land
Agriculture	11,058	5,497	5,561
Total	11,058	5,497	5,561
Total	$57,690	$43,202	$14,488

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

The ALLL policy for pooled loans and leases is governed in accordance with banking regulatory guidance for homogenous pools of non-impaired loans and leases that have similar risk characteristics. The Company follows a consistent and structured approach for assessing the need for reserves within each individual loan and lease pool. Quantitative allowances are calculated based on the loss experience of specific types of loans.  Internal and external risk indicators are considered when calculating qualitative allowances.  These risk indicators include business type concentrations, vertical maturity, unemployment rates, experience of the bank’s servicing staff, and changes in asset quality.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

•	The Present Value of Future Cash Flows method takes into account the amount and timing of cash flows and the effective interest rate used to discount the cash flows.

The following tables detail activity in the allowance for loan and lease losses by portfolio segment allowance for the periods presented:

	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
December 31, 2019
Beginning Balance	$2,042	$11,044	$14,562	$4,786	$32,434
Charge offs	—	(1,179)	(2,784)	(327)	(4,290)
Recoveries	—	33	492	5	530
Provision	689	4,684	13,143	1,057	19,573
Ending Balance	$2,731	$14,582	$25,413	$5,521	$48,247

December 31, 2018
Beginning Balance	$2,030	$9,180	$10,751	$2,229	$24,190
Charge offs	—	(1,041)	(4,215)	(241)	(5,497)
Recoveries	—	190	493	—	683
Provision	12	2,715	7,533	2,798	13,058
Ending Balance	$2,042	$11,044	$14,562	$4,786	$32,434

December 31, 2017
Beginning Balance	$1,693	$5,897	$8,413	$2,206	$18,209
Charge offs	—	(1,177)	(2,617)	(58)	(3,852)
Recoveries	—	191	101	5	297
Provision	337	4,269	4,854	76	9,536
Ending Balance	$2,030	$9,180	$10,751	$2,229	$24,190

The following tables detail the recorded allowance for loan and lease losses and the investment in loans and lease related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

December 31, 2019	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$17	$4,818	$7,676	$4,426	$16,937
Loans and leases collectively evaluated for impairment	2,714	9,764	17,737	1,095	31,310
Total allowance for loan and lease losses	$2,731	$14,582	$25,413	$5,521	$48,247
Loans and leases receivable [1]:
Loans and leases individually evaluated for impairment	$719	$70,873	$34,434	$45,621	$151,647
Loans and leases collectively evaluated for impairment	346,599	981,920	860,563	299,111	2,488,193
Total loans and leases receivable	$347,318	$1,052,793	$894,997	$344,732	$2,639,840

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2018	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
Allowance for Loan and Lease Losses:
Loans and leases individually evaluated for impairment	$118	$2,424	$2,598	$3,951	$9,091
Loans and leases collectively evaluated for impairment	1,924	8,620	11,964	835	23,343
Total allowance for loan and lease losses	$2,042	$11,044	$14,562	$4,786	$32,434
Loans and Leases Receivable [1]:
Loans and leases individually evaluated for impairment	$5,027	$46,731	$28,659	$21,997	$102,414
Loans and leases collectively evaluated for impairment	243,877	692,299	590,089	221,801	1,748,066
Total loans and leases receivable	$248,904	$739,030	$618,748	$243,798	$1,850,480

1

Loans and leases receivable includes $700.6 million of U.S. government guaranteed loans as of December 31, 2019, of which $103.8 million are impaired. As of December 31, 2018, loans and leases receivable includes $305.4 million of U.S. government guaranteed loans, of which $72.4 million are considered impaired.

Loans and leases classified as impaired as of the dates presented are summarized in the following tables.

December 31, 2019	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Agriculture	$455	$289	$166
Healthcare	8,023	5,516	2,507
Independent Pharmacies	6,148	5,187	961
Registered Investment Advisors	1,506	956	550
Veterinary Industry	2,645	2,186	459
Other Industries	15,657	8,019	7,638
Total	34,434	22,153	12,281
Construction & Development
Healthcare	719	530	189
Total	719	530	189
Commercial Real Estate
Agriculture	2,085	1,564	521
Funeral Home & Cemetery	1,780	1,293	487
Healthcare	29,676	17,025	12,651
Independent Pharmacies	7,964	6,662	1,302
Veterinary Industry	12,648	8,850	3,798
Other Industries	16,720	11,620	5,100
Total	70,873	47,014	23,859
Commercial Land
Agriculture	45,621	34,121	11,500
Total	45,621	34,121	11,500
Total	$151,647	$103,818	$47,829

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2018	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Agriculture	$7	$—	$7
Funeral Home & Cemetery	6	—	6
Healthcare	9,668	7,229	2,439
Independent Pharmacies	9,356	7,896	1,460
Registered Investment Advisors	3,347	2,427	920
Veterinary Industry	2,326	1,819	507
Other Industries	3,949	2,304	1,645
Total	28,659	21,675	6,984
Construction & Development
Agriculture	5,027	3,704	1,323
Total	5,027	3,704	1,323
Commercial Real Estate
Agriculture	1,798	1,299	499
Funeral Home & Cemetery	3,143	2,261	882
Healthcare	20,442	14,559	5,883
Independent Pharmacies	5,633	4,079	1,554
Veterinary Industry	15,715	11,613	4,102
Total	46,731	33,811	12,920
Commercial Land
Agriculture	21,997	13,177	8,820
Total	21,997	13,177	8,820
Total	$102,414	$72,367	$30,047

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following table presents evaluated balances of loans and leases classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan and lease fees or costs.

	December 31, 2019
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Agriculture	$449	$6	$455	$465	$99
Healthcare	8,023	—	8,023	8,729	1,422
Independent Pharmacies	6,047	101	6,148	7,195	327
Registered Investment Advisors	1,506	—	1,506	1,512	381
Veterinary Industry	2,486	159	2,645	2,935	140
Other Industries	15,459	198	15,657	16,403	5,307
Total	33,970	464	34,434	37,239	7,676
Construction & Development
Healthcare	719	—	719	706	17
Total	719	—	719	706	17
Commercial Real Estate
Agriculture	2,085	—	2,085	2,085	45
Funeral Home & Cemetery	1,653	127	1,780	1,851	193
Healthcare	27,834	1,842	29,676	29,581	2,765
Independent Pharmacies	7,964	—	7,964	8,248	352
Veterinary Industry	11,952	696	12,648	13,816	1,207
Other Industries	16,001	719	16,720	16,358	256
Total	67,489	3,384	70,873	71,939	4,818
Commercial Land
Agriculture	45,621	—	45,621	45,696	4,426
Total	45,621	—	45,621	45,696	4,426
Total Impaired Loans and Leases	$147,799	$3,848	$151,647	$155,580	$16,937

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

	December 31, 2019		December 31, 2018		December 31, 2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Agriculture	$405	$2	$6	$—	$—	$—
Funeral Home & Cemetery	—	—	6	—	8	—
Healthcare	8,446	113	9,825	95	6,101	53
Independent Pharmacies	6,452	19	8,510	40	6,018	100
Registered Investment Advisors	1,733	18	3,197	38	759	50
Veterinary Industry	2,682	49	2,451	69	2,523	45
Other Industries	15,390	189	3,997	48	—	—
Total	35,108	390	27,992	290	15,409	248
Construction & Development
Agriculture	—	—	4,951	20	—	—
Healthcare	722	22	—	—	1,240	11
Total	722	22	4,951	20	1,240	11
Commercial Real Estate
Agriculture	1,773	—	1,738	10	—	—
Funeral Home & Cemetery	1,898	2	3,204	91	2,882	50
Healthcare	27,980	955	19,845	515	4,381	49
Independent Pharmacies	7,276	111	6,021	22	1,708	—
Veterinary Industry	13,126	406	—	—	—	—
Other Industries	13,681	377	16,735	437	14,605	536
Total	65,734	1,851	47,543	1,075	23,576	635
Commercial Land
Agriculture	37,217	954	22,138	188	113	—
Total	37,217	954	22,138	188	113	—
Total	$138,781	$3,217	$102,624	$1,573	$40,338	$894

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following table represent the types of TDRs that were made during the periods presented:

	December 31, 2019		December 31, 2018		December 31, 2017
	All Restructurings		All Restructurings		All Restructurings
	Number of Loans and Leases	Recorded Investment at period end	Number of Loans and Leases	Recorded Investment at period end	Number of Loans and Leases	Recorded Investment at period end
Interest Only
Construction and Development
Healthcare	—	$—	1	$634	—	$—
Commercial & Industrial
Other Industries	1	348	—	—	—	—
Total Interest Only	1	348	1	634	—	—
Rate Concession
Commercial Land
Agriculture	1	87	—	—	—	—
Total Rate Concession	1	87	—	—	—	—
Interest Only & Rate Concession
Commercial Land
Agriculture	—	—	4	10,240	—	—
Total Interest Only & Rate Concession	—	—	4	10,240	—	—
Extended Amortization
Construction and Development
Agriculture	—	—	1	3,067	—	—
Commercial Land
Agriculture	1	1,566	1	6	—	—
Total Extended Amortization	1	1,566	2	3,073	—	—
Extended Amortization and Rate Concession
Construction and Development
Agriculture	—	—	1	1,872	—	—
Commercial Real Estate
Agriculture	—	—	1	1,732	—	—
Commercial & Industrial
Registered Investment Advisors	—	—	1	1,254	—	—
Commercial Land
Agriculture	4	7,525	—	—	—	—
Total Extended Amortization and Rate Concession	4	7,525	3	4,858	—	—
Payment Deferral and Extended Amortization
Commercial Land
Agriculture	—	—	1	608	—	—
Commercial & Industrial
Independent Pharmacies	—	—	—	—	1	1,102
Total Payment Deferral and Extended Amortization	—	—	1	608	1	1,102
Payment Deferral & Rate Concession
Commercial Real Estate
Other Industries	2	3,701	—	—	—	—
Total Payment Deferral & Rate Concession	2	3,701	—	—	—	—
Payment Deferral
Commercial & Industrial
Veterinary Industry	—	—	—	—	2	127
Healthcare	1	574	—	—	—	—
Commercial Real Estate
Healthcare	1	1,841	—	—	—	—
Total Payment Deferral	2	2,415	—	—	2	127
Total	11	$15,642	11	$19,413	3	$1,229

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Concessions made to improve a loan and lease’s performance have varying degrees of success. During the twelve months ended December 31, 2019, two TDRs that were modified within the twelve months ended December 31, 2019 subsequently defaulted. One TDR default was a commercial real estate healthcare loan that was previously modified for payment deferral and had a recorded investment of $1.8 million at December 31, 2019. The second TDR default was a commercial & industrial healthcare loan that was previously modified for payment deferral and had a recorded investment of $574 thousand at December 31, 2019. During the twelve months ended December 31, 2018, no TDRs that were modified within the twelve months ended December 31, 2018 subsequently defaulted. During the twelve months ended December 31, 2017, one TDR that was modified within the twelve months ended December 31, 2017 subsequently defaulted. This TDR was a commercial and industrial independent pharmacy loan that was previously modified for payment deferral and extended amortization. The recorded investment for this TDR at December 31, 2017 was $1.1 million.

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

Direct Financing Leases

The gross lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

	As of December 31,
	2019	2018

Gross direct finance lease payments receivable	$13,959	$12,541
Less - unearned interest	(2,562)	(2,635)
Net investment in direct financing leases	$11,397	$9,906

Future minimum lease payments receivable under direct finance leases are as follows:

As of December 31, 2019	Amount
2020	$3,081
2021	2,969
2022	2,705
2023	2,260
2024	1,635
Thereafter	1,309
Total	$13,959

Interest income of $991 thousand, $401 thousand and $55 thousand was recognized in the twelve months ended December 31, 2019, 2018 and 2017, respectively.

Operating Leases

As of December 31, 2019 and 2018, the Company had a net investment of $144.3 million and $148.8 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $164.3 million and $159.2 million and accumulated depreciation was $20.0 million and $10.4 million as of December 31, 2019 and 2018, respectively. Depreciation expense recognized on these assets for the twelve months ended December 31, 2019, 2018 and 2017 was $9.7 million, $8.2 million and $2.2 million, respectively.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Lease income of $9.4 million, $8.0 million and $1.9 million was recognized in the twelve months ended December 31, 2019, 2018 and 2017, respectively.

A maturity analysis of future minimum lease payments receivable under non-cancelable operating leases is as follows:

As of December 31, 2019	Amount
2020	$9,005
2021	9,052
2022	9,044
2023	9,075
2024	8,808
Thereafter	40,110
Total	$85,094

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

The Company has a finance lease for fitness equipment, and it has a remaining lease term of approximately 2.92 years. There are no options to extend or terminate this lease.

The components of lease expense are as follows:

	December 31, 2019	December 31, 2018
Operating lease cost	$186	$669
Short-term lease cost	25	528
Finance lease cost:
Amortization of right-of-use assets	1	4
Interest expense on lease liabilities	—	—
Sublease income	(9)	(35)
Total net lease cost	$203	$1,166

Supplemental disclosure for the consolidated balance sheet related to finance leases is as follows:

December 31, 2019
Finance lease right-of-use asset	$13
Finance lease liability	14

The weighted average remaining lease term and weighted average discount rate for leases are as follows:

As of December 31, 2019
Weighted average remaining lease term (years)
Operating leases	13.41
Finance lease	2.92
Weighted average discount rate
Operating leases	3.12%
Finance lease	3.10%

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

A maturity analysis of operating and finance lease liabilities is as follows:

As of December 31, 2019	Operating Leases	Finance Leases
2020	$670	$5
2021	459	5
2022	434	5
2023	306	—
2024	194	—
Thereafter	1,245	—
Total lease payments	3,308	15
Less: imputed interest	(689)	(1)
Total lease liabilities	$2,619	$14

Lease disclosures for the years ended December 31, 2018 and 2017 prior to the adoption of ASC 842 are as follows:

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2018 pertaining to Company premises and equipment, future minimum rent commitments under various operating leases are as follows:

As of December 31, 2018	Amount
2019	$1,068
2020	512
2021	316
2022	275
2023	144
Thereafter	107
Total	$2,422

Lease payments for renewal options are not included in the future minimum lease table as of December 31, 2018.

The Company’s total rent expense related to the aforementioned leases for 2018 and 2017 was $1.2 million and $848 thousand, respectively.
Note 7. Servicing Assets

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.26 billion, $2.63 billion and $2.44 billion at December 31, 2019, 2018 and 2017, respectively.  The unpaid principal balance for all loans serviced for others was $2.97 billion, $3.22 billion and $2.85 billion at December 31, 2019, 2018 and 2017, respectively.

The following summarizes the activity pertaining to servicing rights:

	2019	2018
Balance at beginning of period	$47,641	$52,298
Additions, net	4,305	16,568
Fair value changes:
Due to changes in valuation inputs or assumptions	(3,127)	(7,238)
Decay due to increases in principal paydowns or runoff	(13,454)	(13,987)
Balance at end of period	$35,365	$47,641

The fair value of servicing rights was determined using a weighted average discount rate of 14.1% on December 31, 2019 and 14.5% on December 31, 2018. The fair value of servicing rights was determined using a weighted average prepayment speed of 16.4% on December 31, 2019 and 12.0% on December 31, 2018.  Changes to fair value are reported in loan servicing asset revaluation within the consolidated statements of income.

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

Note 8. Premises, Equipment and Leases

Components of Premises and Equipment

Components of premises and equipment and total accumulated depreciation at December 31, 2019 and 2018 are as follows:

	2019	2018
Buildings	$54,671	$31,880
Land improvements	5,180	3,592
Furniture and equipment	17,878	10,878
Computers and software	5,134	665
Leasehold improvements	8,078	7,757
Land	8,650	8,650
Transportation	60,947	30,867
Solar panels	164,295	159,161
Deposits on fixed assets	596	36,180
Premises and equipment, total	325,429	289,630
Less accumulated depreciation	(46,330)	(27,106)
Premises and equipment, net of depreciation	$279,099	$262,524

Deposits on fixed assets at December 31, 2019 consist primarily of construction costs related to building reconfiguration at the Company’s headquarters, campus signage and tradeshow equipment.   The decrease in deposits on fixed assets and the increases in the fixed asset categories for premises, equipment and transportation from December 31, 2018 to 2019 is primarily related to the completion of the Company’s third building and fitness facility at its headquarters campus and new airplane purchase.  Depreciation expense for the years ended December 31, 2019, 2018 and 2017 amounted to $19.3 million, $16.0 million and $9.6 million, respectively.

Note 9. Deposits

The types of deposits at December 31, 2019 and 2018 are:

	2019	2018
Noninterest-bearing deposits	$54,107	$53,993
Interest-bearing deposits:
Interest-bearing checking	—	2,099
Money market	86,754	89,329
Savings	1,101,065	886,718
Time deposits	2,987,196	2,117,444
Total	4,175,015	3,095,590
Total deposits	$4,229,122	$3,149,583

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2019 and 2018 was approximately $554.4 million and $378.0 million, respectively.  At December 31, 2019 the scheduled maturities of total time deposits are as follows:

Year	Amount
2020	$2,085,287
2021	507,417
2022	146,044
2023	110,121
2024	83,314
Thereafter	55,013
Total	$2,987,196

There were no pledged certificates of deposit as of December 31, 2019 and 2018.

Note 10. Borrowings

Total outstanding borrowings consisted of the following:

	December 31, 2019	December 31, 2018
Borrowings

In 2015, the Company transferred two related party loans to an unaffiliated commercial bank in exchange for $4.7 million. The exchange price equated to the unpaid principal balance plus accrued but uncollected interest at the time of transfer. The terms of the transfer agreement with the unaffiliated commercial bank identified the transaction as a secured borrowing for accounting purposes.  Interest accrued at prime plus 1% with monthly principal and interest payments over a term of 60 months. The maturity date was October 5, 2019.  The pledged collateral was classified in other assets with a fair value of $1.4 million at December 31, 2018.  The remaining loan with an outstanding balance of $1.3 million was repurchased by the Company on November 7, 2019.

	$—	$1,441
In 2019, the Company renewed a revolving line of credit issued in 2017. The line of credit is unsecured and accrues interest at 30-day LIBOR plus 1.15% for a term of 13 months. Payments are interest only with all principal and accrued interest due on October 20, 2020. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. No advances have been made to this line of credit and there is $50 million of available credit remaining at December 31, 2019.	—	—
In October 2017, the Company entered into a financing lease of $19 thousand with an unaffiliated equipment lease company, secured by fitness equipment which is included in premises and equipment on the consolidated balance sheet. Payments are principal and interest due monthly starting December 15, 2017 over a term of 60 months. At the end of the lease term there is a $1.00 bargain purchase option. As of January 1, 2019, this borrowing was revised in accordance with ASU 2016-02.	14	16
Total borrowings	$14	$1,457

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $72.5 million and $47.5 million as of December 31, 2019 and 2018. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of December 31, 2019 or 2018.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The Company has entered into a repurchase agreement with a third party for up to $5.0 million as of December 31, 2019 and 2018. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received.  The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of December 31, 2019 and 2018.

On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. As of December 31, 2019 and 2018, there was $1.14 billion and $849.1 million, respectively, of potential borrowing capacity available under this agreement. There is no collateral pledged and no advances outstanding as of December 31, 2019 or 2018.

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $526.8 million and $395.2 million as of December 31, 2019 and 2018, respectively.   At December 31, 2019 and 2018, the Company had approximately $294.5 million and $218.0 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of December 31, 2019 or 2018.

Note 11. Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

	2019	2018	2017
Current income tax expense (benefit):
Federal	$1,339	$585	$(15,424)
State	2,625	(51)	1,162
Total current tax expense (benefit)	3,964	534	(14,262)
Deferred income tax expense (benefit):
Federal	3,031	(7,868)	8,389
State	(1,564)	1,932	3,628
Total deferred tax expense (benefit)	1,467	(5,936)	12,017
Income tax expense (benefit), as reported	$5,431	$(5,402)	$(2,245)

Reported income tax expense (benefit) differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% in 2019 and 2018 and 35% in 2017 to income before income taxes as follows:

	2019	2018	2017
Income tax expense computed at the statutory rate	$4,928	$9,670	$34,389

State income tax, net of federal benefit	838	1,485	3,114
Stock-based compensation expense	443	268	(380)
Change in U.S. tax rate	—	244	(18,921)
Decrease in taxes due to investment tax credit	(1,561)	(17,846)	(20,509)
Other	783	777	62
Total income tax expense (benefit)	$5,431	$(5,402)	$(2,245)

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

Components of deferred tax assets and liabilities are as follows:

	2019	2018
Deferred tax assets:
Tax credit carryforwards	$37,619	$39,560
Allowance for loan and lease losses	11,579	7,784
Net operating loss carryforwards	83	5,046
Mark to market on loans held for sale	10,501	1,780
Stock-based compensation expense	4,918	3,004
Goodwill and intangibles	720	720
Accrued expenses	1,372	430
Net unrealized losses on securities available for sale	—	529
Operating lease liabilities	629	—
Other	977	1,573
Total deferred tax assets	68,398	60,426

Deferred tax liabilities:
Investment in joint venture	15,538	16,596
Unguaranteed loan discount	13,076	8,535
Premises and equipment	45,291	40,032
Deferred loan fees and costs, net	1,417	987
Net unrealized gains on securities available for sale	3,702	—
Operating lease right-of-use assets	584	—
Other	538	326
Total deferred tax liabilities	80,146	66,476
Net deferred tax liability	$11,748	$6,050

The Company has recorded a deferred tax asset of $37.6 million related to federal tax credit carryforwards which will begin to expire in 2037.

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

The Company does not have any material uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2019, 2018 and 2017. The Company files a consolidated income tax return in the U.S. federal tax jurisdiction.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

Recurring Fair Value

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2019	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US treasury securities	$5,015	$—	$5,015	$—
US government agencies	22,779	—	22,779	—
Mortgage-backed securities	503,297	—	503,297	—
Municipal bonds[1]	8,954	—	8,862	92
Servicing assets[2]	35,365	—	—	35,365
Mutual fund	2,206	—	2,206	—
Equity warrant assets[3]	570	—	—	570
Total assets at fair value	$578,186	$—	$542,159	$36,027

December 31, 2018	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US treasury securities	$4,966	$—	$4,966	$—
US government agencies	30,944	—	30,944	—
Mortgage-backed securities	343,581	—	343,581	—
Municipal bond[1]	999	—	—	999
Servicing assets[2]	47,641	—	—	47,641
Mutual fund	2,099	—	2,099	—
Equity warrant assets[3]	527	—	—	527
Total assets at fair value	$430,757	$—	$381,590	$49,167

1

During the year ended December 31, 2019, the Company sold $900 thousand of a municipal bond to a third party and recorded a fair value adjustment loss of $8 thousand.  During the year ended December 31, 2018, the Company purchased a municipal bond with a value of $1.0 million and recorded a fair value adjustment loss of $1 thousand.

2	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets.
3	During the years ended December 31, 2019 and 2018, the Company recorded net losses on derivative instruments of $53 thousand and $24 thousand, respectively.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Non-recurring Fair Value

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

December 31, 2019	Total	Level 1	Level 2	Level 3
Impaired loans	$3,909	$—	$—	$3,909
Foreclosed assets	5,612	—	—	5,612
Equity security investment with a non-readily determinable fair value	8,738	8,738	—	—
Total assets at fair value	$18,259	$8,738	$—	$9,521

December 31, 2018	Total	Level 1	Level 2	Level 3
Impaired loans	$4,130	$—	$—	$4,130
Foreclosed assets	1,094	—	—	1,094
Total assets at fair value	$5,224	$—	$—	$5,224

Level 3 Analysis

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2019 and December 31, 2018 the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2019

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Municipal bond	$92	Discounted expected cash flows	Discount rate Prepayment speed	4.55% 5.00%
Impaired loans	$3,909	Discounted appraisals	Appraisal adjustments (1)	10% to 57%
Foreclosed assets	$5,612	Discounted appraisals	Appraisal adjustments (1)	10% to 37%
Equity warrant assets	$570	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	21-75% 1.90% 20% 8 - 10 years

December 31, 2018

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Municipal bond	$999	Discounted expected cash flows	Discount rate Prepayment speed	5.14% 5.00%
Impaired loans	$4,130	Discounted appraisals	Appraisal adjustments (1)	8% to 48%
Foreclosed assets	$1,094	Discounted appraisals	Appraisal adjustments (1)	9% to 37%
Equity warrant assets	$527	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	20.40% 2.69% 20.00% 9 - 10 years

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

December 31, 2019	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$126,752	$126,752	$—	$—	$126,752
Federal funds sold	96,787	96,787	—	—	96,787
Certificates of deposit with other banks	7,250	7,568	—	—	7,568
Investment securities, available-for-sale	540,045	—	539,953	92	540,045
Loans held for sale	966,447	—	—	1,020,567	1,020,567
Loans and leases, net of allowance for loan and lease losses	2,599,052	—	—	2,659,681	2,659,681
Servicing assets	35,365	—	—	35,365	35,365
Mutual fund	2,206	—	2,206	—	2,206
Equity warrant assets	570	—	—	570	570
Financial liabilities
Deposits	4,229,122	—	4,213,657	—	4,213,657
Borrowings	14	—	—	14	14

December 31, 2018	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$316,823	$316,823	$—	$—	$316,823
Certificates of deposit with other banks	7,250	7,442	—	—	7,442
Investment securities, available-for-sale	380,490	—	380,490	—	380,490
Loans held for sale	687,393	—	—	695,154	695,154
Loans and leases, net of allowance for loan and lease losses	1,810,985	—	—	1,807,528	1,807,528
Servicing assets	47,641	—	—	47,641	47,641
Mutual fund	2,099	—	2,099	—	2,099
Equity warrant assets	527	—	—	527	527
Financial liabilities
Deposits	3,149,583	—	3,117,941	—	3,117,941
Borrowings	1,457	—	—	1,457	1,457

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

	December 31, 2019	December 31, 2018
Commitments to extend credit	$1,834,449	$1,435,024
Standby letters of credit	25,532	2,150
Airplane purchase agreement commitments	—	10,450
Total unfunded off-balance sheet credit risk	$1,859,981	$1,447,624

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

As of December 31, 2019 and 2018, the Company had commitments for on-balance sheet instruments in the amount of $16.9 million and $2.8 million, respectively.

Concentrations of Credit Risk

Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained exposure exceeds $7.5 million, except for twenty-four relationships that have a retained unguaranteed exposure of $259.4 million of which $178.8 million of the unguaranteed exposure has been disbursed.

Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $85.1 million, of which $61.1 million is due from four relationships.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.

Note 14. Benefit Plans

Defined Contribution Plan

The Company maintains an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees.  Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Company makes certain matching contributions and may make additional contributions at the discretion of the board of directors. Company expense relating to the plan for the years ended December 31, 2019, 2018, and 2017 amounted to $3.0 million, $2.7 million and $2.5 million, respectively.

Flexible Benefits Plan

The Company maintains a Flexible Benefits Plan which covers substantially all employees. Participants may set aside pre-tax dollars to provide for future expenses such as dependent care.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (2014 ESPP) on October 8, 2014. On May 24, 2016, the 2014 ESPP was amended and the Amended and Restated Employee Stock Purchase Plan became effective (ESPP), within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under this plan, eligible employees are able to purchase available shares with post-tax dollars as of the grant date. In order for employees to be eligible to participate in this plan they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand in fair market value per employee per calendar year. Options to purchase shares under the ESPP are granted at a 15% discount to fair market value. Expense recognized in relation to the ESPP was $77 thousand, $60 thousand and $79 thousand for fiscal years 2019, 2018 and 2017, respectively.

Stock Option Plans

On March 20, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan which replaced the previously existing Amended Incentive Stock Option Plan and Nonstatutory Stock Option Plan. Subsequently on May 24, 2016, the 2015 Omnibus Stock Incentive Plan was amended and restated to authorize awards covering a maximum of 7,000,000 common voting shares and has an expiration date of March 20, 2025. On May 15, 2018, the Amended and Restated 2015 Omnibus Stock Incentive Plan was amended to authorize awards covering a maximum of 8,750,000 common voting shares. Options or restricted shares granted under the Amended and Restated 2015 Omnibus Stock Incentive Plan (the "Plan") expire no more than 10 years from date of grant. Exercise prices under the Plan are set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Options vest over a minimum of three years from the date of the grant.  Forfeitures are recognized as they occur.

Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the years ended December 31, 2019, 2018, and 2017 the Company recognized $1.6 million, $1.7 million, and $1.7 million in compensation expense for stock options, respectively.

Stock option activity under the Plan during the year ended December 31, 2019 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,656,855	$11.27
Exercised	(75,088)	7.51
Forfeited	(66,040)	9.68
Outstanding at December 31, 2019	2,515,727	$11.42	5.04 years	$19,115,278
Exercisable at December 31, 2019	1,030,331	$11.03	4.92 years	$8,232,263

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following is a summary of non-vested stock option activity for the Company for the years ended December 31, 2019, 2018, and 2017.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	3,016,100	$4.78
Vested	(340,362)	4.36
Forfeited	(310,739)	6.25
Non-vested at December 31, 2017	2,364,999	4.65
Vested	(308,373)	7.51
Forfeited	(216,796)	5.90
Non-vested at December 31, 2018	1,839,830	4.60
Vested	(288,394)	4.20
Forfeited	(66,040)	3.50
Non-vested at December 31, 2019	1,485,396	$4.73

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $785 thousand, $3.5 million, and $1.5 million, respectively.

At December 31, 2019, unrecognized compensation costs relating to stock options amounted to $4.2 million which will be recognized over a weighted average period of 2.59 years.

There were no options granted in 2019, 2018 or 2017.

Restricted Stock Plan

In 2010, the Company adopted a Restricted Stock Plan. Under this plan, a total of 1,350,000 shares of Common Stock were available for issuance to eligible employees.  Restricted stock grants vest in equal installments ranging from immediate vesting to over a seven year period from the date of the grant.  Under the 2015 Omnibus Stock Incentive Plan, which replaced the previously existing Restricted Stock Plan, during 2017, 340,318 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $17.00 per share, of which 233,791 restricted stock units had market price conditions or non-market-related performance criteria restrictions.  During 2018, 840,150 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $19.72, of which 485,000 restricted stock units had market price conditions or non-market-related performance criteria restrictions. During 2019, 164,828 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $17.00, and 500,000 restricted stock units had market price conditions or non-market-related performance criteria restrictions at a weighted average grant date fair value of $8.81.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following is a summary of non-vested RSU stock activity for the Company for the year ended December 31, 2019.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	388,187	$23.85
Granted	164,828	17.00
Vested	(84,608)	23.23
Forfeited	(11,006)	22.04
Non-vested at December 31, 2019	457,401	$21.54

During 2018 and 2017, the Company granted 355,150 and 106,527 RSUs, respectively.  The weighted average grant date fair value for RSUs granted in 2018 and 2017 were $25.17 and $23.71, respectively.

For the years ended December 31, 2019, 2018, and 2017 the Company recognized $2.2 million, $2.6 million, and $741 thousand in compensation expense for RSUs, respectively.

At December 31, 2019, unrecognized compensation costs relating to RSUs amounted to $8.7 million which will be recognized over a weighted average period of 4.72 years.

The following is a summary of non-vested Market RSU stock activity for the Company for the year ended December 31, 2019.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	2,709,202	$9.87
Granted	500,000	8.81
Forfeited	(54,878)	9.21
Non-vested at December 31, 2019	3,154,324	$8.44	[1]

1 Adjusted for modification in 2019, as described below.

During 2018 and 2017, the Company granted 485,000 and 233,791 Market RSUs with a weighted average grant date fair value of $7.93, as modified, and $13.94, respectively.

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

On February 11, 2019, 75,000 Market RSUs granted on May 14, 2018 to one employee were modified to lengthen the vesting term from 7 to 10 years and change the target stock price from $48.00 to a range of $35.00 to $48.00 per share for at least twenty (20) consecutive trading days.  Additionally, 410,000 Market RSUs granted on August 10, 2018, to eleven employees were modified to lengthen the vesting term from 7 to 10 years and change the amount of Market RSUs that vest at various target stock prices to 20% per tier.  As a result of the modification, the Company recognized additional compensation expense of $543 thousand for the year ended December 31, 2019.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized $7.9 million, $4.9 million, and $5.0 million respectively, in compensation expense for Market RSUs.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

At December 31, 2019, unrecognized compensation costs relating to Market RSUs amounted to $14.8 million which will be recognized over a weighted average period of 3.02 years.

Employee/Outside Director Bonus Plan

In 2014, the Company adopted a Bonus Plan whereby eligible employees and outside directors were qualified to receive quarterly and annual bonus payments based on each individual’s base pay/annual director fees and the profitability of the Company. In 2016, the Company approved a revised Incentive Compensation Plan and the payout criteria was adjusted for exceeding thresholds based on certain performance metrics and the profitability of the Company and applied to full-time employees only.  Beginning in 2016, this plan no longer applied to outside directors.  Total expenses related to the bonus plan for employees were $7.2 million, $632 thousand, and $3.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and Bank on January 1, 2015.  The framework’s requirements are phased in over a multi-year schedule, to be fully phased in by January 1, 2019.  Under Basel III, requirements include a common equity Tier 1 ratio minimum of 4.50 percent, Tier 1 risk-based capital minimum of 6.00 percent, total risk-based capital ratio minimum of 8.00 percent and Tier 1 leverage capital ratio minimum of 4.00 percent. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established by Basel III above the regulatory minimum requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increases each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent on January 1, 2019.

Based on the most recent notification from the Federal Deposit Insurance Corporation, the Bank is well capitalized under the regulatory framework for prompt corrective action. As of December 31, 2019, the Company and the Bank met all capital adequacy requirements to which they are subject and were not aware of any conditions or events that would change each entity’s well capitalized status.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Capital amounts and ratios as of December 31, 2019 and 2018, are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2019
Common Equity Tier 1
(to Risk-Weighted Assets)	$499,513	14.85%	$151,365	4.50%	N/A	N/A
Total Capital
(to Risk-Weighted Assets)	$541,635	16.10%	$269,093	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$499,513	14.85%	$201,820	6.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$499,513	10.65%	$187,582	4.00%	N/A	N/A
Bank - December 31, 2019
Common Equity Tier 1
(to Risk-Weighted Assets)	$451,807	13.61%	$149,370	4.50%	$215,757	6.50%
Total Capital
(to Risk-Weighted Assets)	$493,382	14.86%	$265,547	8.00%	$331,934	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$451,807	13.61%	$199,161	6.00%	$265,547	8.00%
Tier 1 Capital
(to Average Assets)	$451,807	9.68%	$186,627	4.00%	$233,283	5.00%
Consolidated - December 31, 2018
Common Equity Tier 1
(to Risk-Weighted Assets)	$467,033	17.10%	$122,937	4.50%	N/A	N/A
Total Capital
(to Risk-Weighted Assets)	$499,467	18.28%	$218,555	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$467,033	17.10%	$163,917	6.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$467,033	13.40%	$139,453	4.00%	N/A	N/A
Bank - December 31, 2018
Common Equity Tier 1
(to Risk-Weighted Assets)	$385,030	14.35%	$120,706	4.50%	$174,353	6.50%
Total Capital
(to Risk-Weighted Assets)	$417,609	15.57%	$214,588	8.00%	$268,235	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$385,030	14.35%	$160,941	6.00%	$214,588	8.00%
Tier 1 Capital
(to Average Assets)	$385,030	11.22%	$137,304	4.00%	$171,630	5.00%

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

There were no related party loans at December 31, 2019 and 2018, other than those disclosed as secured borrowings in Note 10.

Deposits from related parties held by the Company at December 31, 2019 and 2018 amounted to $46.9 million and $31.4 million, respectively.

During the years ended December 31, 2019 and 2018, the Company invested $1.1 million and $675 thousand, respectively, in Plexus Fund II, III, and IV-C, L.P (“Plexus”), which is included in other assets in the consolidated balance sheets at December 31, 2019 and 2018 with a balance of $2.8 million and $3.5 million, respectively.  A member of the Company’s board of directors is also a principal of Plexus Capital, the administrator of Plexus.  Plexus is accounted for as an equity security investment.

During the year ended December 31, 2019, the Company invested $156 thousand in DefenseStorm, Inc. ("DefenseStorm"), which is included in other assets in the consolidated balance sheets with a balance of $2.1 million and $2.0 million at December 31, 2019 and 2018, respectively.  The Company holds voting and non-voting equity in DefenseStorm which is accounted for as an equity security investment. DefenseStorm provides a broad range of IT and cyber security solutions principally designed for financial institutions.  As of December 31, 2019, the Company held approximately 5.8% of DefenseStorm on a fully diluted basis in the form of both voting and non-voting common equity, including approximately 3.2% voting control.  Directors and officers of the Company and their affiliates collectively own approximately 5.8% of DefenseStorm on a fully diluted basis as of December 31, 2019, including approximately 1.0% voting control.  During 2018 and 2017, the Company expensed $71 thousand and $405 thousand for cyber security event monitoring services. No payments were made for the year ended December 31, 2019.

During the year ended December 31, 2018, the Company invested $5.1 million in Finxact LLC ("Finxact"), a developer of core processing software and services for the banking industry, which is included in other assets in the consolidated balance sheet with a balance of $4.5 million and $6.8 million as of December 31, 2019 and 2018, respectively.  At December 31, 2019, the Company holds approximately 16.1% of Finxact on a fully diluted basis in the form of both voting and non-voting equity, including approximately 14.3% voting control.  This investment is accounted for as an equity method investment due to the Company's ability to exercise significant influence over financial and operating policies of Finxact.  Certain officers and directors of the Company collectively own approximately 6.4% of Finxact on a fully diluted basis in the form of non-voting equity at December 31, 2019. During 2019, the Company expensed $24 thousand for core processor services.  No payments were made for the years ended December 31, 2018 and 2017.

During the year ended December 31, 2018, the Company invested $628 thousand in Payrailz, LLC ("Payrailz"), an entity that provides digital payment services and solutions to the financial services industry, which is included in other assets in the consolidated balance sheet with a balance of $0 and $1.0 million at December 31, 2019 and 2018, respectively.  At December 31, 2019, the Company holds approximately 14.7% of Payrailz on a fully diluted basis in the form of voting equity.  This investment is accounted for as an equity method investment due to the Company's ability to exercise significant influence over financial and operating policies of Payrailz.  Certain officers and directors of the Company collectively own approximately 3.9% of Payrailz on a fully diluted basis in the form of voting equity at December 31, 2019. During 2019 and 2018, the Company expensed $250 thousand and $4 thousand for digital payment services.  No payments were made for the year ended December 31, 2017.

The Company’s digital banking joint venture between Live Oak Banking Company and First Data Corporation, Apiture, which is included in other assets in the consolidated balance sheet had a balance of $64.7 million and $69.1 million at December 31, 2019 and 2018, respectively.  See Note 3. Unconsolidated Joint Venture for further discussion.  During the years ended December 31, 2019, 2018 and 2017, the Company expensed $524 thousand, $5.5 million and $304 thousand, respectively, for professional services.  During 2019 and 2018, the Company recognized income of $446 thousand and $255 thousand, respectively for shared services and rent. The Company recognized no income from Apiture during the year ended December 31, 2017.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2019, the Company committed to invest $1.8 million in Canapi Ventures Fund, L.P. (“The Fund”), an investment fund which centers around early to growth stage financial technology companies.  The Fund is included in other assets in the consolidated balance sheet, with $257 thousand of the commitment invested during 2019.  The Fund is accounted for as an equity method investment.

During the year ended December 31, 2019, the Company committed to invest $15.2 million in Canapi Ventures SBIC Fund, L.P. (“The SBIC Fund”), an investment fund which centers around early to growth stage financial technology companies.  The SBIC Fund is included in other assets in the consolidated balance sheet, with $461 thousand of the commitment invested during 2019. The SBIC Fund is accounted for as an equity method investment.

Note 17. Significant Equity Method Investments

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must assess whether any of its equity method investments are significant equity method investments. In evaluating the significance of these investments, the Company performed the income test, the investment test and the asset test described in S-X 3-05 and S-X 1-02(w). Rule 3-09 of Regulation S-X requires separate audited financial statements of an equity method investee in an annual report if either the income or investment test exceeds 20%.  As of December 31, 2019, and 2018, none of our investments was considered a significant subsidiary under Rule 3-09.  Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%. Under the income test, the Company’s proportionate share of its equity method investees' aggregated net losses exceeded the applicable threshold of 10% and is accordingly required to provide summarized financial information for these investees for all periods presented in this Form 10-K.

The following table provides summarized balance sheet information for the Company’s equity method investments as of December 31, 2019 and 2018. The Company’s equity method investments are included in the other assets line on the consolidated balances sheet and are largely concentrated in new or emerging financial service technology companies.

	As of December 31,
Balance sheet data	2019	2018
Current assets	$56,710	$63,048
Noncurrent assets	162,304	156,858
Total assets	$219,014	$219,906

Current liabilities	$19,910	$12,229
Noncurrent liabilities	683	432
Total liabilities	20,593	12,661
Equity interests	198,421	207,245
Total liabilities and equity	$219,014	$219,906

The following table provides summarized income statement information for the Company’s equity method investments for the years ended December 31, 2019, 2018, and 2017.

	Years ended December 31,
Summary of operations	2019	2018	2017
Total revenues	$56,472	$54,567	$13,855

Net loss	(25,778)	(10,582)	(4,614)

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 18. Parent Company Only Financial Statements

The following balance sheets, statements of income and statements of cash flows for Live Oak Bancshares, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	As of December 31,
	2019	2018
Assets
Cash and cash equivalents	$13,585	$14,780
Investment in subsidiaries	499,335	452,426
Other assets	21,182	28,094
Total assets	$534,102	$495,300

Liabilities and Shareholders' Equity
Borrowings	$—	$1,441
Other liabilities	1,716	299
Total liabilities	1,716	1,740

Shareholders' equity:
Common stock	340,397	328,113
Retained earnings	180,265	167,124
Accumulated other comprehensive income (loss)	11,724	(1,677)
Total equity	532,386	493,560
Total liabilities & shareholders' equity	$534,102	$495,300

Statements of Income

	Years ended December 31,
	2019	2018	2017
Interest income	$236	$46	$5
Interest expense	—	129	1,210
Net interest loss	236	(83)	(1,205)
Noninterest income:
Other noninterest income	140	562	2,114
Total noninterest income	140	562	2,114
Noninterest expense:
Salaries and employee benefits	12,408	10,117	10,531
Professional services expense	825	853	1,192
Renewable energy tax credit investment impairment	602	—	690
Impairment expense on goodwill and other intangibles, net	—	2,680	(4,350)
Other expense	999	1,844	2,588
Total noninterest expense	14,834	15,494	10,651
Net loss before equity in undistributed income of subsidiaries	(14,458)	(15,015)	(9,742)
Income tax benefit	(27)	(3,658)	(320)
Net loss	(14,431)	(11,357)	(9,422)
Equity in undistributed income of subsidiaries in excess of dividends from subsidiaries	32,465	62,805	109,921
Net income attributable to Live Oak Bancshares, Inc.	$18,034	$51,448	$100,499

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Statements of Cash Flows

	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$18,034	$51,448	$100,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries in excess of dividends of subsidiaries	(32,465)	(62,805)	(109,921)
Depreciation	—	199	1,188
Impairment expense on goodwill and other intangibles, net	—	2,680	(4,350)
Deferred income tax	(790)	(6,633)	(5,376)
Renewable energy tax credit investment impairment	602	—	690
Stock option based compensation expense	1,723	1,713	1,786
Restricted stock expense	10,025	7,463	5,717
Business combination contingent consideration fair value adjustments	—	(260)	1,950
Net change in other assets	7,100	4,396	11,649
Net change in other liabilities	1,417	142	(820)
Net cash provided by (used in) operating activities	5,646	(1,657)	3,012
Cash flows from investing activities
Capital investment in subsidiaries	(1,109)	(9,325)	(55,240)
Net change in advances to subsidiaries	—	—	640
Business combination, net of cash acquired	—	—	(7,696)
Purchases of premises and equipment	—	(20)	(4,864)
Net cash used in investing activities	(1,109)	(9,345)	(67,160)
Cash flows from financing activities
Proceeds from borrowings	—	—	25,000
Repayments of borrowings	(1,441)	(25,123)	(26,279)
Stock option exercises	508	1,626	1,026
Employee stock purchase program	437	342	445
Withholding cash issued in lieu of restricted stock	(409)	(756)	(4,891)
Sale of common stock, net	—	—	113,096
Shareholder dividend distributions	(4,827)	(4,809)	(3,776)
Net cash (used in) provided by financing activities	(5,732)	(28,720)	104,621
Net change in cash and cash equivalents	(1,195)	(39,722)	40,473
Cash and cash equivalents at beginning of year	14,780	54,502	14,029
Cash and cash equivalents at end of year	$13,585	$14,780	$54,502

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Dixon Hughes Goodman LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K and has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2019. This report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in LOB’s definitive proxy statement for the 2020 Annual Meeting of Shareholders (the “Proxy Statement”), under the headings “Proposal 1:  Election of Directors,” “Qualifications of Directors,” “Code of Ethics and Conflict of Interest Policy,” “Director Relationships,” “Committees of the Board or Directors,” “Executive Officers,” “Report of the Audit and Risk Committee,” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.  The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2019 fiscal year.

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

(a)(1) Financial Statements. The following financial statements are filed as part of this report.

(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits listed below are filed or furnished as a part of this Annual Report on Form 10-K.

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

4.3	Description of Securities Registered under Section 12 of the Exchange Act*

10.1	2008 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the registration statement on Form S-1, filed on June 19, 2015) #

10.2.1	2008 Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-1, filed on June 19, 2015) #

10.2.2	Amendment to 2008 Nonstatutory Stock Option Plan effective July 1, 2019 (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q, filed on August 6, 2019) #

10.3	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the quarterly report on Form 10-Q filed on August 8, 2016) #

10.4.1	2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registration statement on Form S-1 filed on June 19, 2015) #

10.4.2	Amendment to 2015 Omnibus Stock Incentive Plan dated December 17, 2015 (incorporated by reference to Exhibit 10.4.2 of the 2015 10-K) #

10.4.3	2015 Omnibus Stock Incentive Plan as Amended and Restated effective May 24, 2016 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 27, 2016) #

10.4.4	Amendment to 2015 Omnibus Stock Incentive Plan dated May 15, 2018 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 18, 2018) #

10.5.1

Software Service Agreement between Live Oak Banking Company and nCino, LLC, dated November 1, 2012 (incorporated by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 19, 2015)

10.5.2	Amendment to Software Service Agreement dated October 9, 2015, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.7.2 of the 2015 10-K)

10.5.3	Renewal Amendment to Software Service Agreement dated January 18, 2019, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.5.3 of the 2018 10-K)

10.6.1	Form of Stock Option Award Agreement for executive officers under the 2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the 2015 10-K) #

10.6.2	Performance RSU Award Agreement for Neil L. Underwood (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on March 25, 2016) #

10.6.3	Performance RSU Award Agreement with Stock Price Condition for Neil L. Underwood (incorporated by reference to Exhibit 99.2 of the current report on Form 8-K filed on March 25, 2016) #

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

10.6.6	Form of Performance RSU Award Agreement with Stock Price Condition for certain executive officers (incorporated by reference to Exhibit 10.7.6 of the 2017 10-K) #

10.6.7	Amended Performance RSU Award Agreement with Stock Price Condition for Susan N. Janson (incorporated by reference to Exhibit 10.6.8 of the 2018 10-K) #

10.6.8

Amended form of Performance RSU Award Agreement with Stock Price Condition for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 15, 2019) #

10.6.9	RSU Award Agreement for M. Huntley Garriott (incorporated by reference to Exhibit 10.6.10 of the 2018 10-K) #

10.6.10	Performance RSU Award Agreement with Stock Price Condition for M. Huntley Garriott (incorporated by reference to Exhibit 10.6.11 of the 2018 10-K) #

10.6.11	Form of 2019 RSU Award Agreement for non-employee directors (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q, filed on August 6, 2019) #

10.6.12	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 14, 2020) #

21.1	Subsidiaries of the Registrant*

23.1	Consent of the Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a document being filed with this Form 10-K.

**

Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Denotes management contract or compensatory plan.

Item 16.  Form 10-K Summary

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Live Oak Bancshares, Inc.
(Registrant)

Date: February 27, 2020	By:	/s/ James S. Mahan III
James S. Mahan III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date
/s/ James S. Mahan III
James S. Mahan III	February 27, 2020
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ S. Brett Caines
S. Brett Caines	February 27, 2020
Chief Financial Officer
(Principal Financial Officer)

/s/ J. Wesley Sutherland
J. Wesley Sutherland	February 27, 2020
Chief Accounting Officer
(Principal Accounting Officer)

/s/ William L. Williams III
William L. Williams III	February 27, 2020
Vice Chairman of the Board of Directors

/s/ William H. Cameron
William H. Cameron	February 27, 2020
Director

/s/ Diane B. Glossman
Diane B. Glossman	February 27, 2020
Director

/s/ Glen F. Hoffsis
Glen F. Hoffsis	February 27, 2020
Director

/s/ Howard K. Landis
Howard K. Landis	February 27, 2020
Director

/s/ Miltom E. Petty
Miltom E. Petty	February 27, 2020
Director

/s/ David G. Salyers
David G. Salyers	February 27, 2020
Director

/s/ Neil L. Underwood
Neil L. Underwood	February 27, 2020
Director