Form 10-Q
period 2020-03-31
Live Oak Bancshares, Inc.
filed 2020-05-06
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

As of May 5, 2020, there were 37,793,904 shares of the registrant’s voting common stock outstanding and 2,715,531 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2020 (unaudited) and December 31, 2019*

(Dollars in thousands)

	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$256,824	$126,752
Federal funds sold	158,226	96,787
Certificates of deposit with other banks	7,250	7,250
Investment securities available-for-sale	574,168	540,045
Loans held for sale (includes $19,151 and $16,198 measured at fair value, respectively)	996,050	966,447
Loans and leases held for investment (includes $831,426 and $824,520 measured at fair value, respectively)	2,817,491	2,627,286
Allowance for credit losses on loans and leases	(35,906)	(28,234)
Net loans and leases	2,781,585	2,599,052
Premises and equipment, net	274,177	279,099
Foreclosed assets	6,744	5,612
Servicing assets	33,532	35,365
Operating lease right-of-use assets	2,236	2,427
Other assets	185,524	156,134
Total assets	$5,276,316	$4,814,970
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$54,022	$54,107
Interest-bearing	4,588,126	4,175,015
Total deposits	4,642,148	4,229,122
Borrowings	50,012	14
Operating lease liabilities	2,416	2,619
Other liabilities	47,968	50,829
Total liabilities	4,742,544	4,282,584
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 37,664,670 and 37,401,443 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	314,994	309,526
Class B common stock, no par value, 10,000,000 shares authorized, 2,715,531 and 2,915,531 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	28,753	30,871
Retained earnings	172,276	180,265
Accumulated other comprehensive income	17,749	11,724
Total shareholders’ equity	533,772	532,386
Total liabilities and shareholders’ equity	$5,276,316	$4,814,970

*Derived from audited consolidated financial statements.

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Income

For the three months ended March 31, 2020 and 2019 (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest income
Loans and fees on loans	$58,961	$44,966
Investment securities, taxable	3,762	3,317
Other interest earning assets	750	1,639
Total interest income	63,473	49,922
Interest expense
Deposits	23,255	19,317
Borrowings	57	—
Total interest expense	23,312	19,317
Net interest income	40,161	30,605
Provision for loan and lease credit losses	11,792	3,031
Net interest income after provision for loan and lease credit losses	28,369	27,574
Noninterest income
Loan servicing revenue	6,422	7,410
Loan servicing asset revaluation	(4,692)	(4,040)
Net gains on sales of loans	11,112	4,198
Net (loss) gain on loans accounted for under the fair value option	(10,638)	2,083
Equity method investments income (loss)	(2,478)	(2,014)
Equity security investments (losses) gains, net	(64)	103
(Loss) gain on sale of investment securities available-for-sale	(79)	5
Lease income	2,624	2,325
Management fee income	1,644	—
Construction supervision fee income	390	779
Other noninterest income	1,501	2,467
Total noninterest income	5,742	13,316
Noninterest expense
Salaries and employee benefits	28,063	21,855
Travel expense	1,781	1,200
Professional services expense	1,937	2,182
Advertising and marketing expense	1,361	1,364
Occupancy expense	2,421	1,609
Data processing expense	3,157	2,399
Equipment expense	4,635	3,325
Other loan origination and maintenance expense	2,456	1,639
FDIC insurance	1,510	635
Other expense	2,170	1,993
Total noninterest expense	49,491	38,201
(Loss) income before taxes	(15,380)	2,689
Income tax (benefit) expense	(7,778)	317
Net (loss) income	$(7,602)	$2,372
Basic (loss) earnings per share	$(0.19)	$0.06
Diluted (loss) earnings per share	$(0.19)	$0.06

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2020 and 2019 (unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(7,602)	$2,372
Other comprehensive income before tax:
Net unrealized gain on investment securities arising during the period	7,849	3,518
Reclassification adjustment for loss (gain) on sale of securities available-for-sale included in net income	79	(5)
Other comprehensive income before tax	7,928	3,513
Income tax expense	(1,903)	(843)
Other comprehensive income, net of tax	6,025	2,670
Total comprehensive (loss) income	$(1,577)	$5,042

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2020 and 2019 (unaudited)

(Dollars in thousands)

	Three Months Ended
	Common stock				Accumulated other
	Shares			Retained	comprehensive	Total
	Class A	Class B	Amount	earnings	income (loss)	equity
Balance at December 31, 2019	37,401,443	2,915,531	$340,397	$180,265	$11,724	$532,386
Net loss	—	—	—	(7,602)	—	(7,602)
Other comprehensive income	—	—	—	—	6,025	6,025
Issuance of restricted stock	7,424	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(48)	—	—	(48)
Employee stock purchase program	25,161	—	232	—	—	232
Stock option exercises	30,642	—	258	—	—	258
Stock option based compensation expense	—	—	366	—	—	366
Restricted stock expense	—	—	2,542	—	—	2,542
Non-voting common stock converted to voting common stock in private sale	200,000	(200,000)	—	—	—	—
Cumulative effect of accounting change for Accounting Standards Update 2016-13	—	—	—	822	—	822
Cash dividends ($0.03 per share)	—	—	—	(1,209)	—	(1,209)
Balance at March 31, 2020	37,664,670	2,715,531	$343,747	$172,276	$17,749	$533,772

Balance at December 31, 2018	35,512,262	4,643,530	$328,113	$167,124	$(1,677)	$493,560
Net income	—	—	—	2,372	—	2,372
Other comprehensive income	—	—	—	—	2,670	2,670
Issuance of restricted stock	2,140	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(5)	—	—	(5)
Employee stock purchase program	14,059	—	182	—	—	182
Stock option exercises	3,088	—	14	—	—	14
Stock option based compensation expense	—	—	470	—	—	470
Restricted stock expense	—	—	2,388	—	—	2,388
Cumulative effect of accounting change for Accounting Standards Update 2016-02	—	—	—	(66)	—	(66)
Cash dividends ($0.03 per share)	—	—	—	(1,205)	—	(1,205)
Balance at March 31, 2019	35,531,549	4,643,530	$331,162	$168,225	$993	$500,380

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019 (unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(7,602)	$2,372
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	5,621	4,034
Provision for loan and lease credit losses	11,792	3,031
Amortization of premium on securities, net of accretion	269	105
Deferred tax expense (benefit)	1,264	(632)
Originations of loans held for sale	(274,678)	(206,440)
Proceeds from sales of loans held for sale	203,340	80,931
Net gains on sale of loans held for sale	(11,112)	(4,198)
Net loss on sale of foreclosed assets	49	—
Net loss (gain) on loans accounted for under fair value option	10,638	(2,083)
Net decrease in servicing assets	1,833	3,317
Loss (gain) on sale of securities available-for-sale	79	(5)
Net gain on disposal of long-lived asset	—	(357)
Net loss on disposal of property and equipment	38	—
Equity method investments (income) loss	2,478	2,014
Equity security investments losses (gains), net	64	(103)
Stock option based compensation expense	366	470
Restricted stock expense	2,542	2,388
Stock based compensation expense tax shortfall	(34)	(8)
Changes in assets and liabilities:
Lease right-of-use assets and liabilities, net	(12)	114
Other assets	(31,962)	7,867
Other liabilities	(6,493)	(605)
Net cash used by operating activities	(91,520)	(107,788)
Cash flows from investing activities
Purchases of securities available-for-sale	(52,757)	(198,384)
Proceeds from sales, maturities, calls, and principal paydown of securities available-for-sale	26,214	12,548
Proceeds from SBA reimbursement/sale of foreclosed assets	613	393
Loan and lease originations and principal collections, net	(152,559)	(113,064)
Proceeds from sale of long-lived asset	—	10,895
Purchases of premises and equipment, net	(737)	(13,315)
Net cash used by investing activities	(179,226)	(300,927)

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

For the three months ended March 31, 2020 and 2019 (unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities
Net increase in deposits	$413,026	$378,822
Proceeds from borrowings	50,000	—
Repayment of borrowings	(2)	(49)
Stock option exercises	258	14
Employee stock purchase program	232	182
Withholding cash issued in lieu of restricted stock	(48)	(5)
Shareholder dividend distributions	(1,209)	(1,205)
Net cash provided by financing activities	462,257	377,759
Net increase (decrease) in cash and cash equivalents	191,511	(30,956)
Cash and cash equivalents, beginning	223,539	316,823
Cash and cash equivalents, ending	$415,050	$285,867

Supplemental disclosures of cash flow information
Interest paid	$23,858	$17,837
Income tax paid (received)	362	(13,654)

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains on available-for-sale securities, net of taxes	$6,025	$2,670
Transfers from loans and leases to foreclosed real estate and other repossessions	1,764	707
Net transfers between foreclosed real estate and SBA receivable	30	—
Right-of-use assets obtained in exchange for lessee operating lease liabilities	—	2,241
Transfer of loans held for sale to loans and leases held for investment	35,233	50,055
Transfer of loans and leases held for investment to loans held for sale	2,949	8,845

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

The Bank’s wholly owned subsidiaries are Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), and Live Oak Private Wealth, LLC.

The Company’s wholly owned subsidiaries are the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“the Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi”).

Live Oak Number One, Inc. holds properties foreclosed on by the Bank. GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors an on-site restaurant location. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology.  LOCEF provides financing to entities for renewable energy applications and became a wholly owned subsidiary of the Bank during the first quarter of 2019. Live Oak Private Wealth, LLC provides high-net-worth individuals and families with strategic wealth and investment management services. Canapi provides investment advisory services to a series of new funds focused on providing venture capital to new and emerging financial technology companies.

The Company jointly formed 504 Fund Advisors, LLC (“504FA”) to serve as the investment adviser for the 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.  504FA exited as advisor for the 504 Fund in May 2019 and the Company subsequently dissolved this legal entity.

The Company generates revenue primarily from net interest income and secondarily through the origination and sale of government guaranteed loans.  Income from the retention of loans is comprised of interest income.  The Company elects to account for certain loans under the fair value option with interest reported in interest income and changes in fair value reported in the net (loss) gain on loans accounted for under the fair value option line item of the consolidated statements of income.  Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets along with net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan and lease credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

General

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities Exchange Commission on February 27, 2020 (SEC File No. 001-37497) (the "2019 Annual Report"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2019 Annual Report. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's 2019 Annual Report.

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

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.  Current period reclassifications were primarily related to fair value presentation requirements for loans in which the fair value option had previously been elected and included a reclassification of amounts representing the credit component of the fair value discount that was previously reported as a component of the allowance for credit losses on loans and leases to be netted directly against loans and leases held for investment on the Company’s consolidated balance sheet.  Amounts reclassified from the allowance for credit losses on loans and leases to net directly against total loans and leases held for investment was $20.0 million, as of December 31, 2019. In addition, the change in the credit component of the fair value discount was previously reported in the provision for loan and lease credit losses while the change in the liquidity component of the fair value discount was previously reported in the loan servicing asset revaluation in the consolidated statements of income, but both have now been reclassified to net (loss) gain on loans accounted for under the fair value option.  Amounts reclassified from the provision for loan and lease credit losses and the loan servicing asset revaluation to net (loss) gain on loans accounted for under the fair value option were $(289) thousand and $(1.8) million, respectively, for the quarter ended March 31, 2019.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The effect of the above discussed reclassifications on the consolidated balance sheets, consolidated statements of income, and consolidated statements of cash flows for each period are presented below, with additional parenthetical disclosures added:

	As Reported	Reclassifications	As Reclassified
Consolidated Balance Sheet as of December 31, 2019
Loans held for sale	$966,447	$—	$966,447
Loans and leases held for investment	2,647,299	(20,013)	2,627,286
Allowance for credit losses on loans and leases	(48,247)	20,013	(28,234)
Net loans and leases	2,599,052	—	2,599,052
Total assets	4,814,970	—	4,814,970

Consolidated Statement of Income for the three months ended March 31, 2019
Provision for loan and lease credit losses	$2,742	$289	$3,031
Net interest income after provision for loan and lease credit losses	27,863	(289)	27,574
Loan servicing asset revaluation	(2,246)	(1,794)	(4,040)
Net (loss) gain on loans accounted for under the fair value option	—	2,083	2,083
Total noninterest income	13,027	289	13,316
Net income	2,372	—	2,372

Consolidated Statement of Cash Flows for the three months ended March 31, 2019
Provision for loan and lease credit losses	$2,742	$289	$3,031
Net decrease in servicing assets	3,317	—	3,317
Change in discount on unguaranteed loans	(1,319)	1,319	—
Net loss (gain) on loans accounted for under fair value option	—	(2,083)	(2,083)
Net cash used by operating activities	(107,313)	(475)	(107,788)
Loan and lease originations and principal collections, net	(113,539)	475	(113,064)
Net cash used by investing activities	(301,402)	475	(300,927)

Adoption of New Accounting Standard

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) along with its amendments, which replaces the incurred loss impairment methodology in current standards with the current expected credit loss methodology (“CECL”) and requires consideration of a broader range of information to determine credit loss estimates.  ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell.

The Company adopted Accounting Standards Codification (“ASC”) 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net increase to retained earnings of $822 thousand, comprised of a $1.3 million decrease in the allowance for credit losses combined with a $499 thousand increase in reserve on unfunded commitments, as of January 1, 2020 for the cumulative effect of adopting ASC 326.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Allowance for Credit Losses – Loans and Leases Held for Investment

The allowance for credit losses (“ACL”) is a valuation account that is deducted from, or added to, the amortized cost basis of loans and leases to present a net amount expected to be collected. The ACL excludes loans held for sale and loans accounted for under the fair value option. Loans and leases are charged-off against the ACL when management believes the uncollectibility of a loan or lease balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The Company’s ACL on loans and leases is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses. Management adjusts historical loss information for differences in current risk characteristics such as portfolio risk grading, delinquency levels, or portfolio mix as well as for changes in environmental conditions such as changes in unemployment rates.

The ACL is measured on a pooled basis when similar risk characteristics are present in the portfolio. The Company has identified portfolio segments based on industry and whether the receivable is secured by real estate or another form of collateral. Additional information related to the portfolio segments can be found in the Company’s 2019 Form 10-K. Expected credit losses for pooled loans and leases are estimated using a discounted cash flow (“DCF”) methodology.

Loans or leases that do not share risk characteristics are evaluated on an individual basis and are excluded from the pooled evaluation. This generally occurs when, based on current information and events, it is probable that the Company will be unable to collect all interest and principal payments due according to the originally contracted, or reasonably modified, terms of the loan or lease agreement. The Company has determined that loans and leases meeting the criteria defined below must be reviewed quarterly to determine if they should be evaluated for expected credit losses on an individual basis.

•	All commercial loans and leases classified substandard or worse.
•	Any loan or lease that is on nonaccrual, or any loan or lease that is delinquent greater than 90 days past due and still accruing interest.
•	Any loan or lease that it meets the definition of a troubled debt restructuring (“TDR”).

Expected credit losses are estimated over the contractual term of the loan or lease, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the contract at the reporting date and are not unconditionally cancellable by the Company.

When the ACL, for pooled or individually evaluated loans and leases, is estimated using the DCF method, the effective interest rate used to discount expected cash flows is adjusted for expected prepayments.

Past due status of loans and leases is determined based on contractual terms. Loans and leases are placed in nonaccrual status and interest accrual is discontinued if they become 90 days delinquent or there is evidence that the borrower’s ability to make the required payments is impaired. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

A loan or lease is accounted for as a TDR if the Company, for reasons related to the borrower’s financial difficulties, restructures a loan or lease, and grants a concession to the borrower that it would not otherwise grant. A TDR typically involves a more than short-term modification of terms such as a reduction of the interest rate below the current market rate for a loan or lease with similar risk characteristics or the waiving of certain financial covenants without corresponding offsetting compensation or additional support.

When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Allowance for Credit Losses – Off-Balance Sheet Credit Exposures

Expected credit losses on off-balance sheet credit exposures is estimated over the contractual period in which the Company is exposed to such losses, unless the obligation to extend credit is unconditionally cancellable. The estimate of off-balance sheet credit exposures includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated losses. The estimate is influenced by historical loss experience, adjusted for current risk characteristics, and economic forecasts.

Allowance for Credit Losses – Available-for-Sale Securities

When available-for-sale debt securities are in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Available-for-sale debt securities that do not meet the aforementioned criteria are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected from the security is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale debt securities from the estimate of credit losses.  Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

Common Stock

On March 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $20,000,000 in shares of the Company’s voting common stock from time to time through December 31, 2020 (the “Repurchase Program”). The Repurchase Program enables the Company to acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the repurchase program will be subject to various factors, including the Company’s capital and liquidity positions, regulatory and accounting considerations, the Company’s financial and operational performance, alternative uses of capital, the trading price of the Company’s common stock, and market conditions. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time. There were no shares repurchased during the three months ended March 31, 2020.

Note 2. Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain fair value disclosure requirements on fair value measurements. The Company adopted the standard on January 1, 2020 with no material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the standard on January 1, 2020 with no material effect on its consolidated financial statements.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842): Codification Improvements” (“ASU 2019-01”). ASU 2019-01 provides updates to Topic 842 including: (i) guidance on how to determine fair value of leased items for lessors who are not dealers or manufacturers, (ii) cash flow presentation for lessors of sales-type and direct financing leases and (iii) clarifies certain transition disclosures. The Company adopted the standard on January 1, 2020 with no material effect on its consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”). ASU 2019-04 provides clarification and minor improvements related to ASU 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and ASU 2017-12 “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” The Company adopted the standard on January 1, 2020 with no material effect on its consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815” (“ASU 2020-01”).  ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments, and certain derivatives including accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The amendments in this standard will be effective for the Company on January 1, 2021. The Company does not expect this standard to have a material effect on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”).  The amendments represent clarification and improvements to the codification and correct unintended application. This standard was effective immediately upon issuance and its adoption did not have a material effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”).  ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments are effective for the Company as of March 12, 2020 through December 31, 2022. The Company does not believe this standard will have a material impact on its consolidated financial statements.

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

	Three Months Ended March 31,
	2020	2019
Basic (loss) earnings per share:
Net (loss attributable to) income available to common shareholders	$(7,602)	$2,372
Weighted-average basic shares outstanding	40,334,179	40,160,118
Basic (loss) earnings per share	$(0.19)	$0.06
Diluted (loss) earnings per share:
Net (loss attributable to) income available to common shareholders, for diluted (loss) earnings per share	$(7,602)	$2,372
Total weighted-average basic shares outstanding	40,334,179	40,160,118
Add effect of dilutive stock options and restricted stock grants	739,870	761,705
Total weighted-average diluted shares outstanding	41,074,049	40,921,823
Diluted (loss) earnings per share	$(0.19)	$0.06
Anti-dilutive shares	1,839,601	1,597,589

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Investment Securities

The carrying amount of investment securities and their approximate fair values are reflected in the following table:

March 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
US treasury securities	$4,992	$51	$—	$—	$5,043
US government agencies	22,444	635	—	—	23,079
Mortgage-backed securities	514,899	22,950	558	—	537,291
Municipal bonds	8,479	283	7	—	8,755
Total	$550,814	$23,919	$565	$—	$574,168

December 31, 2019
US treasury securities	$4,988	$27	$—	$—	$5,015
US government agencies	22,444	335	—	—	22,779
Mortgage-backed securities	488,694	15,530	927	—	503,297
Municipal bonds	8,493	469	8	—	8,954
Total	$524,619	$16,361	$935	$—	$540,045

During the three months ended March 31, 2020, two mortgage-backed securities totaling $4.5 million were sold resulting in a net loss of $79 thousand. During the three months ended March 31, 2019, $900 thousand of one municipal bond was sold resulting in a net gain of $5 thousand.

Accrued interest receivable on available-for-sale securities totaled $1.8 million and $1.6 million at March 31, 2020 and December 31, 2019, respectively, and is included in other assets in the accompanying consolidated balance sheet.

The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$36,320	$213	$25,032	$345	$61,352	$558
Municipal bonds	—	—	93	7	93	7
Total	$36,320	$213	$25,125	$352	$61,445	$565

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$42,835	$460	$36,518	$467	$79,353	$927
Municipal bonds	—	—	92	8	92	8
Total	$42,835	$460	$36,610	$475	$79,445	$935

Management evaluates available-for-sale debt securities to determine whether the unrealized loss is due to credit related factors or non-credit related factors. The evaluation considers the extent to which the security’s fair value is less than cost, the financial condition and near-term prospects of the issuer, and intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2020, there were fifteen mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and twelve mortgage-backed securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2019 were comprised of twenty-two mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and twenty mortgage-backed securities in unrealized loss positions for less than 12 months.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

These unrealized losses are primarily the result of non-credit related volatility in the market and market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold the securities for a sufficient period of time to recover unrealized losses, none of the losses have been recognized in the Company’s consolidated statements of income.

All mortgage-backed securities in the Company’s portfolio at March 31, 2020 and December 31, 2019 were backed by U.S. government sponsored enterprises (“GSEs”).

The following is a summary of investment securities by maturity:

	March 31, 2020
	Amortized cost	Fair value
US treasury securities
Within one year	$4,992	$5,043
Total	4,992	5,043
US government agencies
Within one year	7,007	7,070
One to five years	12,518	12,901
Five to ten years	2,919	3,108
Total	22,444	23,079
Mortgage-backed securities
One to five years	4,700	4,853
Five to ten years	178,652	191,718
After 10 years	331,547	340,720
Total	514,899	537,291
Municipal bonds
After 10 years	8,479	8,755
Total	8,479	8,755

Total	$550,814	$574,168

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

There were no securities pledged at March 31, 2020 or December 31, 2019.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Loans and Leases Held for Investment and Credit Quality

The following tables present total loans and leases and an aging analysis for the Company’s portfolio segments. Loans and leases are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost[1]	Loans Accounted for Under the Fair Value Option[2]	Total Loans and Leases
March 31, 2020
Commercial & Industrial
Agriculture	$10,370	$1	$—	$1	$10,371	$361	$10,732
Funeral Home & Cemetery	15,092	—	—	—	15,092	12,036	27,128
Healthcare	26,877	1,719	1,322	3,041	29,918	19,826	49,744
Independent Pharmacies	25,320	—	—	—	25,320	78,540	103,860
Registered Investment Advisors	40,269	—	—	—	40,269	58,016	98,285
Veterinary Industry	31,336	481	—	481	31,817	20,643	52,460
Other Industries	442,930	10,271	5,637	15,908	458,838	172,072	630,910
Total	592,194	12,472	6,959	19,431	611,625	361,494	973,119
Construction & Development
Agriculture	45,333	—	—	—	45,333	—	45,333
Funeral Home & Cemetery	9,146	—	—	—	9,146	—	9,146
Healthcare	97,404	3,387	—	3,387	100,791	—	100,791
Independent Pharmacies	720	—	—	—	720	—	720
Registered Investment Advisors	2,564	—	—	—	2,564	—	2,564
Veterinary Industry	20,862	—	—	—	20,862	—	20,862
Other Industries	193,181	—	—	—	193,181	—	193,181
Total	369,210	3,387	—	3,387	372,597	—	372,597
Commercial Real Estate
Agriculture	1,291	—	—	—	1,291	762	2,053
Funeral Home & Cemetery	58,699	—	—	—	58,699	58,611	117,310
Healthcare	140,375	—	4,498	4,498	144,873	107,437	252,310
Independent Pharmacies	8,609	—	822	822	9,431	17,182	26,613
Registered Investment Advisors	2,635	—	—	—	2,635	4,591	7,226
Veterinary Industry	68,831	2,953	1,089	4,042	72,873	71,129	144,002
Other Industries	427,669	6,326	1,849	8,175	435,844	92,105	527,949
Total	708,109	9,279	8,258	17,537	725,646	351,817	1,077,463
Commercial Land
Agriculture	268,096	—	2,170	2,170	270,266	118,115	388,381
Total	268,096	—	2,170	2,170	270,266	118,115	388,381
Total	$1,937,609	$25,138	$17,387	$42,525	$1,980,134	$831,426	$2,811,560
Net Deferred Costs							$5,931
Loan and Leases, Net of unearned							$2,817,491

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost[1]	Loans Accounted for Under the Fair Value Option[2]	Total Loans and Leases
December 31, 2019
Commercial & Industrial
Agriculture	$8,941	$—	$—	$—	$8,941	$396	$9,337
Funeral Home & Cemetery	14,086	—	—	—	14,086	12,343	26,429
Healthcare	21,746	812	1,497	2,309	24,055	20,999	45,054
Independent Pharmacies	25,348	—	—	—	25,348	79,787	105,135
Registered Investment Advisors	42,421	—	—	—	42,421	56,769	99,190
Veterinary Industry	28,728	504	—	504	29,232	21,799	51,031
Other Industries	399,723	6,579	3,856	10,435	410,158	141,220	551,378
Total	540,993	7,895	5,353	13,248	554,241	333,313	887,554
Construction & Development
Agriculture	44,571	—	—	—	44,571	—	44,571
Funeral Home & Cemetery	9,033	—	—	—	9,033	—	9,033
Healthcare	94,742	—	—	—	94,742	—	94,742
Independent Pharmacies	443	—	—	—	443	—	443
Registered Investment Advisors	2,404	—	—	—	2,404	—	2,404
Veterinary Industry	22,132	—	—	—	22,132	—	22,132
Other Industries	173,993	—	—	—	173,993	—	173,993
Total	347,318	—	—	—	347,318	—	347,318
Commercial Real Estate
Agriculture	30,066	—	—	—	30,066	19,975	50,041
Funeral Home & Cemetery	53,426	1,817	—	1,817	55,243	58,171	113,414
Healthcare	125,622	—	4,498	4,498	130,120	115,887	246,007
Independent Pharmacies	8,070	930	—	930	9,000	17,013	26,013
Registered Investment Advisors	2,543	—	—	—	2,543	4,913	7,456
Veterinary Industry	65,928	1,727	1,088	2,815	68,743	76,154	144,897
Other Industries	361,394	4,585	—	4,585	365,979	93,537	459,516
Total	647,049	9,059	5,586	14,645	661,694	385,650	1,047,344
Commercial Land
Agriculture	234,133	—	—	—	234,133	105,557	339,690
Total	234,133	—	—	—	234,133	105,557	339,690
Total	$1,769,493	$16,954	$10,939	$27,893	$1,797,386	$824,520	$2,621,906
Net Deferred Costs							$5,380
Loan and Leases, Net of unearned							$2,627,286

1

Total loans and leases include $665.1 million of U.S. government guaranteed loans as of March 31, 2020, of which $12.0 million is greater than 90 days or more past due, $19.4 million is past due 30-89 days and $633.7 million are current.  Total loans and leases include $622.6 million of U.S. government guaranteed loans as of December 31, 2019, of which $6.4 million is greater than 90 days or more past due, $13.6 million is past due 30-89 days and $602.6 million are current.

2	The Company measures the carrying value of the retained portion of loans sold at fair value under ASC Subtopic 825-10. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Credit Quality Indicators

The following tables presents asset quality indicators by portfolio segment and origination year.  See Note 5. Loans and Leases Held for Investment and Credit Quality in the Company’s 2019 Form 10-K for additional discussion around the asset quality indicators that the Company uses to manage and monitor credit risk.

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total[1,2]
March 31, 2020
Commercial & Industrial
Risk Grades 1 - 4	$71,188	$260,917	$68,136	$44,091	$12,455	$5,108	$99,612	$627	$562,134
Risk Grade 5	—	6,770	14,554	31	—	313	8,201	79	29,948
Risk Grades 6 - 8	—	3,300	10,968	3,852	—	481	942	—	19,543
Total	71,188	270,987	93,658	47,974	12,455	5,902	108,755	706	611,625
Construction & Development
Risk Grades 1 - 4	18,172	141,380	138,387	43,656	11,128	449	2,175	—	355,347
Risk Grade 5	—	—	7,788	8,758	—	—	—	—	16,546
Risk Grades 6 - 8	—	—	—	704	—	—	—	—	704
Total	18,172	141,380	146,175	53,118	11,128	449	2,175	—	372,597
Commercial Real Estate
Risk Grades 1 - 4	56,428	160,097	119,640	178,714	84,876	51,762	1,817	172	653,506
Risk Grade 5	—	—	14,256	7,767	22,351	5,098	200	—	49,672
Risk Grades 6 - 8	—	—	—	8,246	9,822	4,400	—	—	22,468
Total	56,428	160,097	133,896	194,727	117,049	61,260	2,017	172	725,646
Commercial Land
Risk Grades 1 - 4	5,626	31,404	54,474	55,682	66,166	52,576	—	—	265,928
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	4	—	—	4,334	—	—	4,338
Total	5,626	31,404	54,478	55,682	66,166	56,910	—	—	270,266
Total	$151,414	$603,868	$428,207	$351,501	$206,798	$124,521	$112,947	$878	$1,980,134

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Total[1,2]
December 31, 2019
Commercial & Industrial
Risk Grades 1 - 4	$510,508
Risk Grade 5	32,462
Risk Grades 6 - 8	11,271
Total	554,241
Construction & Development
Risk Grades 1 - 4	331,135
Risk Grade 5	15,477
Risk Grades 6 - 8	706
Total	347,318
Commercial Real Estate
Risk Grades 1 - 4	599,298
Risk Grade 5	41,573
Risk Grades 6 - 8	20,823
Total	661,694
Commercial Land
Risk Grades 1 - 4	227,377
Risk Grade 5	—
Risk Grades 6 - 8	6,756
Total	234,133
Total	$1,797,386

1

Total loans and leases include $665.1 million of U.S. government guaranteed loans as of March 31, 2020, segregated by risk grade as follows: Risk Grades 1 – 4 = $584.5 million, Risk Grade 5 = $50.0 million, Risk Grades 6 – 8 = $30.6 million. As of December 31, 2019, total loans and leases include $622.6 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $556.8 million, Risk Grade 5 = $42.7 million, Risk Grades 6 – 8 = $23.1 million. Total loans and leases exclude loans accounted for under the fair value option.

2	Excludes $831.4 million and $824.5 million of loans accounted for under the fair value option as of March 31, 2020 and December 31, 2019, respectively.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Nonaccrual Loans and Leases

As of March 31, 2020 and December 31, 2019 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three month period ended March 31, 2020 or March 31, 2019. All nonaccrual loans and leases are included in the held for investment portfolio. Accrued interest receivable on loans totaled $20.8 million and $19.8 million at March 31, 2020 and December 31, 2019, respectively, and is included in other assets in the accompany consolidated balance sheets.

Nonaccrual loans and leases as of March 31, 2020 and December 31, 2019 are as follows:

March 31, 2020	Loan Balance[1]	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Agriculture	$1	$1	$—	$—
Healthcare	2,099	1,905	194	—
Independent Pharmacies	4,424	3,318	1,106	—
Veterinary Industry	481	481	—	—
Other Industries	9,217	7,181	2,036	—
Total	16,222	12,886	3,336	—
Commercial Real Estate
Healthcare	4,498	1,254	3,244	1,841
Independent Pharmacies	822	698	124	—
Veterinary Industry	2,770	2,143	627	—
Other Industries	5,439	4,079	1,360	—
Total	13,529	8,174	5,355	1,841
Commercial Land
Agriculture	4,337	3,405	932	32
Total	4,337	3,405	932	32
Total	$34,088	$24,465	$9,623	$1,873

December 31, 2019	Loan Balance[1]	Guaranteed Balance	Unguaranteed Balance
Commercial & Industrial
Agriculture	$269	$215	$54
Healthcare	2,309	1,931	378
Veterinary Industry	504	504	—
Other Industries	3,856	2,906	950
Total	6,938	5,556	1,382
Commercial Real Estate
Healthcare	4,498	1,254	3,244
Independent Pharmacies	931	698	233
Veterinary Industry	2,816	2,178	638
Total	8,245	4,130	4,115
Commercial Land
Agriculture	6,756	5,028	1,728
Total	6,756	5,028	1,728
Total	$21,939	$14,714	$7,225
1	Excludes nonaccrual loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of March 31, 2020:

	Total Collateral Dependent Loans			Unguaranteed Portion
March 31, 2020	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Healthcare	$1,188	$178	$—	$41	$3	$—	$44
Independent Pharmacies	—	4,514	—	—	1,196	—	1,177
Other Industries	4,586	2,267	2,148	1,363	557	148	1,067
Total	5,774	6,959	2,148	1,404	1,756	148	2,288
Commercial Real Estate
Healthcare	1,821	—	—	1,821	—	—	—
Independent Pharmacies	826	—	—	128	—	—	4
Veterinary Industry	2,792	—	—	649	—	—	180
Other Industries	5,449	—	—	1,371	—	—	3
Total	10,888	—	—	3,969	—	—	187
Commercial Land
Agriculture	4,359	—	—	952	—	—	328
Total	4,359	—	—	952	—	—	328
Total	$21,021	$6,959	$2,148	$6,325	$1,756	$148	$2,803

Allowance for Credit Losses - Loans and Leases

On January 1, 2020 the Company adopted ASC 326.  Upon adoption, the Company’s maintains the ACL at levels management believes represents the future expected credit losses in the loan and lease portfolios as of the balance sheet date.  See Note 1. Basis of Presentation for additional information around the Company’s methodology for estimating the ACL.  See Note 1. Organization and Summary of Significant Accounting Policies and Note 5. Loans and Leases Held for Investment and Credit Quality in the Company’s 2019 Form 10-K for additional information related to the Company’s methodology for estimating the prior period allowance for credit losses under ASC 310.

The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
March 31, 2020
Beginning Balance, prior to adoption of ASC 326	$2,732	$8,427	$15,757	$1,318	$28,234
Impact of adopting ASC 326	1,131	1,916	(4,561)	193	(1,321)
Charge offs	—	(109)	(2,345)	(408)	(2,862)
Recoveries	—	28	35	—	63
Provision	960	2,848	7,451	533	11,792
Ending Balance	$4,823	$13,110	$16,337	$1,636	$35,906
March 31, 2019
Beginning Balance	$2,042	$5,259	$6,524	$607	$14,432
Charge offs	—	—	—	—	—
Recoveries	—	8	79	—	87
Provision	194	112	1,679	1,046	3,031
Ending Balance	$2,236	$5,379	$8,282	$1,653	$17,550

During the three month period ended March 31, 2020, changes to the ACL were primarily related to the severity of forecasted unemployment rates as a result of the COVID-19 pandemic. Unemployment rates were forecasted for twelve months followed by a twelve-month straight-line reversion period. Additionally, the provision expense was impacted by loan and lease growth and net charge-offs during the period.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables represent the types of TDRs that were made during the periods presented:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	All Restructurings		All Restructurings
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Extended Amortization
Commercial Land
Agriculture	—	$—	1	$3,489
Commercial & Industrial
Other Industries	1	973	—	—
Total Extend Amortization	1	973	1	3,489
Payment Deferral
Commercial & Industrial
Other Industries	2	1,487	—	—
Commercial Real Estate
Healthcare	—	—	1	1,853
Other Industries	1	3,589	—	—
Total Payment Deferral	3	5,076	1	1,853
Total	4	$6,049	2	$5,342

Concessions made to improve a loan or lease’s performance have varying degrees of success. No TDRs that were modified within the twelve months ended March 31, 2020 and 2019 subsequently defaulted during the three months ended March 31, 2020 and 2019.

The following tables detail the recorded allowance for loan and lease losses and the investment in loans and leases related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

December 31, 2019	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total[1,2]
Allowance for loan and lease losses:
Loans and leases individually evaluated for impairment	$17	$2,067	$3,989	$748	$6,821
Loans and leases collectively evaluated for impairment	2,715	6,360	11,768	570	21,413
Total allowance for loan and lease losses	$2,732	$8,427	$15,757	$1,318	$28,234
Loans and leases receivable:
Loans and leases individually evaluated for impairment	$719	$25,389	$14,052	$17,347	$57,507
Loans and leases collectively evaluated for impairment	346,599	636,305	540,189	216,786	1,739,879
Total loans and leases receivable	$347,318	$661,694	$554,241	$234,133	$1,797,386

1	As of December 31, 2019, loans and leases receivable includes $622.6 million of U.S. government guaranteed loans, of which $36.0 million are considered impaired.
2	Loans and leases receivable exclude $824.5 million of loans accounted for under the fair value option.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Loans and leases classified as impaired as of the dates presented are summarized in the following tables.

December 31, 2019	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Agriculture	$367	$215	$152
Healthcare	3,760	1,931	1,829
Veterinary Industry	504	504	—
Other Industries	9,421	5,348	4,073
Total	14,052	7,998	6,054
Construction & Development
Healthcare	719	530	189
Total	719	530	189
Commercial Real Estate
Healthcare	12,677	5,101	7,576
Independent Pharmacies	933	698	235
Veterinary Industry	5,907	4,707	1,200
Other Industries	5,872	4,079	1,793
Total	25,389	14,585	10,804
Commercial Land
Agriculture	17,347	12,898	4,449
Total	17,347	12,898	4,449
Total	$57,507	$36,011	$21,496

The following table presents evaluated balances of loans and leases classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan and lease fees or costs.

	December 31, 2019
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Agriculture	$362	$5	$367	$378	$95
Healthcare	3,760	—	3,760	4,109	975
Veterinary Industry	504	—	504	672	4
Other Industries	9,421	—	9,421	9,725	2,915
Total	14,047	5	14,052	14,884	3,989
Construction & Development
Healthcare	719	—	719	706	17
Total	719	—	719	706	17
Commercial Real Estate
Healthcare	10,835	1,842	12,677	12,602	1,579
Independent Pharmacies	933	—	933	930	88
Veterinary Industry	5,907	—	5,907	6,615	311
Other Industries	5,611	261	5,872	5,697	89
Total	23,286	2,103	25,389	25,844	2,067
Commercial Land
Agriculture	17,347	—	17,347	17,399	748
Total	17,347	—	17,347	17,399	748
Total Impaired Loans and Leases	$55,399	$2,108	$57,507	$58,833	$6,821

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the average recorded investment of impaired loans and leases for each period presented and interest income recognized during the period in which the loans and leases were considered impaired.

	Three Months Ended March 31, 2019
	Average Balance	Interest Income Recognized
Commercial & Industrial
Agriculture	$6	$—
Healthcare	4,492	29
Veterinary Industry	632	1
Other Industries	3,532	17
Total	8,662	47
Commercial Real Estate
Healthcare	9,772	101
Veterinary Industry	6,282	41
Other Industries	1,588	—
Total	17,642	142
Commercial Land
Agriculture	21,505	196
Total	21,505	196
Total	$47,809	$385

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

	March 31, 2020	December 31, 2019
Gross direct finance lease payments receivable	$13,197	$13,959
Less – unearned interest	(2,334)	(2,562)
Net investment in direct financing leases	$10,863	$11,397

Future minimum lease payments under finance leases are as follows:

As of March 31, 2020	Amount
2020	$2,367
2021	2,928
2022	2,699
2023	2,259
2024	1,635
Thereafter	1,309
Total	$13,197

Interest income of $233 thousand and $234 thousand was recognized in the three months ended March 31, 2020 and 2019, respectively.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2020 and December 31, 2019, the Company had a net investment of $141.8 million and $144.3 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $164.3 million as of March 31, 2020 and December 31, 2019 and accumulated depreciation was $22.5 million and $20.0 million as of March 31, 2020 and December 31, 2019, respectively. Depreciation expense recognized on these assets for the three months ended March 31, 2020 and 2019 was $2.5 million and $2.4 million, respectively.

Lease income of $2.4 million and $2.3 million was recognized in the three months ended March 31, 2020 and 2019, respectively.

A maturity analysis of future minimum lease payments under non-cancelable operating leases is as follows:

As of March 31, 2020	Amount
2020	$7,060
2021	9,052
2022	9,044
2023	9,075
2024	8,808
Thereafter	40,110
Total	$83,149

Note 7. Servicing Assets

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.22 billion and $2.26 billion at March 31, 2020 and December 31, 2019, respectively. The unpaid principal balance for all loans serviced for others was $2.98 billion and $2.97 billion at March 31, 2020 and December 31, 2019, respectively.

The following summarizes the activity pertaining to servicing rights:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$35,365	$47,641
Additions, net	2,859	723
Fair value changes:
Due to changes in valuation inputs or assumptions	(2,039)	(524)
Decay due to increases in principal paydowns or runoff	(2,653)	(3,516)
Balance at end of period	$33,532	$44,324

The fair value of servicing rights was determined using a weighted average discount rate of 13.0% on March 31, 2020 and 14.7% on March 31, 2019. The fair value of servicing rights was determined using a weighted average prepayment speed of 17.9% on March 31, 2020 and 13.1% on March 31, 2019, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the consolidated statements of income.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions typically have the most significant impact on the fair value of servicing rights. Generally, as interest rates rise on variable rate loans, loan prepayments increase due to an increase in refinance activity, which results in a decrease in the fair value of servicing assets, however, weakening economic conditions or significant declines in interest rates can also increase loan prepayment activity. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Borrowings

Total outstanding borrowings consisted of the following:

	March 31, 2020	December 31, 2019
Borrowings
In 2019, the Company renewed a revolving line of credit issued in 2017. The line of credit is unsecured and accrues interest at 30-day LIBOR plus 1.15% for a term of 13 months. Payments are interest only with all principal and accrued interest due on October 20, 2020. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. This $50 million line of credit has been fully advanced and there is no available credit remaining at March 31, 2020.	$50,000	$—
In October 2017, the Company entered into a financing lease of $19 thousand with an unaffiliated equipment lease company, secured by fitness equipment which is included in other assets on the consolidated balance sheet. Payments are principal and interest due monthly starting December 15, 2017 over a term of 60 months. At the end of the lease term there is a $1.00 bargain purchase option. As of January 1, 2019, this borrowing was revised in accordance with ASU 2016-02.	12	14
Total borrowings	$50,012	$14

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $72.5 million as of March 31, 2020 and December 31, 2019. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of March 31, 2020 and December 31, 2019.

The Company has entered into a repurchase agreement with a third party for $5.0 million as of March 31, 2020 and December 31, 2019.  At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received.  The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of March 31, 2020 and December 31, 2019.

On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. At March 31, 2020 and December 31, 2019, the Company had approximately $1.20 billion and $1.14 billion, respectively, in borrowing capacity available under these agreements.  There is no collateral pledged and no advances outstanding as of March 31, 2020 and December 31, 2019.

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $565.8 million and $526.8 million as of March 31, 2020 and December 31, 2019, respectively.  At March 31, 2020 and December 31, 2019, the Company had approximately $309.1 million and $294.5 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of March 31, 2020 and December 31, 2019.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Recurring Fair Value

The following sections provide a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the fair value hierarchy:

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

Loans held for sale: The fair values of loans held for sale are determined by discounting estimated cash flows using interest rates approximating prevailing market rates for similar loans adjusted to reflect the inherent credit risk.

Loans held for investment: The fair values of loans held for investment are typically determined based on discounted cash flow analyses using market-based interest rate spreads. Discounted cash flow analyses are adjusted, as appropriate, to reflect current market conditions and borrower-specific credit risk. If the loan is collateral dependent, the fair value is determined based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan’s collateral is determined by appraisals, independent valuation, or management’s estimation of fair value which is then adjusted for the cost related to liquidation of the collateral.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2020	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US treasury securities	$5,043	$—	$5,043	$—
US government agencies	23,079	—	23,079	—
Mortgage-backed securities	537,291	—	537,291	—
Municipal bonds[1]	8,755	—	8,662	93
Loans held for sale	19,151	—	—	19,151
Loans held for investment	831,426	—	—	831,426
Servicing assets[2]	33,532	—	—	33,532
Mutual fund	2,141	—	2,141	—
Equity warrant assets[3]	702	—	—	702
Total assets at fair value	$1,461,120	$—	$576,216	$884,904

December 31, 2019	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US treasury securities	$5,015	$—	$5,015	$—
US government agencies	22,779	—	22,779	—
Mortgage-backed securities	503,297	—	503,297	—
Municipal bonds[1]	8,954	—	8,862	92
Loans held for sale	16,198	—	—	16,198
Loans held for investment	824,520	—	—	824,520
Servicing assets[2]	35,365	—	—	35,365
Mutual fund	2,206	—	2,206	—
Equity warrant assets[3]	570	—	—	570
Total assets at fair value	$1,418,904	$—	$542,159	$876,745

1

During the three months ended March 31, 2020, the Company recorded a fair value adjustment gain of $1 thousand. During the three months ended March 31, 2019, the Company sold $900 thousand of a municipal bond to a third party and recorded a fair value adjustment loss of $9 thousand.

2	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets.
3

During the three months ended March 31, 2020, the Company entered into equity warrant assets with a fair value of $164 thousand at the time of issuance and recorded net losses on derivative instruments of $32 thousand. During the three months ended March 31, 2019, the Company recorded net gains on derivative instruments of $255 thousand.

Fair Value Option

The Company elects to account for retained participating interests of government guaranteed loans under the fair value option in order to align the accounting presentation with the Company’s viewpoint of the economics of the loans. Interest income on loans accounted for under the fair value option is recognized in loans and fees on loans on the Company’s consolidated statements of income. There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at March 31, 2020 or December 31, 2019. The unpaid principal balance of unguaranteed exposure for nonaccruals was $12.2 million and $10.7 million at March 31, 2020 and December 31, 2019, respectively.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at March 31, 2020 and December 31, 2019.

	March 31, 2020
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$19,151	$20,056	$(905)	$—	$—	$—	$—	$—	$—
Loans held for investment	831,426	858,577	(27,151)	60,558	65,303	(4,745)	39,102	40,876	(1,774)
	$850,577	$878,633	$(28,056)	$60,558	$65,303	$(4,745)	$39,102	$40,876	$(1,774)

	December 31, 2019
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$16,198	$17,230	$(1,032)	$—	$—	$—	$—	$—	$—
Loans held for investment	824,520	842,456	(17,936)	49,739	54,370	(4,631)	26,644	28,137	(1,493)
	$840,718	$859,686	$(18,968)	$49,739	$54,370	$(4,631)	$26,644	$28,137	$(1,493)

The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended March 31,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2020	2019
Loans held for sale	$120	$(351)
Loans held for investment	(10,758)	2,434
	$(10,638)	$2,083

Losses related to borrower-specific credit risk were $922 thousand and $522 thousand for the three months ended March 31, 2020 and 2019, respectively.

The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Three Months Ended March 31,
Loans held for sale	2020	2019
Balance at beginning of period	$16,198	$17,745
Issuances	3,045	13,635
Fair value changes	120	(351)
Sales	—	(5,700)
Settlements	(212)	(36)
Balance at end of period	$19,151	$25,293

	Three Months Ended March 31,
Loans held for investment	2020	2019
Balance at beginning of period	$824,520	$885,527
Issuances	61,611	30,108
Fair value changes	(10,758)	2,434
Settlements	(43,947)	(49,415)
Balance at end of period	$831,426	$868,654

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Non-recurring Fair Value

The following sections provide a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the fair value hierarchy:

Collateral dependent loans: Loans are considered collateral dependent when the Company has determined that foreclosure of the collateral is probable or when a borrower is experiencing financial difficulty and the loan is expected to be repaid substantially through the operation or sale of collateral. A collateral dependent loan’s ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan’s collateral is determined by appraisals, independent valuation, or management’s estimation of fair value which is then adjusted for the cost related to liquidation of the collateral. Collateral dependent loans are generally classified as Level 3 based on management’s judgment and estimation.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

March 31, 2020	Total	Level 1	Level 2	Level 3
Collateral dependent loans	$2,349	$—	$—	$2,349
Foreclosed assets	6,744	—	—	6,744
Total assets at fair value	$9,093	$—	$—	$9,093

December 31, 2019	Total	Level 1	Level 2	Level 3
Collateral dependent loans	$1,245	$—	$—	$1,245
Foreclosed assets	5,612	—	—	5,612
Equity security investment with a non-readily determinable fair value	8,738	8,738	—	—
Total assets at fair value	$15,595	$8,738	$—	$6,857

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Level 3 Analysis

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2020 and December 31, 2019 the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2020

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$93	Discounted expected cash flows	Discount rate Prepayment speed	4.2% 5.0%
Loans held for sale	$19,151	Discounted expected cash flows	Discount rate Prepayment speed	7.1% to 15.4% WAVG 17.9%
Loans held for investment	$831,426	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 82.5% (WAVG 1.8%) 7.1% to 15.4% WAVG 17.9% 10% to 50%
Equity warrant assets	$702	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	24.7 to 85.4% 0.7% 20.0% 7-10 years
Non-recurring fair value
Collateral dependent loans	$2,349	Discounted appraisals	Appraisal adjustments (1)	10.0% to 55.0%
Foreclosed assets	$6,744	Discounted appraisals	Appraisal adjustments (1)	4.0% to 14.5%

December 31, 2019

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$92	Discounted expected cash flows	Discount rate Prepayment speed	4.6% 5.0%
Loans held for sale	$16,198	Discounted expected cash flows	Discount rate Prepayment speed	7.7% to 21.4% WAVG 13.1%
Loans held for investment	$824,520	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 10.9% (WAVG 1.3%) 7.7% to 21.4% WAVG 13.1% 10.0% to 70.0%
Equity warrant assets	$570	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	21.0-75.0% 1.90% 20.0% 8-10 years
Non-recurring fair value
Collateral dependent loans	$1,245	Discounted appraisals	Appraisal adjustments (1)	10.0% to 57.0%
Foreclosed assets	$5,612	Discounted appraisals	Appraisal adjustments (1)	10.0% to 37.0%

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the consolidated balance sheets.

The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

March 31, 2020	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$256,824	$256,824	$—	$—	$256,824
Federal funds sold	158,226	158,226	—	—	158,226
Certificates of deposit with other banks	7,250	7,755	—	—	7,755
Loans held for sale	976,899	—	—	1,044,207	1,044,207
Loans and leases, net of allowance for credit losses on loans and leases	1,950,159	—	—	2,053,965	2,053,965
Financial liabilities
Deposits	4,642,148	—	4,717,676	—	4,717,676
Borrowings	50,012	—	—	50,301	50,301

December 31, 2019	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$126,752	$126,752	$—	$—	$126,752
Federal funds sold	96,787	96,787	—	—	96,787
Certificates of deposit with other banks	7,250	7,568	—	—	7,568
Loans held for sale	950,249	—	—	1,004,135	1,004,135
Loans and leases, net of allowance for credit losses on loans and leases	1,774,532	—	—	1,822,569	1,822,569
Financial liabilities
Deposits	4,229,122	—	4,213,657	—	4,213,657
Borrowings	14	—	—	14	14

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

	March 31, 2020	December 31, 2019
Commitments to extend credit	$1,732,944	$1,834,449
Standby letters of credit	27,512	25,532
Operating lease commitments	803	—
Total unfunded off-balance-sheet credit risk	$1,761,259	$1,859,981

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

Operating lease commitments are non-cancelable operating lease agreements for real property entered by the Company during the period which have not commenced.

As of March 31, 2020 and December 31, 2019, the Company had unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $16.9 million.

Concentrations of Credit Risk

Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans, leases, and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $7.5 million, except for 30 relationships that have a retained unguaranteed exposure of $325.7 million of which $217.4 million of the unguaranteed exposure has been disbursed.

Additionally, the Company has future minimum lease payments due under non-cancelable operating leases totaling $83.1 million, of which $59.8 million is due from four relationships.

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

Stock Options

There were no stock options granted during the three months ended March 31, 2020.

At March 31, 2020, unrecognized compensation costs relating to stock options amounted to $3.7 million which will be recognized over a weighted average period of 2.35 years.

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

For the three months ended March 31, 2020, 483,331 RSUs were granted with a weighted average grant date fair value of $17.98. Of the RSUs granted, 447,273 were awarded in connection with annual long term incentive stock compensation.

At March 31, 2020, unrecognized compensation costs relating to RSUs amounted to $16.2 million which will be recognized over a weighted average period of 4.30 years.

There were no Market RSUs granted during the three months ended March 31, 2020.

At March 31, 2020, unrecognized compensation costs relating to Market RSUs amounted to $12.6 million which will be recognized over a weighted average period of 2.94 years.

Note 12. Significant Equity Method Investments

In accordance with Rule 10-01(b)(1) of Regulation S-X, the Company must assess whether any of its equity method investments are significant equity method investments. In evaluating the significance of these investments, the Company performed the income test and the investment test described in S-X 3-05 and S-X 1-02(w). Rule 10-01(b)(1) of Regulation S-X requires summarized financial information in a quarterly report if any of the two tests exceeds 20%. Under the income test, the Company’s proportionate share of its equity method investees' aggregated net losses exceeded the applicable threshold of 20% and is accordingly required to provide summarized financial information for these investees for all periods presented in this Form 10-Q.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides summarized balance sheet information for the Company’s equity method investments as of March 31, 2020 and December 31, 2019. The Company’s equity method investments are included in the other assets line on the consolidated balances sheet and are largely concentrated in new or emerging financial service technology companies.

	March 31, 2020	December 31, 2019
Balance sheet data
Current assets	$52,228	$56,710
Noncurrent assets	176,472	162,304
Total assets	$228,700	$219,014

Current liabilities	$20,183	$19,910
Noncurrent liabilities	664	683
Total liabilities	20,847	20,593
Equity interests	207,853	198,421
Total liabilities and equity	$228,700	$219,014

The following table provides summarized income statement information for the Company’s equity method investments for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Summary of operations
Total revenues	$15,792	$13,389

Net loss	(16,433)	(7,120)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the financial condition and results of operations of Live Oak Bancshares, Inc. (the “Company” or “LOB”). This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Annual Report"). Results of operations for the periods included in this quarterly report on Form 10-Q are not necessarily indicative of results to be obtained during any future period.

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
•

the potential impacts of the Coronavirus Disease 2019 (COVID-19) pandemic on trade (including supply chains and export levels), travel, employee productivity and other economic activities that may have a destabilizing and negative effect on financial markets, economic activity and customer behavior;

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

•	other risk factors listed from time to time in reports that the Company files with the SEC, including in the Company’s 2019 Annual Report; and
•	the Company’s success at managing the risks involved in the foregoing.

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

Amounts in all tables in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have been presented in thousands, except percentage, time period, stock option, share and per share data or where otherwise indicated.

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

In 2018, the Company formed Canapi Advisors, LLC for the purpose of providing investment advisory services to a series of new funds focused on providing venture capital to new and emerging financial technology companies.  In 2019, Live Oak Clean Energy Financing LLC (“LOCEF”) became a subsidiary of the Bank.  LOCEF was formed in November 2016 as a subsidiary of the Company for the purpose of providing financing to entities for renewable energy applications. In 2018, the Bank formed Live Oak Private Wealth, LLC, a registered investment advisor that provides high-net-worth individuals and families with strategic wealth and investment management services.  In 2017, the Bank entered into a joint venture, Apiture LLC (“Apiture”), with First Data Corporation for the purpose of creating next generation technology for financial institutions.   In addition to the Bank, the Company owns Live Oak Ventures, Inc. (formerly known as "Canapi, Inc."), formed in August 2016 for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology; Live Oak Grove, LLC, formed in February 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location; Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans; and 504 Fund Advisors, LLC (“504FA”), formed to serve as the investment advisor to The 504 Fund, a closed-end mutual fund organized to invest in SBA section 504 loans.  In 2019, 504FA exited as the advisor to The 504 Fund and the Company dissolved this legal entity.

The Company generates revenue primarily from net interest income and secondarily through origination and sale of government guaranteed loans.  Income from the retention of loans is comprised principally of interest income.  The Company elects to account for certain loans under the fair value option with interest reported in interest income and changes in fair value reported in the net (loss) gain on loans accounted for under the fair value option line item of the consolidated statements of income.  Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets along with net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan and lease credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.

Recent Developments

The COVID-19 pandemic in the United States is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty. While it is not possible to know the full universe or extent of these impacts as of the date of this filing, we are disclosing potentially material items of which we are aware.

Financial position and results of operations

Relating to our March 31, 2020 financial condition and results of operations, COVID-19 had a significant impact on the allowance for credit losses (“ACL”) on loans and leases, loans carried at fair value, loan servicing asset revaluation and net gains on sales of loans. While the Company has not yet experienced any charge-offs related to COVID-19, the ACL and loan fair value calculation and resulting provision for loan and lease credit losses and net loss on loans accounted for under the fair value option were significantly impacted by changes in forecasted economic conditions. Given that forecasted economic scenarios worsened substantially since the pandemic was declared in early March, the need for additional credit related reserves increased significantly by quarter end. Refer to the discussion of the ACL and loans at fair value in Notes 5 and 9, respectively, of the unaudited consolidated financial statements as well as further discussion in MD&A. Also impacted by deteriorating market conditions was the Company’s valuation of the loan servicing asset as discussed in Note 7 of the unaudited consolidated financial statements and net gains on sales of loans, both of which are further discussed in MD&A.  Should economic conditions worsen, the Company could experience further increases in the required ACL and negative fair value marks and record additional credit or market related loss expense. It is also possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

The income from gain on sale of loans in future periods could be reduced due to COVID-19.  Impacts began to be felt in the latter part of March with loan sales executed at that time as secondary markets conditions began to weaken.  At this time, the Company is unable to project the materiality of such an impact but recognizes the breadth of the economic impact is likely to impact gains in future periods.

Interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to help defer their payments, interest, and fees.  In addition to regulatory relief on deferrals from regulators, six months of payment relief are also available from the SBA for loans guaranteed by that agency.  While interest and fees will still accrue to interest, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of March 31, 2020, all of the Company’s capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements.  While the Company believes that capital is sufficient to withstand an extended economic recession brought about by COVID-19, reported and regulatory capital ratios could be adversely impacted by further credit losses.  The Company relies on cash on hand as well as dividends from its subsidiary bank to service our debt.  If our capital deteriorates such that the Bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity.  Wholesale funding markets have remained open to the Company, but rates for short term funding have recently been volatile and the secondary market for guaranteed loans, while open, has weakened as mentioned above.  In addition to increased levels of loan sales, the Company also increased its levels of deposits and borrowings in the first quarter, as discussed further in MD&A.  If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin.  If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

The Federal Reserve has created the Paycheck Protection Lending Facility (“PPLF”) to help provide financing in response to disruptions arising from COVID-19.  The PPLF extends loans to banks that have loaned money to small businesses under the Paycheck Protection Program (“PPP”), discussed in more detail below. Amounts borrowed are non-recourse and have a 100% advance rate equal to the principal amount of PPP loans pledged as security. In addition, loans financed under the PPLF have no impact on regulatory leverage capital ratios.  The maturity date of a borrowing under the PPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is transferred to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPLF bear interest at a rate of 0.35% and there are no fees to the Company.  As of April 30, 2020, the Company had borrowed $462.7 million from the PPLF.

Lending operations and accommodations to borrowers

With the passage of the PPP, administered by the SBA, the Company has actively interpreted and implemented new loan programs and systems using its technology platform while participating in assisting its customers and other small businesses in need of resources through the program.  PPP loans have a two-year term and earn interest at 1%. The Company expects that some portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of May 5, 2020, the Company has secured funding from the SBA for 9,582 PPP loans representing $1.7 billion in funding. Loans funded through the PPP program are expected to be fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to record additional credit loss expense through earnings.

With the passage of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) on March 27, 2020, the SBA will be making 6-months of principal and interest payments on all fully disbursed SBA 7(a) and SBA Express loans in regular servicing status.  In addition, with regulatory guidance to work with borrowers during this unprecedented situation, the Company has also mobilized to provide a payment deferral program when needed by customers that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

Credit

While all industries have and will continue to experience adverse impacts as a result of COVID-19, the Company has exposures in the following verticals considered to be “at-risk” of significant impact as of March 31, 2020: healthcare, hotels, early education, wine and craft beverage, entertainment centers, fitness centers, and quick service restaurants each comprising $600.2 million or 15.7%, $242.3 million or 6.3%, $193.7 million or 5.1%, $175.3 million or 4.6%, $77.9 million or 2.0%, $49.7 million or 1.3%, and $29.3 million or 0.8% of total loans and leases (all at amortized cost, inclusive of loans carried at fair value), respectively.  49.9% of these amounts are government guaranteed loans.

The Company is working with customers directly affected by COVID-19.  The Company is prepared to offer short-term assistance in accordance with regulatory guidelines.  As a result of the current economic environment caused by COVID-19, the Company has reached out to every one of its borrowers and is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, which the Company anticipates will allow it to respond proactively as needs and issues arise.

Results of Operations

Performance Summary

Three months ended March 31, 2020 compared with three months ended March 31, 2019

For the three months ended March 31, 2020, the Company reported a net loss of $7.6 million, or $(0.19) per diluted share, compared to net earnings of $2.4 million, or $0.06 per diluted share, for the first quarter of 2019.  This decrease in net income is largely due to the effects of the COVID-19 pandemic on the Company’s credit reserves and fair value adjustments, as outlined below:

•	The provision for loan and lease credit losses increased $8.8 million, or 289.1%; and

•	The net loss on loans accounted for under the fair value option increased $12.7 million, or 610.7%.

Outside of the effects of COVID-19, which were intensified by the adoption of new current expected credit losses model (“CECL”) in the first quarter of 2020, salaries and employee benefits increased $6.2 million, or 28.4%, as the Company continued to invest in its workforce to support growth and a variety of initiatives.

The primary factors partially offsetting the above net loss were:

•	Increase in net interest income of $9.6 million, or 31.2%, predominately driven by significant growth in total loan and lease portfolios combined with higher investment security holdings;

•

Net gains on sales of loans increased $6.9 million, or 164.7%, due largely to a higher volume of loans sold in the first quarter of 2020 to strengthen the Company’s capital and liquidity profile in light of the looming pandemic.  The volume in guaranteed loan sales in the first quarter of 2020 increased to $162.3 million compared to $62.9 million in the first quarter of 2019; and

•

Income tax benefit increased $8.1 million primarily as a result of a $3.7 million estimated benefit related to the enactment of the CARES Act which allows the carryback of certain net operating losses for five years combined with the Company’s overall net pretax loss in the first quarter of 2020.

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

Three months ended March 31, 2020 compared with three months ended March 31, 2019

For the three months ended March 31, 2020, net interest income increased $9.6 million, or 31.2%, to $40.2 million compared to $30.6 million for the three months ended March 31, 2019. This increase was principally due to the significant growth in the combined held for sale and held for investment loan and lease portfolios along with higher investment security holdings reflecting the Company's ongoing initiative to grow recurring revenue sources and strengthen liquidity.   Average interest earning assets increased by $1.13 billion, or 33.3%, to $4.53 billion for the three months ended March 31, 2020, compared to $3.40 billion for the three months ended March 31, 2019, while the yield on average interest earning assets decreased thirty-three basis points to 5.62%. The cost of funds on interest bearing liabilities for the three months ended March 31, 2020 decreased twenty-four basis points to 2.14%, and the average balance of interest bearing liabilities increased by $1.08 billion, or 32.7%, over the same period. As indicated in the rate/volume table below, increased interest earning asset volume more than offset lower yields, outpacing the higher volume and lower levels of cost declines for interest bearing liabilities, resulting in increased interest income of $13.6 million and increased interest expense of $4.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  For the three months ended March 31, 2019 compared to the three months ended March 31, 2020, net interest margin decreased from 3.65% to 3.55%, respectively, principally due to the yield decline on interest earnings assets outpacing the lower cost for interest bearing liabilities.  The decline in net interest margin reflects impacts of recent Fed rate cuts.

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

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Federal funds sold and interest earning balances in other banks	$229,886	$750	1.31%	$283,364	$1,639	2.35%
Investment securities	536,206	3,762	2.81	461,339	3,317	2.92
Loans held for sale	1,016,572	15,865	6.26	749,700	12,583	6.81
Loans and leases held for investment(1)	2,750,351	43,096	6.28	1,905,807	32,383	6.89
Total interest earning assets	4,533,015	63,473	5.62	3,400,210	49,922	5.95
Less: Allowance for credit losses on loans and leases	(27,003)			(15,991)
Non-interest earning assets	510,544			476,232
Total assets	$5,016,556			$3,860,451
Interest bearing liabilities:
Interest bearing checking	$—	$—	—%	$169	$—	—%
Savings	1,123,882	4,844	1.73	927,579	4,786	2.09
Money market accounts	77,622	100	0.52	83,298	108	0.53
Certificates of deposit	3,162,660	18,311	2.32	2,282,709	14,423	2.56
Total deposits	4,364,164	23,255	2.14	3,293,755	19,317	2.38
Other borrowings	7,156	57	3.19	1,464	—	—
Total interest bearing liabilities	4,371,320	23,312	2.14	3,295,219	19,317	2.38
Non-interest bearing deposits	52,141			46,822
Non-interest bearing liabilities	53,494			14,449
Shareholders' equity	539,601			503,961
Total liabilities and shareholders' equity	$5,016,556			$3,860,451
Net interest income and interest rate spread		$40,161	3.48%		$30,605	3.58%
Net interest margin			3.55%			3.65%
Ratio of average interest-earning assets to average interest-bearing liabilities			103.70%			103.19%

(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended March 31,
	2020 vs. 2019
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Federal funds sold and interest earning balances in other banks	$(647)	$(242)	$(889)
Investment securities	(87)	532	445
Loans held for sale	(1,040)	4,322	3,282
Loans and leases held for investment	(3,079)	13,792	10,713
Total interest income	(4,853)	18,404	13,551
Interest expense:
Interest bearing checking	—	—	—
Savings	(871)	929	58
Money market accounts	(1)	(7)	(8)
Certificates of deposit	(1,439)	5,327	3,888
Other borrowings	34	23	57
Total interest expense	(2,277)	6,272	3,995
Net interest income	$(2,576)	$12,132	$9,556

Provision for Loan and Lease Credit Losses

The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the allowance for credit losses (“ACL”) on loans and leases at a level that is appropriate in relation to the estimated losses inherent in the loan and lease portfolio.

Losses inherent in loan relationships are mitigated if a portion of the loan is guaranteed by the SBA or USDA. A typical SBA 7(a) loan carries a 75% guarantee while USDA guarantees range from 50% to 90% depending on loan size, which serve to reduce the risk profile of these loans. The Company believes that its focus on compliance with regulations and guidance from the SBA and USDA are key factors to managing this risk.

For the first quarter of 2020, the provision for loan and lease credit losses was $11.8 million compared to $3.0 million for the same period in 2019, an increase of $8.8 million.  The Company adopted the new current expected credit losses (“CECL”) standard effective January 1, 2020 and accordingly determined to use forecasted levels of unemployment as a primary economic variable in forecasting future expected losses.  Approximately $6.5 million of the first quarter 2020 provision was estimated to be based upon the severity of recent independent unemployment forecasts as a result of the COVID-19 pandemic with the remaining increase primarily due to continued growth of loans and leases held for investment combined with increased levels of criticized and classified loans and leases and charge-offs, with charge-offs in the Government Contracting vertical having a significant impact on historical loss factors.

Loans and leases held for investment at historical cost were $1.98 billion as of March 31, 2020, increasing by $870.2 million, or 78.0%, compared to March 31, 2019.  This growth was fueled by strong loan origination volumes and retaining substantially more loans on the balance sheet.

Net charge-offs for loans and leases measured at historical cost were $2.8 million, or 0.58% of average quarterly loans and leases held for investment, measured at historical cost, on an annualized basis, for the three months ended March 31, 2020, compared to $87 thousand in net recoveries, or (0.03)%, for the three months ended March 31, 2019.  The increase in net charge-offs was largely comprised of two loans in the Government Contracting vertical.  Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, at March 31, 2020, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $8.2 million and $8.5 million accounted for under the fair value option at March 31, 2020 and 2019, respectively, totaled $9.6 million, which was 0.48% of the held for investment loan and lease portfolio measured at historical cost compared to $7.3 million, or 0.66% of loans and leases held for investment at March 31, 2019.

Noninterest Income

Noninterest income is principally comprised of net gains from the sale of SBA and USDA-guaranteed loans along with loan servicing revenue and related revaluation of the servicing asset. Revenue from the sale of loans depends upon the volume, maturity structure and rates of underlying loans as well as the pricing and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Net (loss) gain on loans accounted for under the fair value option is also significantly impacted by changes in market rates, prepayment speeds and inherent credit risk.  Other less common elements of noninterest income include nonrecurring gains and losses on investments.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2020/2019 Increase (Decrease)
	2020	2019	Amount	Percent
Noninterest income
Loan servicing revenue	$6,422	$7,410	$(988)	(13.33)%
Loan servicing asset revaluation	(4,692)	(4,040)	(652)	(16.14)
Net gains on sales of loans	11,112	4,198	6,914	164.70
Net (loss) gain on loans accounted for under the fair value option	(10,638)	2,083	(12,721)	(610.71)
Equity method investments income (loss)	(2,478)	(2,014)	(464)	23.04
Equity security investments (losses) gains, net	(64)	103	(167)	(162.14)
(Loss) gain on sale of investment securities available-for-sale	(79)	5	(84)	(1,680.00)
Lease income	2,624	2,325	299	12.86
Management fee income	1,644	—	1,644	100.00
Construction supervision fee income	390	779	(389)	(49.94)
Other noninterest income	1,501	2,467	(966)	(39.16)
Total noninterest income	$5,742	$13,316	$(7,574)	(56.88)%

For the three months ended March 31, 2020, noninterest income decreased by $7.6 million, or 56.9%, compared to the three months ended March 31, 2019.  The decrease from the prior year is primarily the result of the aforementioned $12.7 million increase in net loss on loans accounted for under the fair value option.  Partially offsetting the overall decrease in noninterest income was an increase in net gains on sales of loans combined with increased management fee income arising from Canapi performing investment advisory services for a series of new funds providing venture capital to new and emerging financial technology companies.

The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three Months Ended March 31,		For years ended December 31,
	2020	2019	2019	2018	2017	2016
Amount of loans and leases originated	$500,634	$390,851	$2,001,886	$1,765,680	$1,934,238	$1,537,010
Guaranteed portions of loans sold	162,297	62,940	340,374	945,178	787,926	761,933
Outstanding balance of guaranteed loans sold (1)	2,761,015	2,952,774	2,746,840	3,045,460	2,680,641	2,278,618

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.

Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for those sold portions are retained by the Bank. In exchange for continuing to service sold loans, the Bank receives fee income represented in loan servicing revenue equivalent to 1.0% of the outstanding balance of SBA loans sold and 0.40% of the outstanding balance of USDA loans sold. In addition, the standard cost (adequate compensation) for servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue above the standard cost to service is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For the quarter ended March 31, 2020, loan servicing revenue decreased $988 thousand, or 13.3%, to $6.4 million as compared to the quarter ended March 31, 2019, as a result of the declining balance of the serviced portfolio. At March 31, 2020, the outstanding balance of guaranteed loans sold in the secondary market was $2.76 billion compared to $2.95 billion at March 31, 2019.

Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended March 31, 2020, there was a net negative loan servicing revaluation adjustment of $4.7 million compared to a net negative adjustment of $4.0 million for the three months ended March 31, 2019.  The lower revaluation amount for the quarter ended March 31, 2020 as compared to the corresponding period of 2019 was primarily a result of declining market conditions arising from COVID-19.  This decline was estimated to be approximately $2 million of the negative valuation adjustment in the first quarter of 2020.

Net Gains on Sale of Loans: For the three months ended March 31, 2020, net gains on sales of loans increased $6.9 million, or 164.7%, compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, the volume of guaranteed loans sold increased $99.4 million, or 157.9%, to $162.3 million from $62.9 million for the three months ended March 31, 2019.  With the average net gain on guaranteed loan sales increasing from $61.3 million to $63.1 million, per million sold, in the first quarters of 2019 and 2020, respectively, the overall increase in net gains on sales of loans in the first quarter of 2020 is due to a combination of higher volume of loans sold in the first quarter of 2020 to strengthen the Company’s capital and liquidity profile in light of uncertain market conditions and higher year over year premiums.  Partially offsetting the increase in net gains on sale of loans are increased losses from fair value changes in exchange-traded interest rate futures contracts which increased by $1.5 million, from $1.7 million in the first quarter of 2019 to $3.2 million in the first quarter of 2020.  The increase in losses on fair value changes in exchange-traded interest rate futures contracts was also influenced by the market effects of COVID-19.

Net (Loss) Gain on Loans Accounted for Under the Fair Value Option:  For the three months ended March 31, 2020 the net loss on loans accounted for under the fair value option increased $12.7 million, or 610.7%, compared to the three months ended March 31, 2019.  The carrying amount of loans accounted for under the fair value option at March 31, 2020 and 2019 was $850.6 million ($19.2 million classified as held for sale and $831.4 million classified as held for investment) and $893.9 million ($25.3 million classified as held for sale and $868.7 million classified as held for investment), respectively, a decrease of $43.3 million, or 4.9%.  Approximately $6.3 million of the first quarter 2020 net loss on loans accounted for under the fair value option was estimated to be based upon the severity of valuation assumptions as a result of the COVID-19 pandemic with the remainder largely a product of valuation inputs driven by increased levels of criticized and classified loans and leases and charge-offs.

Noninterest Expense

Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2020/2019 Increase (Decrease)
	2020	2019	Amount	Percent
Noninterest expense
Salaries and employee benefits	$28,063	$21,855	$6,208	28.41%
Non-staff expenses:
Travel expense	1,781	1,200	581	48.42
Professional services expense	1,937	2,182	(245)	(11.23)
Advertising and marketing expense	1,361	1,364	(3)	(0.22)
Occupancy expense	2,421	1,609	812	50.47
Data processing expense	3,157	2,399	758	31.60
Equipment expense	4,635	3,325	1,310	39.40
Other loan origination and maintenance expense	2,456	1,639	817	49.85
FDIC insurance	1,510	635	875	137.80
Other expense	2,170	1,993	177	8.88
Total non-staff expenses	21,428	16,346	5,082	31.09
Total noninterest expense	$49,491	$38,201	$11,290	29.55%

Total noninterest expense for the three months ended March 31, 2020 increased $11.3 million, or 29.6%, compared to the same period in 2019. The increase in noninterest expense was largely driven by salaries and employee benefits and equipment expenses.  Changes in various components of noninterest expense are discussed below.

Salaries and employee benefits: Total personnel expense for the three months ended March 31, 2020 increased by $6.2 million, or 28.4%, compared to the same period in 2019.  While personnel expense is carefully managed, this increase is principally due to the Company’s commitment to and investment in its workforce to support growth and a variety of initiatives. Total full-time equivalent employees increased from 507 at March 31, 2019 to 622 at March 31, 2020.  Salaries and employee benefits expense included $2.9 million of stock-based compensation for the three months ended March 31, 2020 and 2019.  Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.

Equipment expense:  For the three months ended March 31, 2020, equipment expense increased $1.3 million, or 39.4%, compared to the same period in 2019.  Primary factors contributing to this increase were the depreciation of technology and infrastructure investments to support the Company’s growth initiatives.

Income Tax Expense

For the first quarter of 2020 and 2019 there was an income tax benefit of $7.8 million and income tax expense of $317 thousand, and the Company’s effective tax rates were (50.6)% and 11.8%, respectively.  The negative effective rate during the first quarter of 2020 was a result of a discrete, estimated income tax benefit of $3.7 million related to the enactment of the CARES Act on March 27, 2020.  The CARES Act allows taxpayers to carryback certain net operating losses to each of the five taxable years preceding the taxable year of such losses.  As a result, the Company will be allowed to carryback its 2018 net operating loss which had been utilized and measured under the prior law using a 21% corporate income tax rate to pre-2018 taxable years during which the corporate income tax rate was 35%.  The remaining income tax benefit in the first quarter of 2020 was predominantly driven by the Company’s overall net pretax loss.  Based upon current projections, the effective tax rate for the remainder of 2020 is expected to be approximately 26.0% to 28.0%; however, there can be no assurance as to the actual amount because it will be dependent upon the nature and amount of future income and expenses, investments generating investment tax credits and transactions with discrete tax effects.

Discussion and Analysis of Financial Condition

March 31, 2020 vs. December 31, 2019

Total assets at March 31, 2020 were $5.28 billion, an increase of $461.3 million, or 9.6%, compared to total assets of $4.81 billion at December 31, 2019. The growth in total assets was principally driven by the following:

•

Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, increased $191.5 million as a product of increased levels of deposits, loan sales and borrowings arising from efforts to strengthen the Company’s capital and liquidity profile in light of the uncertain market conditions and the developing pandemic;

•	Increased investment securities available-for-sale of $34.1 million which was driven by the Company’s strategy also to enhance liquidity and improve asset-liability repricing mix; and
•	Growth in loans and leases held for sale and held for investment of $219.8 million resulting from $500.6 million in originations, partially offset by current quarter sales.

Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, was $415.1 million at March 31, 2020, an increase of $191.5 million, or 85.7%, compared to $223.5 million at December 31, 2019.  As mentioned above, this increase reflects the impact of the efforts to strengthen the Company’s capital and liquidity profile considering uncertain market conditions and the developing pandemic at quarter end.

Total investment securities increased $34.1 million during the first three months of 2020, from $540.0 million at December 31, 2019, to $574.2 million at March 31, 2020, an increase of 6.3%.  The Company increased its investment securities position during the first quarter of 2020 as part of its strategy to improve the returns of an enhanced liquidity profile and improve asset-liability repricing mix.  At March 31, 2020, the investment portfolio was comprised of U.S. treasury, U.S. government agency, mortgage-backed securities and municipal bonds.

Loans held for sale increased $29.6 million, or 3.1%, during the first three months of 2020, from $966.4 million at December 31, 2019, to $996.1 million at March 31, 2020. This increase reflected the impact of origination activity during the first three months of 2020, partially offset by higher levels of loan sales during the quarter.

Loans and leases held for investment increased $190.2 million, or 7.2%, during the first three months of 2020, from $2.63 billion at December 31, 2019, to $2.82 billion at March 31, 2020. The increase was primarily the result of $500.6 million in loan and lease origination activities during the first three months of 2020.

Premises and equipment, net, decreased $4.9 million, or 1.8%, during the first three months of 2020 which was primarily driven by increased levels of depreciation of facilities and infrastructure to accommodate Company growth and solar panels to meet leasing obligations in prior periods.

Other assets increased $29.4 million, or 18.8%, from $156.1 million at December 31, 2019 to $185.5 million at March 31, 2020.  This increase was principally the result a $17.8 million increase in wire suspense from loan sales late in the quarter combined with an increase in taxes receivable of $8.7 million related to tax benefits recognized in the first quarter of 2020 related to the CARES Act and the Company’s overall pre-tax loss.  See Income Tax Expense in Results of Operations for more information.

Total deposits were $4.64 billion at March 31, 2020, an increase of $413.0 million, or 9.8%, from $4.23 billion at December 31, 2019. The increase in deposits was driven by the combined success of deposit gathering campaigns to support the growth in loan and lease originations and balance sheet management initiatives.

Borrowings increased to $50.0 million at March 31, 2020 from $14 thousand at December 31, 2019.  This increase was the result of the above mentioned efforts to strengthen the Company’s capital and liquidity profile in light of the uncertain market conditions and the developing pandemic.

Shareholders’ equity at March 31, 2020 was $533.8 million as compared to $532.4 million at December 31, 2019. The book value per share was $13.22 at March 31, 2020 compared to $13.20 at December 31, 2019. Average equity to average assets was 10.8% for the three months ended March 31, 2020 compared to 13.1% for the three months ended December 31, 2019. The increase in shareholders’ equity was principally the result of other comprehensive income of $6.0 million and stock-based compensation expense of $2.9 million, partially offset by net loss of $7.6 million and $1.2 million in dividends.

During the first quarter of 2020, 200,000 shares of Class B common stock (non-voting) were converted to Class A common stock (voting) under a private sale. The conversion decreased the value of Class B common stock (non-voting) and increased the value of Class A common stock (voting) by $2.1 million.

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

Troubled debt restructurings (“TDRs”) occur when, because of economic or legal reasons pertaining to the debtor’s financial difficulties, debtors are granted concessions that would not otherwise be considered. Such concessions would include, but are not limited to, the transfer of assets or the issuance of equity interests by the debtor to satisfy all or part of the debt, modification of the terms of debt or the substitution or addition of debtor(s).

Total nonperforming assets and troubled debt restructurings, including loans carried at fair value, at March 31, 2020 were $136.7 million, which represented a $37.9 million, or 38.4%, increase from December 31, 2019. These nonperforming assets, at March 31, 2020 were comprised of $99.4 million in nonaccrual loans and leases and $6.7 million in foreclosed assets. Of the $136.7 million of nonperforming assets and TDRs, $104.5 million carried an SBA guarantee, leaving an unguaranteed exposure of $32.2 million in total nonperforming assets and TDRs at March 31, 2020. This represents an increase of $2.0 million, or 6.8%, from an unguaranteed exposure of $27.2 million at December 31, 2019.

The following table provides information with respect to nonperforming assets and troubled debt restructurings, excluding loans measured at fair value, at the dates indicated.

	March 31, 2020 (1)	December 31, 2019 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$34,088	$21,937
Total accruing loans and leases past due 90 days or more	—	—
Foreclosed assets	6,744	5,612
Total troubled debt restructurings	22,537	16,566
Less nonaccrual troubled debt restructurings	(6,080)	(2,225)
Total performing troubled debt restructurings	16,457	14,341
Total nonperforming assets and troubled debt restructurings	$57,289	$41,890
Total nonperforming loans and leases to total loans and leases held for investment	1.72%	1.22%
Total nonperforming loans and leases to total assets	0.77%	0.55%
Total nonperforming assets and troubled debt restructurings to total assets	1.29%	1.05%

	March 31, 2020 (1)	December 31, 2019 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the SBA (all on nonaccrual)	$24,465	$14,713
Total accruing loans and leases past due 90 days or more guaranteed by the SBA	—	—
Foreclosed assets guaranteed by the SBA	5,266	4,492
Total troubled debt restructurings guaranteed by the SBA	14,387	10,845
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(3,062)	(385)
Total performing troubled debt restructurings guaranteed by SBA	11,325	10,460
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$41,056	$29,665
Total nonperforming loans and leases not guaranteed by the SBA to total loans and leases held for investment	0.48%	0.40%
Total nonperforming loans and leases not guaranteed by the SBA to total assets	0.22%	0.18%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.37%	0.31%

(1)	Excludes loans measured at fair value.

Nonperforming assets and TDRs, excluding loans carried at fair value, at March 31, 2020 were $57.3 million, which represented a $15.3 million, or 36.8%, increase from December 31, 2019. These nonperforming assets, at March 31, 2020 were comprised of $34.1 million in nonaccrual loans and leases and $6.7 million in foreclosed assets. Of the $57.3 million of nonperforming assets and TDRs, $41.1 million carried an SBA guarantee, leaving an unguaranteed exposure of $16.2 million in total nonperforming assets and TDRs at March 31, 2020. This represents an increase of $4.0 million, or 32.8%, from an unguaranteed exposure of $12.2 million at December 31, 2019.

See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.

As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 7.1% at March 31, 2020, compared to 4.4% at December 31, 2019. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at March 31, 2020 and December 31, 2019 were 2.0% and 1.5%, respectively.

As of March 31, 2020, and December 31, 2019, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $143.2 million and $129.1 million, respectively.  The following is a discussion of these loans and leases.  Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases.  At March 31, 2020, the portion of criticized loans and leases guaranteed by the SBA or USDA totaled $80.7 million resulting in unguaranteed exposure risk of $62.6 million, or 4.8% of total held for investment unguaranteed exposure measured at historical cost. This compares to the December 31, 2019 portion of criticized loans and leases guaranteed by the SBA or USDA which totaled $65.8 million resulting in unguaranteed exposure risk of $63.3 million, or 5.4% of total held for investment unguaranteed exposure measured at historical cost. As of March 31, 2020, loans and leases measured at historical cost in Other Industries, Healthcare and Veterinary verticals comprise the largest portion of the total potential problem and classified loans and leases at 62.3%, 21.4%, and 6.3%, respectively. Of the 62.3% of total potential problem and classified loans and leases in Other Industries, 15.6% was related to Wine and Craft Beverage, 13.3% to Hotels, 8.5% to Self Storage, 5.2% to Educational Services and 4.1% to Mergers & Acquisitions.  As of December 31, 2019, loans and leases in Other Industries, Healthcare, and Veterinary Industry verticals comprise the largest portion of the total potential problem and impaired loans and leases at 62.4%, 20.8%, and 7.1%, respectively. Of the 62.4% of total potential problem and impaired loans and leases in Other Industries, 14.7% was related to Hotels, 14.3% to Wine and Craft Beverage, 8.4% to Self Storage, 6.1% to Government Contracting, and 5.7% to Educational Services.  Two previously impaired Government Contracting relationships were charged off in the first quarter of 2020 which resulted in a reduction in impaired loans for this vertical.  The majority of the increase in potential problem and classified loans and leases was comprised of a relatively small number of borrowers largely concentrated in the Company’s more mature verticals.  Furthermore, the Company believes that its underwriting and credit quality standards have improved as the business has matured.  However, systemic issues which began to emerge during the latter part of 2019 related to higher than expected levels of competition in the Wine and Craft Beverage and Family Entertainment Center verticals continue to contribute to the increase in classified loans and leases.  Management has implemented tighter underwriting guidelines for these verticals and will continue to monitor new origination quality.

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

Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted.  Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. For example, at March 31, 2020, and December 31, 2019, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $96.2 million and $89.5 million, respectively. The increase in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during the first quarter of 2020 was principally confined to five verticals: Senior Care ($4.2 million or 64.5%), Healthcare ($3.9 million or 59.8%), Mergers & Acquisitions ($1.4 million or 21.7%), Self Storage ($1.3 million or 20.1%), and Funeral Home & Cemetery ($1.1 million or 16.8%). At March 31, 2020, approximately 95.6% of loans and leases classified as Risk Grade 5 are performing with no current payments past due more than 30 days.  While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.

Allowance for Credit Losses on Loans and Leases

The allowance for credit losses (“ACL”) on loans and leases is a valuation account that is deducted from, or added to, the amortized cost basis of loans and leases to present a net amount expected to be collected. The ACL excludes loans held for sale and loans accounted for under the fair value option. Loans and leases are charged-off against the ACL when management believes the uncollectibility of a loan or lease balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Judgment in determining the adequacy of the ACL is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and as situations and information change.

The ACL is evaluated on a quarterly basis by management and is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses. Management adjusts historical loss information for differences in current risk characteristics such as portfolio risk grading, delinquency levels, or portfolio mix as well as for changes in environmental conditions such as changes in unemployment rates.

The ACL of $28.2 million at December 31, 2019 increased by $7.7 million, or 27.2%, to $35.9 million at March 31, 2020. The ACL, as a percentage of loans and leases held for investment at historical cost, amounted to 1.8% at March 31, 2020 and 1.6% at December 31, 2019. As mentioned earlier, the Company adopted the new CECL standard effective January 1, 2020.  Upon adoption, the Company recorded a $1.3 million decrease in the ACL.  In implementing CECL, the Company accordingly determined to use forecasted levels of unemployment as a primary economic variable in forecasting future expected losses.  Based upon the severity of recent independent unemployment forecasts as a result of the COVID-19 pandemic at quarter end, the Company’s allowance for credit losses on loans and leases increased significantly, combined with the effects of the above discussed increased levels of criticized and classified loans and leases and charge-offs, as addressed more fully in the Provision for Loan and Lease Credit Losses section of Results of Operations.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have increased by $33.2 million since December 31, 2019.  These past dues represent 31 relationships spread across ten verticals with no consistent underlying origins of delinquency.  Total loans and leases 90 or more days past due increased $21.2 million, or 54.3%, compared to December 31, 2019.  The increase was primarily the result of an $18.1 million increase in the guaranteed portion of past due loans compared to December 31, 2019.  At March 31, 2020 and December 31, 2019, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 2.10% and 1.67%, respectively.  Total unguaranteed loans and leases past due were comprised of $11.4 million carried at historical cost and $16.1 million measured at fair value as of March 31, 2020, each increasing $3.5 million and $4.5 million, respectively, since December 31, 2019.  Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $35.9 million at March 31, 2020 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan and lease credit losses in future periods will not exceed the current ACL or that future increases in the will not be required. No assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Notes to the Unaudited Condensed Consolidated Financial Statements in this report.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At March 31, 2020, the total amount of these four items was $1.38 billion, or 26.2% of total assets, an increase of $190.2 million from $1.19 billion, or 24.8% of total assets, at December 31, 2019.

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

At March 31, 2020, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $574.2 million available as lendable collateral.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of March 31, 2020. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual Obligations
Deposits without stated maturity	$1,270,053	$1,270,053	$—	$—	$—
Time deposits	3,372,095	2,178,839	743,385	361,933	87,938
Borrowings	50,012	50,004	8	—	—
Operating lease obligations	3,086	569	880	402	1,235
Total	$4,695,246	$3,499,465	$744,273	$362,335	$89,173

As of March 31, 2020, and December 31, 2019, the Company had unfunded commitments to provide capital contributions for on-balance sheet investments in the amount of $16.9 million.

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

The balance sheet is asset-sensitive with a total cumulative gap position of 1.3% at March 31, 2020. The asset sensitivity is relatively stable from the prior quarter.  An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk by match funding assets and liabilities with similar rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.

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

Capital amounts and ratios as of March 31, 2020 and December 31, 2019, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - March 31, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$494,870	13.81%	$161,247	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$531,452	14.83%	$286,661	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$494,870	13.81%	$214,996	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$494,870	9.94%	$199,107	4.00%	N/A	N/A
Bank - March 31, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$445,499	12.67%	$158,255	4.50%	$228,590	6.50%
Total Capital (to Risk-Weighted Assets)	$482,081	13.71%	$281,342	8.00%	$351,677	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$445,499	12.67%	$211,006	6.00%	$281,342	8.00%
Tier 1 Capital (to Average Assets)	$445,499	9.00%	$197,990	4.00%	$247,487	5.00%
Consolidated - December 31, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)	$499,513	14.90%	$150,927	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$527,747	15.74%	$268,315	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$499,513	14.90%	$201,236	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$499,513	10.65%	$187,582	4.00%	N/A	N/A
Bank - December 31, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)	$451,807	13.66%	$148,950	4.50%	$215,150	6.50%
Total Capital (to Risk-Weighted Assets)	$480,040	14.51%	$264,800	8.00%	$331,000	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$451,807	13.66%	$198,600	6.00%	$264,800	8.00%
Tier 1 Capital (to Average Assets)	$451,807	9.68%	$186,627	4.00%	$233,283	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Accounting policies, as described in detail in the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.

•	Determination of the allowance for credit losses on loans and leases;
•	Valuation of loans accounted for under the fair value option;
•	Valuation of servicing assets;
•	Income taxes;
•	Restricted stock unit awards with market price conditions;
•	Valuation of foreclosed assets;

•	Business combination and goodwill; and
•	Unconsolidated joint ventures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2020, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2020 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13.  While many controls in operation under this new standard mirror controls under prior GAAP, there were some new controls implemented. Except as related to the adoption of ASU 2016‑13, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three months ended March 31, 2020, any pending legal proceedings other than nonmaterial proceedings occurring in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the following:

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, and financial condition, and such effects will depend on future developments that are highly uncertain and difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have had a significant negative impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our operations and the operations of our borrowers, customers, and business partners. For example, as a result of the significant uncertainty due to the COVID-19 pandemic we realized a substantial build in our allowance for credit losses for the first quarter of 2020. We could also experience declining values of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital. A number of factors impacting us or our borrowers, customers or business partners could materially adversely affect our business, results of operations, and financial condition, including but not limited to:

•	elevated levels of unemployment may lead to increases in loan delinquencies, losses, and charge-offs;
•	collateral for loans, including real estate, may decline in value, which could cause loan losses to increase;
•	demand for our products and services may decline, making it difficult to grow or maintain assets and income;
•	noninterest income from premiums paid in the secondary market for the sale of loans may be reduced due to deteriorating market conditions and a decrease in the number of potential buyers;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•	we may experience operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions;
•	third-party vendors on which we rely may not be able to provide us critical services;
•

our risk management policies and practices may be negatively impacted in general, including, but not limited to, the effectiveness and accuracy of our models given the lack of data and comparable precedent;

•	cyber and payment fraud risk may increase as cybercriminals attempt to profit from the disruption given increased online and remote activity; and
•	FDIC deposit insurance premiums may increase if the agency experiences additional resolution costs.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel and developing work-from-home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

Federal, state and local governmental authorities have enacted, and may enact in the future, legislation, regulations, and protocols in response to the COVID-19 pandemic, including governmental programs intended to provide economic relief to businesses and individuals. Our participation in and execution of any such programs may cause operational, compliance, reputational, and credit risks, which could result in litigation, governmental action or other forms of loss.  There remains significant uncertainty regarding the measures that authorities will enact in the future and the ultimate impact of the legislation, regulations, and protocols that have been and will be enacted.  For example, the CARES Act temporarily added a new program titled the Paycheck Protection Program (the “PPP”) to the SBA’s 7(a) loan program.  The PPP is intended to provide economic relief to small businesses nationwide.  Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  Since the PPP launched on April 3, 2020, we have been an active participant in the program originating a substantial number and principal amount of PPP loans.  Rules and guidance regarding the PPP were not readily available at the start of the program, and the SBA and other government agencies continue to release additional rules and guidance that change or update the requirements and expectations of the regulatory agencies administering the PPP and regulating participating lenders.  As of the date of this report, there remains some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, with a number of important aspects of the PPP where regulatory agencies have not provided adequate guidance, particularly with respect to process, procedures and criteria for forgiveness of PPP loans.  Banks participating in the PPP have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be exposed to the risk of litigation regarding our process and procedures used in processing applications for the PPP. If any such litigation is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome.  We also face credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Additionally, our future success and profitability substantially depends on the management skills of our executive officers and directors. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

The extent to which the COVID-19 outbreak impacts our business, results of operations, and financial condition will depend on future developments that are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business, financial condition, and results of operations and prospects as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity, and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $20,000,000 in shares of the Company’s voting common stock from time to time through December 31, 2020 (the “Repurchase Program”). The Repurchase Program enables the Company to acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the repurchase program will be subject to various factors, including the Company’s capital and liquidity positions, regulatory and accounting considerations, the Company’s financial and operational performance, alternative uses of capital, the trading price of the Company’s common stock, and market conditions. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time.  As of March 31, 2020, the Company had not made any purchases of shares under the Repurchase Program.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: May 6, 2020	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer