Form 10-Q
period 2020-06-30
Live Oak Bancshares, Inc.
filed 2020-08-05
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

As of August 4, 2020, there were 37,817,698 shares of the registrant’s voting common stock outstanding and 2,715,531 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2020 (unaudited) and December 31, 2019*

(Dollars in thousands)

	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$1,256,958	$124,610
Federal funds sold	91,188	96,787
Certificates of deposit with other banks	7,250	7,250
Investment securities available-for-sale	779,794	540,045
Loans held for sale (includes $32,071 and $16,198 measured at fair value, respectively)	976,594	966,447
Loans and leases held for investment (includes $834,602 and $824,520 measured at fair value, respectively)	4,650,056	2,627,286
Allowance for credit losses on loans and leases	(44,083)	(28,234)
Net loans and leases	4,605,973	2,599,052
Premises and equipment, net	269,063	279,099
Foreclosed assets	5,660	5,612
Servicing assets	33,834	35,365
Operating lease right-of-use assets	2,886	2,427
Other assets	179,954	156,134
Total assets	$8,209,154	$4,812,828
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$53,938	$51,965
Interest-bearing	5,819,354	4,175,015
Total deposits	5,873,292	4,226,980
Borrowings	1,721,029	14
Operating lease liabilities	3,079	2,619
Other liabilities	63,319	50,829
Total liabilities	7,660,719	4,280,442
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 37,810,101 and 37,401,443 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	319,542	309,526
Class B common stock, no par value, 10,000,000 shares authorized, 2,715,531 and 2,915,531 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	28,753	30,871
Retained earnings	174,837	180,265
Accumulated other comprehensive income	25,303	11,724
Total shareholders’ equity	548,435	532,386
Total liabilities and shareholders’ equity	$8,209,154	$4,812,828

*	Derived from audited consolidated financial statements.

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Income

For the three and six months ended June 30, 2020 and 2019 (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income
Loans and fees on loans	$62,022	$49,914	$120,983	$94,880
Investment securities, taxable	3,786	4,116	7,548	7,433
Other interest earning assets	1,009	1,108	1,759	2,747
Total interest income	66,817	55,138	130,290	105,060
Interest expense
Deposits	25,121	21,203	48,376	40,520
Borrowings	798	—	855	—
Total interest expense	25,919	21,203	49,231	40,520
Net interest income	40,898	33,935	81,059	64,540
Provision for loan and lease credit losses	9,958	3,412	21,750	6,443
Net interest income after provision for loan and lease credit losses	30,940	30,523	59,309	58,097
Noninterest income
Loan servicing revenue	6,691	7,063	13,113	14,473
Loan servicing asset revaluation	(1,571)	(3,245)	(6,263)	(7,285)
Net gains on sales of loans	10,695	6,015	21,807	10,213
Net (loss) gain on loans accounted for under the fair value option	(1,089)	2,791	(11,727)	4,874
Equity method investments income (loss)	(2,243)	(1,736)	(4,721)	(3,750)
Equity security investments gains (losses), net	161	32	97	135
Gain on sale of investment securities available-for-sale, net	734	—	655	5
Lease income	2,635	2,369	5,259	4,694
Management fee income	1,206	91	2,850	91
Construction supervision fee income	684	386	1,074	1,165
Other noninterest income	4,508	884	6,009	3,351
Total noninterest income	22,411	14,650	28,153	27,966
Noninterest expense
Salaries and employee benefits	30,782	21,990	58,845	43,845
Travel expense	364	1,541	2,145	2,741
Professional services expense	1,385	1,621	3,322	3,803
Advertising and marketing expense	624	1,665	1,985	3,029
Occupancy expense	1,955	1,848	4,376	3,457
Data processing expense	2,764	1,947	5,921	4,346
Equipment expense	4,652	4,239	9,287	7,564
Other loan origination and maintenance expense	2,492	1,708	4,948	3,347
Renewable energy tax credit investment impairment	—	602	—	602
FDIC insurance	1,721	699	3,231	1,334
Other expense	1,361	1,716	3,531	3,709
Total noninterest expense	48,100	39,576	97,591	77,777
Income (loss) before taxes	5,251	5,597	(10,129)	8,286
Income tax expense (benefit)	1,474	662	(6,304)	979
Net income (loss)	$3,777	$4,935	$(3,825)	$7,307
Basic earnings (loss) per share	$0.09	$0.12	$(0.10)	$0.18
Diluted earnings (loss) per share	$0.09	$0.12	$(0.10)	$0.18

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2020 and 2019 (unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$3,777	$4,935	$(3,825)	$7,307
Other comprehensive income before tax:
Net unrealized gain on investment securities arising during the period	10,673	15,637	18,522	19,155
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	(734)	—	(655)	(5)
Other comprehensive income before tax	9,939	15,637	17,867	19,150
Income tax expense	(2,385)	(3,753)	(4,288)	(4,596)
Other comprehensive income, net of tax	7,554	11,884	13,579	14,554
Total comprehensive income	$11,331	$16,819	$9,754	$21,861

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2020 and 2019 (unaudited)

(Dollars in thousands)

	Three Months Ended
	Common stock				Accumulated other
	Shares			Retained	comprehensive	Total
	Class A	Class B	Amount	earnings	income	equity
Balance at March 31, 2020	37,664,670	2,715,531	$343,747	$172,276	$17,749	$533,772
Net income	—	—	—	3,777	—	3,777
Other comprehensive income	—	—	—	—	7,554	7,554
Issuance of restricted stock	21,965	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(61)	—	—	(61)
Stock option exercises	33,539	—	148	—	—	148
Stock option based compensation expense	—	—	406	—	—	406
Restricted stock expense	—	—	2,933	—	—	2,933
Issuance of common stock in connection with acquisition of wholly-owned subsidiary	89,927	—	1,122	—	—	1,122
Cash dividends ($0.03 per share)	—	—	—	(1,216)	—	(1,216)
Balance at June 30, 2020	37,810,101	2,715,531	$348,295	$174,837	$25,303	$548,435

Balance at March 31, 2019	35,531,549	4,643,530	$331,162	$168,225	$993	$500,380
Net income	—	—	—	4,935	—	4,935
Other comprehensive income	—	—	—	—	11,884	11,884
Issuance of restricted stock	19,346	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(81)	—	—	(81)
Stock option exercises	26,491	—	158	—	—	158
Stock option based compensation expense	—	—	400	—	—	400
Restricted stock expense	—	—	2,516	—	—	2,516
Cash dividends ($0.03 per share)	—	—	—	(1,206)	—	(1,206)
Balance at June 30, 2019	35,577,386	4,643,530	$334,155	$171,954	$12,877	$518,986

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)

For the three and six months ended June 30, 2020 and 2019 (unaudited)

(Dollars in thousands)

	Six Months Ended
	Common stock				Accumulated other
	Shares			Retained	comprehensive	Total
	Class A	Class B	Amount	earnings	income (loss)	equity
Balance at December 31, 2019	37,401,443	2,915,531	$340,397	$180,265	$11,724	$532,386
Net loss	—	—	—	(3,825)	—	(3,825)
Other comprehensive income	—	—	—	—	13,579	13,579
Issuance of restricted stock	29,389	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(109)	—	—	(109)
Employee stock purchase program	25,161	—	232	—	—	232
Stock option exercises	64,181	—	406	—	—	406
Stock option based compensation expense	—	—	772	—	—	772
Restricted stock expense	—	—	5,475	—	—	5,475
Issuance of common stock in connection with acquisition of wholly-owned subsidiary	89,927	—	1,122	—	—	1,122
Non-voting common stock converted to voting common stock in private sale	200,000	(200,000)	—	—	—	—
Cumulative effect of accounting change for Accounting Standards Update 2016-13	—	—	—	822	—	822
Cash dividends ($0.06 per share)	—	—	—	(2,425)	—	(2,425)
Balance at June 30, 2020	37,810,101	2,715,531	$348,295	$174,837	$25,303	$548,435

Balance at December 31, 2018	35,512,262	4,643,530	$328,113	$167,124	$(1,677)	$493,560
Net income	—	—	—	7,307	—	7,307
Other comprehensive income	—	—	—	—	14,554	14,554
Issuance of restricted stock	21,486	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(86)	—	—	(86)
Employee stock purchase program	14,059	—	182	—	—	182
Stock option exercises	29,579	—	172	—	—	172
Stock option based compensation expense	—	—	870	—	—	870
Restricted stock expense	—	—	4,904	—	—	4,904
Cumulative effect of accounting change for Accounting Standards Update 2016-02	—	—	—	(66)	—	(66)
Cash dividends ($0.06 per share)	—	—	—	(2,411)	—	(2,411)
Balance at June 30, 2019	35,577,386	4,643,530	$334,155	$171,954	$12,877	$518,986

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2020 and 2019 (unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(3,825)	$7,307
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	11,194	9,101
Provision for loan and lease credit losses	21,750	6,443
Amortization of premium on securities, net of accretion	636	254
Deferred tax benefit	(11,164)	(417)
Originations of loans held for sale	(483,741)	(455,456)
Proceeds from sales of loans held for sale	391,706	168,981
Net gains on sale of loans held for sale	(21,807)	(10,213)
Net (gain) loss on sale of foreclosed assets	(10)	4
Net loss (gain) on loans accounted for under fair value option	11,727	(4,874)
Net decrease in servicing assets	1,531	5,954
Gain on sale of investment securities available-for-sale, net	(655)	(5)
Net gain on disposal of long-lived asset	—	(357)
Net loss on disposal of property and equipment	38	109
Equity method investments (income) loss	4,721	3,750
Equity security investments (gains) losses, net	(97)	(135)
Renewable energy tax credit investment impairment	—	602
Stock option based compensation expense	772	870
Restricted stock expense	5,475	4,904
Stock based compensation expense tax shortfall	(93)	(76)
Changes in assets and liabilities:
Lease right-of-use assets and liabilities, net	1	102
Other assets	(24,383)	10,089
Other liabilities	16,886	154
Net cash used by operating activities	(79,338)	(252,909)
Cash flows from investing activities
Purchases of securities available-for-sale	(292,825)	(205,829)
Proceeds from sales, maturities, calls, and principal paydown of securities available-for-sale	70,962	28,945
Proceeds from SBA reimbursement/sale of foreclosed assets	2,026	393
Business combination, net of cash acquired	(895)	—
Loan and lease originations and principal collections, net	(1,937,416)	(256,823)
Proceeds from sale of long-lived asset	—	10,895
Purchases of premises and equipment, net	(1,196)	(27,823)
Net cash used by investing activities	(2,159,344)	(450,242)

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

For the six months ended June 30, 2020 and 2019 (unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities
Net increase in deposits	$1,646,312	$566,698
Proceeds from borrowings	1,781,966	—
Repayment of borrowings	(60,951)	(98)
Stock option exercises	406	172
Employee stock purchase program	232	182
Withholding cash issued in lieu of restricted stock	(109)	(86)
Shareholder dividend distributions	(2,425)	(2,411)
Net cash provided by financing activities	3,365,431	564,457
Net increase (decrease) in cash and cash equivalents	1,126,749	(138,694)
Cash and cash equivalents, beginning	221,397	319,311
Cash and cash equivalents, ending	$1,348,146	$180,617

Supplemental disclosures of cash flow information
Interest paid	$49,397	$39,391
Income tax paid (received)	460	(12,439)

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains on available-for-sale securities, net of taxes	$13,579	$14,554
Transfers from loans and leases to foreclosed real estate and other repossessions	2,034	5,058
Net transfers between foreclosed real estate and SBA receivable	30	(289)
Right-of-use assets obtained in exchange for lessee operating lease liabilities	—	2,241
Transfer of loans held for sale to loans and leases held for investment	98,002	146,305
Transfer of loans and leases held for investment to loans held for sale	22,948	23,321
Business combination:
Assets acquired (excluding goodwill)	2,523	—
Liabilities assumed	2,074	—
Goodwill recorded	1,797	—

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

The Bank’s wholly owned subsidiaries are Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), and Live Oak Private Wealth, LLC.

Live Oak Private Wealth, LLC’s wholly owned subsidiary is Jolley Asset Management, LLC (“JAM”).  See Business Combination discussion below for more information on this new subsidiary.

The Company’s wholly owned subsidiaries are the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“the Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi”).

Live Oak Number One, Inc. holds properties foreclosed on by the Bank. GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors an on-site restaurant location. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology.  LOCEF provides financing to entities for renewable energy applications and became a wholly owned subsidiary of the Bank during the first quarter of 2019. Live Oak Private Wealth, LLC and JAM provide high-net-worth individuals and families with strategic wealth and investment management services. Canapi provides investment advisory services to a series of new funds focused on providing venture capital to new and emerging financial technology companies.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

General

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities Exchange Commission on February 27, 2020 (SEC File No. 001-37497) (the "2019 Annual Report"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2019 Annual Report. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's 2019 Annual Report.

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

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.  Current period reclassifications were primarily related to fair value presentation requirements for loans in which the fair value option had previously been elected and included a reclassification of amounts representing the credit component of the fair value discount that was previously reported as a component of the allowance for credit losses on loans and leases to be netted directly against loans and leases held for investment on the Company’s consolidated balance sheet.  Amounts reclassified from the allowance for credit losses on loans and leases to net directly against total loans and leases held for investment was $20.0 million, as of December 31, 2019. In addition, the change in the credit component of the fair value discount was previously reported in the provision for loan and lease credit losses while the change in the liquidity component of the fair value discount was previously reported in the loan servicing asset revaluation in the consolidated statements of income, but both have now been reclassified to net (loss) gain on loans accounted for under the fair value option.  Amounts reclassified from the provision for loan and lease credit losses and the loan servicing asset revaluation to net (loss) gain on loans accounted for under the fair value option were $(51) thousand and $2.8 million, respectively, for the three months ended June 30, 2019, and $(238) thousand and $4.6 million, respectively for the six months ended June 30, 2019.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The effect of the above discussed reclassifications on the consolidated balance sheet as of December 31, 2019 is reflected in the March 31, 2020 10-Q. The effect on the consolidated statements of income and consolidated statements of cash flows for each period are presented below:

	As Reported	Reclassifications	As Reclassified
Consolidated Statement of Income for the three months ended June 30, 2019
Provision for loan and lease credit losses	$3,463	$(51)	$3,412
Net interest income after provision for loan and lease credit losses	30,472	51	30,523
Loan servicing asset revaluation	(403)	(2,842)	(3,245)
Net (loss) gain on loans accounted for under the fair value option	—	2,791	2,791
Total noninterest income	14,701	(51)	14,650
Net income	4,935	—	4,935

Consolidated Statement of Income for the six months ended June 30, 2019
Provision for loan and lease credit losses	$6,205	$238	$6,443
Net interest income after provision for loan and lease credit losses	58,335	(238)	58,097
Loan servicing asset revaluation	(2,649)	(4,636)	(7,285)
Net (loss) gain on loans accounted for under the fair value option	—	4,874	4,874
Total noninterest income	27,728	238	27,966
Net income	7,307	—	7,307

Consolidated Statement of Cash Flows for the six months ended June 30, 2019
Provision for loan and lease credit losses	$6,205	$238	$6,443
Net decrease in servicing assets	5,954	—	5,954
Change in discount on unguaranteed loans	(3,431)	3,431	—
Net loss (gain) on loans accounted for under fair value option	—	(4,874)	(4,874)
Net cash used by operating activities	(251,704)	(1,205)	(252,909)
Loan and lease originations and principal collections, net	(258,028)	1,205	(256,823)
Net cash used by investing activities	(451,447)	1,205	(450,242)

As a result of the increase in number and diversification of the industry verticals that the Company serves, management also made changes to the loan and lease classes used in the credit quality disclosures in Note 5. Loans and leases are now grouped in one of the following classes (also referred to as divisions): Small Business Banking, Specialty Lending, or Paycheck Protection Program. Small Business Banking includes loans to customers in verticals that generally have traditional loan structures. Specialty Lending includes loans to customers in verticals that generally have atypical ownership structures as well as complex collateral arrangements, underwriting requirements, and servicing needs. Paycheck Protection Program (“PPP”) includes all loans originated under the PPP pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”) economic relief program and carry a 100% government guarantee.  These loan and lease classes were determined based on industry risk characteristics and management’s method for monitoring credit risk and managing those lending divisions. There were no changes to the Company’s portfolio segments.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

•	All commercial loans and leases classified substandard or worse.
•	Any loan or lease that is on nonaccrual, or any loan or lease that is delinquent greater than 90 days past due and still accruing interest.
•	Any loan or lease that meets the definition of a troubled debt restructuring (“TDR”).

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock

On March 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $20,000,000 in shares of the Company’s voting common stock from time to time through December 31, 2020 (the “Repurchase Program”). The Repurchase Program enables the Company to acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the repurchase program will be subject to various factors, including the Company’s capital and liquidity positions, regulatory and accounting considerations, the Company’s financial and operational performance, alternative uses of capital, the trading price of the Company’s common stock, and market conditions. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time. There were no shares repurchased during the three and six months ended June 30, 2020.

Business Combination

On April 1, 2020, the Company acquired 100% of the equity interests of JAM, a registered investment advisor based in Rocky Mount, North Carolina.  Goodwill, intangible assets and contingent consideration of $1.8 million, $2.3 million and $2.1 million, respectively, have been recorded by the Company.  Intangible assets are almost entirely comprised of customer relationships that are being amortized using the straight-line method over 15 years.  As a result of this acquisition, the Bank's subsidiary Live Oak Private Wealth, LLC, expects to broaden service offerings to existing high-net-worth individuals and families, attract new clients from an expanded footprint and benefit from economies of scale.  The acquisition did not materially impact the Company's financial position, results of operations or cash flows.  Given the impact of the above acquisition was immaterial to the Company and its result of operations, pro forma information has not been included.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings (loss) per share:
Net income (loss)	$3,777	$4,935	$(3,825)	$7,307
Weighted-average basic shares outstanding	40,506,671	40,196,662	40,420,425	40,178,491
Basic earnings (loss) per share	$0.09	$0.12	$(0.10)	$0.18
Diluted earnings (loss) per share:
Net income (loss), for diluted earnings (loss) per share	$3,777	$4,935	$(3,825)	$7,307
Total weighted-average basic shares outstanding	40,506,671	40,196,662	40,420,425	40,178,491
Add effect of dilutive stock options and restricted stock grants	615,354	801,879	677,612	801,879
Total weighted-average diluted shares outstanding	41,122,025	40,998,541	41,098,037	40,980,370
Diluted earnings (loss) per share	$0.09	$0.12	$(0.10)	$0.18
Anti-dilutive shares	2,077,886	1,578,197	2,077,886	1,578,197

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Investment Securities

The carrying amount of investment securities and their approximate fair values are reflected in the following table:

June 30, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
US treasury securities	$4,997	$21	$—	$—	$5,018
US government agencies	19,942	652	—	—	20,594
Mortgage-backed securities	718,285	32,329	65	—	750,549
Municipal bonds	3,277	362	6	—	3,633
Total	$746,501	$33,364	$71	$—	$779,794

December 31, 2019
US treasury securities	$4,988	$27	$—	$—	$5,015
US government agencies	22,444	335	—	—	22,779
Mortgage-backed securities	488,694	15,530	927	—	503,297
Municipal bonds	8,493	469	8	—	8,954
Total	$524,619	$16,361	$935	$—	$540,045

During the three months ended June 30, 2020, one US government agency matured at $2.5 million, eleven mortgage-backed securities totaling $9.6 million were sold resulting in a net gain of $114 thousand, and two municipal bonds totaling $5.2 million were sold resulting in a net gain of $620 thousand. There were no sales of securities during the three months ended June 30, 2019.

During the six months ended June 30, 2020, one US government agency matured at $2.5 million, thirteen mortgage-backed securities totaling $14.2 million were sold resulting in a net gain of $35 thousand, and two municipal bonds totaling $5.2 million were sold resulting in a net gain of $620 thousand. During the six months ended June 30, 2019, $900 thousand of one municipal bond was sold resulting in a net gain of $5 thousand.

Accrued interest receivable on available-for-sale securities totaled $2.0 million and $1.6 million at June 30, 2020 and December 31, 2019, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets.

The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$14,345	$41	$2,627	$24	$16,972	$65
Municipal bonds	—	—	94	6	94	6
Total	$14,345	$41	$2,721	$30	$17,066	$71

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$42,835	$460	$36,518	$467	$79,353	$927
Municipal bonds	—	—	92	8	92	8
Total	$42,835	$460	$36,610	$475	$79,445	$935

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

At June 30, 2020, there were four mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and five mortgage-backed securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2019 were comprised of twenty-two mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and twenty mortgage-backed securities in unrealized loss positions for less than 12 months.

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

All mortgage-backed securities in the Company’s portfolio at June 30, 2020 and December 31, 2019 were backed by U.S. government sponsored enterprises (“GSEs”).

The following is a summary of investment securities by maturity:

	June 30, 2020
	Amortized cost	Fair value
US treasury securities
Within one year	$4,997	$5,018
Total	4,997	5,018
US government agencies
Within one year	9,503	9,644
One to five years	7,518	7,832
Five to ten years	2,921	3,118
Total	19,942	20,594
Mortgage-backed securities
One to five years	2,501	2,709
Five to ten years	217,499	236,085
After 10 years	498,285	511,755
Total	718,285	750,549
Municipal bonds
After 10 years	3,277	3,633
Total	3,277	3,633

Total	$746,501	$779,794

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

There were no securities pledged at June 30, 2020 or December 31, 2019.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Loans and Leases Held for Investment and Credit Quality

As described in Note 1. Basis of Presentation, loan and lease classes were changed during the current period. Small Business Banking includes loans to customers in verticals that generally have traditional loan structures. Specialty Lending includes loans to customers in verticals that generally have atypical ownership structures as well as complex collateral arrangements, underwriting requirements, and servicing needs. Paycheck Protection Program includes all loans originated under the CARES Act’s economic relief program and carry a 100% government guarantee.

The following tables present total loans and leases and an aging analysis for the Company’s portfolio segments. Loans and leases are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost[1]	Loans Accounted for Under the Fair Value Option[2]	Total Loans and Leases
June 30, 2020
Commercial & Industrial
Small Business Banking	$405,176	$1,908	$4,028	$5,936	$411,112	$298,349	$709,461
Specialty Lending	208,564	437	155	592	209,156	70,612	279,768
Paycheck Protection Program	1,738,441	—	—	—	1,738,441	—	1,738,441
Total	2,352,181	2,345	4,183	6,528	2,358,709	368,961	2,727,670
Construction & Development
Small Business Banking	250,479	—	—	—	250,479	—	250,479
Specialty Lending	61,577	3,715	—	3,715	65,292	—	65,292
Total	312,056	3,715	—	3,715	315,771	—	315,771
Commercial Real Estate
Small Business Banking	666,543	—	8,089	8,089	674,632	331,152	1,005,784
Specialty Lending	192,690	5,525	1,849	7,374	200,064	24,006	224,070
Total	859,233	5,525	9,938	15,463	874,696	355,158	1,229,854
Commercial Land
Small Business Banking	302,989	2,111	2,168	4,279	307,268	110,483	417,751
Total	302,989	2,111	2,168	4,279	307,268	110,483	417,751
Total	$3,826,459	$13,696	$16,289	$29,985	$3,856,444	$834,602	$4,691,046
Net Deferred (Fees) Costs							$(40,990)
Loan and Leases, Net of unearned							$4,650,056

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost[1]	Loans Accounted for Under the Fair Value Option[2]	Total Loans and Leases
December 31, 2019
Commercial & Industrial
Small Business Banking	$374,283	$7,363	$4,577	$11,940	$386,223	$275,269	$661,492
Specialty Lending	166,710	532	776	1,308	168,018	58,044	226,062
Total	540,993	7,895	5,353	13,248	554,241	333,313	887,554
Construction & Development
Small Business Banking	302,470	—	—	—	302,470	—	302,470
Specialty Lending	44,848	—	—	—	44,848	—	44,848
Total	347,318	—	—	—	347,318	—	347,318
Commercial Real Estate
Small Business Banking	525,858	7,210	5,586	12,796	538,654	358,359	897,013
Specialty Lending	121,191	1,849	—	1,849	123,040	27,291	150,331
Total	647,049	9,059	5,586	14,645	661,694	385,650	1,047,344
Commercial Land
Small Business Banking	234,133	—	—	—	234,133	105,557	339,690
Total	234,133	—	—	—	234,133	105,557	339,690
Total	$1,769,493	$16,954	$10,939	$27,893	$1,797,386	$824,520	$2,621,906
Net Deferred (Fees) Costs							$5,380
Loan and Leases, Net of unearned							$2,627,286

1

Total loans and leases include $2.47 billion of U.S. government guaranteed loans as of June 30, 2020, of which $11.1 million is 90 days or more past due, $3.5 million is past due 30-89 days and $2.46 billion are current.  Total loans and leases include $622.6 million of U.S. government guaranteed loans as of December 31, 2019, of which $6.4 million is 90 days or more past due, $13.6 million is past due 30-89 days and $602.6 million are current.

2	The Company measures the carrying value of the retained portion of loans sold at fair value under ASC Subtopic 825-10. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Credit Quality Indicators

The following tables presents asset quality indicators by portfolio class and origination year.  See Note 5. Loans and Leases Held for Investment and Credit Quality in the Company’s 2019 Form 10-K for additional discussion around the asset quality indicators that the Company uses to manage and monitor credit risk.

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total[1,2]
June 30, 2020
Small Business Banking
Risk Grades 1 - 4	$152,493	$485,989	$316,738	$280,574	$178,817	$71,894	$32,064	$622	$1,519,191
Risk Grade 5	582	11,182	24,647	19,148	17,308	4,497	5,070	71	82,505
Risk Grades 6 - 8	—	3,270	7,619	12,389	7,929	9,972	442	175	41,796
Total	153,075	500,441	349,004	312,111	204,054	86,363	37,576	868	1,643,492
Specialty Lending
Risk Grades 1 - 4	105,105	107,475	61,902	82,857	7,339	37,008	49,857	332	451,875
Risk Grade 5	—	—	2,946	—	8,479	—	480	—	11,905
Risk Grades 6 - 8	—	—	8,715	155	1,849	—	12	—	10,731
Total	105,105	107,475	73,563	83,012	17,667	37,008	50,349	332	474,511
Payroll Protection Program
Risk Grades 1 - 4	1,738,441	—	—	—	—	—	—	—	1,738,441
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	—	—	—	—	—	—	—
Total	1,738,441	—	—	—	—	—	—	—	1,738,441
Total	$1,996,621	$607,916	$422,567	$395,123	$221,721	$123,371	$87,925	$1,200	$3,856,444

Total[1,2]
December 31, 2019
Small Business Banking
Risk Grades 1 - 4	$1,361,220
Risk Grade 5	63,015
Risk Grades 6 - 8	37,249
Total	1,461,484
Specialty Lending
Risk Grades 1 - 4	307,098
Risk Grade 5	26,497
Risk Grades 6 - 8	2,307
Total	335,902
Total	$1,797,386

1

Total loans and leases include $2.47 billion of U.S. government guaranteed loans as of June 30, 2020, segregated by risk grade as follows: Risk Grades 1 – 4 = $2.39 billion, Risk Grade 5 = $46.0 million, Risk Grades 6 – 8 = $33.0 million. As of December 31, 2019, total loans and leases include $622.6 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $556.8 million, Risk Grade 5 = $42.7 million, Risk Grades 6 – 8 = $23.1 million. Total loans and leases exclude loans accounted for under the fair value option.

2	Excludes $834.6 million and $824.5 million of loans accounted for under the fair value option as of June 30, 2020 and December 31, 2019, respectively.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Nonaccrual Loans and Leases

As of June 30, 2020 and December 31, 2019 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three and six month periods ended June 30, 2020 or June 30, 2019. All nonaccrual loans and leases are included in the held for investment portfolio. Accrued interest receivable on loans totaled $27.2 million and $19.8 million at June 30, 2020 and December 31, 2019, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets.

Nonaccrual loans and leases as of June 30, 2020 and December 31, 2019 are as follows:

June 30, 2020	Loan Balance[1]	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$13,777	$11,844	$1,933	$—
Specialty Lending	155	155	—	—
Total	13,932	11,999	1,933	—
Construction & Development
Specialty Lending	3,715	—	3,715	3,715
Total	3,715	—	3,715	3,715
Commercial Real Estate
Small Business Banking	11,501	6,654	4,847	1,841
Specialty Lending	6,849	5,137	1,712	—
Total	18,350	11,791	6,559	1,841
Commercial Land
Small Business Banking	4,278	3,363	915	32
Total	4,278	3,363	915	32
Total	$40,275	$27,153	$13,122	$5,588

December 31, 2019	Loan Balance[1]	Guaranteed Balance	Unguaranteed Balance
Commercial & Industrial
Small Business Banking	$6,162	$5,399	$763
Specialty Lending	776	157	619
Total	6,938	5,556	1,382
Commercial Real Estate
Small Business Banking	8,245	4,130	4,115
Total	8,245	4,130	4,115
Commercial Land
Small Business Banking	6,756	5,028	1,728
Total	6,756	5,028	1,728
Total	$21,939	$14,714	$7,225
1	Excludes nonaccrual loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of June 30, 2020:

	Total Collateral Dependent Loans			Unguaranteed Portion
June 30, 2020	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$2,468	$5,401	$207	$572	$136	$75	$161
Specialty Lending	—	163	—	—	8	—	8
Total	2,468	5,564	207	572	144	75	169
Commercial Real Estate
Small Business Banking	8,857	—	—	3,457	—	—	183
Specialty Lending	1,869	—	—	483	—	—	3
Total	10,726	—	—	3,940	—	—	186
Commercial Land
Small Business Banking	4,299	—	—	934	—	—	314
Total	4,299	—	—	934	—	—	314
Total	$17,493	$5,564	$207	$5,446	$144	$75	$669

Allowance for Credit Losses - Loans and Leases

On January 1, 2020 the Company adopted ASC 326.  Upon adoption, the Company maintains the ACL at levels management believes represents the future expected credit losses in the loan and lease portfolios as of the balance sheet date.  See Note 1. Basis of Presentation for additional information around the Company’s methodology for estimating the ACL.  See Note 1. Organization and Summary of Significant Accounting Policies and Note 5. Loans and Leases Held for Investment and Credit Quality in the Company’s 2019 Form 10-K for additional information related to the Company’s methodology for estimating the prior period allowance for credit losses under ASC 310.

The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
June 30, 2020
Beginning Balance	$4,823	$13,110	$16,337	$1,636	$35,906
Charge offs	—	—	(1,825)	—	(1,825)
Recoveries	—	15	29	—	44
Provision	38	2,972	6,962	(14)	9,958
Ending Balance	$4,861	$16,097	$21,503	$1,622	$44,083
June 30, 2019
Beginning Balance	$2,236	$5,379	$8,282	$1,653	$17,550
Charge offs	—	—	(145)	(24)	(169)
Recoveries	—	6	42	—	48
Provision	688	1,463	1,162	99	3,412
Ending Balance	$2,924	$6,848	$9,341	$1,728	$20,841

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
June 30, 2020
Beginning Balance, prior to adoption of ASC 326	$2,732	$8,427	$15,757	$1,318	$28,234
Impact of adopting ASC 326	1,131	1,916	(4,561)	193	(1,321)
Charge offs	—	(109)	(4,170)	(408)	(4,687)
Recoveries	—	43	64	—	107
Provision	998	5,820	14,413	519	21,750
Ending Balance	$4,861	$16,097	$21,503	$1,622	$44,083
June 30, 2019
Beginning Balance	$2,042	$5,259	$6,524	$607	$14,432
Charge offs	—	—	(145)	(24)	(169)
Recoveries	—	14	121	—	135
Provision	882	1,575	2,841	1,145	6,443
Ending Balance	$2,924	$6,848	$9,341	$1,728	$20,841

During the three and six month periods ended June 30, 2020, increases to the ACL were primarily related to the severity of forecasted unemployment rates and ongoing developments as a result of the COVID-19 pandemic. Unemployment rates were forecasted for twelve months followed by a twelve-month straight-line reversion period. Additionally, the provision expense was impacted by loan and lease growth and net charge-offs during the period.

The following tables represent the types of TDRs that were made during the periods presented:

	Three Months Ended June 30, 2020
	Extended Amortization		Payment Deferral		Total TDRs
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	3	$439	3	$439
Total	—	—	3	439	3	439
Commercial Land
Small Business Banking	1	4,921	—	—	1	4,921
Total	1	4,921	—	—	1	4,921
Total	1	$4,921	3	$439	4	$5,360

There were no TDRs modified during the three months ended June 30, 2019.

	Six Months Ended June 30, 2020
	Extended Amortization		Payment Deferral		Total TDRs
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	5	$1,882	5	$1,882
Specialty Lending	1	224	—	—	1	224
Total	1	224	5	1,882	6	2,106
Commercial Real Estate
Small Business Banking	—	—	1	3,412	1	3,412
Total	—	—	1	3,412	1	3,412
Commercial Land
Small Business Banking	1	4,921	—	—	1	4,921
Total	1	4,921	—	—	1	4,921
Total	2	$5,145	6	$5,294	8	$10,439

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2019
	Extended Amortization		Payment Deferral		Total TDRs
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial Real Estate
Small Business Banking	—	$—	1	$1,853	1	$1,853
Total	—	—	1	1,853	1	1,853
Commercial Land
Small Business Banking	1	3,475	—	—	1	3,475
Total	1	3,475	—	—	1	3,475
Total	1	$3,475	1	$1,853	2	$5,328

Concessions made to improve a loan or lease’s performance have varying degrees of success. One TDR was modified within the twelve months ended June 30, 2020 and subsequently defaulted during the three and six months ended June 30, 2020. The TDR that defaulted was a Commercial & Industrial Small Business Banking loan that had been previously modified for payment deferral and had a recorded investment of $39 thousand at June 30, 2020. No TDRs that were modified within the twelve months ended June 30, 2019 subsequently defaulted during the three and six months ended June 30, 2019.

The following tables detail the recorded allowance for loan and lease losses and the investment in loans and leases related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

December 31, 2019	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total[1,2]
Allowance for loan and lease losses:
Loans and leases individually evaluated for impairment	$17	$2,067	$3,989	$748	$6,821
Loans and leases collectively evaluated for impairment	2,715	6,360	11,768	570	21,413
Total allowance for loan and lease losses	$2,732	$8,427	$15,757	$1,318	$28,234
Loans and leases receivable:
Loans and leases individually evaluated for impairment	$719	$25,389	$14,052	$17,347	$57,507
Loans and leases collectively evaluated for impairment	346,599	636,305	540,189	216,786	1,739,879
Total loans and leases receivable	$347,318	$661,694	$554,241	$234,133	$1,797,386

1	As of December 31, 2019, loans and leases receivable includes $622.6 million of U.S. government guaranteed loans, of which $36.0 million are considered impaired.
2	Loans and leases receivable exclude $824.5 million of loans accounted for under the fair value option.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Loans and leases classified as impaired as of the dates presented are summarized in the following tables.

December 31, 2019	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Small Business Banking	$11,612	$7,841	$3,771
Specialty Lending	2,440	157	2,283
Total	14,052	7,998	6,054
Construction & Development
Small Business Banking	719	530	189
Total	719	530	189
Commercial Real Estate
Small Business Banking	23,473	13,198	10,275
Specialty Lending	1,916	1,387	529
Total	25,389	14,585	10,804
Commercial Land
Small Business Banking	17,347	12,898	4,449
Total	17,347	12,898	4,449
Total	$57,507	$36,011	$21,496

The following table presents evaluated balances of loans and leases classified as impaired at the dates presented that carried an associated reserve as compared to those with no reserve. The recorded investment includes accrued interest and net deferred loan and lease fees or costs.

	December 31, 2019
	Recorded Investment
	With a Recorded Allowance	With No Recorded Allowance	Total	Unpaid Principal Balance	Related Allowance Recorded
Commercial & Industrial
Small Business Banking	$11,607	$5	$11,612	$12,577	$1,967
Specialty Lending	2,440	—	2,440	2,307	2,022
Total	14,047	5	14,052	14,884	3,989
Construction & Development
Small Business Banking	719	—	719	706	17
Total	719	—	719	706	17
Commercial Real Estate
Small Business Banking	21,370	2,103	23,473	23,996	2,055
Specialty Lending	1,916	—	1,916	1,849	12
Total	23,286	2,103	25,389	25,845	2,067
Commercial Land
Small Business Banking	17,347	—	17,347	17,399	748
Total	17,347	—	17,347	17,399	748
Total Impaired Loans and Leases	$55,399	$2,108	$57,507	$58,834	$6,821

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the average recorded investment of impaired loans and leases for each period presented and interest income recognized during the period in which the loans and leases were considered impaired.

	Three Months Ended June 30, 2019
	Average Balance	Interest Income Recognized
Commercial & Industrial
Small Business Banking	$7,135	$24
Specialty Lending	765	7
Total	7,900	31
Commercial Real Estate
Small Business Banking	15,945	167
Specialty Lending	1,588	—
Total	17,533	167
Commercial Land
Small Business Banking	18,940	236
Total	18,940	236
Total	$44,373	$434

	Six Months Ended June 30, 2019
	Average Balance	Interest Income Recognized
Commercial & Industrial
Small Business Banking	$7,196	$54
Specialty Lending	763	24
Total	7,959	78
Commercial Real Estate
Small Business Banking	16,000	309
Specialty Lending	1,588	—
Total	17,588	309
Commercial Land
Small Business Banking	19,000	432
Total	19,000	432
Total	$44,547	$819

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

	June 30, 2020	December 31, 2019
Gross direct finance lease payments receivable	$12,452	$13,959
Less – unearned interest	(2,110)	(2,562)
Net investment in direct financing leases	$10,342	$11,397

Future minimum lease payments under finance leases are as follows:

As of June 30, 2020	Amount
2020	$1,606
2021	3,100
2022	2,675
2023	2,233
2024	1,591
Thereafter	1,247
Total	$12,452

Interest income of $212 thousand and $267 thousand was recognized in the three months ended June 30, 2020 and 2019, respectively. Interest income of $445 thousand and $501 thousand was recognized in the six months ended June 30, 2020 and 2019, respectively.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2020 and December 31, 2019, the Company had a net investment of $139.4 million and $144.3 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $164.3 million as of June 30, 2020 and December 31, 2019 and accumulated depreciation was $24.9 million and $20.0 million as of June 30, 2020 and December 31, 2019, respectively. Depreciation expense recognized on these assets for the three months ended June 30, 2020 and 2019 was $2.4 million. Depreciation expense recognized on these assets for the six months ended June 30, 2020 and 2019 was $4.9 million and $4.8 million, respectively.

Lease income of $2.4 million was recognized in the three months ended June 30, 2020 and 2019. Lease income of $4.8 million and $4.7 million was recognized in the six months ended June 30, 2020 and 2019, respectively.

A maturity analysis of future minimum lease payments under non-cancelable operating leases is as follows:

As of June 30, 2020	Amount
2020	$4,010
2021	9,052
2022	9,044
2023	9,075
2024	8,808
Thereafter	40,110
Total	$80,099

Note 7. Servicing Assets

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.25 billion and $2.26 billion at June 30, 2020 and December 31, 2019, respectively. The unpaid principal balance for all loans serviced for others was $3.07 billion and $2.97 billion at June 30, 2020 and December 31, 2019, respectively.

The following summarizes the activity pertaining to servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$33,532	$44,324	$35,365	$47,641
Additions, net	1,873	608	4,732	1,331
Fair value changes:
Due to changes in valuation inputs or assumptions	(123)	260	(2,162)	(489)
Decay due to increases in principal paydowns or runoff	(1,448)	(3,505)	(4,101)	(6,796)
Balance at end of period	$33,834	$41,687	$33,834	$41,687

The fair value of servicing rights was determined using a weighted average discount rate of 13.4% on June 30, 2020 and 2019. The fair value of servicing rights was determined using a weighted average prepayment speed of 18.7% on June 30, 2020 and 14.1% on June 30, 2019, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the consolidated statements of income.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Borrowings

Total outstanding borrowings consisted of the following:

	June 30, 2020	December 31, 2019
Borrowings
In 2019, the Company renewed a revolving line of credit issued in 2017. The line of credit is unsecured and accrues interest at 30-day LIBOR plus 1.15% for a term of 13 months. Payments are interest only with all principal and accrued interest due on October 20, 2020. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. The $50.0 million line of credit was fully advanced at March 31, 2020. The Company made a principal paydown of $45.0 million on May 28, 2020 and there is $45.0 million of available credit at June 30, 2020.	$5,000	$—

In April 2020, the Company entered into the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF"). Under the PPPLF, advances must be secured by pledges of loans to small businesses originated by the Company under the U.S. Small Business Administration's 7(a) loan program titled the Paycheck Protection Program. The PPPLF accrues interest at thirty-five basis points and matures at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, ranging from April 1, 2022 to June 24, 2022, and will be accelerated on and to the extent of any 7(a) loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company shall repay the advance plus accrued interest. This $1.72 billion borrowing was fully advanced at June 30, 2020.

	1,716,018	—
In October 2017, the Company entered into a financing lease of $19 thousand with an unaffiliated equipment lease company, secured by fitness equipment which is included in other assets on the consolidated balance sheet. Payments are principal and interest due monthly starting December 15, 2017 over a term of 60 months. At the end of the lease term there is a $1.00 bargain purchase option. As of January 1, 2019, this borrowing was revised in accordance with ASU 2016-02.	11	14
Total borrowings	$1,721,029	$14

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $72.5 million as of June 30, 2020 and December 31, 2019. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of June 30, 2020 and December 31, 2019.

The Company has entered into a repurchase agreement with a third party for $5.0 million as of June 30, 2020 and December 31, 2019.  At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received.  The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of June 30, 2020 and December 31, 2019.

On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. At June 30, 2020 and December 31, 2019, the Company had approximately $1.30 billion and $1.14 billion, respectively, in borrowing capacity available under these agreements.  There is no collateral pledged and no advances outstanding as of June 30, 2020 and December 31, 2019.

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $1.40 billion and $526.8 million as of June 30, 2020 and December 31, 2019, respectively.  At June 30, 2020 and December 31, 2019, the Company had approximately $1.03 billion and $294.5 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of June 30, 2020 and December 31, 2019.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Equity warrant assets: Fair value measurements of equity warrant assets of private companies are priced based on a Black-Scholes option pricing model to estimate the asset value by using stated strike prices, option expiration dates, risk-free interest rates and option volatility assumptions. Option volatility assumptions used in the Black-Scholes model are based on public companies that operate in similar industries as the companies in the Company’s private company portfolio. Option expiration dates are modified to account for estimates to actual life relative to stated expiration. Values are further adjusted for a general lack of liquidity due to the private nature of the associated underlying company.  The Company classifies equity warrant assets within Level 3 of the valuation hierarchy.

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2020	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US treasury securities	$5,018	$—	$5,018	$—
US government agencies	20,594	—	20,594	—
Mortgage-backed securities	750,549	—	750,549	—
Municipal bonds[1]	3,633	—	3,539	94
Loans held for sale	32,071	—	—	32,071
Loans held for investment	834,602	—	—	834,602
Servicing assets[2]	33,834	—	—	33,834
Mutual fund	2,303	—	2,303	—
Equity warrant assets[3]	855	—	—	855
Total assets at fair value	$1,683,459	$—	$782,003	$901,456

December 31, 2019	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US treasury securities	$5,015	$—	$5,015	$—
US government agencies	22,779	—	22,779	—
Mortgage-backed securities	503,297	—	503,297	—
Municipal bonds[1]	8,954	—	8,862	92
Loans held for sale	16,198	—	—	16,198
Loans held for investment	824,520	—	—	824,520
Servicing assets[2]	35,365	—	—	35,365
Mutual fund	2,206	—	2,206	—
Equity warrant assets[3]	570	—	—	570
Total assets at fair value	$1,418,904	$—	$542,159	$876,745

1

During the three and six months ended June 30, 2020, the Company recorded a fair value adjustment gain of $1 thousand and $2 thousand, respectively. During the six months ended June 30, 2019, the Company sold $900 thousand of a municipal bond to a third party and recorded a fair value adjustment loss of $7 thousand. During the three months ended June 30, 2019, the Company recorded no fair value adjustment.

2	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets.
3

During the six months ended June 30 ,2020, the Company entered into equity warrant assets with a fair value of $179 thousand at the time of issuance and recorded net gains on derivative instruments of $106 thousand. During the three months ended June 30, 2020, the Company entered into equity warrant assets with a fair value of $15 thousand at the time of issuance and recorded net gains on derivative instruments of $138 thousand. During the six months ended June 30, 2019, the Company recorded net gains on derivative instruments of $193 thousand. During the three months ended June 30, 2019, the Company recorded net losses on derivative instruments of $62 thousand.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value Option

The Company elects to account for retained participating interests of government guaranteed loans under the fair value option in order to align the accounting presentation with the Company’s viewpoint of the economics of the loans. Interest income on loans accounted for under the fair value option is recognized in loans and fees on loans on the Company’s consolidated statements of income. There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at June 30, 2020 or December 31, 2019. The unpaid principal balance of unguaranteed exposure for nonaccruals was $8.5 million and $10.7 million at June 30, 2020 and December 31, 2019, respectively.

The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at June 30, 2020 and December 31, 2019.

	June 30, 2020
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$32,071	$34,424	$(2,353)	$—	$—	$—	$—	$—	$—
Loans held for investment	834,602	862,735	(28,133)	46,221	50,536	(4,315)	27,312	29,435	(2,123)
	$866,673	$897,159	$(30,486)	$46,221	$50,536	$(4,315)	$27,312	$29,435	$(2,123)

	December 31, 2019
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$16,198	$17,230	$(1,032)	$—	$—	$—	$—	$—	$—
Loans held for investment	824,520	842,456	(17,936)	49,739	54,370	(4,631)	26,644	28,137	(1,493)
	$840,718	$859,686	$(18,968)	$49,739	$54,370	$(4,631)	$26,644	$28,137	$(1,493)

The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended June 30,		Six Months Ended June 30,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2020	2019	2020	2019
Loans held for sale	$(106)	$822	$14	$471
Loans held for investment	(983)	1,969	(11,741)	4,403
	$(1,089)	$2,791	$(11,727)	$4,874

Losses related to borrower-specific credit risk were $913 thousand and $1.8 million for the three and six months ended June 30, 2020, respectively, and $1.1 million and $1.7 million for the three and six months ended June 30, 2019, respectively.

The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Three Months Ended June 30,		Six Months Ended June 30,
Loans held for sale	2020	2019	2020	2019
Balance at beginning of period	$19,151	$25,293	$16,198	$17,745
Issuances	13,154	6,207	16,199	19,842
Fair value changes	(106)	822	14	471
Sales	—	(5,644)	—	(11,344)
Settlements	(128)	(75)	(340)	(111)
Balance at end of period	$32,071	$26,603	$32,071	$26,603

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
Loans held for investment	2020	2019	2020	2019
Balance at beginning of period	$831,426	$868,654	$824,520	$885,527
Issuances	37,761	24,413	99,372	54,521
Fair value changes	(983)	1,969	(11,741)	4,403
Settlements	(33,602)	(55,956)	(77,549)	(105,371)
Balance at end of period	$834,602	$839,080	$834,602	$839,080

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

June 30, 2020	Total	Level 1	Level 2	Level 3
Collateral dependent loans	$2,056	$—	$—	$2,056
Foreclosed assets	5,660	—	—	5,660
Total assets at fair value	$7,716	$—	$—	$7,716

December 31, 2019	Total	Level 1	Level 2	Level 3
Collateral dependent loans	$1,245	$—	$—	$1,245
Foreclosed assets	5,612	—	—	5,612
Equity security investment with a non-readily determinable fair value	8,738	8,738	—	—
Total assets at fair value	$15,595	$8,738	$—	$6,857

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Level 3 Analysis

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2020 and December 31, 2019 the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2020

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$94	Discounted expected cash flows	Discount rate Prepayment speed	4.1% 5.0%
Loans held for sale	$32,071	Discounted expected cash flows	Discount rate Prepayment speed	5.1% to 21.1% WAVG 18.6%
Loans held for investment	$834,602	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 74.2% (WAVG 1.8%) 5.1% to 21.1% WAVG 18.6% 10% to 45%
Equity warrant assets	$855	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	25.8 to 84.9% 0.66% 20.0% 5-10 years
Non-recurring fair value
Collateral dependent loans	$2,056	Discounted appraisals	Appraisal adjustments (1)	10.0% to 55.0%
Foreclosed assets	$5,660	Discounted appraisals	Appraisal adjustments (1)	4.0% to 14.5%

December 31, 2019

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$92	Discounted expected cash flows	Discount rate Prepayment speed	4.6% 5.0%
Loans held for sale	$16,198	Discounted expected cash flows	Discount rate Prepayment speed	7.7% to 21.4% WAVG 13.1%
Loans held for investment	$824,520	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 10.9% (WAVG 1.3%) 7.7% to 21.4% WAVG 13.1% 10.0% to 70.0%
Equity warrant assets	$570	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	21.0-75.0% 1.90% 20.0% 8-10 years
Non-recurring fair value
Collateral dependent loans	$1,245	Discounted appraisals	Appraisal adjustments (1)	10.0% to 57.0%
Foreclosed assets	$5,612	Discounted appraisals	Appraisal adjustments (1)	10.0% to 37.0%

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

June 30, 2020	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$1,256,958	$1,256,958	$—	$—	$1,256,958
Federal funds sold	91,188	91,188	—	—	91,188
Certificates of deposit with other banks	7,250	7,753	—	—	7,753
Loans held for sale	944,523	—	—	1,022,635	1,022,635
Loans and leases, net of allowance for credit losses on loans and leases	3,771,371	—	—	3,928,595	3,928,595
Financial liabilities
Deposits	5,873,292	—	5,935,529	—	5,935,529
Borrowings	1,721,029	—	—	1,718,449	1,718,449

December 31, 2019	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$124,610	$124,610	$—	$—	$124,610
Federal funds sold	96,787	96,787	—	—	96,787
Certificates of deposit with other banks	7,250	7,568	—	—	7,568
Loans held for sale	950,249	—	—	1,004,135	1,004,135
Loans and leases, net of allowance for credit losses on loans and leases	1,774,532	—	—	1,822,569	1,822,569
Financial liabilities
Deposits	4,226,980	—	4,211,522	—	4,211,522
Borrowings	14	—	—	14	14

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

	June 30, 2020	December 31, 2019
Commitments to extend credit	$1,575,314	$1,834,449
Standby letters of credit	26,997	25,532
Total unfunded off-balance-sheet credit risk	$1,602,311	$1,859,981

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

As of June 30, 2020 and December 31, 2019, the Company had unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $16.8 million and $16.9 million, respectively.

Concentrations of Credit Risk

Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans, leases, and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $7.5 million, except for 34 relationships that have a retained unguaranteed exposure of $422.3 million of which $248.4 million of the unguaranteed exposure has been disbursed.

Additionally, the Company has future minimum lease payments due under non-cancelable operating leases totaling $80.1 million, of which $57.4 million is due from four relationships.

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

Stock Options

There were no stock options granted during the three and six months ended June 30, 2020.

At June 30, 2020, unrecognized compensation costs relating to stock options amounted to $3.2 million which will be recognized over a weighted average period of 2.11 years.

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

For the three months ended June 30, 2020, 58,348 RSUs were granted with a weighted average grant date fair value of $12.52. For the six months ended June 30, 2020, 541,679 RSUs were granted with a weighted average grant date fair value of $17.39. Of the RSUs granted in the six month period, 447,273 were awarded in connection with annual long term incentive stock compensation.

At June 30, 2020, unrecognized compensation costs relating to RSUs amounted to $15.9 million which will be recognized over a weighted average period of 4.61 years.

There were no Market RSUs granted during the three and six months ended June 30, 2020.

At June 30, 2020, unrecognized compensation costs relating to Market RSUs amounted to $8.0 million which will be recognized over a weighted average period of 2.91 years.

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

The following table provides summarized balance sheet information for the Company’s equity method investments as of June 30, 2020 and December 31, 2019. The Company’s equity method investments are included in the other assets line on the condensed consolidated balance sheets and are largely concentrated in new or emerging financial service technology companies.

	June 30, 2020	December 31, 2019
Balance sheet data
Current assets	$47,724	$56,710
Noncurrent assets	175,022	162,304
Total assets	$222,746	$219,014

Current liabilities	$22,698	$19,910
Noncurrent liabilities	451	683
Total liabilities	23,149	20,593
Equity interests	199,597	198,421
Total liabilities and equity	$222,746	$219,014

The following table provides summarized income statement information for the Company’s equity method investments for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Summary of operations
Total revenues	$16,180	$13,851	$31,972	$27,240

Net loss	(13,053)	(6,100)	(29,486)	(13,220)

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

In 2018, the Company formed Canapi Advisors, LLC for the purpose of providing investment advisory services to a series of new funds focused on providing venture capital to new and emerging financial technology companies.  In 2019, Live Oak Clean Energy Financing LLC (“LOCEF”) became a subsidiary of the Bank.  LOCEF was formed in November 2016 as a subsidiary of the Company for the purpose of providing financing to entities for renewable energy applications. In 2018, the Bank formed Live Oak Private Wealth, LLC, a registered investment advisor that provides high-net-worth individuals and families with strategic wealth and investment management services, and on April 1, 2020, it acquired Jolley Asset Management, LLC to broaden service offerings for existing high-net-worth individuals and families, attract new clients from an expanded footprint and benefit from economies of scale.  In 2017, the Bank entered into a joint venture, Apiture LLC (“Apiture”), with First Data Corporation for the purpose of creating next generation technology for financial institutions.   In addition to the Bank, the Company owns Live Oak Ventures, Inc., formed in August 2016 for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology; Live Oak Grove, LLC, formed in February 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location; and Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans. In 2019, 504 Fund Advisors, LLC (“504FA”) exited as the advisor to The 504 Fund, and the Company dissolved this legal entity.

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

Recent Developments

The COVID-19 pandemic in the United States continues to have a complex and significant adverse impact on the economy, the banking industry and the Company, all subject to a high degree of uncertainty. While it is still not possible to know the full universe or extent of these impacts as of the date of this filing, we are disclosing potentially material items of which we are currently aware.

Financial position and results of operations

Relating to our June 30, 2020 financial condition and results of operations, COVID-19 had a significant impact on the allowance for credit losses (“ACL”) on loans and leases, loans carried at fair value, loan servicing asset revaluation, net gains on sales of loans and net interest income. While the Company has not yet experienced any charge-offs related to COVID-19, the ACL and loan fair value calculation and resulting provision for loan and lease credit losses and net loss on loans accounted for under the fair value option were significantly impacted by changes in forecasted economic conditions. Given that forecasted economic scenarios continued to be negative with substantial uncertainty since the pandemic was declared in early March combined with effects surfacing in certain pandemic-at-risk verticals and the risk that payments being made by the SBA for borrowers under its programs may be skewing actual indications of ability to repay, the need for additional credit related reserves increased significantly by the end of the second quarter. Refer to the discussion of the ACL and loans at fair value in Notes 5 and 9, respectively, of the unaudited condensed consolidated financial statements as well as further discussion below in MD&A. Also impacted by deteriorating market conditions was the Company’s valuation of the loan servicing asset as discussed in Note 7 of the unaudited condensed consolidated financial statements and net gains on sales of loans, both of which are further discussed below in MD&A.  The secondary market improved at the end of the second quarter which offset earlier negative COVID-19 adjustments for loans carried at fair value and the loan servicing asset valuation.  In the second quarter the net interest margin was negatively impacted by significant rate cuts in response to stimulus efforts combined with heightened levels of liquidity at the Company as a part of pandemic preparedness, while the Paycheck Protection Program (the “PPP”) lending had a positive impact on net interest margin, as discussed more fully below in MD&A.  Should economic conditions worsen, the Company could experience further increases in the required ACL and negative fair value marks and record additional credit or market related loss expense. It is also possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

While there are current signs of recovery in the secondary market pricing, the income from gain on sale of loans in future periods could be reduced due to COVID-19.  Impacts began to be felt in the latter part of March and early April with loan sales executed at that time as secondary markets conditions began to weaken.  At this time, the Company is unable to project the materiality of such an impact but recognizes the breadth of the economic impact is likely to impact gains in future periods.

Interest income could be further reduced due to COVID-19.  In keeping with guidance from banking regulators, the Company has and continues to actively work with COVID-19 affected borrowers to help defer their payments, interest, and fees.  In addition to regulatory relief on deferrals from banking regulators, six months of payment relief are also available from the SBA for certain loans guaranteed by that agency.   While interest and fees will still accrue to interest, should eventual credit losses on these loans with deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of June 30, 2020, all of the Company’s capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements.  While the Company believes that capital is sufficient to withstand an extended economic recession brought about by COVID-19, reported and regulatory capital ratios could be adversely impacted by further credit losses.  The Company relies on cash on hand as well as dividends from the Bank to service any debt at the Company.  If our capital deteriorates such that the Bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity.  Wholesale funding markets have remained open to the Company, but rates for short term funding have recently been volatile and the secondary market for guaranteed loans has shown reactionary and varying responses to the changing economic environment.  In addition to increased levels of loan sales, the Company also increased its levels of deposits and borrowings in the first half of the year, as discussed further in MD&A.  If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin.  If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

The Federal Reserve has created the Paycheck Protection Program Liquidity Facility (“PPPLF”) to help provide financing for the origination of PPP loans.  The PPPLF extends loans to banks that have loaned money to small businesses under the PPP, discussed in more detail below. Amounts borrowed are non-recourse and have a 100% advance rate equal to the principal amount of PPP loans pledged as security. In addition, loans financed under the PPPLF have a neutral impact on regulatory leverage capital ratios.  The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is transferred to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF bear interest at a rate of 0.35%, and there are no fees paid by the Company.  As of June 30, 2020, the Company had borrowed $1.72 billion from the PPPLF.

Lending operations and accommodations to borrowers

With the passage of the PPP, administered by the SBA, the Company has actively interpreted and implemented new loan programs and systems using its technology platform while participating in assisting its customers and other small businesses in need of resources through the program.  PPP loans earn interest at 1% and currently have a two-year or five-year contractual term depending on the origination date.  For the earlier loans with a two-year term there is an option to extend to five years if requested by the borrower and approved by the lender. The Company expects that some portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of June 30, 2020, the Company has secured funding from the SBA for 10,847 PPP loans representing $1.74 billion in originations.  Loans funded through the PPP are fully guaranteed by the SBA, subject to the terms and conditions of the program. Should those circumstances change, the Company could be required to record additional credit loss expense through earnings.

With the passage of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) on March 27, 2020, the SBA will be making six months of principal and interest payments on all fully disbursed SBA 7(a) and SBA Express loans in regular servicing status that close by September 27, 2020.  In addition, with regulatory guidance to work with borrowers during this unprecedented situation, the Company has also mobilized to provide a payment deferral program when needed by customers that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.  At June 30, 2020 the Company estimated that as a percentage to total loans and leases at amortized cost, excluding PPP, 60% of its loans were receiving the six months of payments from the SBA and that 9% of its loans had a payment deferral in place.

On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law, and made significant changes to the PPP to provide additional relief for small businesses. The new Act increased flexibility for small businesses that have been unable to rehire employees due to lack of employee availability, or have been unable to operate as normal due to COVID-19 related restrictions. It extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules. The new Act also relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness. In addition, the new Act extended the payment deferral period for PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends.

Credit

While all industries have and will continue to experience adverse impacts as a result of COVID-19, the Company has exposures in the following verticals considered to be “at-risk” of significant impact as of June 30, 2020: hotels, wine and craft beverage, educational services, entertainment centers, fitness centers, and quick service restaurants each comprising $178.9 million or 8.1%, $101.6 million or 4.6%, $80.4 million or 3.6%, $56.8 million or 2.6%, $22.8 million or 1.0%, and $12.3 million or 0.6% of total unguaranteed loans and leases (all at amortized cost, inclusive of loans carried at fair value), respectively.

The Company continues to work with customers directly affected by COVID-19 and is prepared to offer short-term assistance in accordance with regulatory guidelines.  As a result of the uncertain economic environment caused by COVID-19, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced and circumstances evolve, which the Company anticipates will allow it to respond proactively as needs and issues arise.

Results of Operations

Performance Summary

Three months ended June 30, 2020 compared with three months ended June 30, 2019

For the three months ended June 30, 2020, the Company reported net earnings of $3.8 million, or $0.09 per diluted share, compared to net earnings of $4.9 million, or $0.12 per diluted share, for the second quarter of 2019.  This decrease in net income was largely due to continued risks and uncertainties related to the COVID-19 pandemic with significant impacts to the Company’s credit reserves and fair value adjustments, as outlined below:

•	The provision for loan and lease credit losses increased $6.5 million, or 191.9%; and

•	The net loss on loans accounted for under the fair value option increased $3.8 million, or 139.0%.

Outside of the continued effects of COVID-19, which was intensified by the adoption of new current expected credit losses model (“CECL”) in the first quarter of 2020, salaries and employee benefits increased $8.8 million, or 40.0%, as the Company continued to invest in its workforce to support growth and a variety of initiatives including $7.2 million in expense for a performance bonus pool that was available to all employees other than executive officers.

The primary factors partially offsetting the decrease in net income for the three months ended June 30, 2020 were:

•

Increase in net interest income of $7.0 million, or 20.5%, predominately driven by significant growth in total loan and lease portfolios which was accentuated by the origination of $1.74 billion in PPP loans during the second quarter of 2020;

•

Net gains on sales of loans increased $4.7 million, or 77.8%, due largely to a higher volume of loans sold in the second quarter of 2020.  The volume in guaranteed loan sales in the second quarter of 2020 increased to $154.5 million, in line with the Company’s balance sheet strategy, compared to $71.9 million in the second quarter of 2019; and

•

Other noninterest income increased $3.6 million, or 410.0%, primarily as the result of $2.5 million in revenue resulting from the sale of services from co-developed technology for processing PPP loans.

Six months ended June 30, 2020 compared with six months ended June 30, 2019

For the six months ended June 30, 2020, the Company reported a net loss of $3.8 million, or $(0.10) per diluted share, as compared to net earnings of $7.3 million, or $0.18 per diluted share, for the six months ended June 30, 2019.  This decrease in net income was largely the due to continuation of the above-mentioned risks and uncertainties related to the COVID-19 pandemic during the first half of 2020, as reflected below:

•	The provision for loan and lease credit losses increased $15.3 million, or 237.6%; and

•	The net loss on loans accounted for under the fair value option increased $16.6 million, or 340.6%.

Outside of COVID-19 effects on the first half of 2020, salaries and employee benefits increased $15.0 million, or 34.2%, as the Company continued to invest in its workforce to support growth and a variety of initiatives, as discussed more fully above.

The primary factors partially offsetting the net loss for the six months ended June 30, 2020 were:

•

Increase in net interest income of $16.5 million, or 25.6%, predominately driven by significant growth in total loan and lease portfolios which was accentuated by the origination of $1.74 billion in PPP loans during the second quarter of 2020;

•

Net gains on sales of loans increased $11.6 million, or 113.5% largely due to higher sale volumes in the first quarter to strengthen the Company’s capital and liquidity profile in preparation for pandemic uncertainties.  The volume in guaranteed loan sales in the first half of 2020 increased to $317.3 million compared to $134.9 million in the first half of 2019;

•

Other noninterest income increased $2.7 million, or 79.3%, primarily as the result of $2.5 million in revenue resulting from the sale of services from co-developed technology for processing PPP loans; and

•

Income tax benefit increased $7.3 million primarily as a result of a $3.7 million estimated benefit related to the enactment of the CARES Act which allows the carryback of certain net operating losses for five years combined with the Company’s overall net pretax loss in the first half of 2020.

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

Three months ended June 30, 2020 compared with three months ended June 30, 2019

For the three months ended June 30, 2020, net interest income increased $7.0 million, or 20.5%, to $40.9 million compared to $33.9 million for the three months ended June 30, 2019. The increase was principally due to the significant growth in the held for investment loan and lease portfolio reflecting the Company's ongoing initiative to grow recurring revenue sources and strengthen liquidity.  This increase over the prior year was primarily a product of the aforementioned origination of $1.74 billion in PPP loans in the second quarter of 2020 with $8.7 million in interest income coming from recognition of net deferred fees combined with a 1% annualized interest rate.  Accordingly, average interest earning assets increased by $2.73 billion, or 74.6%, to $6.40 billion for the three months ended June 30, 2020, compared to $3.66 billion for the three months ended June 30, 2019, while the yield on average interest earning assets decreased 185 basis points to 4.19%. The cost of funds on interest bearing liabilities for the three months ended June 30, 2020 decreased 76 basis points to 1.65%, and the average balance of interest bearing liabilities increased by $2.78 billion, or 78.8%, over the same period in 2019. The increase in average interest bearing liabilities was largely driven by strategically heightened levels of liquidity related to COVID-19 risks and uncertainties and funding for PPP loans. As indicated in the rate/volume table below, increased interest earning asset volume more than offset lower yields outpacing the higher volume and lower levels of cost declines for interest bearing liabilities, resulting in increased interest income of $11.7 million and increased interest expense of $4.7 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  For the three months ended June 30, 2019 compared to the three months ended June 30, 2020, net interest margin decreased from 3.71% to 2.56%, respectively, principally due to the Company’s interest earning assets repricing more rapidly from lower fed funds rates than its interest bearing liabilities, combined with above mentioned impacts of PPP related activities and heightened liquidity.

Six Months Ended June 30, 2020 compared with six months ended June 30, 2019

For the six months ended June 30, 2020, net interest income increased $16.5 million, or 25.6%, to $81.1 million compared to $64.5 million for the six months ended June 30, 2019. This increase was principally due to the significant growth in the combined held for sale and held for investment loan and lease portfolios along with higher investment security holdings reflecting the Company's ongoing initiative to grow recurring revenue sources and strengthen liquidity.  This increase over the first half of 2019 was also enhanced by the above mentioned origination of PPP loans in the second quarter.  Accordingly, average interest earning assets increased by $1.93 billion, or 54.7%, to $5.47 billion for the six months ended June 30, 2020, compared to $3.53 billion for the six months ended June 30, 2019, while the yield on average interest earning assets decreased 122 basis points to 4.78%. The cost of funds on interest bearing liabilities for the six months ended June 30, 2020 decreased 54 basis points to 1.85%, and the average balance of interest bearing liabilities increased by $1.93 billion, or 56.5%, over the same period in 2019. The increase in average interest bearing liabilities was also largely impacted by strategically heightened levels of liquidity in the first half of 2020 related to COVID-19 risks and uncertainties and funding sources for PPP loans. As indicated in the rate/volume table below, the increase in interest earning assets and corresponding yields outpaced the higher volume and decreased cost of interest bearing liabilities, resulting in increased interest income of $25.2 million and increased interest expense of $8.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  For the six months ended June 30, 2019 compared to the six months ended June 30, 2020, net interest margin decreased from 3.68% to 2.97%, respectively, principally due to lower fed funds rates impacting the yield on interest earning assets more rapidly than the cost of interest bearing liabilities in the first half of 2020, combined with the above mentioned impacts of PPP related activities and heightened  levels of liquidity.

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

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Federal funds sold and interest earning balances in other banks	$711,916	$1,009	0.57%	$184,986	$1,108	2.40%
Investment securities	556,014	3,786	2.73	566,159	4,116	2.92
Loans held for sale	921,956	13,115	5.71	839,724	14,333	6.85
Loans and leases held for investment(1)	4,208,109	48,907	4.66	2,073,297	35,581	6.88
Total interest earning assets	6,397,995	66,817	4.19	3,664,166	55,138	6.04
Less: Allowance for credit losses on loans and leases	(35,875)			(19,196)
Non-interest earning assets	603,610			472,529
Total assets	$6,965,730			$4,117,499
Interest bearing liabilities:
Interest bearing checking	$462,977	$646	0.56%	$—	$—	—%
Savings	1,398,378	4,814	1.38	989,512	5,235	2.12
Money market accounts	82,908	89	0.43	85,982	161	0.75
Certificates of deposit	3,689,041	19,572	2.13	2,452,159	15,807	2.59
Total deposits	5,633,304	25,121	1.79	3,527,653	21,203	2.41
Borrowings	676,849	798	0.47	1,409	—	—
Total interest bearing liabilities	6,310,153	25,919	1.65	3,529,062	21,203	2.41
Non-interest bearing deposits	41,218			49,466
Non-interest bearing liabilities	50,554			26,580
Shareholders' equity	563,805			512,391
Total liabilities and shareholders' equity	$6,965,730			$4,117,499
Net interest income and interest rate spread		$40,898	2.54%		$33,935	3.63%
Net interest margin			2.56%			3.71%
Ratio of average interest-earning assets to average interest-bearing liabilities			101.39%			103.83%
(1)	Average loan and lease balances include non-accruing loans and leases.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Federal funds sold and interest earning balances in other banks	$470,901	$1,759	0.75%	$233,904	$2,747	2.37%
Investment securities	546,110	7,548	2.77	514,038	7,433	2.92
Loans held for sale	963,359	28,980	6.03	794,919	26,934	6.83
Loans and leases held for investment(1)	3,485,135	92,003	5.29	1,990,054	67,946	6.89
Total interest earning assets	5,465,505	130,290	4.78	3,532,915	105,060	6.00
Less: Allowance for credit losses on loans and leases	(31,439)			(17,600)
Non-interest earning assets	555,469			473,512
Total assets	$5,989,535			$3,988,827
Interest bearing liabilities:
Interest bearing checking	$231,489	$646	0.56%	$84	$—	—%
Savings	1,261,131	9,658	1.54	958,716	10,021	2.11
Money market accounts	80,265	189	0.47	84,648	269	0.64
Certificates of deposit	3,425,850	37,883	2.22	2,367,902	30,230	2.57
Total deposits	4,998,735	48,376	1.94	3,411,350	40,520	2.40
Borrowings	342,002	855	0.50	1,436	—	—
Total interest bearing liabilities	5,340,737	49,231	1.85	3,412,786	40,520	2.39
Non-interest bearing deposits	45,071			47,294
Non-interest bearing liabilities	52,024			20,548
Shareholders' equity	551,703			508,199
Total liabilities and shareholders' equity	$5,989,535			$3,988,827
Net interest income and interest rate spread		$81,059	2.93%		$64,540	3.61%
Net interest margin			2.97%			3.68%
Ratio of average interest-earning assets to average interest-bearing liabilities			102.34%			103.52%
(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Federal funds sold and interest earning balances in other banks	$(2,050)	$1,951	$(99)	$(2,822)	$1,834	$(988)
Investment securities	(259)	(71)	(330)	(339)	454	115
Loans held for sale	(2,505)	1,287	(1,218)	(3,341)	5,387	2,046
Loans and leases held for investment	(17,398)	30,724	13,326	(21,200)	45,257	24,057
Total interest income	(22,212)	33,891	11,679	(27,702)	52,932	25,230
Interest expense:
Interest bearing checking	—	646	646	—	646	646
Savings	(2,206)	1,785	(421)	(3,101)	2,738	(363)
Money market accounts	(67)	(5)	(72)	(68)	(12)	(80)
Certificates of deposit	(3,503)	7,268	3,765	(4,950)	12,603	7,653
Borrowings	2	796	798	4	851	855
Total interest expense	(5,774)	10,490	4,716	(8,115)	16,826	8,711
Net interest income	$(16,438)	$23,401	$6,963	$(19,587)	$36,106	$16,519

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

For the second quarter of 2020, the provision for loan and lease credit losses was $10.0 million compared to $3.4 million for the same period in 2019, an increase of $6.5 million.  For the first half of 2020, the provision for loan and lease credit losses was $21.8 million compared to $6.4 million for the same period in 2019, an increase of $15.3 million.  The Company adopted the new current expected credit losses (“CECL”) standard effective January 1, 2020 and accordingly determined to use forecasted levels of unemployment as a primary economic variable in forecasting future expected losses.  The majority of the provision for the second quarter of 2020 was due to the effects of the COVID-19 pandemic, while approximately $15.5 million of the first half of 2020 provision was estimated to be based upon the severity of ongoing developments resulting from the COVID-19 pandemic.

Loans and leases held for investment at historical cost were $3.82 billion as of June 30, 2020, increasing by $2.45 billion, or 178.7%, compared to June 30, 2019.  This growth was largely fueled by $1.74 billion in PPP loan originations in the second quarter of 2020.  Excluding PPP loan originations and net unearned fees on those loans, the balance in loans and leases held for investment at historical cost was $2.13 billion at June 30, 2020, an increase of $758.2 million, or 55.4%, over June 30, 2019.  This growth, outside of PPP activity in the second quarter of 2020, was fueled by continued origination volumes combined with retention of substantially more loans on the balance sheet.

Net charge-offs for loans and leases carried at historical cost were $1.8 million, or 0.21% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended June 30, 2020, compared to $121 thousand, or 0.04%, for the three months ended June 30, 2019.  Net charge-offs for loans and leases carried at historical cost for the second quarter of 2020 was 0.25% of average quarterly loans and leases held for investment, excluding PPP loans, on an annualized basis.  For the six months ended June 30, 2020, net charge-offs totaled $4.6 million compared to $34 thousand for the six months ended June 30, 2019, an increase of $4.5 million, or 13,370.6%. The increase in net charge-offs largely consisted of a number of loans in the Government Contracting, Healthcare, Family Entertainment, and Independent Pharmacies verticals.  Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $6.4 million and $7.7 million accounted for under the fair value option at June 30, 2020 and 2019, respectively, totaled $13.1 million, which was 0.34% of the held for investment loan and lease portfolio carried at historical cost at June 30, 2020, compared to $6.5 million, or 0.48% of loans and leases held for investment at June 30, 2019.  Nonperforming loans and leases carried at historical cost which are not guaranteed by the SBA or USDA were 0.62% of the historical cost portion of the held for investment loan and lease portfolio, excluding PPP loans, at June 30, 2020.

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

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2020/2019 Increase (Decrease)
	2020	2019	Amount	Percent
Noninterest income
Loan servicing revenue	$6,691	$7,063	$(372)	(5.27)%
Loan servicing asset revaluation	(1,571)	(3,245)	1,674	51.59
Net gains on sales of loans	10,695	6,015	4,680	77.81
Net (loss) gain on loans accounted for under the fair value option	(1,089)	2,791	(3,880)	(139.02)
Equity method investments income (loss)	(2,243)	(1,736)	(507)	29.21
Equity security investments gains (losses), net	161	32	129	403.13
Gain on sale of investment securities available-for-sale, net	734	—	734	100.00
Lease income	2,635	2,369	266	11.23
Management fee income	1,206	91	1,115	1,225.27
Construction supervision fee income	684	386	298	77.20
Other noninterest income	4,508	884	3,624	409.95
Total noninterest income	$22,411	$14,650	$7,761	52.98%

	Six Months Ended June 30,		2020/2019 Increase (Decrease)
	2020	2019	Amount	Percent
Noninterest income
Loan servicing revenue	$13,113	$14,473	$(1,360)	(9.40)%
Loan servicing asset revaluation	(6,263)	(7,285)	1,022	14.03
Net gains on sales of loans	21,807	10,213	11,594	113.52
Net (loss) gain on loans accounted for under the fair value option	(11,727)	4,874	(16,601)	(340.60)
Equity method investments income (loss)	(4,721)	(3,750)	(971)	25.89
Equity security investments gains (losses), net	97	135	(38)	(28.15)
Gain on sale of investment securities available-for-sale, net	655	5	650	13,000.00
Lease income	5,259	4,694	565	12.04
Management fee income	2,850	91	2,759	3,031.87
Construction supervision fee income	1,074	1,165	(91)	(7.81)
Other noninterest income	6,009	3,351	2,658	79.32
Total noninterest income	$28,153	$27,966	$187	0.67%

For the three months ended June 30, 2020, noninterest income increased by $7.8 million, or 53.0%, compared to the three months ended June 30, 2019.  The increase from the prior year is primarily the result of the aforementioned increase in net gains on sales of loans combined with a $3.6 million increase  in other noninterest income largely comprised of $2.5 million in revenue resulting from the sale of services from co-developed technology for processing PPP loans.  Other items contributing to the increase in noninterest income were a lower net loss on the loan servicing asset revaluation of $1.7 million and management fee income earned by Canapi Advisors, the Company’s investment advisor subsidiary, increasing by $1.1 million.  Offsetting the increases in noninterest income for the second quarter of 2020 was the aforementioned net negative valuation adjustment related to loans measured at fair value which increased by $3.9 million.

For the six months ended June 30, 2020, noninterest income increased by $187 thousand, or 0.7%, compared to the six months ended June 30, 2019.  The slight increase from the prior year is also primarily the result of the aforementioned increase in net gains on sales of loans combined with a $2.7 million increase in other noninterest income largely comprised of $2.5 million in revenue resulting from the sale of services from co-developed technology for processing PPP loans.  Other items contributing to the increase in noninterest income were a lower net loss on the loan servicing asset revaluation of $1.0 million and management fee income earned by Canapi Advisors, the Company’s investment advisor subsidiary, increasing by $2.8 million.  Offsetting the increases in noninterest income for the first half of 2020 was the aforementioned net negative valuation adjustment related to loans measured at fair value which increased by $16.6 million and decreased loan servicing revenue of $1.4 million.

The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended June 30,		Three months ended March 31,
	2020	2019	2020	2019
Amount of loans and leases originated	$2,175,055	$525,088	$500,634	$390,851
Guaranteed portions of loans sold	154,980	71,934	162,297	62,940
Outstanding balance of guaranteed loans sold (1)	2,840,429	2,870,108	2,761,015	2,952,774

	Six Months Ended June 30,		For years ended December 31,
	2020	2019	2019	2018	2017	2016
Amount of loans and leases originated	$2,675,689	$915,939	$2,001,886	$1,765,680	$1,934,238	$1,537,010
Guaranteed portions of loans sold	317,277	134,874	340,374	945,178	787,926	761,933
Outstanding balance of guaranteed loans sold (1)	2,840,429	2,870,108	2,746,840	3,045,460	2,680,641	2,278,618

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.

Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for those sold portions are retained by the Bank. In exchange for continuing to service sold loans, the Bank receives fee income represented in loan servicing revenue equivalent to 1.0% of the outstanding balance of SBA loans sold and 0.40% of the outstanding balance of USDA loans sold. In addition, the standard cost (adequate compensation) for servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue above the standard cost to service is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For the quarter ended June 30, 2020, loan servicing revenue decreased $372 thousand, or 5.27%, to $6.7 million as compared to the quarter ended June 30, 2019.  For the six months ended June 30, 2020, loan servicing revenue decreased $1.4 million, or 9.4% to $13.1 million as compared to the six months ended June 30, 2019.  The lower servicing revenue for the second quarter and first half of 2020 has been a result of the declining balance of the serviced portfolio. At June 30, 2020, the outstanding balance of guaranteed loans sold in the secondary market was $2.84 billion compared to $2.87 billion at June 30, 2019.

Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended June 30, 2020, there was a net negative loan servicing revaluation adjustment of $1.6 million compared to a net negative adjustment of $3.2 million for the three months ended June 30, 2019.  For the six months ended June 30, 2020, there was a net negative loan servicing revaluation adjustment of $6.3 million compared to a net negative adjustment of $7.3 million for the six months ended June 30, 2019.The lower revaluation amount for the second quarter and first half of 2020 as compared to the corresponding period of 2019 was primarily a result of improving market conditions.

Net Gains on Sale of Loans: For the three months ended June 30, 2020, net gains on sales of loans increased $4.7 million, or 77.8%, compared to the three months ended June 30, 2019. For the three months ended June 30, 2020, the volume of guaranteed loans sold increased $83.0 million, or 115.4%, to $155.0 million from $71.9 million for the three months ended June 30, 2019.  For the six months ended June 30, 2020, net gains on sales of loans increased $11.6 million, or 113.5%, compared to the six months ended June 30, 2019. For the six months ended June 30, 2020, the volume of guaranteed loans sold increased $182.4 million, or 135.2%, to $317.3 million from $134.9 million for the six months ended June 30, 2019.  The average net gain on guaranteed loan sales decreased from $80.1 thousand to $66.8 thousand, per million sold, in the second quarters of 2019 and 2020, respectively, and decreased from $71.3 thousand to $65.2 thousand, per million sold, in the first half of 2019 and 2020, respectively.  With this overall decrease in market value due to loan sales earlier in the second quarter combined with the mix of loan sales, the increase in net gains on sales of loans in the second quarter and second half of 2020 is due to a higher volume of loans sold.  Secondary market values continued to recover as the second quarter of 2020 progressed.  The volume of sales in the first quarter of 2020 was heightened to strengthen the Company’s capital and liquidity profile in light of uncertain market conditions while the second quarter of 2020 sales volume is in-line with the Company’s balance sheet strategy.  Also enhancing the increase in net gains on sale of loans in the second quarter of 2020 are $1.1 million in decreased losses from fair value changes in exchange-traded interest rate futures contracts.  This decrease in volatility of exchange-traded interest rate futures contracts was the product of the Company preemptively exiting such contracts in the first quarter.

Net (Loss) Gain on Loans Accounted for Under the Fair Value Option:  For the three months ended June 30, 2020, the net loss on loans accounted for under the fair value option increased $3.9 million, or 139.0%, compared to the three months ended June 30, 2019.  For the six months ended June 30, 2020, the net loss on loans accounted for under the fair value option increased $16.6 million, or 340.6%, compared to the six months ended June 30, 2019.  The carrying amount of loans accounted for under the fair value option at June 30, 2020 and 2019 was $866.7 million ($32.1 million classified as held for sale and $834.6 million classified as held for investment) and $865.7 million ($26.6 million classified as held for sale and $839.1 million classified as held for investment), respectively, an increase of $990 thousand, or 0.1%.  The first half of 2020 net loss on loans accounted for under the fair value option was estimated to be approximately $9.7 million related to the severity of ongoing developments of the COVID-19 pandemic.  The magnitude of COVID-19 related impacts on loan fair value adjustments in the second quarter of 2020 was dampened by improving market conditions for unguaranteed loans.

Noninterest Expense

Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2020/2019 Increase (Decrease)
	2020	2019	Amount	Percent
Noninterest expense
Salaries and employee benefits	$30,782	$21,990	$8,792	39.98%
Non-staff expenses:
Travel expense	364	1,541	(1,177)	(76.38)
Professional services expense	1,385	1,621	(236)	(14.56)
Advertising and marketing expense	624	1,665	(1,041)	(62.52)
Occupancy expense	1,955	1,848	107	5.79
Data processing expense	2,764	1,947	817	41.96
Equipment expense	4,652	4,239	413	9.74
Other loan origination and maintenance expense	2,492	1,708	784	45.90
Renewable energy tax credit investment impairment	—	602	(602)	(100.00)
FDIC insurance	1,721	699	1,022	146.21
Other expense	1,361	1,716	(355)	(20.69)
Total non-staff expenses	17,318	17,586	(268)	(1.52)
Total noninterest expense	$48,100	$39,576	$8,524	21.54%

	Six Months Ended June 30,		2020/2019 Increase (Decrease)
	2020	2019	Amount	Percent
Noninterest expense
Salaries and employee benefits	$58,845	$43,845	$15,000	34.21%
Non-staff expenses:
Travel expense	2,145	2,741	(596)	(21.74)
Professional services expense	3,322	3,803	(481)	(12.65)
Advertising and marketing expense	1,985	3,029	(1,044)	(34.47)
Occupancy expense	4,376	3,457	919	26.58
Data processing expense	5,921	4,346	1,575	36.24
Equipment expense	9,287	7,564	1,723	22.78
Other loan origination and maintenance expense	4,948	3,347	1,601	47.83
Renewable energy tax credit investment impairment	—	602	(602)	(100.00)
FDIC insurance	3,231	1,334	1,897	142.20
Other expense	3,531	3,709	(178)	(4.80)
Total non-staff expenses	38,746	33,932	4,814	14.19
Total noninterest expense	$97,591	$77,777	$19,814	25.48%

Total noninterest expense for the three and six months ended June 30, 2020 increased $8.5 million, or 21.5%, and $19.8 million, or 25.5%, respectively, compared to the same periods in 2019. The increase in noninterest expense was largely driven by salaries and employee benefits.  Changes in various components of noninterest expense are discussed below.

Salaries and employee benefits: Total personnel expense for the three and six months ended June 30, 2020 increased by $8.8 million, or 40.0%, and $15.0 million, or 34.2%, respectively, compared to the same periods in 2019.  While personnel expense is carefully managed, this increase is principally due to the Company’s commitment to and investment in its workforce to support growth and a variety of initiatives combined with $7.2 million in expense for a performance bonus pool that was available to all employees other than executive officers. Total full-time equivalent employees increased from 531 at June 30, 2019 to 640 at June 30, 2020.  Salaries and employee benefits expense included $3.3 million and $6.2 million of stock-based compensation for the three and six months ended June 30, 2020, respectively, compared to $2.9 million and $5.8 million for the three and six months ended June 30, 2019, respectively.  Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.

Data processing expense: Total data processing expense for the three and six months ended June 30, 2020 increased by $817 thousand, or 42.0%, and $1.6 million, or 36.2%, respectively, compared to the same periods in 2019.  The increase was predominantly driven by third party costs incurred in internal software development and with additional software subscriptions  to help maximize operational efficiencies.

Equipment expense:  For the three and six months ended June 30, 2020, equipment expense increased $413 thousand, or 9.7%, and $1.7 million, or 22.8%, respectively, compared to the same periods in 2019.  Primary factors contributing to this increase were the depreciation of technology and infrastructure investments to support the Company’s growth initiatives.

Other loan origination and maintenance expense:  For the three and six months ended June 30, 2020, other loan origination and maintenance expense increased $784 thousand, or 45.9%, and $1.6 million, or 47.8%, respectively, compared to the same periods in 2019 due to increased levels of SBA loans.

FDIC insurance:  For the three and six months ended June 30, 2020, FDIC insurance increased $1.0 million, or 146.2%, and $1.9 million, or 142.2%, respectively, compared to the same periods in 2019 due to higher required premiums.

Travel & Advertising and marketing expenses:  For the three and six months ended June 30, 2020, travel & advertising and marketing expenses in aggregate decreased $2.2 million, or 69.2%, and $1.6 million, or 28.4%, respectively.  This decrease was the result of certain activities being paused due to the impact of COVID-19.

Income Tax Expense

For the three months ended June 30, 2020, income tax expense increased by $812 thousand compared to the same period in 2019, and the Company’s effective tax rates were 28.1% and 11.8%, respectively.  The increase in the second quarter of 2020 over the second quarter of 2019 is primarily due to the absence of expected tax credits during 2020.

For the six months ended June 30, 2020, the Company had an income tax benefit of $(6.3) million with an effective tax rate of (62.2)% while the first half of 2019 had income tax expense of $979 thousand with an effective tax rate of 11.8%.  The negative effective tax rate during the first half of 2020 was a result of a discrete, estimated income tax benefit of $3.7 million related to the enactment of the CARES Act on March 27, 2020.  The CARES Act allows taxpayers to carryback certain net operating losses to each of the five taxable years preceding the taxable year of such losses.  As a result, the Company will be allowed to carryback its 2018 net operating loss which had been utilized and measured under the prior law using a 21% corporate income tax rate to pre-2018 taxable years during which the corporate income tax rate was 35%.  The remaining income tax benefit in the first half of 2020 was predominantly driven by the Company’s overall net pretax loss.  Based upon current projections, the effective tax rate for the remainder of 2020 is expected to be approximately 26.0% to 28.0%; however, there can be no assurance as to the actual amount because it will be dependent upon the nature and amount of future income and expenses, investments generating investment tax credits and transactions with discrete tax effects.

Discussion and Analysis of Financial Condition

June 30, 2020 vs. December 31, 2019

Total assets at June 30, 2020 were $8.21 billion, an increase of $3.40 billion, or 70.6%, compared to total assets of $4.81 billion at December 31, 2019. The growth in total assets was principally driven by the following:

•

Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, increased $1.13 billion as a product of increased levels of borrowings, deposits and loan sales arising from strategically heightened levels of liquidity related to COVID-19 risks and uncertainties and funding for PPP loans originated in the second quarter;

•

Increased investment securities available-for-sale of $239.7 million.  This increase in investment securities was due to availability of excess surplus liquidity, discussed above related to pandemic readiness, accelerating 2020 investment growth in accordance with the Company’s asset-liability and liquidity management plan; and

•	Growth in loans and leases held for sale and held for investment of $2.03 billion resulting from strong origination activity in the first half of 2020, largely comprised of $1.74 billion in PPP loans.

Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, was $1.35 billion at June 30, 2020, an increase of $1.13 billion, or 508.9%, compared to $221.4 million at December 31, 2019.  As mentioned above, this increase reflects the impact of strategically heightened levels of liquidity related to COVID-19 risks and uncertainties and funding for PPP loans during the second quarter.

Total investment securities increased $239.7 million during the first six months of 2020, from $540.0 million at December 31, 2019, to $779.8 million at June 30, 2020, an increase of 44.4%.  The Company increased its investment securities position during the first half of 2020 largely as a part of improving returns on excess liquidity and meeting annual investment asset-liability plans, as discussed above.  At June 30, 2020, the investment portfolio was comprised of U.S. treasury, U.S. government agency, U.S. government- sponsored entity mortgage-backed securities and municipal bonds.

Loans and leases held for investment increased $2.02 billion, or 77.0%, during the first six months of 2020, from $2.63 billion at December 31, 2019, to $4.65 billion at June 30, 2020. The increase was primarily the result of $1.74 billion in PPP loan originations combined with $930.8 million in other loan originations in the first half of 2020.

Premises and equipment, net, decreased $10.0 million, or 3.6%, during the first six months of 2020 which was primarily driven by increased levels of depreciation of facilities and infrastructure to accommodate Company growth and solar panels to meet leasing obligations in prior periods.

Other assets increased $23.8 million, or 15.3%, from $156.1 million at December 31, 2019 to $180.0 million at June 30, 2020.  This increase was due to a variety of items, principally comprised of a $7.7 million increase in accrued interest receivable driven by higher levels of interest earning assets combined with $4.6 million in increased receivables from the SBA for guarantee recoveries, $4.1 million in new intangibles added as a result of the acquisition of Jolley Asset Management, LLC (as discussed more fully in Note 1. Basis of Presentation under the subheading Business Combination), $2.5 million in additional receivables for co-developed technology PPP loan processing services and $2.3 million in capitalized software development and implementation costs.

Total deposits were $5.87 billion at June 30, 2020, an increase of $1.65 billion, or 38.9%, from $4.23 billion at December 31, 2019. The increase in deposits was largely driven by the planned origination of PPP loans and following the defensive strategy to build liquidity during the first quarter of 2020 due to the uncertainty of the effects of COVID-19.

Borrowings increased to $1.72 billion at June 30, 2020 from $14 thousand at December 31, 2019.  This increase was related to $1.72 billion in new borrowings through the PPPLF in the second quarter of 2020. These PPPLF borrowings were used to help fund PPP loans and complement the defensive strategy to build liquidity which commenced in the first quarter of 2020 due to the uncertainty of the effects of COVID-19.

Shareholders’ equity at June 30, 2020 was $548.4 million as compared to $532.4 million at December 31, 2019. The book value per share was $13.53 at June 30, 2020 compared to $13.20 at December 31, 2019. Average equity to average assets was 9.2% for the six months ended June 30, 2020 compared to 12.2% for the year ended December 31, 2019. The increase in shareholders’ equity was principally the result of other comprehensive income of $13.6 million and stock-based compensation expense of $6.2 million, partially offset by a net loss of $3.8 million and $2.4 million in dividends.

During the first half of 2020, 200,000 shares of Class B common stock (non-voting) were converted to Class A common stock (voting) under a private sale. The conversion decreased the value of Class B common stock (non-voting) and increased the value of Class A common stock (voting) by $2.1 million.

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

Total nonperforming assets and troubled debt restructurings, including loans measured at fair value, at June 30, 2020 were $134.3 million, which represented a $23.2 million, or 20.9%, increase from December 31, 2019. These nonperforming assets, at June 30, 2020 were comprised of $90.1 million in nonaccrual loans and leases and $5.7 million in foreclosed assets. Of the $134.3 million of nonperforming assets and TDRs, $100.9 million carried an SBA guarantee, leaving an unguaranteed exposure of $33.4 million in total nonperforming assets and TDRs at June 30, 2020. This represents an increase of $6.2 million, or 22.8%, from an unguaranteed exposure of $27.2 million at December 31, 2019.

The following table provides information with respect to nonperforming assets and troubled debt restructurings, excluding loans measured at fair value, at the dates indicated.

	June 30, 2020 (1)	December 31, 2019 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$40,275	$21,937
Total accruing loans and leases past due 90 days or more	—	—
Foreclosed assets	5,660	5,612
Total troubled debt restructurings	26,781	16,566
Less nonaccrual troubled debt restructurings	(7,477)	(2,225)
Total performing troubled debt restructurings	19,304	14,341
Total nonperforming assets and troubled debt restructurings	$65,239	$41,890
Total nonperforming loans and leases to total loans and leases held for investment	1.06%	1.22%
Total nonperforming loans and leases to total assets	0.55%	0.55%
Total nonperforming assets and troubled debt restructurings to total assets	0.89%	1.05%

	June 30, 2020 (1)	December 31, 2019 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the SBA (all on nonaccrual)	$27,153	$14,713
Total accruing loans and leases past due 90 days or more guaranteed by the SBA	—	—
Foreclosed assets guaranteed by the SBA	4,461	4,492
Total troubled debt restructurings guaranteed by the SBA	18,147	10,845
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(4,117)	(385)
Total performing troubled debt restructurings guaranteed by SBA	14,030	10,460
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$45,644	$29,665
Total nonperforming loans and leases not guaranteed by the SBA to total loans and leases held for investment	0.34%	0.40%
Total nonperforming loans and leases not guaranteed by the SBA to total assets	0.18%	0.18%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets	0.27%	0.31%

(1)	Excludes loans measured at fair value.

Nonperforming assets and TDRs, excluding loans measured at fair value, at June 30, 2020 were $65.2 million, which represented a $23.3 million, or 55.7%, increase from December 31, 2019. These nonperforming assets, at June 30, 2020 were comprised of $40.3 million in nonaccrual loans and leases and $5.7 million in foreclosed assets. Of the $65.2 million of nonperforming assets and TDRs, $45.6 million carried an SBA guarantee, leaving an unguaranteed exposure of $19.6 million in total nonperforming assets and TDRs at June 30, 2020. This represents an increase of $7.4 million, or 60.3%, from an unguaranteed exposure of $12.2 million at December 31, 2019.

See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.

As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 8.1% at June 30, 2020, compared to 4.4% at December 31, 2019. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at June 30, 2020 and December 31, 2019 were 2.6% and 1.5%, respectively.

As of June 30, 2020, and December 31, 2019, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $146.9 million and $129.1 million, respectively.  The following is a discussion of these loans and leases.  Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases.  At June 30, 2020, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $79.0 million resulting in unguaranteed exposure risk of $68.0 million, or 4.9% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2019 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $65.8 million resulting in unguaranteed exposure risk of $63.3 million, or 5.4% of total held for investment unguaranteed exposure carried at historical cost. As of June 30, 2020, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Healthcare at 20.8%, Wine and Craft Beverage at 15.1%, Hotels at 13.0%, Entertainment Centers at 9.6%, Veterinary at 9.2%, Self Storage at 5.8% and Educational Services at 5.0%.  As of December 31, 2019, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Healthcare at 20.8%, Hotels at 14.7%, Wine and Craft Beverage at 14.3%, Self Storage at 8.4%, Veterinary at 7.1%, Government Contracting at 6.1%, and Educational Services at 5.7%.  Other than Hotels and Government Contracting which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division. Two previously impaired Government Contracting relationships were charged off in the first half of 2020 which resulted in a reduction in impaired loans for this vertical.  The majority of the increase in potential problem and classified loans and leases was comprised of a relatively small number of borrowers largely concentrated in the Company’s more mature verticals.  Furthermore, the Company believes that its underwriting and credit quality standards have continued to tighten with emphasis on new production in pandemic resilient verticals and increased monitoring of existing loans in pandemic susceptible verticals as the impacts and uncertainties COVID-19 continue to evolve.   With this emphasis, systemic issues which began to emerge during the latter part of 2019 related to higher than expected levels of competition in the Wine and Craft Beverage and Entertainment Center verticals combined with pandemic susceptibility continue to contribute to the increase in criticized and classified loans and leases.

The Bank does not classify loans and leases that experience insignificant payment delays and payment shortfalls as impaired. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less, unless the borrower was not past due at the time of a modification as a part of a COVID-19 assistance program.  In such instances this time period could extend to a period of three months or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. In all cases, credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term. To date, the only types of short-term modifications the Bank has given are payment deferral and interest only extensions. The Bank does not typically alter the rate or lengthen the amortization of the note due to insignificant payment delays. Short term modifications are not classified as TDRs, because they do not meet the definition set by the applicable accounting standards and the Federal Deposit Insurance Corporation.

Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted.  Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. At June 30, 2020, and December 31, 2019, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $94.4 million and $89.5 million, respectively. The increase in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during the first half of 2020 was principally confined to five verticals: Entertainment Centers  ($9.2 million or 187.7%), Senior Care ($4.0 million or 82.6%), Healthcare ($4.0 million or 81.5%), Veterinary ($3.6 million or 74.2%), General Lending Solutions ($1.4 million or 29.4%), and Funeral Home & Cemetery ($1.1 million or 21.9%).  Largely offsetting the increase in the above Risk Grade 5 loans and leases were decreases in Hotels ($10.5 million or 213.3%) Government Contracting ($3.8 million or 78.4%) and Self Storage ($2.1 million or 43.3%). Other than Hotels and Government Contracting which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division. The decrease in Hotels was due to two relationships moving to risk grade 6 (substandard) while the decrease in Government Contracting was due to loan paydowns which moved loans back to pass grades, and the decrease in Self Storage was due to one relationship being upgraded to a risk grade 4 (acceptable).  At June 30, 2020, approximately 100.0% of loans and leases classified as Risk Grade 5 are performing with no current payments past due more than 30 days.  While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio. In conjunction with this, management believes that volumes of delinquencies may be not be an accurate depiction of the borrower’s repayment abilities under the current pandemic induced circumstances due to payments being made by the SBA on behalf of borrower with loans under its programs.  This payment assistance commenced in the first quarter and will continue for six months.

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

The ACL of $28.2 million at December 31, 2019 increased by $15.8 million, or 56.1%, to $44.1 million at June 30, 2020. The ACL, as a percentage of loans and leases held for investment at historical cost amounted to 1.2% at June 30, 2020 and 1.6% at December 31, 2019. Excluding PPP loans and related reserves, the ACL, as a percentage of loans and leases held for investment at historical cost amounted to 2.0% at June 30, 2020.  As mentioned earlier, the Company adopted the new CECL standard effective January 1, 2020.  Upon adoption, the Company recorded a $1.3 million decrease in the ACL.  In implementing CECL, the Company accordingly determined to use forecasted levels of unemployment as a primary economic variable in forecasting future expected losses.  Based upon the severity of ongoing developments resulting from the COVID-19 pandemic, the Company’s allowance for credit losses on loans and leases increased significantly, combined with the effects of the above discussed increased levels of criticized and classified loans and leases and charge-offs, as addressed more fully in the Provision for Loan and Lease Credit Losses section of Results of Operations.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have decreased by $8.5 million since December 31, 2019.  This decrease was due to monthly payments being made by SBA for our SBA 7(a) borrowers. Total loans and leases 90 or more days past due increased $6.6 million, or 17.0%, compared to December 31, 2019.  The increase was the result of a $6.9 million increase in the guaranteed portion of past due loans compared to December 31, 2019.  At June 30, 2020 and December 31, 2019, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 0.9% and 1.7%, respectively.  Total unguaranteed loans and leases past due were comprised of $9.4 million carried at historical cost, an increase of $1.4 million, and $4.1 million measured at fair value, a decrease of $7.6 million as of June 30, 2020 compared to December 31, 2019.  Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $44.1 million at June 30, 2020 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid, including but not limited to factors related to the above mentioned SBA delinquency effect and pandemic-susceptible verticals. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Notes to the Unaudited Condensed Consolidated Financial Statements in this report.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At June 30, 2020, the total amount of these four items was $3.28 billion, or 40.0% of total assets, an increase of $2.09 billion from $1.19 billion, or 24.8% of total assets, at December 31, 2019.

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

At June 30, 2020, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $779.8 million available as lendable collateral.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of June 30, 2020. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual Obligations
Deposits without stated maturity	$2,247,774	$2,247,774	$—	$—	$—
Time deposits	3,625,518	2,396,055	812,146	340,346	76,971
Borrowings	1,721,029	5,004	1,716,025	—	—
Operating lease obligations	3,753	736	1,430	363	1,224
Total	$7,598,074	$4,649,569	$2,529,601	$340,709	$78,195

As of June 30, 2020, and December 31, 2019, the Company had unfunded commitments to provide capital contributions for on-balance sheet investments in the amount of $16.8 million and $16.9 million, respectively.

Asset/Liability Management and Interest Rate Sensitivity

One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps. As of June 30, 2020, the balance sheet’s total cumulative gap position was slightly liability-sensitive at -1.5%. The shift to liability-sensitive versus the prior quarter asset-sensitive position is primarily due to the variable, short-term funding added in early in the second quarter of 2020 to provide initial funding for the Payroll Protection Program fixed rate loans.

The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, nor growth. Therefore, management uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios to measure interest rate risk more accurately.  As of June 30, 2020, the Company’s interest rate risk profile under the earnings simulation model method remains asset-sensitive. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk by match funding assets and liabilities with similar rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.

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

Capital amounts and ratios as of June 30, 2020 and December 31, 2019, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - June 30, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$498,283	12.84%	$174,660	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$542,984	13.99%	$310,506	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$498,283	12.84%	$232,879	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$498,283	7.96%	$250,488	4.00%	N/A	N/A
Bank - June 30, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$453,473	11.85%	$172,243	4.50%	$248,795	6.50%
Total Capital (to Risk-Weighted Assets)	$498,174	13.02%	$306,210	8.00%	$382,762	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$453,473	11.85%	$229,657	6.00%	$306,210	8.00%
Tier 1 Capital (to Average Assets)	$453,473	7.30%	$248,462	4.00%	$310,577	5.00%
Consolidated - December 31, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)	$499,513	14.90%	$150,927	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$527,747	15.74%	$268,315	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$499,513	14.90%	$201,236	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$499,513	10.65%	$187,582	4.00%	N/A	N/A
Bank - December 31, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)	$451,807	13.66%	$148,950	4.50%	$215,150	6.50%
Total Capital (to Risk-Weighted Assets)	$480,040	14.51%	$264,800	8.00%	$331,000	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$451,807	13.66%	$198,600	6.00%	$264,800	8.00%
Tier 1 Capital (to Average Assets)	$451,807	9.68%	$186,627	4.00%	$233,283	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2020, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2020, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

During the three months ended June 30, 2020, the Company implemented new processes and controls related to the origination of loans through the SBA’s Paycheck Protection Program.  As a part of the Company’s PPP efforts in the second quarter, a new loan accounting system was implemented and utilized as the system of record for PPP loans.  The Company will continue to monitor and evaluate internal controls over financial reporting as it relates to the PPP portfolio and this new loan system.

Except as related to the adoption of ASU 2016‑13 and the loan accounting system for PPP loans, there were no changes in the Company’s internal control over financial reporting during the three and six month periods ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three months ended June 30, 2020, any pending legal proceedings other than nonmaterial proceedings occurring in the ordinary course of business.

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

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have had a significant negative impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to historically high unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our operations and the operations of our borrowers, customers, and business partners. For example, as a result of the significant uncertainty due to the COVID-19 pandemic we realized a substantial build in our allowance for credit losses for the first half of 2020. We could also experience declining values of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital. A number of factors impacting us or our borrowers, customers or business partners could materially adversely affect our business, results of operations, and financial condition, including but not limited to:

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

Federal, state and local governmental authorities have enacted, and may enact in the future, legislation, regulations, and protocols in response to the COVID-19 pandemic, including governmental programs intended to provide economic relief to businesses and individuals. Our participation in and execution of any such programs may cause operational, compliance, reputational, and credit risks, which could result in litigation, governmental action or other forms of loss.  There remains significant uncertainty regarding the measures that authorities will enact in the future and the ultimate impact of the legislation, regulations, and protocols that have been and will be enacted.  For example, the CARES Act temporarily added a new program titled the Paycheck Protection Program (the “PPP”) to the SBA’s 7(a) loan program.  The PPP is intended to provide economic relief to small businesses nationwide.  Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  Since the PPP launched on April 3, 2020, we have been an active participant in the program originating a substantial number and principal amount of PPP loans.  Rules and guidance regarding the PPP were not readily available at the start of the program, and the SBA and other government agencies continue to release additional rules and guidance that change or update the requirements and expectations of the regulatory agencies administering the PPP and regulating participating lenders.  As of the date of this report, there remains some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, with a number of important aspects of the PPP where regulatory agencies have not provided adequate guidance, particularly with respect to process, procedures and criteria for forgiveness of PPP loans.  Banks participating in the PPP have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and regarding claims for fees to be paid to purported agents and other third parties, and we are exposed to the risk of litigation regarding the PPP. If any such litigation is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome.  We also face credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

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

The extent to which the COVID-19 outbreak impacts our business, results of operations, and financial condition will depend on future developments that are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business, financial condition, and results of operations and prospects as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity, and any recession that has occurred or may occur in the future. For more information on the impacts of COVID-19 on our business, results of operations and financial condition, see “Recent Developments” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2020, the Company issued 89,927 shares of voting common stock to the members of Jolley Asset Management, LLC ("JAM"), pursuant to the acquisition of all of the outstanding membership interests of JAM. These shares were exempt from registration under the Securities Act of 1933, or the Securities Act, because they were issued in a private placement under Section 4(a)(2) of the Securities Act.

On March 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $20,000,000 in shares of the Company’s voting common stock from time to time through December 31, 2020 (the “Repurchase Program”). The Repurchase Program enables the Company to acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the repurchase program will be subject to various factors, including the Company’s capital and liquidity positions, regulatory and accounting considerations, the Company’s financial and operational performance, alternative uses of capital, the trading price of the Company’s common stock, and market conditions. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time.  As of June 30, 2020, the Company had not made any purchases of shares under the Repurchase Program.

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

10.1	Form of 2020 RSU Award Agreement for non-employee directors* #
10.2.1	Amendment to Software Service Agreement dated April 1, 2020, between Live Oak Banking Company and nCino, Inc.*
10.2.2	Amendment to Software Service Agreement dated April 5, 2020, between Live Oak Banking Company and nCino, Inc.*
10.2.3	Amendment to Software Service Agreement dated April 24, 2020, between Live Oak Banking Company and nCino, Inc.*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: August 5, 2020	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer