Form 10-Q
period 2020-09-30
Live Oak Bancshares, Inc.
filed 2020-11-04
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

As of November 3, 2020, there were 38,176,869 shares of the registrant’s voting common stock outstanding and 2,465,531 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2020 (unaudited) and December 31, 2019*

(Dollars in thousands)

	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$608,826	$124,610
Federal funds sold	25,924	96,787
Certificates of deposit with other banks	7,250	7,250
Investment securities available-for-sale	765,777	540,045
Loans held for sale (includes $30,443 and $16,198 measured at fair value, respectively)	1,190,200	966,447
Loans and leases held for investment (includes $845,747 and $824,520 measured at fair value, respectively)	5,037,199	2,627,286
Allowance for credit losses on loans and leases	(44,210)	(28,234)
Net loans and leases	4,992,989	2,599,052
Premises and equipment, net	253,737	279,099
Foreclosed assets	3,264	5,612
Servicing assets	37,831	35,365
Operating lease right-of-use assets	2,697	2,427
Other assets	204,886	156,134
Total assets	$8,093,381	$4,812,828
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$58,771	$51,965
Interest-bearing	5,647,273	4,175,015
Total deposits	5,706,044	4,226,980
Borrowings	1,747,083	14
Operating lease liabilities	2,931	2,619
Other liabilities	53,159	50,829
Total liabilities	7,509,217	4,280,442
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 38,110,451 and 37,401,443 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	325,753	309,526
Class B common stock, no par value, 10,000,000 shares authorized, 2,465,531 and 2,915,531 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	26,106	30,871
Retained earnings	207,400	180,265
Accumulated other comprehensive income	24,905	11,724
Total shareholders’ equity	584,164	532,386
Total liabilities and shareholders’ equity	$8,093,381	$4,812,828

*	Derived from audited consolidated financial statements.

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Income

For the three and nine months ended September 30, 2020 and 2019 (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income
Loans and fees on loans	$70,621	$55,939	$191,604	$150,819
Investment securities, taxable	4,123	4,001	11,671	11,434
Other interest earning assets	334	1,167	2,093	3,914
Total interest income	75,078	61,107	205,368	166,167
Interest expense
Deposits	22,155	23,576	70,531	64,096
Borrowings	1,560	—	2,415	—
Total interest expense	23,715	23,576	72,946	64,096
Net interest income	51,363	37,531	132,422	102,071
Provision for loan and lease credit losses	10,274	3,960	32,024	10,403
Net interest income after provision for loan and lease credit losses	41,089	33,571	100,398	91,668
Noninterest income
Loan servicing revenue	6,803	6,831	19,916	21,304
Loan servicing asset revaluation	2,061	(5,161)	(4,202)	(12,446)
Net gains on sales of loans	12,690	7,425	34,497	17,638
Net gain (loss) on loans accounted for under the fair value option	3,403	1,102	(8,324)	5,976
Equity method investments income (loss)	(1,231)	(2,370)	(5,952)	(6,120)
Equity security investments gains (losses), net	14,705	3,343	14,802	3,478
Gain on sale of investment securities available-for-sale, net	1,225	87	1,880	92
Lease income	2,634	2,361	7,893	7,055
Management fee income	1,296	95	4,146	186
Construction supervision fee income	1,365	360	2,439	1,525
Other noninterest income	2,093	1,355	8,102	4,706
Total noninterest income	47,044	15,428	75,197	43,394
Noninterest expense
Salaries and employee benefits	24,203	22,717	83,048	66,562
Travel expense	250	1,934	2,395	4,675
Professional services expense	1,346	2,073	4,668	5,876
Advertising and marketing expense	552	1,277	2,537	4,306
Occupancy expense	2,079	2,131	6,455	5,588
Data processing expense	3,009	3,072	8,930	7,418
Equipment expense	4,314	4,361	13,601	11,925
Other loan origination and maintenance expense	2,669	3,535	7,617	6,882
Renewable energy tax credit investment impairment	—	—	—	602
FDIC insurance	2,095	101	5,326	1,435
Other expense	2,133	1,536	5,664	5,245
Total noninterest expense	42,650	42,737	140,241	120,514
Income before taxes	45,483	6,262	35,354	14,548
Income tax expense	11,703	2,367	5,399	3,346
Net income	$33,780	$3,895	$29,955	$11,202
Basic earnings per share	$0.83	$0.10	$0.74	$0.28
Diluted earnings per share	$0.81	$0.09	$0.73	$0.27

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2020 and 2019 (unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$33,780	$3,895	$29,955	$11,202
Other comprehensive (loss) income before tax:
Net unrealized gain on investment securities arising during the period	701	4,528	19,223	23,683
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	(1,225)	(87)	(1,880)	(92)
Other comprehensive (loss) income before tax	(524)	4,441	17,343	23,591
Income tax benefit (expense)	126	(1,066)	(4,162)	(5,662)
Other comprehensive (loss) income, net of tax	(398)	3,375	13,181	17,929
Total comprehensive income	$33,382	$7,270	$43,136	$29,131

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2020 and 2019 (unaudited)

(Dollars in thousands)

	Three Months Ended
	Common stock				Accumulated other
	Shares			Retained	comprehensive	Total
	Class A	Class B	Amount	earnings	income	equity
Balance at June 30, 2020	37,810,101	2,715,531	$348,295	$174,837	$25,303	$548,435
Net income	—	—	—	33,780	—	33,780
Other comprehensive loss	—	—	—	—	(398)	(398)
Issuance of restricted stock	13,057	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(126)	—	—	(126)
Employee stock purchase program	14,092	—	288	—	—	288
Stock option exercises	23,201	—	147	—	—	147
Stock option based compensation expense	—	—	461	—	—	461
Restricted stock expense	—	—	2,794	—	—	2,794
Non-voting common stock converted to voting common stock in private sale	250,000	(250,000)	—	—	—	—
Cash dividends ($0.03 per share)	—	—	—	(1,217)	—	(1,217)
Balance at September 30, 2020	38,110,451	2,465,531	$351,859	$207,400	$24,905	$584,164

Balance at June 30, 2019	35,577,386	4,643,530	$334,155	$171,954	$12,877	$518,986
Net income	—	—	—	3,895	—	3,895
Other comprehensive income	—	—	—	—	3,375	3,375
Issuance of restricted stock	18,891	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(142)	—	—	(142)
Employee stock purchase program	15,434	—	255	—	—	255
Stock option exercises	17,667	—	115	—	—	115
Stock option based compensation expense	—	—	440	—	—	440
Restricted stock expense	—	—	2,503	—	—	2,503
Non-voting common stock converted to voting common stock in private sale	827,999	(827,999)	—	—	—	—
Cash dividends ($0.03 per share)	—	—	—	(1,208)	—	(1,208)
Balance at September 30, 2019	36,457,377	3,815,531	$337,326	$174,641	$16,252	$528,219

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)

For the three and nine months ended September 30, 2020 and 2019 (unaudited)

(Dollars in thousands)

	Nine Months Ended
	Common stock				Accumulated other
	Shares			Retained	comprehensive	Total
	Class A	Class B	Amount	earnings	income (loss)	equity
Balance at December 31, 2019	37,401,443	2,915,531	$340,397	$180,265	$11,724	$532,386
Net income	—	—	—	29,955	—	29,955
Other comprehensive income	—	—	—	—	13,181	13,181
Issuance of restricted stock	42,446	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(235)	—	—	(235)
Employee stock purchase program	39,253	—	520	—	—	520
Stock option exercises	87,382	—	553	—	—	553
Stock option based compensation expense	—	—	1,233	—	—	1,233
Restricted stock expense	—	—	8,269	—	—	8,269
Issuance of common stock in connection with acquisition of wholly-owned subsidiary	89,927	—	1,122	—	—	1,122
Non-voting common stock converted to voting common stock in private sale	450,000	(450,000)	—	—	—	—
Cumulative effect of accounting change for Accounting Standards Update 2016-13	—	—	—	822	—	822
Cash dividends ($0.09 per share)	—	—	—	(3,642)	—	(3,642)
Balance at September 30, 2020	38,110,451	2,465,531	$351,859	$207,400	$24,905	$584,164

Balance at December 31, 2018	35,512,262	4,643,530	$328,113	$167,124	$(1,677)	$493,560
Net income	—	—	—	11,202	—	11,202
Other comprehensive income	—	—	—	—	17,929	17,929
Issuance of restricted stock	40,377	—	—	—	—	—
Withholding cash issued in lieu of restricted stock issuance	—	—	(228)	—	—	(228)
Employee stock purchase program	29,493	—	437	—	—	437
Stock option exercises	47,246	—	287	—	—	287
Stock option based compensation expense	—	—	1,310	—	—	1,310
Restricted stock expense	—	—	7,407	—	—	7,407
Non-voting common stock converted to voting common stock in private sale	827,999	(827,999)	—	—	—	—
Cumulative effect of accounting change for Accounting Standards Update 2016-02	—	—	—	(66)	—	(66)
Cash dividends ($0.09 per share)	—	—	—	(3,619)	—	(3,619)
Balance at September 30, 2019	36,457,377	3,815,531	$337,326	$174,641	$16,252	$528,219

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019 (unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$29,955	$11,202
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	16,545	14,303
Provision for loan and lease credit losses	32,024	10,403
Amortization of premium on securities, net of accretion	1,778	429
Deferred tax (benefit) expense	(7,535)	533
Originations of loans held for sale	(920,213)	(712,000)
Proceeds from sales of loans held for sale	607,588	310,852
Net gains on sale of loans held for sale	(34,497)	(17,638)
Net (gain) loss on sale of foreclosed assets	(17)	7
Net loss (gain) on loans accounted for under fair value option	8,324	(5,976)
Net (increase) decrease in servicing assets	(2,466)	10,058
Gain on sale of investment securities available-for-sale, net	(1,880)	(92)
Net gain on disposal of long-lived asset	—	(357)
Net loss on disposal of property and equipment	38	109
Impairment on premises and equipment, net	1,019	—
Equity method investments (income) loss	5,952	6,120
Equity security investments (gains) losses, net	(14,802)	(3,478)
Renewable energy tax credit investment impairment	—	602
Stock option based compensation expense	1,233	1,310
Restricted stock expense	8,269	7,407
Stock based compensation expense tax shortfall	(137)	(63)
Changes in assets and liabilities:
Lease right-of-use assets and liabilities, net	42	87
Other assets	(26,626)	9,727
Other liabilities	3,267	1,526
Net cash used by operating activities	(292,139)	(354,929)
Cash flows from investing activities
Purchases of securities available-for-sale	(343,245)	(230,256)
Proceeds from sales, maturities, calls, and principal paydown of securities available-for-sale	134,958	63,205
Proceeds from SBA reimbursement/sale of foreclosed assets	4,283	724
Business combination, net of cash acquired	(895)	—
Loan and lease originations and principal collections, net	(2,311,629)	(394,425)
Proceeds from sale of long-lived asset	—	10,895
Proceeds from sale of premises and equipment	4	—
Purchases of premises and equipment, net	(1,313)	(30,003)
Net cash used by investing activities	(2,517,837)	(579,860)

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

For the nine months ended September 30, 2020 and 2019 (unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities
Net increase in deposits	$1,479,064	$865,028
Proceeds from borrowings	1,808,033	—
Repayment of borrowings	(60,964)	(149)
Stock option exercises	553	287
Employee stock purchase program	520	437
Withholding cash issued in lieu of restricted stock	(235)	(228)
Shareholder dividend distributions	(3,642)	(3,619)
Net cash provided by financing activities	3,223,329	861,756
Net increase (decrease) in cash and cash equivalents	413,353	(73,033)
Cash and cash equivalents, beginning	221,397	319,311
Cash and cash equivalents, ending	$634,750	$246,278

Supplemental disclosures of cash flow information
Interest paid	$71,899	$62,963
Income tax paid (received), net	9,049	(11,092)

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains on available-for-sale securities, net of taxes	$13,181	$17,929
Transfers from loans and leases to foreclosed real estate and other repossessions	2,034	5,058
Net transfers between foreclosed real estate and SBA receivable	116	(281)
Transfer aircraft from premises and equipment, net to held for sale assets	9,069	—
Transfer of loans held for sale to loans and leases held for investment	178,453	225,217
Transfer of loans and leases held for investment to loans held for sale	97,033	35,936
Right-of-use assets obtained in exchange for lessee operating lease liabilities	—	2,241
Accrued premises and equipment additions	—	2,927
Equity method investment commitments	—	16,751
Business combination:
Assets acquired (excluding goodwill)	2,523	—
Liabilities assumed	2,074	—
Goodwill recorded	1,797	—

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

The Company generates revenue primarily from net interest income and secondarily through the origination and sale of government guaranteed loans.  Income from the retention of loans is comprised of interest income.  The Company elects to account for certain loans under the fair value option with interest reported in interest income and changes in fair value reported in the net gain (loss) on loans accounted for under the fair value option line item of the consolidated statements of income.  Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets along with net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan and lease credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.  The Company also has less routinely generated gains and losses arising from its financial technology investments.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

General

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities Exchange Commission on February 27, 2020 (SEC File No. 001-37497) (the "2019 Annual Report"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2019 Annual Report. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's 2019 Annual Report.

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

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.  Current period reclassifications were primarily related to fair value presentation requirements for loans in which the fair value option had previously been elected and included a reclassification of amounts representing the credit component of the fair value discount that was previously reported as a component of the allowance for credit losses on loans and leases to be netted directly against loans and leases held for investment on the Company’s consolidated balance sheet.  Amounts reclassified from the allowance for credit losses on loans and leases to net directly against total loans and leases held for investment was $20.0 million, as of December 31, 2019. In addition, the change in the credit component of the fair value discount was previously reported in the provision for loan and lease credit losses while the change in the liquidity component of the fair value discount was previously reported in the loan servicing asset revaluation in the consolidated statements of income, but both have now been reclassified to net gain (loss) on loans accounted for under the fair value option.  Amounts reclassified from the provision for loan and lease credit losses and the loan servicing asset revaluation to net gain (loss) on loans accounted for under the fair value option were $(3.2) million and $4.3 million, respectively, for the three months ended September 30, 2019, and $(3.0) million and $8.9 million, respectively for the nine months ended September 30, 2019.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The effect of the above discussed reclassifications on the consolidated balance sheet as of December 31, 2019 is reflected in the March 31, 2020 10-Q. The effect on the consolidated statements of income and consolidated statements of cash flows for each period are presented below:

	As Reported	Reclassifications	As Reclassified
Consolidated Statement of Income for the three months ended September 30, 2019
Provision for loan and lease credit losses	$7,160	$(3,200)	$3,960
Net interest income after provision for loan and lease credit losses	30,371	3,200	33,571
Loan servicing asset revaluation	(859)	(4,302)	(5,161)
Net gain (loss) on loans accounted for under the fair value option	—	1,102	1,102
Total noninterest income	18,628	(3,200)	15,428
Net income	3,895	—	3,895

Consolidated Statement of Income for the nine months ended September 30, 2019
Provision for loan and lease credit losses	$13,365	$(2,962)	$10,403
Net interest income after provision for loan and lease credit losses	88,706	2,962	91,668
Loan servicing asset revaluation	(3,508)	(8,938)	(12,446)
Net gain (loss) on loans accounted for under the fair value option	—	5,976	5,976
Total noninterest income	46,356	(2,962)	43,394
Net income	11,202	—	11,202

Consolidated Statement of Cash Flows for the nine months ended September 30, 2019
Provision for loan and lease credit losses	$13,365	$(2,962)	$10,403
Net decrease in servicing assets	10,058	—	10,058
Change in discount on unguaranteed loans	(6,815)	6,815	—
Net loss (gain) on loans accounted for under fair value option	—	(5,976)	(5,976)
Net cash used by operating activities	(352,806)	(2,123)	(354,929)
Loan and lease originations and principal collections, net	(396,548)	2,123	(394,425)
Net cash used by investing activities	(581,983)	2,123	(579,860)

As a result of the increase in number and diversification of the industry verticals that the Company serves, management also made changes effective in the second quarter of 2020 to the loan and lease classes used in the credit quality disclosures in Note 5. Loans and leases are now grouped in one of the following classes (also referred to as divisions): Small Business Banking, Specialty Lending, or Paycheck Protection Program. Small Business Banking includes loans to customers in verticals that generally have traditional loan structures. Specialty Lending includes loans to customers in verticals that generally have atypical ownership structures as well as complex collateral arrangements, underwriting requirements, and servicing needs. Paycheck Protection Program (“PPP”) includes all loans originated under the PPP pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”) economic relief program and carry a 100% government guarantee.  These loan and lease classes were determined based on industry risk characteristics and management’s method for monitoring credit risk and managing those lending divisions. There were no changes to the Company’s portfolio segments.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock

On March 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $20,000,000 in shares of the Company’s voting common stock from time to time through December 31, 2020 (the “Repurchase Program”). The Repurchase Program enables the Company to acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the repurchase program will be subject to various factors, including the Company’s capital and liquidity positions, regulatory and accounting considerations, the Company’s financial and operational performance, alternative uses of capital, the trading price of the Company’s common stock, and market conditions. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time. There were no shares repurchased during the three and nine months ended September 30, 2020.

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

Long-Lived Asset Reclassified to Held for Sale

During the third quarter of 2020, the Company determined to sell one of its aircraft as it looks to modify outreach practices while continuing to support origination activities and the needs of an expanding nationwide customer base.  As a result of this determination, the Company began marketing the aircraft for sale and recorded an impairment of $1.0 million reflected in the three and nine months ended September 30, 2020 condensed consolidated statements of income in the "Other expense" line item. The Company expects the aircraft to sell within one year from the time marketing began.  The carrying amount of the aircraft of $9.1 million is reflected in the September 30, 2020 condensed consolidated balance sheet in the "Other assets" line item. Any gain or loss associated with the sale of the aircraft will be recorded at the time of the sale.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings per share:
Net income	$33,780	$3,895	$29,955	$11,202
Weighted-average basic shares outstanding	40,542,696	40,240,740	40,461,479	40,199,468
Basic earnings per share	$0.83	$0.10	$0.74	$0.28
Diluted earnings per share:
Net income, for diluted earnings per share	$33,780	$3,895	$29,955	$11,202
Total weighted-average basic shares outstanding	40,542,696	40,240,740	40,461,479	40,199,468
Add effect of dilutive stock options and restricted stock grants	1,006,936	872,835	787,387	812,140
Total weighted-average diluted shares outstanding	41,549,632	41,113,575	41,248,866	41,011,608
Diluted earnings per share	$0.81	$0.09	$0.73	$0.27
Anti-dilutive shares	395,582	1,100,645	395,582	1,100,645

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Investment Securities

The carrying amount of investment securities and their approximate fair values are reflected in the following table:

September 30, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
US government agencies	$17,941	$565	$—	$—	$18,506
Mortgage-backed securities	711,794	32,357	576	—	743,575
Municipal bonds	3,272	429	5	—	3,696
Total	$733,007	$33,351	$581	$—	$765,777

December 31, 2019
US treasury securities	$4,988	$27	$—	$—	$5,015
US government agencies	22,444	335	—	—	22,779
Mortgage-backed securities	488,694	15,530	927	—	503,297
Municipal bonds	8,493	469	8	—	8,954
Total	$524,619	$16,361	$935	$—	$540,045

During the three months ended September 30, 2020, one US government agency matured at $2.0 million, one US Treasury note matured at $5.0 million, and five mortgage-backed securities totaling $10.2 million were sold resulting in a net gain of $1.2 million. During the three months ended September 30, 2019, four US government agencies totaling $14.3 million were sold resulting in a net gain of $87 thousand.

During the nine months ended September 30, 2020, two US government agency matured at $4.5 million, one US Treasury note matured at $5.0 million, eighteen mortgage-backed securities totaling $24.4 million were sold resulting in a net gain of $1.3 million, and two municipal bonds totaling $5.2 million were sold resulting in a net gain of $620 thousand. During the nine months ended September 30, 2019, $900 thousand of one municipal bond was sold and four US government agencies totaling $14.3 million were sold resulting in a net gain of $92 thousand.

Accrued interest receivable on available-for-sale securities totaled $2.0 million and $1.6 million at September 30, 2020 and December 31, 2019, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets.

The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$15,004	$553	$2,086	$23	$17,090	$576
Municipal bonds	—	—	95	5	95	5
Total	$15,004	$553	$2,181	$28	$17,185	$581

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$42,835	$460	$36,518	$467	$79,353	$927
Municipal bonds	—	—	92	8	92	8
Total	$42,835	$460	$36,610	$475	$79,445	$935

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

At September 30, 2020, there were three mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and twenty-four mortgage-backed securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2019 were comprised of twenty-two mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and twenty mortgage-backed securities in unrealized loss positions for less than 12 months.

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

All mortgage-backed securities in the Company’s portfolio at September 30, 2020 and December 31, 2019 were backed by U.S. government sponsored enterprises (“GSEs”).

The following is a summary of investment securities by maturity:

	September 30, 2020
	Amortized cost	Fair value
US government agencies
Within one year	$7,500	$7,586
One to five years	7,517	7,812
Five to ten years	2,924	3,108
Total	17,941	18,506
Mortgage-backed securities
One to five years	8,801	9,244
Five to ten years	208,964	227,065
After 10 years	494,029	507,266
Total	711,794	743,575
Municipal bonds
After 10 years	3,272	3,696
Total	3,272	3,696

Total	$733,007	$765,777

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

There were no securities pledged at September 30, 2020 or December 31, 2019.

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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost[1]	Loans Accounted for Under the Fair Value Option[2]	Total Loans and Leases
September 30, 2020
Commercial & Industrial
Small Business Banking	$567,970	$3,306	$8,292	$11,598	$579,568	$309,454	$889,022
Specialty Lending	265,719	—	—	—	265,719	68,770	334,489
Paycheck Protection Program	1,755,012	—	—	—	1,755,012	—	1,755,012
Total	2,588,701	3,306	8,292	11,598	2,600,299	378,224	2,978,523
Construction & Development
Small Business Banking	156,149	—	—	—	156,149	—	156,149
Specialty Lending	72,303	—	3,723	3,723	76,026	—	76,026
Total	228,452	—	3,723	3,723	232,175	—	232,175
Commercial Real Estate
Small Business Banking	924,850	3,525	5,403	8,928	933,778	337,865	1,271,643
Specialty Lending	118,935	—	1,693	1,693	120,628	21,173	141,801
Total	1,043,785	3,525	7,096	10,621	1,054,406	359,038	1,413,444
Commercial Land
Small Business Banking	333,129	—	4,223	4,223	337,352	108,485	445,837
Total	333,129	—	4,223	4,223	337,352	108,485	445,837
Total	$4,194,067	$6,831	$23,334	$30,165	$4,224,232	$845,747	$5,069,979
Net deferred (fees) costs							$(32,780)
Loan and Leases, Net of unearned							$5,037,199

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost[1]	Loans Accounted for Under the Fair Value Option[2]	Total Loans and Leases
December 31, 2019
Commercial & Industrial
Small Business Banking	$374,283	$7,363	$4,577	$11,940	$386,223	$275,269	$661,492
Specialty Lending	166,710	532	776	1,308	168,018	58,044	226,062
Total	540,993	7,895	5,353	13,248	554,241	333,313	887,554
Construction & Development
Small Business Banking	302,470	—	—	—	302,470	—	302,470
Specialty Lending	44,848	—	—	—	44,848	—	44,848
Total	347,318	—	—	—	347,318	—	347,318
Commercial Real Estate
Small Business Banking	525,858	7,210	5,586	12,796	538,654	358,359	897,013
Specialty Lending	121,191	1,849	—	1,849	123,040	27,291	150,331
Total	647,049	9,059	5,586	14,645	661,694	385,650	1,047,344
Commercial Land
Small Business Banking	234,133	—	—	—	234,133	105,557	339,690
Total	234,133	—	—	—	234,133	105,557	339,690
Total	$1,769,493	$16,954	$10,939	$27,893	$1,797,386	$824,520	$2,621,906
Net deferred (fees) costs							$5,380
Loan and Leases, Net of unearned							$2,627,286

1

Total loans and leases include $2.69 billion of U.S. government guaranteed loans as of September 30, 2020, of which $12.3 million is 90 days or more past due, $3.3 million is past due 30-89 days and $2.68 billion are current.  Total loans and leases include $622.6 million of U.S. government guaranteed loans as of December 31, 2019, of which $6.4 million is 90 days or more past due, $13.6 million is past due 30-89 days and $602.6 million are current.

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

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total[1,2]
September 30, 2020
Small Business Banking
Risk Grades 1 - 4	$450,474	$472,888	$332,546	$285,835	$180,376	$69,584	$28,872	$1,091	$1,821,666
Risk Grade 5	8,010	43,236	31,998	30,636	13,745	4,725	1,753	64	134,167
Risk Grades 6 - 8	—	8,128	7,491	13,170	11,452	10,158	442	173	51,014
Total	458,484	524,252	372,035	329,641	205,573	84,467	31,067	1,328	2,006,847
Specialty Lending
Risk Grades 1 - 4	196,462	97,483	43,701	44,238	—	—	48,102	497	430,483
Risk Grade 5	—	—	2,861	13,173	—	—	1,262	—	17,296
Risk Grades 6 - 8	—	—	8,657	—	5,782	—	155	—	14,594
Total	196,462	97,483	55,219	57,411	5,782	—	49,519	497	462,373
Paycheck Protection Program
Risk Grades 1 - 4	1,755,012	—	—	—	—	—	—	—	1,755,012
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	—	—	—	—	—	—	—
Total	1,755,012	—	—	—	—	—	—	—	1,755,012
Total	$2,409,958	$621,735	$427,254	$387,052	$211,355	$84,467	$80,586	$1,825	$4,224,232

Total[1,2]
December 31, 2019
Small Business Banking
Risk Grades 1 - 4	$1,361,220
Risk Grade 5	63,015
Risk Grades 6 - 8	37,249
Total	1,461,484
Specialty Lending
Risk Grades 1 - 4	307,098
Risk Grade 5	26,497
Risk Grades 6 - 8	2,307
Total	335,902
Total	$1,797,386

1

Total loans and leases include $2.69 billion of U.S. government guaranteed loans as of September 30, 2020, segregated by risk grade as follows: Risk Grades 1 – 4 = $2.58 billion, Risk Grade 5 = $84.4 million, Risk Grades 6 – 8 = $34.3 million. As of December 31, 2019, total loans and leases include $622.6 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $556.8 million, Risk Grade 5 = $42.7 million, Risk Grades 6 – 8 = $23.1 million. Total loans and leases exclude loans accounted for under the fair value option.

2	Excludes $845.7 million and $824.5 million of loans accounted for under the fair value option as of September 30, 2020 and December 31, 2019, respectively.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Nonaccrual Loans and Leases

As of September 30, 2020 and December 31, 2019 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three and nine months ended September 30, 2020 and 2019. Nonaccrual loans and leases are generally included in the held for investment portfolio. Accrued interest receivable on loans totaled $31.6 million and $19.8 million at September 30, 2020 and December 31, 2019, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets.

Nonaccrual loans and leases held for investment as of September 30, 2020 and December 31, 2019 are as follows:

September 30, 2020	Loan Balance[1]	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$17,547	$11,706	$5,841	$—
Specialty Lending	—	—	—	—
Total	17,547	11,706	5,841	—
Construction & Development
Specialty Lending	3,723	—	3,723	3,723
Total	3,723	—	3,723	3,723
Commercial Real Estate
Small Business Banking	14,168	6,020	8,148	5,353
Specialty Lending	7,089	5,549	1,540	—
Total	21,257	11,569	9,688	5,353
Commercial Land
Small Business Banking	4,222	3,321	901	32
Total	4,222	3,321	901	32
Total	$46,749	$26,596	$20,153	$9,108

December 31, 2019	Loan Balance[1]	Guaranteed Balance	Unguaranteed Balance
Commercial & Industrial
Small Business Banking	$6,162	$5,399	$763
Specialty Lending	776	157	619
Total	6,938	5,556	1,382
Commercial Real Estate
Small Business Banking	8,245	4,130	4,115
Total	8,245	4,130	4,115
Commercial Land
Small Business Banking	6,756	5,028	1,728
Total	6,756	5,028	1,728
Total	$21,939	$14,714	$7,225
1	Excludes nonaccrual loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of September 30, 2020:

	Total Collateral Dependent Loans			Unguaranteed Portion
September 30, 2020	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$2,468	$9,643	$232	$572	$4,124	$101	$1,361
Total	2,468	9,643	232	572	4,124	101	1,361
Construction & Development
Specialty Lending	3,767	—	—	3,767	—	—	—
Total	3,767	—	—	3,767	—	—	—
Commercial Real Estate
Small Business Banking	11,306	352	331	6,819	96	344	183
Specialty Lending	13,233	—	—	7,684	—	—	6
Total	24,539	352	331	14,503	96	344	189
Commercial Land
Small Business Banking	4,243	—	—	920	—	—	294
Total	4,243	—	—	920	—	—	294
Total	$35,017	$9,995	$563	$19,762	$4,220	$445	$1,844

Allowance for Credit Losses - Loans and Leases

On January 1, 2020, the Company adopted ASC 326.  Upon adoption, the Company maintains the ACL at levels management believes represents the future expected credit losses in the loan and lease portfolios as of the balance sheet date.  See Note 1. Basis of Presentation for additional information around the Company’s methodology for estimating the ACL.  See Note 1. Organization and Summary of Significant Accounting Policies and Note 5. Loans and Leases Held for Investment and Credit Quality in the Company’s 2019 Form 10-K for additional information related to the Company’s methodology for estimating the prior period allowance for credit losses under ASC 310.

The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
September 30, 2020
Beginning Balance	$4,861	$16,097	$21,503	$1,622	$44,083
Charge offs	—	(10,155)	—	—	(10,155)
Recoveries	—	—	8	—	8
Provision	131	10,842	(567)	(132)	10,274
Ending Balance	$4,992	$16,784	$20,944	$1,490	$44,210
September 30, 2019
Beginning Balance	$2,924	$6,848	$9,341	$1,728	$20,841
Charge offs	—	(615)	(118)	(149)	(882)
Recoveries	—	3	38	1	42
Provision	(629)	248	4,615	(274)	3,960
Ending Balance	$2,295	$6,484	$13,876	$1,306	$23,961

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total
September 30, 2020
Beginning Balance, prior to adoption of ASC 326	$2,732	$8,427	$15,757	$1,318	$28,234
Impact of adopting ASC 326	1,131	1,916	(4,561)	193	(1,321)
Charge offs	—	(10,264)	(4,170)	(408)	(14,842)
Recoveries	—	43	72	—	115
Provision	1,129	16,662	13,846	387	32,024
Ending Balance	$4,992	$16,784	$20,944	$1,490	$44,210
September 30, 2019
Beginning Balance	$2,042	$5,259	$6,524	$607	$14,432
Charge offs	—	(615)	(263)	(173)	(1,051)
Recoveries	—	17	159	1	177
Provision	253	1,823	7,456	871	10,403
Ending Balance	$2,295	$6,484	$13,876	$1,306	$23,961

During the three and nine months ended September 30, 2020, increases to the ACL were primarily related to the severity of forecasted unemployment rates and ongoing developments as a result of the COVID-19 pandemic. Unemployment rates were forecasted for twelve months followed by a twelve-month straight-line reversion period. Additionally, the provision expense was impacted by loan and lease growth and net charge-offs during the period.

The following tables represent the types of TDRs that were made during the periods presented:

	Three Months Ended September 30, 2020
	Extended Amortization		Payment Deferral		Total TDRs
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	1	$24	1	$24
Specialty Lending	1	116	—	—	1	116
Total	1	116	1	24	2	140
Construction & Development
Small Business Banking	1	879	—	—	1	879
Total	1	879	—	—	1	879
Commercial Real Estate
Small Business Banking	—	—	1	326	1	326
Specialty Lending	—	—	1	3,627	1	3,627
Total	—	—	2	3,953	2	3,953
Total	2	$995	3	$3,977	5	$4,972

	Three Months Ended September 30, 2019
	Interest Only		Payment Deferral & Rate Concession		Total TDRs
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	1	$350	—	$—	1	$350
Total	1	350	—	—	1	350
Commercial Real Estate
Small Business Banking	—	—	1	260	1	260
Total	—	—	1	260	1	260
Total	1	$350	1	$260	2	$610

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2020
	Extended Amortization		Payment Deferral		Total TDRs
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	6	$1,903	6	$1,903
Specialty Lending	2	526	—	—	2	526
Total	2	526	6	1,903	8	2,429
Construction & Development
Small Business Banking	1	879	—	—	1	879
Total	1	879	—	—	1	879
Commercial Real Estate
Small Business Banking	—	—	2	3,738	2	3,738
Specialty Lending	—	—	1	3,627	1	3,627
Total	—	—	3	7,365	3	7,365
Commercial Land
Small Business Banking	1	4,885	—	—	1	4,885
Total	1	4,885	—	—	1	4,885
Total	4	$6,290	9	$9,268	13	$15,558

	Nine Months Ended September 30, 2019
	Payment Deferral		Interest Only		Payment Deferral & Rate Concession		Total TDRs
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	1	$350	—	$—	1	$350
Total	—	—	1	350	—	—	1	350
Commercial Real Estate
Small Business Banking	1	$1,841	—	$—	1	$260	2	$2,101
Total	1	1,841	—	—	1	260	2	2,101
Total	1	$1,841	1	$350	1	$260	3	$2,451

Concessions made to improve a loan or lease’s performance have varying degrees of success. No TDRs that were modified within the twelve months ended September 30, 2020 subsequently defaulted during the three and nine months ended September 30, 2020. One TDR was modified within the twelve months ended September 30, 2019 and subsequently defaulted during the three and nine months ended September 30, 2019. The TDR that defaulted was a Commercial Real Estate Small Business Banking loan that had been previously modified for payment deferral and had a recorded investment of $1.8 million at September 30, 2019.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables detail the recorded allowance for loan and lease losses and the investment in loans and leases related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

December 31, 2019	Construction & Development	Commercial Real Estate	Commercial & Industrial	Commercial Land	Total[1,2]
Allowance for credit losses on loans and leases:
Loans and leases individually evaluated for impairment	$17	$2,067	$3,989	$748	$6,821
Loans and leases collectively evaluated for impairment	2,715	6,360	11,768	570	21,413
Total allowance for credit losses on loans and leases	$2,732	$8,427	$15,757	$1,318	$28,234
Loans and leases receivable:
Loans and leases individually evaluated for impairment	$719	$25,389	$14,052	$17,347	$57,507
Loans and leases collectively evaluated for impairment	346,599	636,305	540,189	216,786	1,739,879
Total loans and leases receivable	$347,318	$661,694	$554,241	$234,133	$1,797,386

1	As of December 31, 2019, loans and leases receivable includes $622.6 million of U.S. government guaranteed loans, of which $36.0 million are considered impaired.
2	Loans and leases receivable exclude $824.5 million of loans accounted for under the fair value option.

Loans and leases classified as impaired as of the dates presented are summarized in the following tables.

December 31, 2019	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Small Business Banking	$11,612	$7,841	$3,771
Specialty Lending	2,440	157	2,283
Total	14,052	7,998	6,054
Construction & Development
Small Business Banking	719	530	189
Total	719	530	189
Commercial Real Estate
Small Business Banking	23,473	13,198	10,275
Specialty Lending	1,916	1,387	529
Total	25,389	14,585	10,804
Commercial Land
Small Business Banking	17,347	12,898	4,449
Total	17,347	12,898	4,449
Total	$57,507	$36,011	$21,496

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

	Three Months Ended September 30, 2019
	Average Balance	Interest Income Recognized
Commercial & Industrial
Small Business Banking	$10,101	$35
Specialty Lending	1,945	10
Total	12,046	45
Construction & Development
Small Business Banking	724	4
Total	724	4
Commercial Real Estate
Small Business Banking	16,087	162
Specialty Lending	744	—
Total	16,831	162
Commercial Land
Small Business Banking	17,342	170
Total	17,342	170
Total	$46,943	$381

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2019
	Average Balance	Interest Income Recognized
Commercial & Industrial
Small Business Banking	$10,448	$89
Specialty Lending	1,934	34
Total	12,382	123
Construction & Development
Small Business Banking	724	4
Total	724	4
Commercial Real Estate
Small Business Banking	16,203	471
Specialty Lending	1,226	—
Total	17,429	471
Commercial Land
Small Business Banking	17,469	602
Total	17,469	602
Total	$48,004	$1,200

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

	September 30, 2020	December 31, 2019
Gross direct finance lease payments receivable	$11,355	$13,959
Less – unearned interest	(1,874)	(2,562)
Net investment in direct financing leases	$9,481	$11,397

Future minimum lease payments under finance leases are as follows:

As of September 30, 2020	Amount
2020	$763
2021	2,910
2022	2,665
2023	2,223
2024	1,580
Thereafter	1,214
Total	$11,355

Interest income of $199 thousand and $244 thousand was recognized in the three months ended September 30, 2020 and 2019, respectively. Interest income of $644 thousand and $745 thousand was recognized in the nine months ended September 30, 2020 and 2019, respectively.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2020 and December 31, 2019, the Company had a net investment of $136.9 million and $144.3 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $164.3 million as of September 30, 2020 and December 31, 2019 and accumulated depreciation was $27.3 million and $20.0 million as of September 30, 2020 and December 31, 2019, respectively. Depreciation expense recognized on these assets for the three months ended September 30, 2020 and 2019 was $2.4 million. Depreciation expense recognized on these assets for the nine months ended September 30, 2020 and 2019 was $7.3 million and $7.2 million, respectively.

Lease income of $2.4 million was recognized in the three months ended September 30, 2020 and 2019, respectively. Lease income of $7.1 million and $7.0 million was recognized in the nine months ended September 30, 2020 and 2019, respectively.

A maturity analysis of future minimum lease payments under non-cancelable operating leases is as follows:

As of September 30, 2020	Amount
2020	$2,005
2021	9,052
2022	9,044
2023	9,075
2024	8,808
Thereafter	40,110
Total	$78,094

Note 7. Servicing Assets

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.27 billion and $2.26 billion at September 30, 2020 and December 31, 2019, respectively. The unpaid principal balance for all loans serviced for others was $3.14 billion and $2.97 billion at September 30, 2020 and December 31, 2019, respectively.

The following summarizes the activity pertaining to servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$33,834	$41,687	$35,365	$47,641
Additions, net	1,936	1,057	6,668	2,388
Fair value changes:
Due to changes in valuation inputs or assumptions	3,758	(1,542)	1,596	(1,850)
Decay due to increases in principal paydowns or runoff	(1,697)	(3,619)	(5,798)	(10,596)
Balance at end of period	$37,831	$37,583	$37,831	$37,583

The fair value of servicing rights was determined using a weighted average discount rate of 9.1% on September 30, 2020 and 14.1% on September 30, 2019. The fair value of servicing rights was determined using a weighted average prepayment speed of 19.1% on September 30, 2020 and 15.7% on September 30, 2019, depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the consolidated statements of income.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Borrowings

Total outstanding borrowings consisted of the following:

	September 30, 2020	December 31, 2019
Borrowings

In September 2020, the Company renewed a revolving line of credit originally issued in 2017.  The line of credit is unsecured and accrues interest at 30-day LIBOR plus 1.15% for a term of 13 months.  Payments are interest only with all principal and accrued interest due on October 10, 2021.  The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios.  The $50.0 million line of credit was fully advanced at March 31, 2020. The Company made a principal paydown of $45.0 million on May 28, 2020 and $12 thousand on September 20, 2020 and there is $45.0 million of available credit at September 30, 2020.

	$4,988	$—

In April 2020, the Company entered into the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF"). Under the PPPLF, advances must be secured by pledges of loans to small businesses originated by the Company under the U.S. Small Business Administration's 7(a) loan program titled the Paycheck Protection Program. The PPPLF accrues interest at thirty-five basis points and matures at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, ranging from April 1, 2022 to June 24, 2022, and will be accelerated on and to the extent of any 7(a) loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company shall repay the advance plus accrued interest. This $1.74 billion borrowing was fully advanced at September 30, 2020.

	1,742,085	—
In October 2017, the Company entered into a financing lease of $19 thousand with an unaffiliated equipment lease company, secured by fitness equipment which is included in other assets on the consolidated balance sheet. Payments are principal and interest due monthly starting December 15, 2017 over a term of 60 months. At the end of the lease term there is a $1.00 bargain purchase option. As of January 1, 2019, this borrowing was revised in accordance with ASU 2016-02.	10	14
Total borrowings	$1,747,083	$14

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $72.5 million as of September 30, 2020 and December 31, 2019. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of September 30, 2020 and December 31, 2019.

The Company has entered into a repurchase agreement with a third party for $5.0 million as of September 30, 2020 and December 31, 2019.  At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received.  The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of September 30, 2020 and December 31, 2019.

On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. At September 30, 2020 and December 31, 2019, the Company had approximately $2.05 billion and $1.14 billion, respectively, in borrowing capacity available under these agreements.  There is no collateral pledged and no advances outstanding as of September 30, 2020 and December 31, 2019.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $1.83 billion and $526.8 million as of September 30, 2020 and December 31, 2019, respectively.  At September 30, 2020 and December 31, 2019, the Company had approximately $1.43 billion and $294.5 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of September 30, 2020 and December 31, 2019.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2020	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$18,506	$—	$18,506	$—
Mortgage-backed securities	743,575	—	743,575	—
Municipal bonds[1]	3,696	—	3,601	95
Loans held for sale	30,443	—	—	30,443
Loans held for investment	845,747	—	—	845,747
Servicing assets[2]	37,831	—	—	37,831
Mutual fund	2,339	—	2,339	—
Equity warrant assets[3]	869	—	—	869
Total assets at fair value	$1,683,006	$—	$768,021	$914,985

December 31, 2019	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US treasury securities	$5,015	$—	$5,015	$—
US government agencies	22,779	—	22,779	—
Mortgage-backed securities	503,297	—	503,297	—
Municipal bonds[1]	8,954	—	8,862	92
Loans held for sale	16,198	—	—	16,198
Loans held for investment	824,520	—	—	824,520
Servicing assets[2]	35,365	—	—	35,365
Mutual fund	2,206	—	2,206	—
Equity warrant assets[3]	570	—	—	570
Total assets at fair value	$1,418,904	$—	$542,159	$876,745

1

During the three and nine months ended September 30, 2020, the Company recorded a fair value adjustment gain of $1 thousand and $3 thousand, respectively. During the nine months ended September 30, 2019, the Company sold $900 thousand of a municipal bond to a third party and recorded a fair value adjustment loss of $9 thousand. During the three months ended September 30, 2019, the Company recorded a fair value adjustment loss of $2 thousand.

2	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets.
3

During the nine months ended September 30 ,2020, the Company entered into equity warrant assets with a fair value of $179 thousand at the time of issuance and recorded net gains on derivative instruments of $120 thousand. During the three months ended September 30, 2020, the Company recorded net gains on derivative instruments of $14 thousand. During the nine months ended September 30, 2019, the Company recorded net gains on derivative instruments of $161 thousand. During the three months ended September 30, 2019, the Company recorded net losses on derivative instruments of $32 thousand.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value Option

The Company elects to account for retained participating interests of government guaranteed loans under the fair value option in order to align the accounting presentation with the Company’s viewpoint of the economics of the loans. Interest income on loans accounted for under the fair value option is recognized in loans and fees on loans on the Company’s consolidated statements of income. There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at September 30, 2020 or December 31, 2019. The unpaid principal balance of unguaranteed exposure for nonaccruals was $10.0 million and $10.7 million at September 30, 2020 and December 31, 2019, respectively.

The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at September 30, 2020 and December 31, 2019.

	September 30, 2020
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$30,443	$32,615	$(2,172)	$—	$—	$—	$—	$—	$—
Loans held for investment	845,747	870,587	(24,840)	47,434	52,278	(4,844)	24,977	27,575	(2,598)
	$876,190	$903,202	$(27,012)	$47,434	$52,278	$(4,844)	$24,977	$27,575	$(2,598)

	December 31, 2019
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$16,198	$17,230	$(1,032)	$—	$—	$—	$—	$—	$—
Loans held for investment	824,520	842,456	(17,936)	49,739	54,370	(4,631)	26,644	28,137	(1,493)
	$840,718	$859,686	$(18,968)	$49,739	$54,370	$(4,631)	$26,644	$28,137	$(1,493)

The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended September 30,		Nine Months Ended September 30,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2020	2019	2020	2019
Loans held for sale	$109	$(95)	$123	$376
Loans held for investment	3,294	1,197	(8,447)	5,600
	$3,403	$1,102	$(8,324)	$5,976

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Losses related to borrower-specific credit risk were $1.5 million and $3.3 million for the three and nine months ended September 30, 2020, respectively, and $2.6 million and $4.3 million for the three and nine months ended September 30, 2019, respectively.

The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans held for sale	2020	2019	2020	2019
Balance at beginning of period	$32,071	$26,603	$16,198	$17,745
Issuances	4,560	9,354	20,759	29,196
Fair value changes	109	(95)	123	376
Sales	(6,082)	(21,108)	(6,082)	(32,452)
Settlements	(215)	(32)	(555)	(143)
Balance at end of period	$30,443	$14,722	$30,443	$14,722

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans held for investment	2020	2019	2020	2019
Balance at beginning of period	$834,602	$839,080	$824,520	$885,527
Issuances	37,346	39,842	136,718	94,363
Fair value changes	3,294	1,197	(8,447)	5,600
Settlements	(29,495)	(48,806)	(107,044)	(154,177)
Balance at end of period	$845,747	$831,313	$845,747	$831,313

Non-recurring Fair Value

The following sections provide a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the fair value hierarchy:

Collateral dependent loans: Loans are considered collateral dependent when the Company has determined that foreclosure of the collateral is probable or when a borrower is experiencing financial difficulty and the loan is expected to be repaid substantially through the operation or sale of collateral. A collateral dependent loan’s ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan’s collateral is determined by appraisals, independent valuation, or management’s estimation of fair value which is then adjusted for the cost related to liquidation of the collateral. Collateral dependent loans are generally classified as Level 3 based on management’s judgment and estimation. Loans with agreed upon sales prices are classified as Level 1.

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

Long-lived asset held for sale: Long-lived assets held for sale are carried at the lower of carrying value or fair value less selling costs. Fair value is based upon an independent market valuation of the property. Given the lack of observable market prices for identical assets and market discounts applied to market prices, the Company generally classifies long-lived assets held for sale as nonrecurring Level 3.

Equity security investments with a non-readily determinable fair value: Equity security investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. When an observable price change in an orderly transaction occurs for an identical investment of the same issuer, the investment is generally classified as nonrecurring Level 1 within the valuation hierarchy. When an observable price change in an orderly transaction occurs for a similar investment of the same issuer, the investment is generally classified as nonrecurring Level 2 within the valuation hierarchy.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

September 30, 2020	Total	Level 1	Level 2	Level 3
Collateral dependent loans	$10,387	$6,149	$—	$4,238
Foreclosed assets	3,264	—	—	3,264
Long-lived asset held for sale	9,070	—	—	9,070
Equity security investments with a non-readily determinable fair value	25,367	—	25,367	—
Total assets at fair value	$48,088	$6,149	$25,367	$16,572

December 31, 2019	Total	Level 1	Level 2	Level 3
Collateral dependent loans	$1,245	$—	$—	$1,245
Foreclosed assets	5,612	—	—	5,612
Equity security investment with a non-readily determinable fair value	8,738	8,738	—	—
Total assets at fair value	$15,595	$8,738	$—	$6,857

Level 3 Analysis

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2020 and December 31, 2019 the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2020

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$95	Discounted expected cash flows	Discount rate Prepayment speed	4.2% 5.0%
Loans held for sale	$30,443	Discounted expected cash flows	Discount rate Prepayment speed	0.7% to 16.9% WAVG 19.1%
Loans held for investment	$845,747	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 73.6% (WAVG 1.4%) 0.7% to 16.9% WAVG 19.1% 10.0% to 60.0%
Equity warrant assets	$869	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	26.0% to 87.3% 0.28% to 0.69% 20.0% 5-10 years
Non-recurring fair value
Collateral dependent loans	$4,238	Discounted appraisals	Appraisal adjustments (1)	10.0% to 55.0%
Foreclosed assets	$3,264	Discounted appraisals	Appraisal adjustments (1)	4.0% to 20.0%
Long-lived asset held for sale	$9,070	Discounted independent market valuation	Independent market valuation adjustments	1.4%

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$92	Discounted expected cash flows	Discount rate Prepayment speed	4.6% 5.0%
Loans held for sale	$16,198	Discounted expected cash flows	Discount rate Prepayment speed	7.7% to 21.4% WAVG 13.1%
Loans held for investment	$824,520	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 10.9% (WAVG 1.3%) 7.7% to 21.4% WAVG 13.1% 10.0% to 70.0%
Equity warrant assets	$570	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	21.0-75.0% 1.90% 20.0% 8-10 years
Non-recurring fair value
Collateral dependent loans	$1,245	Discounted appraisals	Appraisal adjustments (1)	10.0% to 57.0%
Foreclosed assets	$5,612	Discounted appraisals	Appraisal adjustments (1)	10.0% to 37.0%

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the consolidated balance sheets.

The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

September 30, 2020	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$608,826	$608,826	$—	$—	$608,826
Federal funds sold	25,924	25,924	—	—	25,924
Certificates of deposit with other banks	7,250	7,701	—	—	7,701
Loans held for sale	1,159,757	—	—	1,260,154	1,260,154
Loans and leases, net of allowance for credit losses on loans and leases	4,191,452	—	—	4,225,566	4,225,566
Financial liabilities
Deposits	5,706,044	—	5,736,521	—	5,736,521
Borrowings	1,747,083	—	—	1,747,119	1,747,119

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$124,610	$124,610	$—	$—	$124,610
Federal funds sold	96,787	96,787	—	—	96,787
Certificates of deposit with other banks	7,250	7,568	—	—	7,568
Loans held for sale	950,249	—	—	1,004,135	1,004,135
Loans and leases, net of allowance for credit losses on loans and leases	1,774,532	—	—	1,822,569	1,822,569
Financial liabilities
Deposits	4,226,980	—	4,211,522	—	4,211,522
Borrowings	14	—	—	14	14

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

	September 30, 2020	December 31, 2019
Commitments to extend credit	$1,810,114	$1,834,449
Standby letters of credit	27,197	25,532
Total unfunded off-balance-sheet credit risk	$1,837,311	$1,859,981

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2020 and December 31, 2019, the Company had unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $14.7 million and $16.9 million, respectively.

Concentrations of Credit Risk

Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans, leases, and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $7.5 million, except for 38 relationships that have a retained unguaranteed exposure of $521.0 million of which $269.9 million of the unguaranteed exposure has been disbursed.

Additionally, the Company has future minimum lease payments due under non-cancelable operating leases totaling $78.1 million, of which $56.1 million is due from four relationships.

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

Stock Options

There were no stock options granted during the three and nine months ended September 30, 2020.

At September 30, 2020, unrecognized compensation costs relating to stock options amounted to $2.8 million which will be recognized over a weighted average period of 1.87 years.

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

Market RSUs have a restriction based on the passage of time and non-market-related performance criteria, but also have a restriction based on market price criteria related to the Company’s share price closing at or above a specified price ranging from $34.00 to $55.00 per share for at least twenty (20) consecutive trading days at any time prior to expiration date. The amount of Market RSUs earned will not exceed 100% of the Market RSUs awarded. The fair value of the Market RSUs and the implied service period is calculated using the Monte Carlo simulation method.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2020, 39,999 RSUs were granted with a weighted average grant date fair value of $19.99. For the nine months ended September 30, 2020, 581,678 RSUs were granted with a weighted average grant date fair value of $17.57. Of the RSUs granted in the nine month period, 447,273 were awarded in connection with annual long term incentive stock compensation.

At September 30, 2020, unrecognized compensation costs relating to RSUs amounted to $15.6 million which will be recognized over a weighted average period of 4.39 years.

There were no Market RSUs granted during the three and nine months ended September 30, 2020.

At September 30, 2020, unrecognized compensation costs relating to Market RSUs amounted to $8.8 million which will be recognized over a weighted average period of 2.92 years.

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

The following table provides summarized balance sheet information for the Company’s equity method investments as of September 30, 2020 and December 31, 2019.  The Company’s equity method investments are included in the other assets line on the condensed consolidated balance sheets and are largely concentrated in new or emerging financial service technology companies.

	September 30, 2020	December 31, 2019
Balance sheet data
Current assets	$59,966	$56,710
Noncurrent assets	180,648	162,304
Total assets	$240,614	$219,014

Current liabilities	$23,787	$19,910
Noncurrent liabilities	672	683
Total liabilities	24,459	20,593
Equity interests	216,155	198,421
Total liabilities and equity	$240,614	$219,014

The following table provides summarized income statement information for the Company’s equity method investments for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Summary of operations
Total revenues	$19,026	$13,567	$50,998	$40,807

Net loss	(8,713)	(9,336)	(38,199)	(22,556)

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
•

the potential impacts of the Coronavirus Disease 2019 (“COVID-19”) pandemic on trade (including supply chains and export levels), travel, employee productivity and other economic activities that may have a destabilizing and negative effect on financial markets, economic activity and customer behavior;

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

•	the Company's ability to attract and retain key personnel;
•	changes in governmental monetary and fiscal policies as well as other legislative and regulatory changes, including with respect to SBA or USDA lending programs and investment tax credits;
•	changes in political and economic conditions, including as a result of the 2020 federal elections;
•	the impact of heightened regulatory scrutiny of financial products and services, primarily led by the Consumer Financial Protection Bureau and various state agencies;
•	the Company's ability to comply with any requirements imposed on it by regulators, and the potential negative consequences that may result;
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

The Company generates revenue primarily from net interest income and secondarily through origination and sale of government guaranteed loans.  Income from the retention of loans is comprised principally of interest income.  The Company elects to account for certain loans under the fair value option with interest reported in interest income and changes in fair value reported in the net (loss) gain on loans accounted for under the fair value option line item of the consolidated statements of income.  Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets along with net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan and lease credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.  The Company also has less routinely generated gains and losses arising from its financial technology investments.

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

Financial position and results of operations

Relating to our September 30, 2020 financial condition and results of operations, COVID-19 continued to have a cumulative impact on the allowance for credit losses (“ACL”) on loans and leases, loans carried at fair value, loan servicing asset revaluation, net gains on sales of loans and net interest income, however observed improvement in economic forecasts and broader markets did begin to slow and in some cases somewhat reverse pandemic effects recorded earlier in the year.  With improving economic forecasts, the ACL and resulting provision for loan and lease credit losses were most significantly impacted by charge-offs related to COVID-19 while the loan fair value calculation and net gain on loans accounted for under the fair value were positively affected.  With the ongoing monitoring of effects surfacing in certain pandemic-at-risk verticals combined with the risk that payment deferrals and those being made by the SBA for borrowers under its programs may be skewing actual indications of ability to repay, total credit related reserves continued to grow but at a slower pace due to the above mentioned improving economic forecasts during the third quarter.  Refer to the discussion of the ACL and loans at fair value in Notes 5 and 9, respectively, of the unaudited condensed consolidated financial statements as well as further discussion below in MD&A. Also impacted by improving market conditions was the Company’s valuation of the loan servicing asset as discussed in Note 7 of the unaudited condensed consolidated financial statements and net gains on sales of loans, both of which are further discussed below in MD&A.  The secondary market continued to improve during the third quarter which also began to somewhat offset earlier negative COVID-19 adjustments for loans carried at fair value and the loan servicing asset valuation.  In the third quarter the net interest margin continued to be negatively impacted by significant rate cuts in response to stimulus efforts combined with heightened levels of liquidity at the Company as a part of pandemic preparedness, however improvements began to emerge as the deposit portfolio started to reprice and a substantial portion of excess liquidity was utilized to fund significant loan demand, while Paycheck Protection Program (“PPP”) lending had a positive impact on net interest margin as discussed more fully below in MD&A.  Should economic conditions worsen, the Company could experience further increases in the allowance for credit losses (“ACL”) and negative fair value marks and record additional credit or market related loss expense. It is also possible that the Company’s asset quality measures could worsen at future measurement periods if there is a significant resurgence of COVID-19 cases or the pandemic’s effects are prolonged.

While there are positive signs of recovery in the secondary market pricing, the income from gain on sale of loans in future periods could be reduced due to COVID-19.  Negative impacts began to be felt in the latter part of March and early April 2020 with loan sales executed at that time as secondary markets conditions began to weaken.  At this time, the Company is unable to project the materiality of such impacts but anticipates that the breadth of the economic impact would likely impact gains in future periods.

Interest income could be further reduced due to COVID-19.  In accordance with guidance from banking regulators, the Company has worked and continues to work with COVID-19 affected borrowers to help defer their payments, interest, and fees.  In addition to regulatory relief on deferrals from banking regulators, six months of payment relief is also available from the SBA for certain loans guaranteed by that agency pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).   While interest and fees will still accrue to interest, should eventual credit losses on these loans with deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, we are unable to project the materiality of such an impact but anticipate that the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of September 30, 2020, all of the Company’s capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements.  While the Company believes that capital is sufficient to withstand an extended economic recession brought about by COVID-19, reported and regulatory capital ratios could be adversely impacted by further credit losses.  The Company relies on cash on hand as well as dividends from the Bank to service any debt at the Company.  If our capital deteriorates such that the Bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity.  Wholesale funding markets have remained open to the Company, but rates for short term funding have recently been volatile and the secondary market for guaranteed loans has shown reactionary and varying responses to the changing economic environment.  The Company increased its levels of deposits and borrowings in the first nine months of the year, as discussed further in MD&A.  If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin.  If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

The Federal Reserve created the Paycheck Protection Program Liquidity Facility (“PPPLF”) to help provide financing for the origination of PPP loans.  The PPPLF extends loans to banks that have loaned money to small businesses under the PPP, discussed in more detail below. Amounts borrowed are non-recourse and have a 100% advance rate equal to the principal amount of PPP loans pledged as security. In addition, loans financed under the PPPLF have a neutral impact on regulatory leverage capital ratios.  The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is transferred to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF bear interest at a rate of 0.35%, and there are no fees paid by the Company.  As of September 30, 2020, the Company had borrowed $1.74 billion from the PPPLF.

Lending operations and accommodations to borrowers

With the establishment of the PPP administered by the SBA, the Company has implemented new loan programs and systems using its technology platform while participating in assisting its customers and other small businesses in need of resources through the program.  PPP loans earn interest at 1% and currently have a two-year or five-year contractual term depending on the origination date.  For the earlier loans with a two-year term there is an option to extend to five years if requested by the borrower and approved by the lender. The Company expects that some portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of September 30, 2020, the Company secured funding from the SBA for approximately 11,000 PPP loans representing $1.76 billion in originations.  Loans funded through the PPP are fully guaranteed by the SBA, subject to the terms and conditions of the program. Should those circumstances change, the Company could be required to record additional credit loss expense through earnings.

With the passage of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) on March 27, 2020, the SBA will be making six months of principal and interest payments on all fully disbursed SBA 7(a) and SBA Express loans in regular servicing status that closed by September 25, 2020.  In addition, with regulatory guidance to work with borrowers during this unprecedented situation, the Company has also mobilized to provide a payment deferral program when needed by customers that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.  At September 30, and June 30, 2020, the Company estimated that as a percentage to total loans and leases at amortized cost, excluding PPP loans, 63% and 60%, respectively, of its loans were receiving the six months of payments from the SBA and that 2% and 9%, respectively, of its loans had a payment deferral in place.  On October 2, 2020, the SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers.  As of November 3, 2020, the Company has processed and submitted $77.5 million, or 4% of gross PPP loans by dollar amount, to the SBA for forgiveness.

On September 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law, and made significant changes to the PPP to provide additional relief for small businesses. The new Act increased flexibility for small businesses that have been unable to rehire employees due to lack of employee availability, or have been unable to operate as normal due to COVID-19 related restrictions. It extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules. The new Act also relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness. In addition, the new Act extended the payment deferral period for PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends.

Credit

While most industries have and will continue to experience adverse impacts as a result of COVID-19, the Company has $414.4 million in total unguaranteed exposure in six verticals considered to be “at-risk” of significant impact: hotels, wine and craft beverage, educational services, entertainment centers, fitness centers, and quick service restaurants, each comprising $129.1 million or 5.4%, $98.8 million or 4.1%, $88.8 million or 3.7%, $55.3 million or 2.3%, $25.6 million or 1.1%, and $16.8 million or 0.7% of total unguaranteed loans and leases (all at amortized cost, inclusive of loans carried at fair value) as of September 30, 2020, respectively.

The Company continues to work with customers directly affected by COVID-19 and is prepared to offer short-term assistance in accordance with regulatory guidelines.  As a result of the uncertain economic environment caused by COVID-19, the Company is engaging in more frequent communication with borrowers in an effort to better understand their situation and the challenges faced and circumstances evolve, which the Company anticipates will enable it to respond proactively as needs and issues arise.

Results of Operations

Performance Summary

Three months ended September 30, 2020 compared with three months ended September 30, 2019

For the three months ended September 30, 2020, the Company reported net income of $33.8 million, or $0.81 per diluted share, compared to net income of $3.9 million, or $0.09 per diluted share, for the third quarter of 2019.  This increase in net income is largely due to the following items:

•

Increase in net interest income of $13.8 million, or 36.9%, predominately driven by significant growth in total loan and lease portfolios which was accentuated by the origination of $1.76 billion in PPP loans during the second and third quarters of 2020;

•

A net increase in the loan servicing asset revaluation of $7.2 million, increasing from a negative valuation of $5.2 million during the third quarter of 2019 to a positive valuation adjustment of $2.1 million during the third quarter of 2020;

•	Net gains on sales of loans increased $5.3 million, or 70.9%;

•	The net gain on loans accounted for under the fair value option increased $2.3 million, or 208.8%;

•

Equity security investments gains increased $11.4 million, or 339.9%, largely due to a $13.7 million non-cash gain resulting from the increase in the observable fair market value of the Company’s investment in Greenlight Financial Technology, Inc. (“Greenlight”) arising from orderly transactions in Greenlight’s securities; and

•

Also enhancing net income were operational adaptations due to the impact of the COVID-19 pandemic that reduced travel, advertising and marketing expense.  The total decrease for these expense categories was $2.4 million, or 75.0%.

The valuation of loans and loan servicing assets were favorably impacted by greater stability and improvement of market conditions that began to emerge in the third quarter.

The primary factors partially offsetting the net income for the third quarter of 2020 were:

•	An increase in the provision for loan and lease credit losses of $6.3 million, or 159.4%; and

•	Increased income tax expense of $9.3 million, primarily due to the above discussed increase in net income.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

For the nine months ended September 30, 2020, the Company reported net income of $30.0 million, or $0.73 per diluted share, as compared to net income of $11.2 million, or $0.27 per diluted share, for the nine months ended September 30, 2019.  This increase in net income was largely the due to the following items:

•

Increase in net interest income of $30.4 million, or 29.7%, predominately driven by significant growth in total loan and lease portfolios which was also accentuated by the origination of $1.76 billion in PPP loans during the second and third quarters of 2020;

•

A net increase in the loan servicing asset revaluation of $8.2 million, increasing from a negative valuation of $12.4 million during the third quarter of 2019 to a negative valuation adjustment of $4.2 million at the end of the third quarter of 2020;

•	Net gains on sales of loans increased $16.9 million, or 95.6%;

•	Equity security investments gains increased $11.3 million, or 325.6%, largely due to the above discussed $13.7 million non-cash gain arising from the Company’s Greenlight investment;

•	Management fee income earned by the Company’s wholly-owned subsidiary, Canapi Advisors, increased $4.0 million;

•

Other noninterest income increased $3.4 million due principally due to revenue resulting from the sale of services from co-developed technology for processing PPP loans combined with financial planning fees from Live Oak Private Wealth, the Bank’s wholly-owned subsidiary; and

•

Also enhancing year to date net income were operational adaptations due to the impact of the COVID-19 pandemic that reduced travel, advertising, and marketing expense.  The total decrease for these expense categories was $4.0 million, or 45.1%.

As mentioned above, the valuation of the loan servicing assets was favorably impacted by greater stability and improvement of market conditions that began to emerge during the third quarter.

The primary factors partially offsetting the net income for the first nine months of 2020 were:

•	An increase in the provision for loan and lease credit losses of $21.6 million, or 207.8%;

•	The net gain on the valuation adjustment for loans accounted for under the fair value option decreased $14.3 million, or 239.3%, to a net loss of $8.3 million; and

•

Increased salaries and employee benefits of $16.5 million, or 24.8%, as the Company continued to invest in its workforce to support growth and a variety of initiatives including $7.2 million in expense in the second quarter of 2020 for a performance bonus pool that was available to all employees other than executive officers.

The increase in the provision for loan and lease credit losses and loss on loans carried at fair value in the first nine months of the year was largely due to continued risks and uncertainties related to the COVID-19 pandemic which was intensified by the adoption of new current expected credit losses model (“CECL”) in the first quarter of 2020.  The combination of these items had significant impacts to the Company’s credit reserves and fair value adjustments.

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

Three months ended September 30, 2020 compared with three months ended September 30, 2019

For the three months ended September 30, 2020, net interest income increased $13.8 million, or 36.9%, to $51.4 million compared to $37.5 million for the three months ended September 30, 2019. The increase was principally due to the significant growth in the held for investment loan and lease portfolios reflecting the Company's ongoing initiative to grow recurring revenue sources and strengthen its liquidity profile.  This increase over the prior year was further enhanced by the aforementioned origination of $1.76 billion in PPP loans in the second and third quarters of 2020 with $13.6 million in interest income coming from amortization of net deferred fees combined with a 1% annualized interest rate.  Accordingly, average interest earning assets increased by $3.39 billion, or 85.4%, to $7.36 billion for the three months ended September 30, 2020, compared to $3.97 billion for the three months ended September 30, 2019, while the yield on average interest earning assets decreased 206 basis points to 4.05%. The cost of funds on interest bearing liabilities for the three months ended September 30, 2020 decreased 117 basis points to 1.27%, and the average balance of interest bearing liabilities increased by $3.59 billion, or 93.7%, over the same period in 2019. The increase in average interest bearing liabilities was largely driven by strategically heightened levels of liquidity related to COVID-19 risks and uncertainties combined with funding for significant loan originations discussed above, including the PPPLF. As indicated in the rate/volume table below, increased interest earning asset volume more than offset lower yields, outpacing the higher volume and lower levels of cost declines of interest bearing liabilities, resulting in increased interest income of $14.0 million and increased interest expense of $139 thousand for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  For the three months ended September 30, 2019 compared to the three months ended September 30, 2020, net interest margin decreased from 3.75% to 2.77%, respectively, due to lower fed funds rates impacting the yield on interest earning assets more significantly than interest earning liabilities, combined with the above mentioned impacts of PPP related activities and heightened  levels of liquidity.

Nine Months Ended September 30, 2020 compared with nine months ended September 30, 2019

For the nine months ended September 30, 2020, net interest income increased $30.4 million, or 29.7%, to $132.4 million compared to $102.1 million for the nine months ended September 30, 2019. This increase was principally due to the significant growth in the held for investment loan and lease portfolios reflecting the Company's ongoing initiative to grow recurring revenue sources and strengthen liquidity.  This increase over the first nine months of 2019 was further enhanced by the above mentioned origination of PPP loans in the second and third quarters of 2020.  Accordingly, average interest earning assets increased by $2.42 billion, or 65.8%, to $6.10 billion for the nine months ended September 30, 2020, compared to $3.68 billion for the nine months ended September 30, 2019, while the yield on average interest earning assets decreased 156 basis points to 4.48%. The cost of funds on interest bearing liabilities for the nine months ended September 30, 2020 decreased 80 basis points to 1.61%, and the average balance of interest bearing liabilities increased by $2.49 billion, or 69.9%, over the same period in 2019. The increase in average interest bearing liabilities was largely impacted by strategically heightened levels of liquidity in the first nine months of 2020 related to COVID-19 risks and uncertainties and funding sources for significant loan originations. As indicated in the rate/volume table below, the increase in interest earning asset volume more than offset lower yields, outpacing the higher volume and lower levels of cost declines of interest bearing liabilities, resulting in increased interest income of $39.2 million and increased interest expense of $8.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2020, net interest margin decreased from 3.71% to 2.89%, respectively, principally due to lower fed funds rates impacting the yield on interest earning assets more rapidly than the cost of interest bearing liabilities in the first nine months of 2020, combined with the above mentioned impacts of PPP related activities and heightened  levels of liquidity.

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

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Federal funds sold and interest earning balances in other banks	$736,387	$334	0.18%	$205,342	$1,167	2.25%
Investment securities	755,412	4,123	2.17	554,871	4,001	2.86
Loans held for sale	1,084,024	14,399	5.27	910,837	15,982	6.96
Loans and leases held for investment(1)	4,782,075	56,222	4.66	2,298,021	39,957	6.90
Total interest earning assets	7,357,898	75,078	4.05	3,969,071	61,107	6.11
Less: Allowance for credit losses on loans and leases	(44,054)			(22,401)
Non-interest earning assets	778,826			499,110
Total assets	$8,092,670			$4,445,780
Interest bearing liabilities:
Interest bearing checking	$500,007	$747	0.59%	$—	$—	—%
Savings	1,669,199	3,674	0.87	1,036,858	5,501	2.10
Money market accounts	95,151	83	0.35	91,813	179	0.77
Certificates of deposit	3,423,643	17,651	2.05	2,701,350	17,896	2.63
Total deposits	5,688,000	22,155	1.55	3,830,021	23,576	2.44
Borrowings	1,733,805	1,560	0.36	1,359	—	—
Total interest bearing liabilities	7,421,805	23,715	1.27	3,831,380	23,576	2.44
Non-interest bearing deposits	43,993			49,522
Non-interest bearing liabilities	55,353			35,654
Shareholders' equity	571,519			529,224
Total liabilities and shareholders' equity	$8,092,670			$4,445,780
Net interest income and interest rate spread		$51,363	2.78%		$37,531	3.67%
Net interest margin			2.77%			3.75%
Ratio of average interest-earning assets to average interest-bearing liabilities			99.14%			103.59%
(1)	Average loan and lease balances include non-accruing loans and leases.

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Federal funds sold and interest earning balances in other banks	$560,042	$2,093	0.50%	$224,278	$3,914	2.33%
Investment securities	616,386	11,671	2.52	527,799	11,434	2.90
Loans held for sale	1,026,118	43,379	5.63	834,043	42,948	6.88
Loans and leases held for investment(1)	3,899,329	148,225	5.06	2,093,777	107,871	6.89
Total interest earning assets	6,101,875	205,368	4.48	3,679,897	166,167	6.04
Less: Allowance for credit losses on loans and leases	(35,675)			(19,217)
Non-interest earning assets	629,486			482,138
Total assets	$6,695,686			$4,142,818
Interest bearing liabilities:
Interest bearing checking	$321,649	$1,393	0.58%	$55	$—	—%
Savings	1,398,146	13,332	1.27	985,050	15,522	2.11
Money market accounts	85,263	272	0.42	87,063	448	0.69
Certificates of deposit	3,425,109	55,534	2.16	2,480,273	48,126	2.59
Total deposits	5,230,167	70,531	1.80	3,552,441	64,096	2.41
Borrowings	809,323	2,415	0.40	1,410	—	—
Total interest bearing liabilities	6,039,490	72,946	1.61	3,553,851	64,096	2.41
Non-interest bearing deposits	44,709			48,045
Non-interest bearing liabilities	53,142			25,638
Shareholders' equity	558,345			515,284
Total liabilities and shareholders' equity	$6,695,686			$4,142,818
Net interest income and interest rate spread		$132,422	2.87%		$102,071	3.63%
Net interest margin			2.89%			3.71%
Ratio of average interest-earning assets to average interest-bearing liabilities			101.03%			103.55%
(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Federal funds sold and interest earning balances in other banks	$(2,462)	$1,629	$(833)	$(5,378)	$3,557	$(1,821)
Investment securities	(1,148)	1,270	122	(1,561)	1,798	237
Loans held for sale	(4,253)	2,670	(1,583)	(8,574)	9,005	431
Loans and leases held for investment	(19,933)	36,198	16,265	(40,474)	80,828	40,354
Total interest income	(27,796)	41,767	13,971	(55,987)	95,188	39,201
Interest expense:
Interest bearing checking	—	747	747	—	1,393	1,393
Savings	(4,200)	2,373	(1,827)	(7,414)	5,224	(2,190)
Money market accounts	(101)	5	(96)	(168)	(8)	(176)
Certificates of deposit	(4,499)	4,254	(245)	(9,418)	16,826	7,408
Borrowings	—	1,560	1,560	—	2,415	2,415
Total interest expense	(8,800)	8,939	139	(17,000)	25,850	8,850
Net interest income	$(18,996)	$32,828	$13,832	$(38,987)	$69,338	$30,351

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

For the third quarter of 2020, the provision for loan and lease credit losses was $10.3 million compared to $4.0 million for the same period in 2019, an increase of $6.3 million.  For the first nine months of 2020, the provision for loan and lease credit losses was $32.0 million compared to $10.4 million for the same period in 2019, an increase of $21.6 million.  The Company adopted the new current expected credit losses (“CECL”) standard effective January 1, 2020 and accordingly determined to use forecasted levels of unemployment as a primary economic variable in forecasting future expected losses.  The majority of the provision for the third quarter of 2020 was due to the impact of charge-offs on fifteen hotel loans exceeding the existing allowance for credit losses (“ACL”) on those loans, of which ten were sold before quarter end.  This charge-off created a shortfall in ACL of $6.4 million which was replenished through the quarter end provision for loan and lease credit losses.  See below discussion of charge-offs for more information. Approximately $21.9 million of the first nine months of 2020 provision was estimated to be based upon the severity of the COVID-19 pandemic.

Loans and leases held for investment at historical cost were $4.19 billion as of September 30, 2020, increasing by $2.60 billion, or 163.3%, compared to September 30, 2019.  This growth was largely fueled by $1.76 billion in PPP loan originations in the second and third quarters of 2020.  Excluding PPP loan originations and net unearned fees on those loans, the balance in loans and leases held for investment at historical cost was $2.48 billion at September 30, 2020, an increase of $888.2 million, or 55.8%, over September 30, 2019.  This growth, outside of PPP activity in the third quarter of 2020, was fueled by robust origination volumes combined with retention of substantially more loans on the balance sheet.

Net charge-offs for loans and leases carried at historical cost were $10.1 million, or 1.03% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended September 30, 2020, compared to $840 thousand, or 0.23%, for the three months ended September 30, 2019.  Net charge-offs for loans and leases carried at historical cost for the third quarter of 2020 were 1.81% of average quarterly loans and leases held for investment, excluding PPP loans, on an annualized basis.  The increase in net charge-offs during the third quarter of 2020 was principally driven by the reclassification of fifteen hotel loans, discussed above, from held for investment to held for sale.  These loans aggregating $81.2 million in net investment were reclassified as available for sale due to negative trends observed from management’s ongoing analysis of COVID-19 impacts and were marked to the lower of cost or fair value upon reclassification with the write down of $9.8 million reflected in charge-offs.  The existing ACL on these loans at the time of charge-off was $3.4 million with the remaining $6.4 million requiring an additional provision for loan and lease losses.   At September 30, 2020, the Company had completed the sale of ten of these loans with only five still held for sale with an aggregate net investment balance of $25.7 million; however, these unsold loans have been written down to an agreed upon price.

For the nine months ended September 30, 2020, net charge-offs totaled $14.7 million compared to $874 thousand for the nine months ended September 30, 2019, an increase of $13.9 million, or 1,585.01%. The increase in net charge-offs for the first nine months of 2020 compared to the same period of 2019 largely consisted of the above discussed hotel loans combined with a number of loans in the Government Contracting, Healthcare, Family Entertainment, and Independent Pharmacies verticals.  Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $7.5 million and $8.2 million accounted for under the fair value option at September 30, 2020 and 2019, respectively, totaled $20.2 million, which was 0.48% of the held for investment loan and lease portfolio carried at historical cost at September 30, 2020, compared to $7.8 million, or 0.49% of loans and leases held for investment at September 30, 2019.  Nonperforming loans and leases carried at historical cost which are not guaranteed by the SBA or USDA were 0.81% of the historical cost portion of the held for investment loan and lease portfolio, excluding PPP loans, at September 30, 2020.

Noninterest Income

Noninterest income is principally comprised of net gains from the sale of SBA and USDA-guaranteed loans along with loan servicing revenue and related revaluation of the servicing asset. Revenue from the sale of loans depends upon the volume, maturity structure and rates of underlying loans as well as the pricing and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Net (loss) gain on loans accounted for under the fair value option is also significantly impacted by changes in market rates, prepayment speeds and inherent credit risk.  Other less common elements of noninterest income include less routine gains and losses on investments.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		2020/2019 Increase (Decrease)
	2020	2019	Amount	Percent
Noninterest income
Loan servicing revenue	$6,803	$6,831	$(28)	(0.41)%
Loan servicing asset revaluation	2,061	(5,161)	7,222	139.93
Net gains on sales of loans	12,690	7,425	5,265	70.91
Net gain (loss) on loans accounted for under the fair value option	3,403	1,102	2,301	208.80
Equity method investments income (loss)	(1,231)	(2,370)	1,139	48.06
Equity security investments gains (losses), net	14,705	3,343	11,362	339.87
Gain on sale of investment securities available-for-sale, net	1,225	87	1,138	1,308.05
Lease income	2,634	2,361	273	11.56
Management fee income	1,296	95	1,201	1,264.21
Construction supervision fee income	1,365	360	1,005	279.17
Other noninterest income	2,093	1,355	738	54.46
Total noninterest income	$47,044	$15,428	$31,616	204.93%

	Nine Months Ended September 30,		2020/2019 Increase (Decrease)
	2020	2019	Amount	Percent
Noninterest income
Loan servicing revenue	$19,916	$21,304	$(1,388)	(6.52)%
Loan servicing asset revaluation	(4,202)	(12,446)	8,244	66.24
Net gains on sales of loans	34,497	17,638	16,859	95.58
Net gain (loss) on loans accounted for under the fair value option	(8,324)	5,976	(14,300)	(239.29)
Equity method investments income (loss)	(5,952)	(6,120)	168	2.75
Equity security investments gains (losses), net	14,802	3,478	11,324	325.59
Gain on sale of investment securities available-for-sale, net	1,880	92	1,788	1,943.48
Lease income	7,893	7,055	838	11.88
Management fee income	4,146	186	3,960	2,129.03
Construction supervision fee income	2,439	1,525	914	59.93
Other noninterest income	8,102	4,706	3,396	72.16
Total noninterest income	$75,197	$43,394	$31,803	73.29%

For the three months ended September 30, 2020, noninterest income increased by $31.6 million, or 204.9%, compared to the three months ended September 30, 2019.  The increase from the prior year is primarily the result of the aforementioned increase in net gains on equity securities of $11.4 million combined with a net increase in the loan servicing asset revaluation of $7.2 million, a $5.3 million increase in net gains on sales of loans and a $2.3 million increase in net gains on loans accounted for under the fair value option.  As previously discussed, the $11.4 million increase in net gains in equity securities was largely due to a $13.7 million non-cash gain resulting from the increase in the observable fair market value of the Company’s investment in Greenlight arising from orderly transactions.  In assessing the effect of transactions at Greenlight giving rise to this gain, the Company reevaluated its ownership percentage and other factors to reassess the existence of significant influence and determined that this investment should continue to be accounted for as an equity security.  Other items contributing to the increase in noninterest income were management fee income earned by Canapi Advisors, the Company’s investment advisor subsidiary, increasing by $1.2 million.

For the nine months ended September 30, 2020, noninterest income increased by $31.8 million, or 73.3%, compared to the nine months ended September 30, 2019.  The increase from the prior year is primarily the result of a $16.9 million increase in net gains on sales of loans combined with net gains on equity securities discussed above, a net increase in the loan servicing asset revaluation of $8.2 million, management fee income earned by Canapi Advisors increasing by $4.0 million and a $3.4 million increase in other noninterest income largely comprised of $2.5 million in revenue resulting from the sale of services from co-developed technology for processing PPP loans and financial planning fees earned by Live Oak Private Wealth.  Other items contributing to the increase in noninterest income were a $1.8 million in increase gains a sale of investments available for sale.  Offsetting the increases in noninterest income for the first half of 2020 was the aforementioned net loss on the valuation adjustment related to loans measured at fair value which increased by $14.3 million and decreased loan servicing revenue of $1.4 million.

The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2020	2019	2020	2019	2020	2019
Amount of loans and leases originated	$966,499	$562,259	$2,175,055	$525,088	$500,634	$390,851
Guaranteed portions of loans sold	114,731	100,498	154,980	71,934	162,297	62,940
Outstanding balance of guaranteed loans sold (1)	2,878,664	2,802,073	2,840,429	2,870,108	2,761,015	2,952,774

	Nine Months Ended September 30,		For years ended December 31,
	2020	2019	2019	2018	2017	2016
Amount of loans and leases originated	$3,642,188	$1,478,198	$2,001,886	$1,765,680	$1,934,238	$1,537,010
Guaranteed portions of loans sold	432,008	235,372	340,374	945,178	787,926	761,933
Outstanding balance of guaranteed loans sold (1)	2,878,664	2,802,073	2,746,840	3,045,460	2,680,641	2,278,618

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.

Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for those sold portions are retained by the Bank. In exchange for continuing to service sold loans, the Bank receives fee income represented in loan servicing revenue equivalent to 1.0% of the outstanding balance of SBA loans sold and 0.40% of the outstanding balance of USDA loans sold. In addition, the standard cost (adequate compensation) for servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue above the standard cost to service is reflected in a servicing asset recorded on the balance sheet. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For the quarter ended September 30, 2020, loan servicing revenue decreased $28 thousand, or 0.41%, to $6.8 million as compared to the quarter ended September 30, 2019.  For the nine months ended September 30, 2020, loan servicing revenue decreased $1.4 million, or 6.5% to $19.9 million as compared to the nine months ended September 30, 2019.  The lower servicing revenue for the third quarter and first nine months of 2020 has been a result of a downward trend in the balance of the serviced portfolio which began to reverse direction in the second quarter of 2020. At September 30, 2020, the outstanding balance of guaranteed loans sold in the secondary market was $2.88 billion compared to $2.80 billion at September 30, 2019.

Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended September 30, 2020, there was a net positive loan servicing revaluation adjustment of $2.1 million compared to a net negative adjustment of $5.2 million for the three months ended September 30, 2019.  For the nine months ended September 30, 2020, there was a net negative loan servicing revaluation adjustment of $4.2 million compared to a net negative adjustment of $12.4 million for the nine months ended September 30, 2019.The net positive revaluation amount for the third quarter and lower net negative revaluation first half of 2020 as compared to the corresponding period of 2019 was primarily a result of greater stability and improving market conditions.

Net Gains on Sale of Loans: For the three months ended September 30, 2020, net gains on sales of loans increased $5.3 million, or 70.9%, compared to the three months ended September 30, 2019. For the three months ended September 30, 2020, the volume of guaranteed loans sold increased $14.2 million, or 14.2%, to $114.7 million from $100.5 million for the three months ended September 30, 2019.  For the nine months ended September 30, 2020, net gains on sales of loans increased $16.9 million, or 95.6%, compared to the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the volume of guaranteed loans sold increased $196.6 million, or 83.5%, to $432.0 million from $235.4 million for the nine months ended September 30, 2019.  The average net gain on guaranteed loan sales increased from $80.5 thousand to $110.2 thousand, per million sold, in the third quarters of 2019 and 2020, respectively, and increased from $75.3 thousand to $77.2 thousand, per million sold, in the first nine months of 2019 and 2020, respectively.  With this overall increase in loan sales earlier in the third quarter combined with the mix of loan sales, the increase in net gains on sales of loans in the third quarter and first nine months of 2020 is due to both higher volume of loans sold combined with higher secondary market premiums.  The volume of sales in the first nine months of 2020 was largely a product of heightened efforts to strengthen the Company’s capital and liquidity profile in light of uncertain market conditions while the third quarter of 2020 sales volume is in-line with the Company’s balance sheet strategy.  Also enhancing the increase in net gains on sale of loans in the third quarter and first nine months of 2020 are $1.7 million and $1.3 million, respectively, in decreased losses from fair value changes in exchange-traded interest rate futures contracts.  This decrease in volatility of exchange-traded interest rate futures contracts was the product of the Company preemptively exiting such contracts in the first quarter.

Net (Loss) Gain on Loans Accounted for Under the Fair Value Option:  For the three months ended September 30, 2020, the net gain on loans accounted for under the fair value option increased $2.3 million, or 208.8%, compared to the three months ended September 30, 2019.  For the nine months ended September 30, 2020, the net loss on loans accounted for under the fair value option increased $14.3 million, or 239.3%, compared to the nine months ended September 30, 2019.  The carrying amount of loans accounted for under the fair value option at September 30, 2020 and 2019 was $876.2 million ($30.4 million classified as held for sale and $845.7 million classified as held for investment) and $846.0 million ($14.7 million classified as held for sale and $831.3 million classified as held for investment), respectively, an increase of $30.2 million, or 3.6%.  The first nine months of 2020 net loss on loans accounted for under the fair value option was estimated to be approximately $9.8 million related to the severity of ongoing developments of the COVID-19 pandemic.  The magnitude of COVID-19 related impacts on loan fair value adjustments in the third quarter of 2020 was dampened by improving market conditions for unguaranteed loans.

Noninterest Expense

Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		2020/2019 Increase (Decrease)
	2020	2019	Amount	Percent
Noninterest expense
Salaries and employee benefits	$24,203	$22,717	$1,486	6.54%
Non-staff expenses:
Travel expense	250	1,934	(1,684)	(87.07)
Professional services expense	1,346	2,073	(727)	(35.07)
Advertising and marketing expense	552	1,277	(725)	(56.77)
Occupancy expense	2,079	2,131	(52)	(2.44)
Data processing expense	3,009	3,072	(63)	(2.05)
Equipment expense	4,314	4,361	(47)	(1.08)
Other loan origination and maintenance expense	2,669	3,535	(866)	(24.50)
FDIC insurance	2,095	101	1,994	1,974.26
Other expense	2,133	1,536	597	38.87
Total non-staff expenses	18,447	20,020	(1,573)	(7.86)
Total noninterest expense	$42,650	$42,737	$(87)	(0.20)%

	Nine Months Ended September 30,		2020/2019 Increase (Decrease)
	2020	2019	Amount	Percent
Noninterest expense
Salaries and employee benefits	$83,048	$66,562	$16,486	24.77%
Non-staff expenses:
Travel expense	2,395	4,675	(2,280)	(48.77)
Professional services expense	4,668	5,876	(1,208)	(20.56)
Advertising and marketing expense	2,537	4,306	(1,769)	(41.08)
Occupancy expense	6,455	5,588	867	15.52
Data processing expense	8,930	7,418	1,512	20.38
Equipment expense	13,601	11,925	1,676	14.05
Other loan origination and maintenance expense	7,617	6,882	735	10.68
Renewable energy tax credit investment impairment	—	602	(602)	(100.00)
FDIC insurance	5,326	1,435	3,891	271.15
Other expense	5,664	5,245	419	7.99
Total non-staff expenses	57,193	53,952	3,241	6.01
Total noninterest expense	$140,241	$120,514	$19,727	16.37%

Total noninterest expense for the three and nine months ended September 30, 2020 decreased $87 thousand, or 0.2%, and increased $19.7 million, or 16.4%, respectively, compared to the same periods in 2019. The increase in noninterest expense for the comparable nine month period was largely driven by salaries and employee benefits.  Changes in various components of noninterest expense are discussed below.

Salaries and employee benefits: Total personnel expense for the three and nine months ended September 30, 2020 increased by $1.5 million, or 6.5%, and $16.5 million, or 24.8%, respectively, compared to the same periods in 2019.  While personnel expense is carefully managed, the quarter over quarter increase is principally due to the Company’s commitment to and investment in its workforce to support growth and a variety of initiatives while the year over year increase was also influenced by $7.2 million in expense for a performance bonus pool that was available to all employees other than executive officers during the second quarter of 2020. Total full-time equivalent employees increased from 569 at September 30, 2019 to 628 at September 30, 2020.  Salaries and employee benefits expense included $3.3 million and $9.5 million of stock-based compensation for the three and nine months ended September 30, 2020, respectively, compared to $2.9 million and $8.7 million for the three and nine months ended September 30, 2019, respectively.  Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.

Travel & Advertising and marketing expenses:  For the three and nine months ended September 30, 2020, travel & advertising and marketing expenses in aggregate decreased $2.4 million, or 75.0%, and $4.0 million, or 45.1%, respectively.  This decrease was the result of certain operational adaptations due to the impact of COVID-19.

Data processing expense: Total data processing expense for the three and nine months ended September 30, 2020 decreased by $63 thousand, or 2.1% and increased by $1.5 million, or 20.4%, respectively, compared to the same period in 2019.  The increase over the first nine months of 2019 was predominantly driven by third party costs incurred in internal software development and with additional software subscriptions to help maximize operational efficiencies.

Equipment expense:  For the three and nine months ended September 30, 2020, equipment expense decreased $47 thousand, or 1.1%, and increased $1.7 million, or 14.1%, respectively, compared to the same periods in 2019.  Primary factors contributing to this increase over the first nine months of 2019 were the depreciation of technology and infrastructure investments to support the Company’s growth initiatives.

FDIC insurance:  For the three and nine months ended September 30, 2020, FDIC insurance increased $2.0 million and $3.9 million, respectively, compared to the same periods in 2019 due to higher required premiums largely related to increased levels of assets.

Income Tax Expense

For the three months ended September 30, 2020, income tax expense increased by $9.3 million compared to the same period in 2019, and the Company’s effective tax rates were 25.7% and 37.8%, respectively.  The increase in income tax expense in the third quarter of 2020 over the third quarter of 2019 is primarily due to a significant increase in income before taxes. The higher effective tax rate in the third quarter of 2019 was the result of forecasted reductions in the targeted solar panel leasing activity for the remainder of that year.

For the nine months ended September 30, 2020, the Company had income tax expense of $5.4 million with an effective tax rate of 15.3% while the first nine months of 2019 had income tax expense of $3.3 million with an effective tax rate of 23.0%.  The lower effective tax rate for the first nine months of 2020 was a result of a discrete, estimated income tax benefit of $3.7 million related to the enactment of the CARES Act on March 27, 2020.  The CARES Act allows taxpayers to carryback certain net operating losses to each of the five taxable years preceding the taxable year of such losses.  As a result, the Company will be allowed to carryback its 2018 net operating loss which had been utilized and measured under the prior law using a 21% corporate income tax rate to pre-2018 taxable years during which the corporate income tax rate was 35%.  Based upon current projections, the effective tax rate for the remainder of 2020 is expected to be approximately 26.0% to 28.0%; however, there can be no assurance as to the actual amount because it will be dependent upon the nature and amount of future income and expenses, investments generating investment tax credits and transactions with discrete tax effects.

Discussion and Analysis of Financial Condition

September 30, 2020 vs. December 31, 2019

Total assets at September 30, 2020 were $8.09 billion, an increase of $3.28 billion, or 68.2%, compared to total assets of $4.81 billion at December 31, 2019. The growth in total assets was principally driven by the following:

•

Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, increased $413.4 million as a product of increased levels of borrowings, deposits and loan sales arising from strategically heightened levels of liquidity related to COVID-19 risks and uncertainties and funding for PPP and other loans originated in the second and third quarters;

•

Increased investment securities available-for-sale of $225.7 million.  This increase in investment securities was due to availability of excess surplus liquidity, discussed above related to pandemic readiness, accelerating 2020 investment growth in accordance with the Company’s asset-liability and liquidity management plan; and

•

Growth in loans and leases held for sale and held for investment of $2.63 billion resulting from strong origination activity in the first nine months of 2020, largely comprised of $1.76 billion in PPP loans. Additionally, the Company originated a record of $948.8 million loans and leases in the third quarter of 2020 excluding PPP loans.

Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, was $634.8 million at September 30, 2020, an increase of $413.4 million, or 186.7%, compared to $221.4 million at December 31, 2019.  As mentioned above, this increase reflects the impact of strategically heightened levels of liquidity related to COVID-19 risks and uncertainties and funding for PPP and other loans during the second and third quarters.

Total investment securities increased $225.7 million during the first nine months of 2020, from $540.0 million at December 31, 2019, to $765.8 million at September 30, 2020, an increase of 41.8%.  The Company increased its investment securities position during the first nine months of 2020 largely as a part of improving returns on excess liquidity and meeting annual investment asset-liability plans, as discussed above.  At September 30, 2020, the investment portfolio was comprised of U.S. government agency, U.S. government-sponsored entity mortgage-backed securities and municipal bonds.

Loans and leases held for sale increased $223.8 million, or 23.2%, during the first nine months of 2020, from $966.4 million at December 31, 2019, to $1.19 billion at September 30, 2020. The increase was primarily the result of strong loan originations, excluding PPP loans, in the third quarter of 2020 combined with declining levels of loan sales in the same period.

Loans and leases held for investment increased $2.41 billion, or 91.7%, during the first nine months of 2020, from $2.63 billion at December 31, 2019, to $5.04 billion at September 30, 2020. The increase was primarily the result of the above mentioned loan originations in 2020.

Premises and equipment, net, decreased $25.4 million, or 9.1%, during the first nine months of 2020 which was primarily driven by increased levels of depreciation of facilities and infrastructure to accommodate Company growth and solar panels to meet leasing obligations in prior periods combined with the decision to sell an aircraft carried at $10.1 million.  The decision to sell this aircraft resulted in it being reclassified out of premises and equipment to other assets as a held for sale asset carried at the lower of cost or market value.  Upon reclassification to held for sale the Company recognized an impairment charge of $1.0 million to mark the aircraft to its estimated fair value.

Other assets increased $48.8 million, or 31.2%, from $156.1 million at December 31, 2019 to $204.9 million at September 30, 2020.  This increase was due to a variety of items, principally comprised of the earlier discussed $13.7 million increase in the carrying value of the Company’s investment in Greenlight, a $12.2 million increase in accrued interest receivable driven by higher levels of interest earning assets, the above discussed aircraft reclassification, $6.6 million in increased receivables from the SBA for guarantee recoveries, $4.1 million in new intangibles added as a result of the acquisition of Jolley Asset Management, LLC (as discussed more fully in Note 1. Basis of Presentation under the subheading Business Combination) and $2.5 million in additional receivables for co-developed technology PPP loan processing services.

Total deposits were $5.71 billion at September 30, 2020, an increase of $1.48 billion, or 35.0%, from $4.23 billion at December 31, 2019. The increase in deposits was largely driven by the planned origination of PPP and other loans combined with the defensive strategy to build liquidity during the first quarter of 2020 due to the uncertainty of the effects of COVID-19.

Borrowings increased to $1.75 billion at September 30, 2020 from $14 thousand at December 31, 2019.  This increase was related to $1.74 billion in new borrowings through the PPPLF in the second and third quarters of 2020. These PPPLF borrowings were used to help fund PPP loans and complement the defensive strategy to build liquidity which commenced in the first quarter of 2020 due to the uncertainty of the effects of COVID-19.

Shareholders’ equity at September 30, 2020 was $584.2 million as compared to $532.4 million at December 31, 2019. The book value per share was $14.40 at September 30, 2020 compared to $13.20 at December 31, 2019. Average equity to average assets was 8.3% for the nine months ended September 30, 2020 compared to 12.2% for the year ended December 31, 2019. The increase in shareholders’ equity for the first nine months of 2020 was principally the result of net income of $30.0 million, other comprehensive income of $13.2 million and stock-based compensation expense of $9.5 million, partially offset by $3.6 million in dividends.

During the first nine months of 2020, 450,000 shares of Class B common stock (non-voting) were converted to Class A common stock (voting) under a private sale. The conversion decreased the value of Class B common stock (non-voting) and increased the value of Class A common stock (voting) by $4.8 million.

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

Total nonperforming assets and troubled debt restructurings, including loans measured at fair value, at September 30, 2020 were $145.0 million, which represented a $33.9 million, or 30.5%, increase from December 31, 2019. These nonperforming assets, at September 30, 2020 were comprised of $99.0 million in nonaccrual loans and leases and $3.3 million in foreclosed assets. Of the $145.0 million of nonperforming assets and TDRs, $98.5 million carried an SBA guarantee, leaving an unguaranteed exposure of $46.4 million in total nonperforming assets and TDRs at September 30, 2020. This represents an increase of $19.2 million, or 70.6%, from an unguaranteed exposure of $27.2 million at December 31, 2019.

The following table provides information with respect to nonperforming assets and troubled debt restructurings, excluding loans measured at fair value, at the dates indicated.

	September 30, 2020 (1)	December 31, 2019 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual) (2)	$46,749	$21,937
Total accruing loans and leases past due 90 days or more	—	—
Foreclosed assets	3,264	5,612
Total troubled debt restructurings (3)	31,830	16,566
Less nonaccrual troubled debt restructurings	(7,460)	(2,225)
Total performing troubled debt restructurings (3)	24,370	14,341
Total nonperforming assets and troubled debt restructurings (2)(3)	$74,383	$41,890
Total nonperforming loans and leases to total loans and leases held for investment (2)	1.12%	1.22%
Total nonperforming loans and leases to total assets (2)	0.65%	0.55%
Total nonperforming assets and troubled debt restructurings to total assets (2) (3)	1.03%	1.05%

	September 30, 2020 (1)	December 31, 2019 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the SBA (all on nonaccrual)	$26,596	$14,713
Total accruing loans and leases past due 90 days or more guaranteed by the SBA	—	—
Foreclosed assets guaranteed by the SBA	2,622	4,492
Total troubled debt restructurings guaranteed by the SBA	18,081	10,845
Less nonaccrual troubled debt restructurings guaranteed by the SBA	(4,113)	(385)
Total performing troubled debt restructurings guaranteed by SBA	13,968	10,460
Total nonperforming assets and troubled debt restructurings guaranteed by the SBA	$43,186	$29,665
Total nonperforming loans and leases not guaranteed by the SBA to total loans and leases held for investment (2)	0.48%	0.40%
Total nonperforming loans and leases not guaranteed by the SBA to total assets (2)	0.28%	0.18%
Total nonperforming assets and troubled debt restructurings not guaranteed by the SBA to total assets (2) (3)	0.43%	0.31%

(1)	Excludes loans measured at fair value.
(2)	The period ended September 30, 2020 excludes one $6.1 million hotel loan classified as held for sale.
(3)	The period ended September 30, 2020 excludes one $5.1 million hotel loan classified as held for sale.

Nonperforming assets and TDRs, excluding loans measured at fair value, at September 30, 2020 were $74.4 million, which represented a $32.5 million, or 77.6%, increase from December 31, 2019. These nonperforming assets, at September 30, 2020 were comprised of $46.7 million in nonaccrual loans and leases and $3.3 million in foreclosed assets. Of the $74.4 million of nonperforming assets and TDRs, $43.2 million carried an SBA guarantee, leaving an unguaranteed exposure of $31.2 million in total nonperforming assets and TDRs at September 30, 2020. This represents an increase of $19.0 million, or 155.2%, from an unguaranteed exposure of $12.2 million at December 31, 2019.

See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.

As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 9.0% at September 30, 2020, compared to 4.4% at December 31, 2019. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at September 30, 2020 and December 31, 2019 were 3.9% and 1.5%, respectively.

As of September 30, 2020, and December 31, 2019, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $217.1 million and $129.1 million, respectively.  The following is a discussion of these loans and leases.  Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases.  At September 30, 2020, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $118.7 million resulting in unguaranteed exposure risk of $98.4 million, or 6.4% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2019 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $65.8 million resulting in unguaranteed exposure risk of $63.3 million, or 5.4% of total held for investment unguaranteed exposure carried at historical cost. As of September 30, 2020, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Healthcare at 14.0%, Wine and Craft Beverage at 13.2%, Hotels at 12.7%, Entertainment Centers at 11.7%, Educational Services at 8.7%, Fitness Centers at 8.3%, Veterinary at 6.3% and Senior Care at 5.4%.  As of December 31, 2019, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Healthcare at 20.8%, Hotels at 14.7%, Wine and Craft Beverage at 14.3%, Self Storage at 8.4%, Veterinary at 7.1%, Government Contracting at 6.1%, and Educational Services at 5.7%.  Other than Hotels and Government Contracting which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division. Two previously impaired Government Contracting relationships were charged off in the first nine months of 2020 which resulted in a reduction in impaired loans for this vertical.  The majority of the increase in potential problem and classified loans and leases was comprised of a relatively small number of borrowers largely concentrated in the Company’s more mature verticals.  Furthermore, the Company believes that its underwriting and credit quality standards have continued to tighten with emphasis on new production in pandemic resilient verticals and increased monitoring of existing loans in pandemic susceptible verticals as the impacts and uncertainties COVID-19 continue to evolve.   With this emphasis, systemic issues have begun to appear within the Hotel and Entertainment Center verticals due to stress related to the COVID-19 pandemic and contributed to the increase in criticized and classified loans and leases.

The Bank does not classify loans and leases that experience insignificant payment delays and payment shortfalls as impaired. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less, unless the borrower was not past due at the time of a modification as a part of a COVID-19 assistance program.  In such instances this time period could extend to a period of six months or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. In all cases, credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term.  Short term modifications are not classified as TDRs, because they do not meet the definition set by the applicable accounting standards and the Federal Deposit Insurance Corporation.  At September 30, 2020, the Company had $56.4 million in modified unguaranteed loans and leases for borrowers impacted by the COVID-19 pandemic with $20.9 million of that total occurring in the third quarter. These modifications were primarily short-term payment deferrals generally no more than six-months in duration and accordingly are not considered troubled debt restructurings.

Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted.  Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. At September 30, 2020, and December 31, 2019, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $151.5 million and $89.5 million, respectively. The increase in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during the first nine months of 2020 was principally confined to six verticals: Fitness Centers  ($14.3 million or 23.1%), Entertainment Centers ($12.6 million or 20.4%), Senior Care ($11.8 million or 19.1%), Educational Services ($11.6 million or 18.7%), Wine and Craft Beverage ($7.0 million or 11.3%) and General Lending Solutions ($6.3 million or 10.1%).  Partially offsetting the increase in the above Risk Grade 5 loans and leases were decreases in Hotels ($5.8 million or 9.3%).  Other than Hotels, which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division. The decrease in Hotels was largely due to two relationships moving to risk grade 6 (substandard).  At September 30, 2020, approximately 100.0% of loans and leases classified as Risk Grade 5 are performing with no current payments past due more than 30 days.  While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio. In conjunction with this, management believes that volumes of delinquencies may be not be an accurate depiction of the borrower’s repayment abilities under the current pandemic induced circumstances due to payments being made by the SBA on behalf of borrower with loans under its programs.  This payment assistance commenced in the first quarter and will continue for six months.

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

The ACL of $28.2 million at December 31, 2019 increased by $16.0 million, or 56.6%, to $44.2 million at September 30, 2020. The ACL, as a percentage of loans and leases held for investment at historical cost amounted to 1.1% at September 30, 2020 and 1.6% at December 31, 2019. Excluding PPP loans and related reserves, the ACL, as a percentage of loans and leases held for investment at historical cost amounted to 1.8% at September 30, 2020.  As mentioned earlier, the Company adopted the new CECL standard effective January 1, 2020.  Upon adoption, the Company recorded a $1.3 million decrease in the ACL.  In implementing CECL, the Company accordingly determined to use forecasted levels of unemployment as a primary economic variable in forecasting future expected losses.  Based upon the severity of ongoing developments resulting from the COVID-19 pandemic, combined with the effects of the above discussed increased levels of criticized and classified loans and leases and charge-offs, as addressed more fully in the Provision for Loan and Lease Credit Losses section of Results of Operations, the Company’s allowance for credit losses on loans and leases increased significantly in the first half of the year and subsequently began to contract somewhat during the third quarter of 2020 due to improving economic forecasts.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have decreased by $5.7 million since December 31, 2019.  This decrease was principally due to monthly payments being made by the SBA for our SBA 7(a) borrowers. Total loans and leases 90 or more days past due increased $18.0 million, or 46.0%, compared to December 31, 2019.  The increase was comprised of a $11.9 million and $6.0 million increase in the unguaranteed and guaranteed portions, respectively, of past due loans compared to December 31, 2019 and was the result of a small number of relationships across eight industries but primarily concentrated within the Entertainment Center and Hotel verticals.  At September 30, 2020 and December 31, 2019, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 1.0% and 1.7%, respectively.  Total unguaranteed loans and leases past due were comprised of $20.7 million carried at historical cost, an increase of $12.8 million, and $3.8 million measured at fair value, a decrease of $7.8 million as of September 30, 2020 compared to December 31, 2019.  Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $44.2 million at September 30, 2020 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid, including but not limited to factors related to the above mentioned SBA delinquency effect and pandemic-susceptible verticals. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Notes to the Unaudited Condensed Consolidated Financial Statements in this report.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At September 30, 2020, the total amount of these four items was $2.96 billion, or 36.6% of total assets, an increase of $1.77 billion from $1.19 billion, or 24.8% of total assets, at December 31, 2019.

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

At September 30, 2020, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $765.8 million available as lendable collateral.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of September 30, 2020. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual Obligations
Deposits without stated maturity	$2,424,382	$2,424,382	$—	$—	$—
Time deposits	3,281,662	2,226,729	717,217	285,333	52,383
Borrowings	1,747,083	4,992	1,742,091	—	—
Operating lease obligations	3,585	752	1,327	292	1,214
Total	$7,456,712	$4,656,855	$2,460,635	$285,625	$53,597

As of September 30, 2020, and December 31, 2019, the Company had unfunded commitments to provide capital contributions for on-balance sheet investments in the amount of $14.7 million and $16.9 million, respectively.

Asset/Liability Management and Interest Rate Sensitivity

One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps. As of September 30, 2020, the balance sheet’s total cumulative gap position was slightly asset-sensitive at 0.1% . The shift to asset-sensitive versus the prior quarter liability-sensitive position is primarily due to the deployment of excess liquidity into loans and through reductions in the deposit portfolio.

The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, nor growth. Therefore, management uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios to measure interest rate risk more accurately.  As of September 30, 2020, the Company’s interest rate risk profile under the earnings simulation model method remains asset-sensitive. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk by match funding assets and liabilities with similar rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes and the longer duration of indeterminate term deposits.

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

Capital amounts and ratios as of September 30, 2020 and December 31, 2019, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - September 30, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$532,219	13.09%	$182,902	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$576,903	14.19%	$325,160	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$532,219	13.09%	$243,870	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$532,219	8.44%	$252,171	4.00%	N/A	N/A
Bank - September 30, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$477,182	12.06%	$178,087	4.50%	$257,237	6.50%
Total Capital (to Risk-Weighted Assets)	$521,866	13.19%	$316,600	8.00%	$395,749	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$477,182	12.06%	$237,450	6.00%	$316,600	8.00%
Tier 1 Capital (to Average Assets)	$477,182	7.59%	$251,381	4.00%	$314,226	5.00%
Consolidated - December 31, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)	$499,513	14.90%	$150,927	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$527,747	15.74%	$268,315	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$499,513	14.90%	$201,236	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$499,513	10.65%	$187,582	4.00%	N/A	N/A
Bank - December 31, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)	$451,807	13.66%	$148,950	4.50%	$215,150	6.50%
Total Capital (to Risk-Weighted Assets)	$480,040	14.51%	$264,800	8.00%	$331,000	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$451,807	13.66%	$198,600	6.00%	$264,800	8.00%
Tier 1 Capital (to Average Assets)	$451,807	9.68%	$186,627	4.00%	$233,283	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2020, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2020, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

During the three months ended September 30, 2020, the Company implemented new processes and controls related to a new core deposit operating system which began to house new customer accounts for savings accounts and certificates of deposits during the third quarter.  The Company will continue to monitor and evaluate internal controls over financial reporting as it relates this new deposit system.

Except as related to the adoption of ASU 2016‑13, the loan accounting system for PPP loans and the new core deposit operating system, there were no changes in the Company’s internal control over financial reporting during the three and nine month periods ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three months ended September 30, 2020, any pending legal proceedings other than nonmaterial proceedings occurring in the ordinary course of business.

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

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have had a significant negative impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to historically high unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and other legislation, and may take additional steps in the future for the same purpose, but there can be no assurance that there will be any further legislation or that any such steps will be effective or achieve their desired results in a timely fashion.

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

Federal, state and local governmental authorities have enacted, and may enact in the future, legislation, regulations, and protocols in response to the COVID-19 pandemic, including governmental programs intended to provide economic relief to businesses and individuals. Our participation in and execution of any such programs may cause operational, compliance, reputational, and credit risks, which could result in litigation, governmental action or other forms of loss.  There remains significant uncertainty regarding the measures that authorities will enact in the future and the ultimate impact of the legislation, regulations, and protocols that have been and will be enacted.  For example, the CARES Act temporarily added a new program titled the Paycheck Protection Program (the “PPP”) to the SBA’s 7(a) loan program.  The PPP was intended to provide economic relief to small businesses nationwide.  Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  After the PPP launched on April 3, 2020, we were an active participant in the program originating a substantial number and principal amount of PPP loans.  Rules and guidance regarding the PPP were not readily available at the start of the program, and the SBA and other government agencies continue to release additional rules and guidance that change or update the requirements and expectations of the regulatory agencies administering the PPP and regulating participating lenders.  As of the date of this report, there remains some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, with a number of important aspects of the PPP where regulatory agencies have not provided adequate or complete guidance, particularly with respect to process, procedures and criteria for forgiveness and servicing of PPP loans.  Banks participating in the PPP have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and regarding claims for fees to be paid to purported agents and other third parties, and we are exposed to the risk of litigation regarding the PPP.  If any such litigation is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome.  We also face credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan.  In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $20,000,000 in shares of the Company’s voting common stock from time to time through December 31, 2020 (the “Repurchase Program”). The Repurchase Program enables the Company to acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the repurchase program will be subject to various factors, including the Company’s capital and liquidity positions, regulatory and accounting considerations, the Company’s financial and operational performance, alternative uses of capital, the trading price of the Company’s common stock, and market conditions. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time.  As of September 30, 2020, the Company had not made any purchases of shares under the Repurchase Program.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: November 4, 2020	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer