Form 10-K
period 2020-12-31
Live Oak Bancshares, Inc.
filed 2021-02-25
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020, was approximately $442,026,821.  Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  There is no public market for the registrant's non-voting common stock.  For purposes of this calculation, the registrant has assumed that the market value of each share of non-voting common stock is equal to a share of voting common stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

As of February 24, 2021, there were 41,845,430 shares of the registrant’s voting common stock outstanding and 881,875 shares of the registrant’s non-voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2021 Annual Meeting of Shareholders, which the registrant plans to file subsequent to the date hereof, are incorporated by reference into Part III.  Portions of the registrant's annual report to shareholders for the year ended December 31, 2020, which will be posted on the registrant's website subsequent to the date hereof, are incorporated by reference into Part II.

Live Oak Bancshares, Inc.

Annual Report on Form 10-K

December 31, 2020

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

General

Live Oak Bancshares, Inc. (collectively with its subsidiaries including Live Oak Banking Company, the “Company,” also referred to as "our" and "we"), headquartered in Wilmington, North Carolina, is the bank holding company for Live Oak Banking Company (the “Bank” or "Live Oak Bank").  The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank and operates an established national online platform for small business lending and deposit gathering.  Live Oak Bancshares, Inc. was incorporated under the laws of the state of North Carolina on December 18, 2008, for the purpose of serving as the bank holding company of Live Oak Bank.  Live Oak Bancshares, Inc. completed its initial public offering (“IPO”) in July 2015.

The Company

The Company predominantly originates loans partially guaranteed by the U.S. Small Business Administration (the "SBA") and to a lesser extent by the USDA Rural Energy for America Program ("REAP"), Water and Environmental Program (“WEP”), Business & Industry ("B&I") and Community Facilities loan programs.  These loans are to small businesses and professionals with what the Company believes are lower risk characteristics. Industries, or “verticals,” on which the Company focuses its lending efforts are carefully selected. Within these verticals the Company typically retains individuals who possess extensive industry-specific experience. The Company also lends more broadly to select borrowers outside of those verticals.

In addition to focusing on industry verticals, the Company emphasizes developing detailed knowledge of its customers’ businesses. This knowledge is developed, in part, through virtual and/or regular visits with customers, wherever they are located. These regular visits are designed to foster, both for the Company and for the customer, a deep and personalized experience throughout the lending relationship.  The Company has developed and continues to refine a technology-based platform to facilitate providing financial services to the small business community on a national scale, and has leveraged this technology to optimize the Company's loan origination process, customer experience, reporting metrics, and servicing activity. The Company services customers efficiently throughout the loan process and monitors their performance by means of the technology-based platform without maintaining traditional branch locations.

For additional information on the Company's business, financial performance and results of operations, see “Overview” and “Executive Summary” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report. For information on the Company’s financial information about geographic areas, see Part II, Item 8 of this Report.

The Company's voting common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LOB.”  As of January 31, 2021, there were 276 holders of record of the Company's voting common stock. The Company's principal executive office is located at 1741 Tiburon Drive, Wilmington, North Carolina 28403, telephone number (910) 790-5867. The Company maintains a website at www.liveoakbank.com. Documents available on the website include: (i) the Company's Code of Ethics and Conflict of Interest Policy; and (ii) charters for the Audit and Risk, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors. These documents also are available in print to any shareholder who requests a copy.

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

Employees and Human Capital Resource Management

The Company operates on the fundamental philosophy that people are our most valuable asset, because every person who works for us has the potential to impact our success as well as the success of our customers.  The Company’s employees are the source of our deep industry and product expertise and the embodiment of our culture.  It is this industry vertical expertise, product knowledge and our culture that differentiate the Company and allow us to provide an unprecedented customer experience and live our mission to fuel the growth of small business across the country and be America’s Small Business Bank.

As a financial institution, our ability to attract, develop and retain highly qualified employees is critical to our success. The Company’s core values of innovation, dedication, ownership, respect and teamwork are pillars of our culture and represent the expectations we have of each and every one of our employees. We believe our people provide significant value to our Company and its shareholders.

Demographics

As of December 31, 2020, the Company had 621 full-time employees, 18 part-time employees and 8 independent contractors.  None of the Company’s employees are covered by a collective bargaining agreement, and management considers relations with employees to be good.

Diversity and Inclusion

The Company strives to foster a welcoming, supportive, and equitable environment for diverse employees.  To accomplish this, the Company focuses on engagement, awareness, training, accountability, education, and communication.  During 2020, the Company offered implicit bias training, conducted a Juneteenth town hall event, facilitated and participated in quarterly roundtable discussions on topics of diversity, equity and inclusion, and saw the formation of an internal affinity group called R.I.S.E. (Responsibility to Identify Solutions & Empower).  The Company’s diversity, equity and inclusion initiatives are both internally and externally focused.  Its commitment to providing and enhancing a support infrastructure for people with underrepresented backgrounds remains a strategic initiative in 2021 and beyond.  The Company intends to continue to identify, monitor and measure meaningful diversity and inclusion goals, to continue to foster a welcoming environment through education, communication and recruiting efforts, and to provide support so that diverse employees have the resources and relationships they need to be successful and thrive.

Compensation

We believe that creating an unprecedented banking experience for small business owners nationwide through service and technology will build long-term shareholder value.  To accomplish this, we endeavor to identify, recruit, retain and incentivize exceptional employees.  Our compensation policy is based on the premise that employees should receive fair and equitable treatment based on their individual contributions to the Company’s profitability and success. We use a combination of fixed and incentive pay, including base salary, cash bonus and equity compensation.  We also offer a 401(k) savings plan to qualifying employees.

Our compensation program is intended to motivate employees to successfully execute our mission.  The Company believes that the most effective incentive compensation programs strive to achieve the following objectives:

•	align compensation with responsibilities and performance;
•	align employees’ interests with those of our shareholders;
•	motivate performance toward the achievement of business objectives;
•	clearly communicate compensation policies and structures to employees;
•	motivate behaviors to increase long-term profitability while maintaining the Company’s primary commitment to safety and soundness;
•	attract and retain talent and build leadership succession within business units.

Benefits and Wellness

As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees with access to flexible and convenient insurance programs intended to meet their needs and the needs of their families. In addition to robust medical, dental and vision coverage, we offer eligible employees dependent care flexible spending accounts, paid time off, employee assistance programs, short-term and long-term disability insurance and term life insurance.

Our focus on employee wellness extends beyond just insurance benefits.  The Company provides access to an intranet site focused on physical, mental, emotional and financial wellness, and at its Wilmington headquarters facility, an on-site health clinic for employees, on-site physical therapy appointments, and an on-site wellness facility staffed with certified physical trainers and regularly scheduled live and virtual wellness classes.  The Company’s main campus in Wilmington also offers two on-site restaurants that provide heart-healthy options and which can cater to specific dietary needs.

In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees, as well as the communities in which we operate. These measures included capacity limits in our buildings, temperature check stations at building entryways, mask mandates, and one-way stairways.  In addition, our 100% cloud-based operations allowed our employees to transition to a remote working environment with no material effect on our operations or customer experience.  We continue to embrace a flexible working arrangement for a majority of our employees.

Commitment to Values and Ethics

Along with our core values, we have adopted a Code of Ethics and Conflict of Interest Policy, which set forth expectations and guidance for employees to make appropriate decisions. Our Code of Ethics and Conflict of Interest Policy cover topics such as conflicts of interest, compliance with laws, appropriate use of company assets, protecting confidential information, and reporting of violations. Our Code of Ethics and Conflict of Interest Policy reflect our commitment to operating in a fair, honest, responsible and ethical manner and also provide direction for reporting complaints in the event of alleged violations of our policies. Our executive officers and supervisors maintain “open door” policies, and any form of retaliation is strictly prohibited.

Professional Development and Training

We believe training and professional development for our employees has a positive impact on employee retention, customer experience and, ultimately, shareholder value.  The Company has certain training programs and resources in place to meet the needs of various roles, skill sets and departments across the Company, including:

•	Internally and externally led manager training and professional development;
•	Internally led “lunch and learn” meetings for role-specific skills;
•	Web-based learning modules and training for personal and professional development, skill-based learning, leadership development and management functions;
•	Formal cross-department teams tasked with technology, initiative roll-outs and change management; and
•	Tuition reimbursement for job-specific certifications and required continuing education.

Communication and Engagement

We believe that the Company’s success and the ultimate creation of long-term value for shareholders begin with employees understanding how their work contributes to the Company’s overall strategy.  To this end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including:

•	An annual company-wide “all hands” meeting;
•	Regularly scheduled town hall meetings that are led by our key executives and held quarterly or more often as needed;
•	Periodic posts from the Bank’s president via our internal enterprise social media network; and
•	An open-door environment that encourages communication, collaboration and the free-flow of information.

Collaboration, both within and between business units, is a hallmark of our approach to service delivery and value creation for our customers and stakeholders.

Competition

Commercial banking in the United States is extremely competitive. The Company competes with national banking organizations, including the largest commercial banks headquartered in the country, all of which have small business lending divisions. The Company also competes with other federally and state-chartered financial institutions such as community banks and credit unions, finance and business development companies, peer-to-peer and marketplace lenders and other non-bank lenders. Many of the Company's competitors have higher legal lending limits and are also able to provide a wider array of services and make greater use of media advertising given their size and resources.

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

Subsidiaries

In addition to the Bank, the Company directly or indirectly held the following wholly owned subsidiaries as of December 31, 2020:

•

Canapi Advisors, LLC, formed in September 2018 for the purpose of providing investment advisory services to a series of funds focused on providing venture capital to new and emerging financial technology companies.

•	Live Oak Ventures, Inc., formed in August 2016 for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology;
•

Live Oak Grove, LLC, formed in February 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location at the Company’s Wilmington, North Carolina headquarters; and

•

Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans.

In 2010, the Bank formed Live Oak Number One, Inc., a wholly owned subsidiary, to hold properties foreclosed on by the Bank.

In 2018, the Bank formed Live Oak Private Wealth, LLC (“LOPW”), a registered investment advisor that provides high-net-worth individuals and families with strategic wealth and investment management services, and on April 1, 2020, it acquired Jolley Asset Management, LLC (“JAM”) to broaden service offerings for existing high-net-worth individuals and families, attract new clients from an expanded footprint and benefit from economies of scale.

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

Operating Segments

The Company’s operations are managed along two reportable operating segments consisting of Banking and Fintech.  See the sections captioned “Results of Segment Operations” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 - Segments in the notes to consolidated financial statements included in Item 8 - Financial Statements and Supplementary Data elsewhere in this report.

SUPERVISION AND REGULATION

General

The Company is subject to extensive regulation in connection with its respective activities and operations. The framework under which the Company is supervised and examined is complex. This framework includes federal and state laws, regulations, policy statements, guidance, and other interpretative materials that define the obligations and requirements for financial institutions.

Regulations of banks and their holding companies is subject to continual revision, through legislative changes, regulatory revisions, and the evolving supervisory objectives of federal and state banking agency examiners and supervisory staff. It is not possible to predict the content or timing of changes to the laws and regulations that may impact the business of the Company. Any changes to the regulatory framework applicable to the Company could have a material adverse impact on the conditions and operations of each entity.

In addition to the regulation and supervision summarized below, the Company is a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”) and is required to file reports with the SEC and otherwise comply with federal securities laws.

The following discussion is not intended to be a complete description of all the activities regulated by U.S. banking laws and regulations or of the impact of such laws and regulations on the Company. Rather, it is intended to briefly summarize the legal and regulatory framework in which the Company operates and describes legal requirements that impact its businesses and operations. The information set forth below is subject to change.

Federal Bank Holding Company Regulation and Structure

As a registered bank holding company, the Company is subject to regulation under the Bank Holding Company Act, or BHCA, and to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a North Carolina-chartered commercial bank and is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation, or the FDIC, and the North Carolina Commissioner of Banks, or NCCOB.

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

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if a person or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has securities registered under Section 12 of the Exchange Act; or
•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Live Oak Bancshares, Inc.’s voting common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.

On April 1, 2020, the Federal Reserve’s final rule revising the “controlling influence” prong of its “control” rules promulgated under the BHCA became effective. The final rule largely reaffirms the Federal Reserve’s existing framework for analyzing “controlling influence” but with some new rules for presumptions of control for investments in and by banking organizations that represent more than 4.9% and less than 24.9% of control over any class of voting securities. By codifying the Federal Reserve’s presumptions used in making control determinations, the final rule provides greater transparency on the types on relationships that the Federal Reserve generally views as supporting a facts-and-circumstances determination that one entity controls another. The final rule applies to questions of control under the BHCA, but does not extend to the Change in Bank Control Act.

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

Under the BHCA, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act of 1977 rating of each subsidiary bank must be satisfactory or better. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. Live Oak Bancshares, Inc. filed an election and became a financial holding company in 2016.

Under Federal Reserve policy and as codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Company is expected to act as a source of financial strength for Live Oak Bank and to commit resources to support Live Oak Bank. This support may be required at times when the Company might not be inclined to provide it or it might not be in the Company's best interests or the best interests of its shareholders. In addition, any capital loans made by the Company to Live Oak Bank will be repaid only after Live Oak Bank’s deposits and various other obligations are repaid in full.

Live Oak Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations and it is supervised and examined by state and federal bank regulatory agencies. The FDIC and the NCCOB regularly examine the operations of Live Oak Bank and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. These agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

State Law

Live Oak Bank is subject to extensive supervision and regulation by the NCCOB. The NCCOB oversees state laws that set specific requirements for bank capital and that regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The NCCOB supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and banks are required to make regular reports to the NCCOB describing in detail their resources, assets, liabilities, and financial condition. Among other things, the NCCOB regulates mergers and consolidations of North Carolina state-chartered banks, capital requirements for banks, loans to officers and directors, payment of dividends, record keeping, types and amounts of loans and investments, and the establishment, relocation, and closing of branches.

The NCCOB has extensive enforcement authority over North Carolina banks. Such authority includes the ability to issue cease-and-desist orders and to seek civil money penalties. The NCCOB may also take possession of a North Carolina bank in various circumstances, including for a violation of its charter or of applicable laws, operating in an unsafe and unsound manner, or as a result of an impairment of its capital, and may appoint a receiver.

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

Payment of Dividends and Other Restrictions

The Company is a legal entity separate and distinct from the Bank. While there are various legal and regulatory limitations under federal and state law on the extent to which banks can pay dividends or otherwise supply funds to holding companies, a principal source of cash revenues for the Company is dividends from the Bank. The relevant federal and state regulatory agencies have authority to prohibit a state bank or bank holding company, which would include the Bank and the Company, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of a bank, be deemed to constitute an unsafe or unsound practice in conducting its business.

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

The risk-based capital standards are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

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

At December 31, 2020, the Company's risk-based capital ratios, as calculated under applicable capital standards were 12.15%  common equity Tier 1 capital to risk weighted assets, 12.15% Tier 1 capital to risk weighted assets, and 13.39% total capital to risk weighted assets.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average total on-balance sheet assets, less goodwill and certain other intangible assets, of 4% for bank holding companies. The Company’s ratio at December 31, 2020 was 8.40% compared to 10.65% at December 31, 2019. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2020, Live Oak Bank had capital levels that qualify as “well capitalized” under the applicable regulations.

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

Basel III.  The regulatory capital framework under which the Company and Live Oak Bank operate changed in significant respects as a result of the Dodd-Frank Act and other regulations, including the separate regulatory capital requirements put forth by the Basel Committee on Banking Supervision, commonly known “Basel III.”

In July 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency approved final rules that established an integrated regulatory capital framework that addressed shortcomings in certain capital requirements. The rules implemented in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. These rules have applied to the Company since 2015.  Compliance by the Company and the Bank with these capital requirements affects their respective operations by increasing the amount of capital required to conduct operations.

Community Bank Leverage Ratio.  As discussed below, in 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) became law, which directed the federal banking agencies to develop a community bank leverage ratio (“CBLR”) of not less than 8 percent and not more than 10 percent for qualifying community banking organizations.  EGRRCPA defines a qualifying community banking organization as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion, which would include the Company and the Bank.  A qualifying community banking organization that exceeds the CBLR level established by the agencies is considered to have met: (i) the generally applicable leverage and risk-based capital requirements under the agencies’ capital rule; (ii) the capital ratio requirements in order to be considered well capitalized under the agencies’ prompt corrective action framework (in the case of insured depository institutions); and (iii) any other applicable capital or leverage requirements.  Section 201 of EGRRCPA defines the CBLR as the ratio of a banking organization’s CBLR tangible equity to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filing.

In 2019, the FDIC passed a final rule on the CBLR, setting the minimum required CBLR at 9 percent.  The rule went into effect in 2020.  Under the final rule, a qualifying community banking organization may elect to use the CBLR framework if its CBLR is greater than 9 percent.  A qualifying community banking organization that has chosen the proposed framework is not required to calculate the existing risk-based and leverage capital requirements.  A bank is also considered to have met the capital ratio requirements to be well capitalized for the agencies’ prompt corrective action rules provided it has a CBLR greater than 9 percent.  The Company has not elected to implement the CBLR framework at this time.

Acquisitions

The Company must comply with numerous laws related to any potential acquisition activity. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. The acquisition of non-banking companies is also regulated by the Federal Reserve. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. Additionally, under the Dodd-Frank Act, banks are permitted to open a de novo branch in any state if that state would permit a bank organized in that state to open a branch.

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

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF.  The assessment rates for an insured depository institution vary according to the level of risk incurred in its activities, which for established small institutions like the Bank (i.e., those institutions with less than $10 billion in assets and insured for five years or more), is generally determined by reference to the institution’s supervisory ratings.  The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Live Oak Bank’s insurance assessments during 2020 and 2019 were $7.5 million and $3.4 million, respectively. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Privacy

Financial institutions are required by the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 to disclose their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. The Bank has established a privacy policy that it believes promotes compliance with these federal requirements. In addition, certain state laws could potentially impact the Bank’s operations, including those related to applicable notification requirements when unauthorized access to customers’ nonpublic personal information has occurred.

Federal Home Loan Bank System

The Federal Home Loan Bank, or FHLB, System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency, or FHFA.  The FHLBs provide a central credit facility primarily for member institutions.  As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $4.3 million at December 31, 2020. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta.  Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

The Volcker Rule

Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” certain limitations are placed on the ability of insured depository institutions and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule became fully effective in 2015, and banking entities had until 2017, to divest certain legacy investments in covered funds.  The Federal Reserve, Office of the Comptroller of Currency, FDIC, SEC, and Commodity Futures Trading Commission finalized amendments to the Volcker Rule in 2019, which relate primarily to the Volcker Rule’s proprietary trading and compliance program requirements.  These amendments to the Volcker Rule became effective in 2020, with compliance required by January 1, 2021. The amendments do not change the Volcker Rule’s general prohibitions, but they offer certain clarifications and a simplified approach to compliance. In June 2020, the agencies finalized further amendments to the Volcker Rule's funds provisions, which clarify key definitions and add new, and modify certain existing, exclusions from the definition of covered fund. Further, pursuant to EGRRCPA enacted in 2018 and discussed below, community banks are excluded from the restrictions of the Volcker Rule if (i) the community bank, and every entity that controls it, has total consolidated assets equal to or less than $10 billion and (ii) trading assets and liabilities of the community bank, and every entity that controls it, are equal to or less than five percent of its total consolidated assets.  The Company and Live Oak Bank are currently below these thresholds and thus exempt from the Volcker Rule.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, mandated for public companies, such as the Company, a variety of reforms intended to address corporate and accounting fraud and provided for the establishment of the Public Company Accounting Oversight Board, or PCAOB, which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. Sarbanes-Oxley imposed higher standards for auditor independence and restricted the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

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

Real Estate Lending Evaluations

The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan-to-value ratio limitations on real estate loans. Live Oak Bank’s respective loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.

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

As of December 31, 2020, the Bank's C&D concentration as a percentage of bank capital totaled 88.7% and the Bank's CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 96.7%.

Limitations on Incentive Compensation

In 2009, the Federal Reserve issued proposed guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with the proposed guidance, the Federal Reserve announced that it would review incentive compensation arrangements of bank holding companies such as the Company as part of the regular, risk-focused supervisory process.

In 2010, the Federal Reserve issued the incentive compensation guidance in final form and was joined by the FDIC, and the Office of the Comptroller of the Currency. The final guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and reward and, thus, do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

While the Dodd-Frank Act contemplated additional regulatory action to be taken related to incentive compensation, the administrative agencies have not yet adopted the contemplated regulations.

Registered Investment Adviser Regulation

LOPW and JAM are registered investment advisers under the Investment Advisers Act of 1940 and the SEC’s regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Supervisory agencies have the power to limit or restrict LOPW and JAM from conducting their business in the event they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on business activities for specified periods of time, revocation of registration as an investment adviser and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of LOPW and JAM.

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

Dodd-Frank Act

The Dodd-Frank Act was signed into law in 2010 and implemented many changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. Pursuant to the Dodd-Frank Act, the Financial Stability Oversight Council, or the FSOC, was created and is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. Under the Dodd-Frank Act, the Consumer Financial Protection Bureau, or the CFPB, was also created as a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and that such markets are fair, transparent and competitive.

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

Banks and bank holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), with some modifications required by state law and the 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  Although Live Oak’s federal income tax liability is determined under provisions of the Code, which is applicable to all taxpayers, Sections 581 through 597 of the Code apply specifically to financial institutions.

Among other things, the new Tax Act (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarified the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. The Tax Act also significantly changed U.S. tax law related to foreign operations, however, such changes do not currently impact the Company. Management continues to explore investments which generate investment tax credits and as a result there can be no assurance as to the actual effective rate because it will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.

Economic Growth, Regulatory Relief, and Consumer Protection Act

In 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, which amended provisions of the Dodd-Frank Act and was intended to ease, and better tailor, regulation, particularly with respect to smaller-sized institutions such as the Company.  EGRRCPA’s highlights included, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (iv) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (v) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status. In 2019, the FDIC passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9 percent.  The rule went into effect in 2020.  In addition, the Federal Reserve was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities and not having a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC.  Consistent with EGRRCPA, the Federal Reserve passed an interim final rule that became effective in 2018 to increase the asset threshold to $3 billion for qualifying for such policy statement.

The Coronavirus Aid, Relief, and Economic Security Act

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. For example, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the Economic Aid Act) passed on December 27, 2020, allocated additional funding to the PPP, which funds can be used not only by small businesses who have yet to receive a PPP loan but also by some small businesses who may be eligible to receive a second PPP loan.  The Economic Aid Act also significantly revised various aspects of the PPP terms and conditions, including certain aspects of the forgiveness process.  The Company continues to assess the impact of the CARES Act, the Economic Aid Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program, or PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under U.S. generally accepted accounting principles, or GAAP, for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as troubled debt restructurings and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company is applying this guidance to qualifying loan modifications.

Temporary Community Bank Leverage Ratio Relief. Pursuant to the CARES Act, the federal banking agencies adopted an interim rule, effective until December 31, 2020, to (i) reduce the minimum Community Bank Leverage Ratio from 9% to 8% percent and (ii) give community banks two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%.

Temporary Regulatory Capital Relief related to Impact of CECL. Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of the current expected credit loss model, or CECL, for determining credit loss estimates. The interim final rule provides banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The federal banking agencies have since issued a final rule that makes certain technical changes to the interim final rule. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. The Company did not elect this option.

Evolving Legislation and Regulatory Action

New laws or regulations or changes to existing laws and regulations, including changes in interpretation or enforcement, could materially adversely affect the Company's financial condition or results of operations. Some aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. As a result, the overall financial impact on the Company and Live Oak Bank cannot be anticipated at this time.

Item 1A.	RISK FACTORS

An investment in Live Oak Bancshares, Inc.’s common stock involves certain risks. The following discussion highlights the risks that management believes are material for the Company, but do not necessarily include all the risks that we may face. Additional risks and uncertainties that are not currently known or that management does not currently deem material could also have a material adverse impact on our business, results of our operations and financial condition.  You should carefully consider the risk factors and uncertainties described below and elsewhere in this Report in evaluating an investment in Live Oak Bancshares, Inc.’s common stock.

Summary of Risk Factors

The following is a summary of the most significant risks and uncertainties that we believe could adversely affect our business, financial condition or results of operations. In addition to the following summary, you should consider the other information set forth in this “Risk Factors” section and the other information contained in this report before investing in our securities.

Risks Related to Our Business

•

The COVID-19 pandemic and responsive measures could have a material adverse effect on our business, results of operations, and financial condition; such effects will depend on future developments, which are uncertain and difficult to predict.

•	Unexpected credit losses could have a material adverse effect on our capital, financial condition, and results of operations.
•

Changes to the SBA or other government-guaranteed lending programs by the federal government, or the loss of our status as an SBA Preferred Lender, could have a material adverse effect on our business.

•	Changes in our ability to use, or the terms of our use of, intellectual property owned by other companies could have a material adverse effect on our business.

•	We must effectively manage risks in connection with our information systems, which may experience disruption, failure, or security breaches.

•	Our loan portfolio is concentrated in commercial real estate loans, which involve a high degree of credit risk.

•	We must effectively manage our interest rate risks.

•	We must maintain an appropriate allowance for credit losses.

•	We must effectively manage our liquidity risk.

•	We are subject to environmental liability risk associated with our lending activities.

•	We must effectively manage our counterparty risk.

•	Our expansion strategy, including new lines of business, new products, acquisitions, and investments, exposes us to risks.

•	We are less able to diversify our lending risks than larger financial institutions.

•	The replacement of LIBOR with an alternative reference rate may adversely affect interest income or expense.

•

Our directors and executive officers own a significant amount of our outstanding common stock, which could limit other shareholders’ ability to influence corporate matters and may hinder a third party from acquiring control of the Company.

Risks Related to Our Investment in Apiture

•

If the market for Apiture’s products and services develops more slowly or in different ways than anticipated, or if Apiture experiences development delays or software defects, our investment could be negatively impacted.

•	Information security breaches or other breakdowns in processing systems could damage Apiture’s business and negatively impact our investment.

Risks Related to Our Regulatory Environment

•	We are subject to extensive government regulation and supervision.

•	We must maintain adequate regulatory capital to support our business.

Risks Related to Our Common Stock

•	The trading volume in our common stock is less than that of larger financial institutions.

•	There is no guarantee that we will be able to pay future dividends.

•	Federal laws and regulations impose restrictions on the ownership of our common stock.

•	We may issue additional equity or debt securities in the future, which could dilute existing shareholders and affect the market price of our common stock.

•	Anti-takeover provisions in our governing documents could adversely affect our shareholders.

•	An investment in our common stock is not an insured deposit.

General Risk Factors

•	We compete with larger financial institutions and other financial service providers.

•	We must attract, retain, and develop key personnel.

•	Our risk management framework may not effectively mitigate risks or losses to us.

•	Hurricanes or other adverse weather events could disrupt our operations.

•	Our failure to maintain an effective system of internal control over financial reporting could harm our business.

•	Damage to our business reputation could adversely impact our business and results of operations.

Risks Related to Our Business

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, and financial condition, and such effects will depend on future developments that are highly uncertain and difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have had a significant negative impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to historically high unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the Economic Aid Act and other legislation, and may take additional steps in the future for the same purpose, but there can be no assurance that there will be any further legislation or that any such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our operations and the operations of our borrowers, customers, and business partners. For example, as a result of the significant uncertainty due to the COVID-19 pandemic we realized a substantial build in our allowance for credit losses for 2020. We could also experience declining values of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital.  A number of factors impacting us or our borrowers, customers or business partners could materially adversely affect our business, results of operations, and financial condition, including but not limited to:

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

Federal, state and local governmental authorities have enacted, and may enact in the future, legislation, regulations, and protocols in response to the COVID-19 pandemic, including governmental programs intended to provide economic relief to businesses and individuals. Our participation in and execution of any such programs may cause operational, compliance, reputational, and credit risks, which could result in litigation, governmental action or other forms of loss.  There remains significant uncertainty regarding the measures that authorities will enact in the future and the ultimate impact of the legislation, regulations, and protocols that have been and will be enacted.  For example, the CARES Act temporarily added a new program titled the Paycheck Protection Program (the “PPP”) to the SBA’s 7(a) loan program.  The PPP was intended to provide economic relief to small businesses nationwide.  Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  After the PPP launched on April 3, 2020, we were an active participant in the program originating a substantial number and principal amount of PPP loans.  In addition, the CARES Act provided regulatory relief on deferrals offered to certain borrowers and provided six months of payment relief through the first quarter of 2021 from the SBA for certain loans guaranteed by that agency.  We face the risk that payment deferrals and those subsidy payments being made by the SBA for borrowers under its programs may be skewing actual indications of ability to repay.  The Economic Aid Act passed on December 27, 2020, allocated additional funding to the PPP, which funds can be used not only by small businesses who have yet to receive a PPP loan but also by some small businesses who may be eligible to receive a second PPP loan.  The Economic Aid Act also significantly revised various aspects of the PPP terms and conditions, including certain aspects of the forgiveness process.  Rules and guidance regarding the PPP were not readily available at the start of the program, and the SBA and other government agencies continue to release additional rules and guidance that change or update the requirements and expectations of the regulatory agencies administering the PPP and regulating participating lenders.  As of the date of this report, there remains some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, with a number of important aspects of the PPP where regulatory agencies have not provided complete guidance, particularly with respect to process, procedures and criteria for forgiveness and servicing of PPP loans.  Banks participating in the PPP have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and regarding claims for fees to be paid to purported agents and other third parties, and we are exposed to the risk of litigation regarding the PPP.  If any such litigation is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome.  We also face credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan.  In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

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

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in this “Risk Factors” section.

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

However, the value of the collateral might not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customer. The resolution of nonperforming assets, including the initiation of foreclosure proceedings, requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities, and which expose us to additional legal costs. Elevated levels of loan delinquencies and bankruptcies in our market areas, generally, and among our customers specifically, can be precursors of future charge-offs and may require us to increase our allowance for credit losses on loans and leases, or ACL. Higher charge-off rates, delays in the foreclosure process or in obtaining judgments against defaulting borrowers or an increase in our ACL may negatively impact our overall financial performance, may increase our cost of funds, and could materially adversely affect our business, results of operations and financial condition.

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

During the fourth quarter of 2018, we began implementing a strategic decision to retain a larger portion of our loans eligible for sale on our balance sheet.  Notwithstanding this decision, we anticipate that gains on the sale of loans will comprise a meaningful component of our revenue in 2021.  We sell the guaranteed portion of some of our SBA 7(a) loans in the secondary market. These sales have resulted in premium income for us at the time of sale and created a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our business, results of operations and financial condition.

In addition, we make loans through the Rural Energy for America Program of the United States Department of Agriculture, or the USDA, which provides guaranteed loan financing and grant funding to agricultural producers and rural small businesses for renewable energy systems or to make energy-efficient improvements, and through other USDA guaranteed lending programs.  A typical SBA 7(a) loan carries a 75% guarantee while USDA guarantees range from 60% to 80% depending on loan size and type.  We expect to continue to sell a large proportion of the USDA loans that we originate in the secondary market as they become eligible for sale.  The origination and sale of these loans are subject to similar risks associated with the origination and sale of SBA 7(a) loans as described above.  The laws, regulations and standard operating procedures that are applicable to SBA and USDA loan products may change at any time.  Because government regulation greatly affects the business and financial results of our organization, changes in the laws, regulations and procedures applicable to SBA and USDA loans could adversely affect our ability to operate profitably.

A prolonged U.S. government shutdown would harm our results of operations.

Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption on account of a prolonged failure to maintain significant U.S. government operations, particularly those pertaining to the SBA, the USDA or the FDIC. Any such failure to maintain such U.S. government operations would impede our ability to originate SBA loans and our ability to sell such loans in the secondary market, which would materially adversely affect our business, results of operations and financial condition.

We are dependent upon the use of intellectual property owned by third parties, and any change in our ability to use, or the terms upon which we may use, this intellectual property could have a material adverse effect on our business.

The technology-based lending platform that is pivotal to our success is dependent on the use of the nCino Bank Operating System and Salesforce.com, Inc.’s Force.com cloud computing infrastructure platform. We rely on a non-exclusive license to use nCino’s platform. Because our license is non-exclusive, the nCino Bank Operating System is available to other lenders and nothing would prevent our competitors from developing, licensing or using similar technology. Our license currently expires on November 14, 2024. Notwithstanding the term of our agreement, our license may be terminated if we are in material breach of the license and do not cure the breach within 30 days. In addition, nCino relies on a license to use the Salesforce.com platform, and if nCino were unable to maintain its rights under that license, our ability to rely on the nCino license could be adversely affected. We can offer no assurance that we will be able to renew or maintain our license to use the nCino Bank Operating System on terms that are acceptable. Termination of either of these licenses or the reduction or elimination of our licensed rights may result in our having to negotiate new licenses with less favorable terms, or the inability to obtain access to such licensed technology at all.

Similarly, Apiture LLC (“Apiture”) has provided the Bank significant engineering, development, professional and other services under an agreement to deliver the products and services that will comprise the next-generation banking platform that we believe will be important for our future strategy and success.  If successful, this banking platform would enable us to offer checking and other transactional accounts on a broad basis to our customers.  Offering these types of banking products for the first time to our customers presents greater and more complex operational, compliance and other risks than the risks associated with the deposit products we currently offer.  There can be no assurance that Apiture will be able to develop and support the implementation of our new banking platform in a timely and cost-effective manner or that Apiture will continue to provide any services on which we rely at appropriate service levels or at prices that would be market competitive.  See “Risks Related to Our Investment in Apiture” below for additional risks that Apiture faces, some or all of which could have a material adverse impact on our Bank as a customer of Apiture.  In addition, we are an investor in Finxact, Inc., an early-stage fintech company developing an enterprise class, cloud-native Core-as-a-Service platform that we also believe will be important for our future strategy and success. We also rely on numerous other vendors and third parties to provide software and solutions comprising the new banking platform that we are developing. If this technology is not successfully developed and implemented at our Bank, if we were to lose access to any of this technology, or if we were only able to access the technology on less favorable terms, we would not be able to offer our customers the next-generation banking platform services that we intend to offer, and our business, financial condition, results of operations and prospects could be materially and adversely affected.

A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyber-attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

As a financial institution, our operations rely heavily on the secure data processing, storage and transmission of confidential and other information on our computer systems and networks. Cloud technologies, including third-party cloud infrastructure, are also critical to the operation of our systems, and our reliance on cloud technologies is growing.  Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems and the technology we use, including services and solutions provided by third-party vendors, could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets. The increased use of mobile and cloud technologies, as well as the increase in remote work due to the COVID-19 pandemic, can heighten these and other operational risks.  We may fail to promptly identify or adequately address any such failures, interruptions or security breaches if they do occur. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.

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

As of December 31, 2020, the fair value of our available for sale securities portfolio was approximately $750.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, monetary tapering actions by the Federal Reserve, and changes in market interest rates and potential instability in the capital markets. Any of these factors, among others, could cause impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects, as well as the value of our common stock. The process for determining whether a security is reported at the proper carrying amount usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our inability to accurately predict the future performance of an issuer or to efficiently respond to changing market conditions could result in a decline in the value of our investment securities portfolio, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, adjustments to the allowance for credit losses on available-for-sale investment securities would negatively affect the Company’s earnings and regulatory capital ratios.

Our ACL may prove to be insufficient to absorb life-time losses on loans and off-balance sheet credit exposures.

We maintain allowances for credit losses on loans, leases, and off-balance sheet credit exposures. The allowance for credit losses on loans and leases are contra-asset valuation accounts that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account reported as another liability in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers; new information regarding existing loans and loan commitments; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans and off-balance sheet credit exposures. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans or off-balance sheet credit exposures in future periods exceed our allowances for credit losses on loans or off-balance sheet credit exposures, we will need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the allowance for credit losses on loans and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations. See Note 1. Organization and Summary of Significant Accounting Policies to the Consolidated Financial Statements for further discussion related to our process for determining the appropriate level of the allowance for credit losses.

The valuation of our loans measured at fair value is based on estimates and subject to fluctuation based on market conditions and other factors that are beyond our control.

We have a large portfolio of loans measured at fair value.  We determine fair value based on applicable accounting guidance which requires an entity to base fair value on exit price and to maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The fair value of these loans includes adjustments for historical credit losses, market liquidity, and economic conditions at the measurement date. This is an inherently uncertain process, and the fair value of our loans may be adversely impacted by factors that are beyond our control, which may in turn have a material adverse effect on our business, results of operations and financial condition.  See Note 1. Organization and Summary of Significant Accounting Policies to the Consolidated Financial Statements for further discussion related to our process for determining the fair value of loans.

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

During the fourth quarter of 2018, we began implementing a strategic decision to retain a larger portion of our loans eligible for sale on our balance sheet. Notwithstanding this decision, we anticipate that gains on the sale of loans will comprise a meaningful component of our revenue in 2021. The determination of noncash gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs. The value of retained unguaranteed loans and servicing rights are determined by our wholly owned subsidiary, GLS, which applies market derived factors such as prepayment rates, current market conditions and recent loan sales to arrive at valuations. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe that the valuations provided by GLS are at arm’s length, reflect fair value and are reperformed for indications of bias by an independent third party on a biannual basis, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

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

Liquidity risk includes the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, loan originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures. Our liquidity is derived primarily from retail deposit growth and retention, the sale of loans in the secondary market, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. A significant portion of our deposit base is gathered through our nationwide direct deposit platform, and we have historically also relied on brokered deposits.  If our Bank were to become less than well capitalized, we would be subject to regulatory restrictions that could limit the effective yield we offer on deposits or disrupt our ability to accept brokered deposits.  Recently revised and modernized FDIC regulations offer some regulatory relief and additional clarification.  We are assessing the implications of these new regulations and anticipate that the industry will seek response to situation-specific questions from the regulatory agencies.  We also could not accept brokered deposits without FDIC approval.  See “Capital Adequacy” under the heading “Supervision and Regulation” above for more details on these restrictions.  If we became subject to these restrictions, they could have a material adverse effect on our liquidity, results of operations and financial condition.

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

In connection with our banking business, we take title to real estate collateral from time to time through foreclosure or otherwise in connection with efforts to collect debts previously contracted. Such real estate is referred to as other real estate owned, or OREO. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. The amount of OREO we hold may increase due to various economic conditions or other factors. Any additional increase in losses and maintenance costs and other expenses due to OREO may have a material adverse effect on our business, results of operations and financial condition. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and other expenses, and reduce our ultimate realization from any OREO sales. In addition, at the time of acquisition of the OREO we are required to reflect its fair market value in our financial statements. If the OREO declines in value subsequent to its acquisition, we are required to recognize a loss. As a result, declines in the value of our OREO will have a negative effect on our business, results of operations and financial condition. As of December 31, 2020, we had seven OREO properties with an aggregate carrying value of $4.2 million.

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

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may experience changes in value in relatively short periods of time, especially during periods of heightened economic uncertainty, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of OREO, and our Allowance for credit losses on loans and leases may not reflect accurate loan impairments. The valuation of the properties securing the loans in our portfolio may negatively impact the continuing value of those loans and could materially adversely affect our business, results of operations and financial condition.

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

We are focused on our long-term growth and have undertaken various new business initiatives, many of which involve activities that are new to us, or in some cases, are in the early stages of development. From time to time, we may develop, grow and/or acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets for these products and services are not fully developed.  For example, we have launched a Venture Banking vertical where we provide credit and other financial services to venture-backed businesses that often have limited operating histories and are incurring significant losses.  During 2019, our subsidiary Canapi Advisors began providing investment advisory services to a series of new funds focused on providing venture capital to new and emerging financial technology companies.  Given our evolving business and product diversification, these and other new initiatives may subject us to, among other risks, increased business, reputational and operational risk, as well as more complex legal, third-party, regulatory and compliance costs and risks.

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

Our investments in various financial technology companies have had a significant impact on our results of operations, and we anticipate they will continue to have a significant impact on our results of operations in the future.  Investments where we have the ability to exercise significant influence but not control over the operating and financial policies of the investee are accounted for using the equity method of accounting.  For investments accounted for under the equity method, we increase or decrease our investment by our proportionate share of the investee’s net income or loss.  Those investments where we are not able to exercise significant influence over the investee are accounted for under ASC 323, Investments – Equity Method and Joint Ventures, as equity securities, where changes in fair value resulting from observable price changes arising from orderly transactions are recognized in net income.  We also periodically evaluate our investments for impairment.  See Note 1. Organization and Summary of Significant Accounting Policies under the subheading entitled “Investments” for more information.

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

Our subsidiary Canapi Advisors is an investment advisor to Canapi Ventures, a series of funds focused on providing venture capital to new and emerging financial technology companies.  Canapi Ventures invests in early to growth-stage companies that may include companies that utilize advanced science, technology, engineering and/or mathematics to innovate in the financial technology market.  Investments in these companies involve a high degree of business and financial risk that can result in substantial losses.  These companies may be unseasoned, unprofitable or have no established operating histories or earnings and may lack technical, marketing, financial and other resources.  These companies often have the need for substantial additional capital to support expansion or to achieve or maintain a competitive position.  Less established companies tend to have lower capitalization and fewer resources and, therefore, are often more vulnerable to financial failure. These companies may be dependent upon the success of one product or service, a unique distribution channel, or the effectiveness of its manager or management team.  The failure of this one product, service or distribution channel, or the loss or ineffectiveness of a key executive or executives within the management team may have a materially adverse impact on such companies. Such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities and a larger number of qualified managerial and technical personnel.  If Canapi Advisors is unable to successfully identify investment opportunities, it will likely lose the capital that it invests on behalf of the fund’s investors, including the capital that we will invest, and will not generate any carried interest for the benefit of the Company, which would have a materially adverse effect on our results of operations, our reputation and our ability to raise successive funds for similar purposes.

Many of the financial technology companies in which we invest present risks similar to those in which Canapi Ventures invests.  The possibility that the companies in which we and Canapi Ventures invest will not be able to commercialize their technology or product concept presents significant risk to our business operations and financial results. These companies tend to lack management depth, to have limited or no history of operations and to not have attained profitability.  Additionally, although some of these companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which we and Canapi Ventures invest will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that one or more of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.

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

We have loans and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently assessing the impact of the transition from LIBOR, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

Deterioration in real estate markets could result in declining prices and excess inventories. As a result, developers may experience financial deterioration and banking institutions may experience declines in the performance of construction, development and commercial loans. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If conditions are worse than forecast, we could experience higher charge-offs and delinquencies than is provided in the allowance for credit losses on loans and leases, which could materially adversely affect our business, results of operations and financial condition.

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

We attempt to manage our credit exposure through careful monitoring of loan applicants and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for credit losses on loans and leases. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, and the economies in which we and our borrowers operate, as well as the judgment of our regulators. This is an inherently uncertain process, and our loan loss reserves may not be sufficient to absorb future loan losses or prevent a material adverse effect on our business, results of operations and financial condition.

Insiders have substantial control over us, and this control may limit our shareholders’ ability to influence corporate matters and may delay or prevent a third party from acquiring control over us.

As of January 31, 2021, our directors and executive officers and their related entities own, in the aggregate, approximately 26.0% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other shareholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our executive officers and directors and related entities, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this Report.

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

Apiture's future success will depend on its ability to develop, sell and deliver new or enhanced solutions to financial institution clients; however, these solutions and related services may not be attractive to existing or prospective clients. In addition, promoting, selling and delivering these new and enhanced solutions may require increasingly costly sales, marketing and implementation efforts. We also anticipate that Apiture will face challenges from its current competitors, which in many cases are more established and enjoy greater resources than it does, as well as by new entrants into the industry. If Apiture fails to introduce new product designs or technologies in a timely manner, or if existing or prospective clients choose not to adopt Apiture’s solutions, our business, results of operations and financial condition could be materially and adversely affected.

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

In order to offer its products and services, Apiture must process, store, and transmit sensitive business information and personal consumer information, including, but not limited to, names, bankcard numbers, home or business addresses, social security numbers, driver's license numbers and bank account numbers. Under various federal, state and international laws, Apiture is responsible for information provided to it by financial institutions, merchants, third-party service providers, and others. Maintaining the confidentiality of such sensitive business information and personal consumer information will be critical to Apiture’s business; however, Apiture cannot be certain that the security measures and procedures it puts in place to protect this sensitive data will be successful or sufficient to counter all current and emerging technology threats designed to breach network security in order to gain access to confidential information. Cloud technologies, including third-party cloud infrastructure, are also critical to the operation of Apiture’s systems. The increasing sophistication of cyber criminals and their continuous attempts to breach networks presents risk of a security breach of Apiture’s systems. A breach of Apiture’s systems processing or storing sensitive business information or personal consumer information could lead to claims against it, reputational damage, lost clients and lost revenue, substantial additional costs (including costs of notification of consumers, credit monitoring, card reissuance, contact centers and forensics), loss of clients' and their customers’ confidence, as well as imposition of fines and damages, all of which could materially adversely affect our business, results of operations and financial condition.  The increased use of mobile and cloud technologies, as well as the increase in remote work due to the COVID-19 pandemic, can heighten these and other operational risks. In addition, as security threats continue to evolve, Apiture will be required to invest additional resources to modify and update the security of its systems. The level of required investment could materially adversely affect our business, results of operations and financial condition.

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

Legislation relating to consumer privacy might affect Apiture’s ability to collect data that it uses in providing customers’ account holder and end-user information, which, among other things, could negatively affect its ability to satisfy its customers’ needs.

Apiture collects and stores personal and identifying information regarding customers’ account holders and end-users to enable certain functionality of its solutions and provide customers with data about their account holders and end-users. The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on Apiture’s collection, storage, and sharing of such information. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase Apiture’s cost of collecting some data. These types of legislation or industry regulations could also prohibit Apiture from collecting or disseminating certain types of data, which could adversely affect its ability to meet customers’ requirements and its profitability and cash flow targets. Every state, the District of Columbia, and the Federal Financial Institutions Examination Council have enacted data breach notification laws or requirements. These legislative measures impose strict requirements on reporting time frames for providing notice, as well as the contents of such notices. The costs of compliance with, the inability to determine whether a data breach has occurred within the time frame provided by, and other burdens imposed by, such laws and regulations may lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of Apiture’s solutions, which could have a material adverse effect on our business, financial condition, operating results and the value of our investment in Apiture.

Apiture uses “open source” software in its solutions, which might restrict how it uses or distributes its solutions, require that it release the source code of certain software subject to open source licenses or subject it to litigation or other actions that could adversely affect its business.

Apiture currently uses in its solutions, and may use in the future, software that is licensed under “open source,” “free” or other similar licenses where the licensed software is made available to the general public on an “as-is” basis under the terms of a specific non-negotiable license. Some open-source software licenses require that software subject to the license be made available to the public and that any modifications or derivative works based on the open-source code be licensed in source code form under the same open-source licenses. Although Apiture monitors its use of open-source software, there can be no assurance that all open source software is reviewed prior to use in its solutions, that its programmers have not incorporated open source software into its solutions, or that they will not do so in the future. In addition, some of Apiture’s products may incorporate third-party software under commercial licenses. Apiture cannot be certain whether such third-party software incorporates open-source software without its knowledge. In the past, companies that incorporate open source software into their products have faced claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software, but because few courts have interpreted open source licenses, the manner in which these licenses may be interpreted and enforced is subject to some uncertainty. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on Apiture’s ability to market or provide its solutions. As a result of using open source software subject to such licenses, Apiture could be required to release its proprietary source code, pay damages, re-engineer its products, limit or discontinue sales or take other remedial action, any of which could adversely affect our business, financial condition, operating results and the value of our investment in Apiture.

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

We are required to maintain capital to meet regulatory requirements, and, if we fail to maintain sufficient capital, whether due to growth opportunities, losses or an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our compliance with regulatory requirements, would be adversely affected.

Both we and the Bank are required to meet regulatory capital requirements and otherwise need to maintain sufficient liquidity to support recent and future growth. We have continued to experience considerable growth recently. Asset growth, diversification of our business, expansion of our financial product offerings and other changes in our asset mix continue to require higher levels of capital. Our ability to raise additional capital, when and if needed in the future, to meet such regulatory capital requirements and liquidity needs will depend on conditions in the capital markets , general economic conditions, the performance and prospects of our business and a number of other factors, many of which are outside of our control.  We cannot assure you that we will be able to raise additional capital if needed or raise additional capital on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations could be materially and adversely affected.

Although we comply with all current applicable capital requirements, we may be subject to more stringent regulatory capital requirements in the future, and we may need additional capital in order to meet those requirements. If we or the Bank fail to meet applicable minimum capital requirements or cease to be well capitalized, such failure would cause us and the Bank to be subject to regulatory restrictions and could adversely affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and/or repurchase shares, our ability to make acquisitions, and our business, results of operations and financial condition, generally.

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

Live Oak Bancshares, Inc. had 42,583,232 shares of common stock outstanding at January 31, 2021. In addition, as of January 31, 2021, there were outstanding options to purchase 1,859,911 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale. Also, as of January 31, 2021, there were 842,503 outstanding restricted stock units that vest over time and 382,750 outstanding restricted stock units that vest based on stock price performance criteria, that when vested will result in additional shares becoming available for sale.  A large portion of these shares, options and restricted stock units are held by a small number of persons. Sales by these shareholders or option and restricted stock unit holders of a substantial number of shares could significantly reduce the market price of our common stock.

Our ability to pay cash dividends on our securities is limited and we may be unable to pay future dividends.

We may not declare or pay dividends on our securities, including our common stock, in the future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant. The holders of our capital stock are entitled to receive dividends when, and if, declared by our board of directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the current policy of the Federal Reserve that bank holding companies should pay cash dividends on capital stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, a principal source of funds to pay dividends is cash dividends that we receive from the Bank, which, in turn, will be highly dependent upon the Bank’s historical and projected results of operations, liquidity, cash flows and financial condition, as well as various legal and regulatory prohibitions and other restrictions on the ability of the Bank to pay dividends, extend credit or otherwise transfer funds to Live Oak Bancshares, Inc.

Additional issuances of common stock or securities convertible into common stock may dilute holders of our common stock.

We may, in the future, determine that it is advisable, or we may encounter circumstances where it is determined that it is necessary, to issue additional shares of common stock, securities convertible into, exchangeable for or that represent an interest in common stock, or common stock-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. Our board of directors is authorized to cause us to issue additional shares of common stock from time to time for adequate consideration without any additional action on the part of our shareholders. The market price of our common stock could decline as a result of other offerings, as well as other sales of a large block of common stock or the perception that such sales could occur.

Live Oak Bancshares, Inc. is subject to extensive regulation, and ownership of its common stock may have regulatory implications for holders thereof.

The Company is subject to extensive federal and state banking laws, including the Bank Holding Company Act of 1956, as amended, or BHCA, and federal and state banking regulations, that impact the rights and obligations of owners of its common stock, including, for example, its ability to declare and pay dividends on its common stock.

Shares of Live Oak Bancshares, Inc.’s common stock are voting securities for purposes of the BHCA and any bank holding company or foreign bank that is subject to the BHCA may need approval to acquire or retain more than 5% of the then outstanding shares of Live Oak Bancshares Inc.’s common stock, and any holder (or group of holders deemed to be acting in concert) may need regulatory approval to acquire or retain 10% or more of the shares of LOB’s common stock.  Furthermore, the BHCA generally requires regulatory approval before any individual or company may acquire 25% or more of any class of Live Oak Bancshares Inc.’s common stock, and such regulatory approval may be required under certain circumstances if a person, company or group acting in concert acquires 10% or more, but less than 25% of Live Oak Bancshares Inc.’s common stock.  Under certain limited circumstances, a holder or group of holders acting in concert may exceed the 25% percent threshold and not be deemed to control us until they own 33% percent or more of our total equity. The amount of total equity owned by a holder or group of holders acting in concert is calculated by aggregating all shares held by the holder or group, whether as a combination of voting or non-voting shares or through other positions treated as equity for regulatory or accounting purposes and meeting certain other conditions. Holders of Live Oak Bancshares Inc.’s common stock should consult their own counsel with regard to regulatory implications.

Offerings of debt, which would rank senior to Live Oak Bancshares, Inc.’s common stock upon liquidation, may adversely affect the market price of Live Oak Bancshares, Inc.’s common stock.

The Company may attempt to increase its capital resources or, if regulatory capital ratios fall below the required minimums, The Company could be forced to raise additional capital by making additional offerings of debt or equity securities, senior or subordinated notes, preferred stock and common stock. Upon liquidation, holders of the Company’s debt securities and lenders with respect to other borrowings will receive distributions of available assets prior to the holders of Live Oak Bancshares Inc.’s common stock.

Anti-takeover provisions could adversely affect Live Oak Bancshares, Inc. shareholders.

In some cases, shareholders would receive a premium for their shares if Live Oak Bancshares Inc. were acquired by another company. However, state and federal law and Live Oak Bancshares Inc.’s articles of incorporation and bylaws make it difficult for anyone to acquire the Company without approval of the Live Oak Bancshares Inc.’s board of directors. For example, Live Oak Bancshares Inc.’s articles of incorporation require a supermajority vote of two-thirds of our outstanding common stock in order to effect a sale or merger of the Company in certain circumstances. Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.

Shares of Live Oak Bancshares, Inc.’s common stock are not insured deposits and may lose value.

Shares of Live Oak Bancshares, Inc.’s common stock are not savings accounts, deposits or other obligations of any depository institution and are not insured or guaranteed by the FDIC or any other governmental agency or instrumentality, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section. As a result, if you acquire shares of our common stock, you may lose some or all of your investment.

General Risk Factors

We face strong competition from a diverse group of competitors.

The banking business is highly competitive, and we experience strong competition from many other financial institutions, including some of the largest commercial banks headquartered in the country,  as well as other federally and state chartered financial institutions such as community banks and credit unions, finance and business development companies, commercial and consumer finance companies, peer-to-peer and marketplace lenders, securities brokerage firms, insurance companies, money market and mutual funds and other non-bank lenders.

We compete with these institutions both in attracting deposits and in making loans, primarily on the basis of the interest rates we pay and yield on these products. We also compete with these institutions in our other business lines, including equipment leasing and wealth management.  Many of our competitors are well-established, much larger financial institutions. While we believe we can successfully compete with these other lenders in our industry verticals, we may face a competitive disadvantage as a result of our smaller size. Furthermore, nothing would prevent our competitors from developing or licensing a technology-based platform similar to the technology-based platform we currently use in our business. In addition, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation, legislative, regulatory and technological changes, and the emergence of alternative banking sources.

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

We rely heavily on our management team and depend on our ability to attract and retain key personnel, and the unexpected loss of any of those personnel could adversely affect our operations.

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

From time to time the SEC and the Financial Accounting Standards Board, or FASB, update accounting principles generally accepted in the United States ("GAAP") that govern the preparation of our financial statements. In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, we may experience unexpected material adverse consequences that could negatively affect our business, results of operations and financial condition.

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

There were no unresolved comments received from the SEC regarding the Company’s periodic or current reports.

Item 2.PROPERTIES

The following table sets forth the location of the Company’s main offices, as well as additional administrative offices and certain information relating to the facilities.

Office	Address	Year Opened	Approximate Square Footage	Owned or Leased	Operating Segment
Main Offices	1741 Tiburon Dr 1757 Tiburon Dr 1805 Tiburon Dr 1811 Tiburon Dr	2013 2015 2019 2019	36,000 55,000 80,972 24,329	Owned	Banking Fintech
Atlanta, GA Office	3060 Peachtree Rd Ste. 1220	2010	4,455	Leased	Banking
Santa Rosa, CA Office	100 B St Ste. 100	2015	2,386	Leased	Banking
Roseville, CA Office	1223 Pleasant Grove Blvd Ste. 120	2016	1,416	Leased	Banking
Wilmington Flight Operations	1890 Trask Dr	2017	25,500	Owned	Banking Fintech
Washington, DC Office	2099 Pennsylvania Ave, NW	2017	3,698	Leased	Banking
New York, NY Office	212 West 91st St, Apt 635	2018	400	Leased	Banking
Raleigh, NC Office	1017 Main Campus Dr, Ste. 3200	2019	3,889	Leased	Banking
Rocky Mount, NC Office	210 Bryant St, Ste. A	2020	1,698	Leased	Banking

The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its operational needs.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of December 31, 2020, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.  In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on its business, operating results or financial condition. On December 15, 2020, the Company received a letter from a law firm representing an individual claiming that the Company sought to restrain the mobility of employees in violation of antitrust laws by agreeing not to solicit or hire certain employees.  In the letter, the individual threatens to assert claims against the Company and others on a class-action basis. No complaint has yet been filed.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's voting common stock is traded on the NASDAQ Global Select Market under the symbol “LOB.” Quotations of the sales volume and the closing sales prices of the voting common stock of the Company are listed daily in the NASDAQ Global Select Market’s listings. As of January 31, 2021, there were 42,583,232 shares outstanding (comprised of 41,603,035 voting common shares and 980,197 non-voting common shares) and 279 holders of record (comprised of 276 holders of record for voting common shares and 3 holders of record for non-voting common shares) for the Company's common stock.  The Company's non-voting common stock is not listed for trading on any exchange.

Dividend Policy

The timing and amount of cash dividends paid depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Although the Company has historically paid quarterly cash dividends to its shareholders in the past, shareholders are not entitled to receive dividends. Downturns in domestic and global economies and other factors could cause the Company’s board of directors to consider, among other things, the elimination of or reduction in the amount and/or frequency of cash dividends paid on the Company’s common stock.  See “Supervision and Regulation” under Item 1 of this Report for more information on restrictions on the Company’s ability to declare and pay dividends. The Company can offer no assurance that the board of directors will continue to declare or pay cash dividends in any future period.

Recent Sales of Unregistered Securities

On April 1, 2020, the Company issued 89,927 shares of voting common stock to the members of Jolley Asset Management, LLC (“JAM”), pursuant to the acquisition of all of the outstanding membership interests of JAM. These shares were exempt from registration under the Securities Act of 1933, or the Securities Act, because they were issued in a private placement under Section 4(a)(2) of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $20,000,000 in shares of the Company’s voting common stock from time to time through December 31, 2020 (the “Repurchase Program”). The Repurchase Program enabled the Company to acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the repurchase program were subject to various factors, including the Company’s capital and liquidity positions, regulatory and accounting considerations, the Company’s financial and operational performance, alternative uses of capital, the trading price of the Company’s common stock, and market conditions. The repurchase program did not obligate the Company to acquire a specific dollar amount or number of shares and was subject to extension, modification, or discontinuation at any time.  Through December 31, 2020, the Company did not make any purchases of shares under the Repurchase Program.

Stock Performance Graph

The stock performance graph required by Item 201(e) of Regulation S-K is incorporated into this Report by reference from the Company’s annual report to shareholders for the year ended December 31, 2020, which will be posted on the Company’s website subsequent to the date of this Report. The stock performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	SELECTED FINANCIAL DATA

The tables below set forth selected consolidated financial data as of the dates or for the periods indicated. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Consolidated Financial Statements and Notes in Item 8 of this Report.

(dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2020	2019	2018	2017	2016
Income Statement Data
Net interest income	$194,723	$140,082	$108,043	$78,034	$42,649
Provision for loan and lease credit losses	40,658	15,212	5,558	5,094	4,558
Noninterest income	86,000	63,519	96,265	168,479	85,561
Noninterest expense	192,676	164,924	152,704	143,165	106,445
Income, before income taxes	47,389	23,465	46,046	98,254	17,207
Income tax (benefit) expense	(12,154)	5,431	(5,402)	(2,245)	3,443
Net income	59,543	18,034	51,448	100,499	13,764
Net income attributable to noncontrolling interest	—	—	—	—	9
Net income to common shareholders	59,543	18,034	51,448	100,499	13,773
Period End Balances
Assets	7,872,303	4,812,828	3,672,937	2,758,474	1,755,261
Loans held for sale	1,175,470	966,447	687,393	680,454	394,278
Loans and leases held for investment	5,145,082	2,627,286	1,825,417	1,329,774	894,876
Allowance for credit losses on loans and leases	52,306	28,234	14,432	9,991	5,519
Deposits	5,712,828	4,226,980	3,152,071	2,260,263	1,485,076
Borrowings	1,542,093	14	1,457	26,564	27,843
Shareholders' equity	567,850	532,386	493,560	436,933	222,847
Per Common Share Data
Net income per share - basic	1.46	0.45	1.28	2.75	0.40
Net income per share - diluted	1.43	0.44	1.24	2.65	0.39
Operating net income per share (Non-GAAP) - basic (1)	1.49	0.48	1.36	1.29	0.59
Operating net income per share (Non-GAAP) - diluted (1)	1.45	0.47	1.32	1.25	0.57
Dividends declared	0.12	0.12	0.12	0.10	0.07
Book value	13.38	13.20	12.29	10.95	6.51
Tangible book value (1)	13.28	13.20	12.29	10.85	6.51

	As of and for the Year Ended December 31,
	2020	2019	2018	2017	2016
Performance Ratios
Return on average assets	0.85%	0.42%	1.52%	4.55%	0.96%
Return on average equity	10.49	3.46	11.00	33.80	6.55
Net interest margin	3.03	3.67	3.64	3.95	3.30
Efficiency ratio (1)	69.10	81.25	74.74	58.08	83.02
Noninterest income to total revenue	30.17	30.99	47.12	68.34	66.73
Average equity to average assets	8.09	12.15	13.83	13.46	14.63
Dividend payout ratio (inclusive of tax distributions)	8.20	26.67	9.38	3.64	17.50
Selected Loan Metrics
Loans and leases originated	$4,450,198	$2,001,886	$1,765,680	$1,934,238	$1,537,010
Guaranteed loans sold	542,596	340,374	945,178	787,926	761,933
Average net gain on sale of guaranteed loans	85.05	84.79	80.91	100.38	98.86
Adjusted average net gain on sale of guaranteed loans (2)	89.89	93.58	80.98	100.53	—
Outstanding balance of sold loans serviced:
Guaranteed	2,819,625	2,746,480	3,045,460	2,680,641	2,278,618
Unguaranteed	385,998	224,127	174,066	169,355	145,099
Total	3,205,623	2,970,607	3,219,526	2,849,996	2,423,717
Asset Quality Ratios
Allowance for credit losses to loans and leases held for investment (4)	1.21%	1.57%	1.54%	1.78%	1.91%
Net charge-offs (4)	$15,265	$1,410	$1,117	$622	$1,532
Net charge-offs to average loans and leases held for investment (3) (4)	0.44%	0.10%	0.18%	0.18%	1.15%
Nonperforming loans and leases (4) (5)	$46,110	$21,937	$16,402	$2,902	$5,126
Foreclosed assets	4,155	5,612	1,094	1,281	1,648
Nonperforming loans and leases (unguaranteed exposure) (4) (5)	20,078	7,224	4,118	269	936
Foreclosed assets (unguaranteed exposure)	935	1,120	148	90	246
Nonperforming loans and leases not guaranteed by the SBA and foreclosures (4) (5)	21,013	8,344	4,266	359	1,182
Nonperforming loans, leases and foreclosures, not guaranteed by the SBA, to total assets (4) (5)	0.30%	0.21%	0.15%	0.01%	0.08%
Nonperforming loans accounted for under the fair value option	$35,499	$49,739	$41,289	$19,726	$17,348
Nonperforming loans accounted for under the fair value option (unguaranteed exposure)	5,387	6,700	10,370	2,473	2,509
Capital and Liquidity Ratios
Common equity tier 1 capital (to risk-weighted assets)	12.15%	14.90%	17.21%	17.92%	15.46%
Total capital (to risk-weighted assets)	13.39	15.74	17.74	18.38	15.86
Tier 1 risk-based capital (to risk-weighted assets)	12.15	14.90	17.21	17.92	15.46
Tier 1 leverage capital (to average assets)	8.40	10.65	13.47	15.59	12.09

(1)

See "Non-GAAP Measures" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report for more information and a reconciliation to the most closely related GAAP measure.

(2)	Excludes fair value gain/loss on exchange-traded interest rate futures contracts.
(3)	Annual net charge-offs as a percentage of annual average loans and leases held for investment.
(4)	Excludes loans measured at fair value.
(5)	Year ended December 31, 2020 excludes one $6.1 million hotel loan classified as held for sale.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following presents management’s discussion and analysis (MD&A”) of the more significant factors that affected the Company's financial condition as of December 31, 2020 and 2019 and results of operations for each of the years in the three-year period ended December 31, 2020. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Nature of Operations

Live Oak Bancshares, Inc. is a financial holding company and a bank holding company headquartered in Wilmington, North Carolina, incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company. The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank. The Bank specializes in lending and deposit related services to small businesses nationwide. The Bank identifies and extends lending to credit-worthy borrowers both within specific industries, also called verticals, through expertise within those industries, and more broadly to select borrowers outside of those industries. A significant portion of the loans originated by the Bank are guaranteed by the U.S. Small Business Administration (“SBA”) under the 7(a) Loan program and the U.S. Department of Agriculture (“USDA”) Rural Energy for America Program (“REAP”), Water and Environmental Program (“WEP”) and Business & Industry (“B&I”) loan programs.

In 2018, the Company formed Canapi Advisors, LLC for the purpose of providing investment advisory services to a series of funds focused on providing venture capital to new and emerging financial technology companies.  In 2019, Live Oak Clean Energy Financing LLC (“LOCEF”) became a subsidiary of the Bank.  LOCEF was formed in November 2016 as a subsidiary of the Company for the purpose of providing financing to entities for renewable energy applications. In 2018, the Bank formed Live Oak Private Wealth, LLC, a registered investment advisor that provides high-net-worth individuals and families with strategic wealth and investment management services, and on April 1, 2020, it acquired Jolley Asset Management, LLC to broaden service offerings for existing high-net-worth individuals and families, attract new clients from an expanded footprint and benefit from economies of scale.  In 2017, the Bank entered into a joint venture, Apiture LLC (“Apiture”), with First Data Corporation for the purpose of creating next generation technology for financial institutions.  In addition to the Bank, the Company owns Live Oak Ventures, Inc., formed in August 2016 for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology; Live Oak Grove, LLC, formed in February 2015 for the purpose of providing Company employees and business visitors an on-site restaurant location at the Company’s Wilmington, North Carolina headquarters; and Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans. In 2019, 504 Fund Advisors, LLC (“504FA”) exited as the advisor to The 504 Fund, and the Company dissolved this legal entity.

The Company generates revenue primarily from net interest income and secondarily through origination and sale of government guaranteed loans.  Income from the retention of loans is comprised principally of interest income.  The Company elects to account for certain loans under the fair value option with interest reported in interest income and changes in fair value reported in the net (loss) gain on loans accounted for under the fair value option line item of the consolidated statements of income.  Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets along with net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan and lease credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.  The Company also has less routinely generated gains and losses arising from its financial technology investments in its fintech segment, as discussed more fully later in this section under the caption “Results of Segment Operations.”

Recent Developments

The COVID-19 pandemic in the United States continues to have a lingering impact on the economy, the banking industry and the Company, all subject to a high degree of uncertainty. While it is still not possible to know the full universe or extent of these impacts as of the date of this filing, we are disclosing potentially material items of which we are currently aware.

Financial position and results of operations

Relating to our December 31, 2020 financial condition and results of operations, COVID-19 had, and continues to have, impacts on the allowance for credit losses (“ACL”) on loans and leases, loans carried at fair value, loan servicing asset revaluation, net gains on sales of loans and net interest income. However economic forecasts and broader markets did begin to show signs of improvement in the latter part of 2020 and in some cases somewhat reverse pandemic effects recorded earlier in the year.  With the pandemic induced economic turmoil of 2020, the ACL and resulting provision for loan and lease credit losses were most significantly impacted by negative economic forecasts (exacerbated by the new current expected credit losses (“CECL”) standard effective January 1, 2020) combined with charge-offs related to COVID-19 while loans accounted for under the fair value were negatively impacted by similar conditions.  Improving market conditions in the second half of 2020, also influenced by pandemic response programs, had positive effects on loan fair values.  With the ongoing monitoring of effects continuing to emerge in certain pandemic-at-risk verticals combined with the risk that payment deferrals and those being made by the SBA for borrowers under its programs may be skewing actual indications of ability to repay, total credit related reserves continued to grow but at a slower pace due to the above mentioned improving economic forecasts during the latter part of 2020.  Refer to the discussion of the ACL and loans at fair value in Notes 3 and 10, respectively, of the note to consolidated financial statements as well as further discussion below in MD&A. Also impacted by improving market conditions was the Company’s valuation of the loan servicing asset as discussed in Note 5 of the notes to consolidated financial statements and net gains on sales of loans, both of which are further discussed below in MD&A.  The secondary market continued to improve during the last half of 2020 which also began to somewhat offset earlier negative COVID-19 adjustments for loans carried at fair value and the loan servicing asset valuation.  The net interest margin was negatively impacted by significant rate cuts in response to stimulus efforts combined with heightened levels of liquidity earlier in the year as a part of pandemic preparedness, however by year end improvements began to emerge as the deposit portfolio started to reprice and a substantial portion of excess liquidity was utilized to fund significant loan demand, while Paycheck Protection Program (“PPP”) lending had a positive impact on net interest margin as discussed more fully below in MD&A.  Should economic conditions worsen, the Company could experience further increases in the ACL and negative fair value marks and record additional credit or market related loss expense. It is also possible that the Company’s asset quality measures could worsen at future measurement periods if there is a significant resurgence of COVID-19 cases or the pandemic’s effects are prolonged.

While there has been a recovery in secondary market pricing, the income from gain on sale of loans in future periods could be reduced due to COVID-19 and the termination of pandemic response programs.  Negative impacts began to be felt in the latter part of March and early April 2020 with loan sales executed at that time as secondary market conditions began to weaken.  At this time, the Company is unable to project the materiality of such impacts but anticipates that the breadth of the economic impact could impact gains in future periods.

Interest income could be further reduced due to COVID-19.  In accordance with guidance from banking regulators, the Company has worked and continues to work with COVID-19 affected borrowers to help defer their payments, interest, and fees.  In addition to regulatory relief on deferrals from banking regulators, six months of payment relief was available through the first quarter of 2021 from the SBA for certain loans guaranteed by that agency pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).   While interest and fees will still accrue to interest, should eventual credit losses on these loans with deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, we are unable to project the materiality of such an impact but anticipate that the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of December 31, 2020, all of the Company’s capital ratios, and the Bank’s capital ratios, were in excess of all minimum regulatory requirements.  While the Company believes that capital is sufficient to withstand an extended economic recession brought about by COVID-19, reported and regulatory capital ratios could be adversely impacted by further credit losses.  The Company relies on cash on hand as well as dividends from the Bank to service any debt at the Company.  If our capital deteriorates such that the Bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity.  Wholesale funding markets have remained open to the Company, but rates for short term funding have recently been volatile and the secondary market for guaranteed loans has shown reactionary and varying responses to the changing economic environment.  The Company increased its levels of deposits and borrowings earlier in the year, as discussed further in MD&A.  If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin.  If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

The Federal Reserve created the Paycheck Protection Program Liquidity Facility (“PPPLF”) to help provide financing for the origination of PPP loans.  The PPPLF extends loans to banks that have loaned money to small businesses under the PPP, discussed in more detail below. Amounts borrowed are non-recourse and have a 100% advance rate equal to the principal amount of PPP loans pledged as security. In addition, loans financed under the PPPLF have a neutral impact on regulatory leverage capital ratios.  The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is transferred to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF bear interest at a rate of 0.35%, and there are no fees paid by the Company.  As of December 31, 2020, the Company had outstanding borrowings of $1.53 billion from the PPPLF.

Lending operations and accommodations to borrowers

With the establishment of the PPP administered by the SBA, the Company has implemented new loan programs and systems using its technology platform while participating in assisting its customers and other small businesses in need of resources through the program.  PPP loans earn interest at 1% and currently have a two-year or five-year contractual term depending on the origination date.  For the earlier loans with a two-year term there is an option to extend to five years if agreed upon by the borrower and lender. The Company expects that some portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of December 31, 2020, the Company carried 9,990 PPP loans on its balance sheet representing a book balance of $1.53 billion in originations and $29.6 million in net deferred fees, to be amortized and recognized in interest income over the remaining lives of the loans.  The Company recognized $27.9 million of interest income in 2020 related to amortization of net PPP fees.  As of February 22, 2021, the Company has secured funding from the SBA for 1,620 new PPP loans representing approximately $230 million in 2021 originations.  Loans funded through the PPP are fully guaranteed by the SBA, subject to the terms and conditions of the program. Should those circumstances change, the Company could be required to record additional credit loss expense through earnings.

With the passage of the CARES Act on March 27, 2020, the SBA was making six months of principal and interest payments on all fully disbursed SBA 7(a) and SBA Express loans in regular servicing status that closed by September 25, 2020.   In addition, with regulatory guidance to work with borrowers during this unprecedented situation, the Company has also mobilized to provide a payment deferral program when needed by customers that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.  After 60 or 90 days, borrowers may apply for an additional deferral.  In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as a troubled debt restructuring, nor are loans granted payment deferrals related to COVID-19 placed on non-accrual (provided the loans were not past due or on non-accrual status prior to the deferral). At December 31, and September 30, 2020, the Company estimated that as a percentage of total loans and leases at amortized cost, excluding PPP loans, 20% and 63%, respectively, of its loans were receiving the six months of payments from the SBA and that 11% and 2%, respectively, of its loans had a payment deferral in place.  The increase in loans on payment deferral during the fourth quarter was largely a product of the expiration of the SBA’s payment assistance around the end of 2020 for loans with continued pandemic related difficulties.   The Company estimated that 48% of its loans and leases at amortized cost, excluding PPP loans, were receiving payments from the SBA and that 3%, had a payment deferral in place as of February 22, 2021.  Compared to December 31, 2020, the increase in loans receiving payments from the SBA and decrease in loans on payment deferral was the combined impact of borrowers emerging from deferral needs in conjunction with the effects of the Economic Aid Act discussed below.  On October 2, 2020, the SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers.  As of February 22, 2021, the Company has received $499.1 million in PPP forgiveness from 3,366, or 31% of total PPP loans originated in 2020 by count.

On September 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law and made significant changes to the PPP to provide additional relief for small businesses. The new Act increased flexibility for small businesses that have been unable to rehire employees due to lack of employee availability or have been unable to operate as normal due to COVID-19 related restrictions. It extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules. The new Act also relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness. In addition, the new Act extended the payment deferral period for PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends.

On December 27, 2020 the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (Economic Aid Act) was enacted which allows the SBA to make payments of up to $9,000 per month for up to six months of principal and interest payments on certain fully disbursed SBA 7(a) and SBA 504 loans in regular servicing status based upon the origination date.  In addition this legislation increased the 75% guarantee on many SBA 7(a) loans to 90%, among other things.

Credit

While most industries have and will continue to experience adverse impacts as a result of COVID-19, the Company has $439.3 million in total unguaranteed exposure in six verticals considered to be “at-risk” of significant impact: hotels, wine and craft beverage, educational services, entertainment centers, fitness centers, and quick service restaurants, each comprising $134.8 million or 5.2%, $104.1 million or 4.0%, $94.2 million or 3.7%, $55.3 million or 2.1%, $30.0 million or 1.2%, and $20.9 million or 0.8% of total unguaranteed loans and leases (all at amortized cost, inclusive of loans carried at fair value) as of December 31, 2020, respectively.

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

Executive Summary

Following is a summary of the Company's financial highlights and events for 2020:

•

Loans and leases held for sale and investment increased by $2.73 billion, or 75.9%, to $6.32 billion at the end of 2020 as a result of over $2.69 billion in record loan originations from traditional platforms in addition to $1.76 billion in PPP originations during the year.

•	Combined net interest income and loan servicing revenue increased by $53.2 million, or 31.6%, to $221.3 million in 2020, $32.9 million of which was related to PPP loans.
•	Guaranteed loans eligible for sale increased by $763 million, or 82.8%, as a result of robust government guaranteed loan origination volume.
•	Net gains on sales of loans increased $20.4 million, or 70.6%, due to an overall increase in sales volume, the mix of loans sold and higher secondary market premiums.
•	Investment securities available-for-sale increased $210.1 million, or 38.9%, due to availability of surplus liquidity from pandemic readiness efforts.
•

Noninterest income from the fintech investments increased $9.0 million, or 369.6%, largely related to the third quarter $13.7 million non-cash gain resulting from the increase in the observable fair market value of the Company’s investment in Greenlight Financial Technology, Inc. (“Greenlight”), partially mitigated by the Company’s pro rata portion of income tax expense of $7.8 million arising from Apiture’s conversion from a partnership to corporation.

•	Total nonperforming unguaranteed loans and leases as a percentage of total loans and leases held for investment increased from 0.40% at the end of 2019 to 0.46% at the end of 2020.
•

Net charge-offs as a percentage of average held for investment loans and leases carried at historical cost, for the years ended December 31, 2020 and 2019, were 0.44% and 0.10%, respectively.  This increase was largely related to the reclassification of fifteen hotel loans from held for investment to held for sale during the third quarter.

•	Provision for loan and lease credit losses increased $25.4 million, or 167.3%, largely due to COVID-19 pandemic related effects and exacerbated by the adoption of CECL.
•

Net loss on the valuation adjustment for loans accounted for under the fair value option increased by $20.5 million, or 276.6%, from a net gain of $7.4 million in 2019 to a net loss of $13.1 million in 2020, also largely influenced by pandemic effects.

•	Total deposits rose by 35.2% to $5.71 billion at the end of 2020 driven by funding needs for PPP and other significant loan origination efforts during the year.

•

Borrowings under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), with a 0.35% interest rate, increased $1.54 billion to help fund PPP loans and complement the defensive strategy earlier in the year to build liquidity due to the uncertainty of the effects of COVID-19.

•

Income tax expense decreased $17.6 million, resulting in a net tax benefit of $12.2 million for the year ended December 31, 2020. This decrease was largely the result of tax benefits arising from the vesting of approximately 2.5 million restricted stock unit awards with market price conditions and a tax benefit due to the enactment of the CARES Act.

•	Reported net income increased by 230.2% from 2019 to $59.5 million as discussed in the opening to the section titled “Results of Operations.”

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

The Company's results for 2020 demonstrated a continuation of strong underlying financial performance and solid growth momentum. Management continues to focus on building recurring revenue streams, promoting change within the financial technology industry, and building out selected existing verticals while adding new verticals to the Company's business model.  Management anticipates that the Company's held-for-sale and held-for-investment loan portfolios will continue to grow as a result of healthy origination volumes and higher levels of loan retention that are intended to promote long-term recurring revenue and profitability, including the continued pursuit of potential opportunities in conventional lending outside of SBA or other government guarantee programs.

Non-GAAP Financial Measures

Statements included in this management's discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The reconciliation of non-GAAP measures is presented at the conclusion of this Item 7.

Management believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company without regard to certain transactional activities. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as reported under GAAP, and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under GAAP.  Management’s non-GAAP measures are not necessarily comparable to similar named measures represented by other companies, as they may be calculated differently.

Results of Operations

Years ended December 31, 2020 vs. 2019

The Company reported net income available to common shareholders totaling $59.5 million, or $1.43 per diluted share, for 2020 compared to $18.0 million, or $0.44 per diluted share, for 2019.

This increase in net income was primarily attributable to the following items:

•

Increase in net interest income of $54.6 million, or 39.0%, predominately driven by significant growth in total loan and lease portfolios which was accentuated by the origination of $1.76 billion in PPP loans during the second and third quarters of 2020;

•	Net gains on sales of loans increased $20.4 million, or 70.6%;
•

Equity security investments gains increased $11.4 million, or 322.1%, largely due to a $13.7 million non-cash gain resulting from the increase in the observable fair market value of the Company’s investment in Greenlight arising from orderly transactions in Greenlight’s securities; and

•

A decrease in income tax expense of $17.6 million.  This decrease was largely the result of the vesting of restricted stock unit awards and a tax benefit of $3.7 million due to the enactment of the CARES Act which allows the carryback of certain net operating losses to each of the five taxable years preceding the taxable year of such losses.

Other key factors partially offsetting the year-over-year increase in net income were composed of the following:

•	An increase in the provision for loan and lease credit losses of $25.4 million, or 167.3%;
•

The net loss on the valuation adjustment for loans accounted for under the fair value option increased by $20.5 million, or 276.6%, from a net gain of $7.4 million in 2019 to a net loss of $13.1 million in 2020; and

•

Increased salaries and employee benefits of $21.9 million, or 24.2%, as the Company continued to invest in its workforce to support growth and a variety of initiatives combined with $7.2 million in expense in the second quarter of 2020 for a performance bonus pool that was available to all employees other than executive officers and $4.1 million in payroll related expense associated with the fourth quarter accelerated vesting of approximately 2.5 million restricted stock unit awards with market price conditions.

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

•	The provision for loan and lease losses increased $9.7 million primarily due to significant portfolio growth combined with an increase in criticized and classified loans and leases;
•

Increased salaries and employee benefits of $13.2 million, or 17.1% largely due to a reversal of $4.5 million in accrued incentive compensation in the latter part of 2018 combined with ongoing investment in workforce to support growth and a variety of initiatives;

•	The flow-through loss from investments accounted for under the equity method totaled $7.9 million, largely due to the Company’s ownership in Apiture, LLC, compared to $386 thousand for 2018; and

•	Income tax expense increased $10.8 million. This increase was largely the result of planned reductions in solar panel leasing activity for 2019 which negatively impacted the annual effective tax rate.

Other key factors partially offsetting the year-over-year decline in net income were composed of the following:

•

Increased net interest income of $32.0 million, or 29.7%, predominately driven by significant growth in the combined held for sale and held for investment loan and lease portfolios along with higher investment security holdings; and

•

The net gain on the valuation adjustment for loans accounted for under the fair value option increased by $12.4 million, or 246.9%, from a net loss of $5.0 million in 2018 to a net gain of $7.4 million in 2019.

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

Years ended December 31, 2020 vs. 2019

For 2020, net interest income increased $54.6 million, or 39.0%, to $194.7 million compared to $140.1 million for 2019. This increase was principally due to the significant growth in the held for investment loan and lease portfolios reflecting the Company's ongoing initiative to grow recurring revenue sources and strengthen liquidity.  This increase over 2019 was further enhanced by the above-mentioned origination of PPP loans in the second and third quarters of 2020.  Accordingly, average interest earning assets increased by $2.62 billion, or 68.6%, to $6.44 billion for 2020, compared to $3.82 billion for 2019, while the yield on average interest earning assets decreased 149 basis points to 4.48%. The cost of funds on interest bearing liabilities for 2020 decreased 90 basis points to 1.48%, and the average balance of interest bearing liabilities increased by $2.66 billion, or 72.1%, over 2019. The decrease in cost of interest bearing liabilities was due to deposits repricing at lower rates combined with borrowings from the PPPLF used to help fund PPP loans, with a 0.35% interest rate. The increase in average interest bearing liabilities was largely impacted by strategically heightened levels of liquidity in 2020 related to COVID-19 risks and uncertainties and funding sources for significant loan originations. As indicated in the rate/volume table below, the increase in interest earning asset volume more than offset lower yields, outpacing the higher volume and lower levels of cost declines of interest bearing liabilities, resulting in increased interest income of $60.4 million and increased interest expense of $5.8 million for 2020 compared to 2019.  For 2019 compared to 2020, net interest margin decreased from 3.67% to 3.03%, respectively, principally due to reductions in the Prime Rate used for quarterly adjusting loans combined with the lower interest yield on PPP loans and higher average liquidity through 2020.

Years ended December 31, 2019 vs. 2018

For 2019, net interest income increased $32.0 million, or 29.7%, to $140.1 million compared to $108.0 million in 2018.  This increase was principally due to the significant growth in the combined held for sale and held for investment loan and lease portfolios along with higher investment security holdings reflecting the Company's ongoing initiative to grow recurring revenue sources and fortify its liquidity profile.  Average interest earning assets rose by $853.6 million, or 28.8%, to $3.82 billion for 2019 compared to $2.96 billion for 2018, while the yield on average interest earning assets rose by 48 basis points to 5.97% for 2019 versus 5.49% for 2018.  A substantial portion of the Company's loan portfolio are variable rate loans that adjust regularly in accordance with changes in designated benchmark indices.  The cost of funds on interest bearing liabilities for 2019 increased 46 basis points to 2.38%, and the average balance in interest bearing liabilities increased by $843.1 million, or 29.7% during the same period. As indicated in the rate/volume table below, the increase in interest bearing liabilities and corresponding cost of funds was outpaced by the positive effects of the increased volume of interest earning assets, resulting in increased interest income of $65.3 million versus increased interest expense of $33.3 million for 2019.  For 2019 compared to 2018, net interest margin increased from 3.64% to 3.67%.  This increase in margin for the year was largely impacted by the cumulative impact of Federal Reserve rate cuts in the latter part of 2019 that favorably impacted deposit rates combined with the delayed repricing timing of the Company’s variable rate loans.

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

	2020			2019			2018
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$453,260	$2,346	0.52%	$168,295	$3,734	2.22%	$373,104	$6,600	1.77%
Federal funds sold	68,873	276	0.40	49,036	1,065	2.17	—	—	—
Investment securities	643,023	15,016	2.34	533,364	15,345	2.88	334,175	8,733	2.61
Loans held for sale	1,064,749	58,793	5.52	864,470	58,018	6.71	712,566	46,411	6.51
Loans and leases held for investment(1)	4,206,608	211,977	5.04	2,203,321	149,818	6.80	1,545,046	100,899	6.53
Total interest earning assets	6,436,513	288,408	4.48	3,818,486	227,980	5.97	2,964,891	162,643	5.49
Less: Allowance for credit losses on loans and leases	(37,839)			(20,952)			(10,971)
Non-interest earning assets	615,368			492,865			427,311
Total assets	$7,014,042			$4,290,399			$3,381,231
Interest bearing liabilities:
Interest bearing checking	$318,667	$1,853	0.58%	$42	$0	1.07%	$32,792	$342	1.04%
Savings	1,531,680	16,558	1.08	1,013,177	20,598	2.03	911,757	15,357	1.68
Money market accounts	87,050	345	0.40	86,175	561	0.65	131,495	1,452	1.10
Certificates of deposit	3,373,012	70,970	2.10	2,585,367	66,738	2.58	1,761,948	37,318	2.12
Total deposits	5,310,409	89,726	1.69	3,684,761	87,897	2.39	2,837,992	54,469	1.92
Other borrowings	1,033,744	3,959	0.38	1,195	1	0.08	4,869	131	2.69
Total interest bearing liabilities	6,344,153	93,685	1.48	3,685,956	87,898	2.38	2,842,861	54,600	1.92
Non-interest bearing deposits	47,655			49,510			50,670
Non-interest bearing liabilities	54,604			33,481			20,132
Shareholders' equity	567,630			521,452			467,568
Total liabilities and shareholders' equity	$7,014,042			$4,290,399			$3,381,231
Net interest income and interest rate spread		$194,723	3.00%		$140,082	3.59%		$108,043	3.57%
Net interest margin			3.03%			3.67%			3.64%
Ratio of average interest-earning assets to average interest-bearing liabilities			101.46%			103.60%			104.29%

(1)	Average loan and lease balances include non-accruing loans and leases.

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

	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$(5,287)	$3,899	$(1,388)	$1,218	$(4,084)	$(2,866)
Federal funds sold	(1,044)	255	(789)	—	1,065	1,065
Investment securities	(3,187)	2,858	(329)	1,144	5,468	6,612
Loans held for sale	(11,475)	12,250	775	1,563	10,044	11,607
Loans and leases held for investment	(56,423)	118,582	62,159	5,045	43,874	48,919
Total interest income	(77,416)	137,844	60,428	8,970	56,367	65,337
Interest expense:
Interest bearing checking	(1)	1,854	1,853	5	(347)	(342)
Savings	(12,113)	8,073	(4,040)	3,356	1,885	5,241
Money market accounts	(221)	5	(216)	(493)	(398)	(891)
Certificates of deposit	(14,220)	18,452	4,232	10,072	19,348	29,420
Other borrowings	4	3,954	3,958	(79)	(51)	(130)
Total interest expense	(26,551)	32,338	5,787	12,861	20,437	33,298
Net interest income	$(50,865)	$105,506	$54,641	$(3,891)	$35,930	$32,039

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

Years ended December 31, 2020 vs. 2019

For 2020, the provision for loan and lease credit losses was $40.7 million compared to $15.2 million in 2019, an increase of $25.4 million.  The Company adopted the new current expected credit losses (“CECL”) standard effective January 1, 2020 and accordingly determined to use forecasted levels of unemployment as a primary economic variable in forecasting future expected losses.  The majority of the provision for 2020 was due to the effect of negative economic forecasts related to the COVID-19 pandemic, the growing loan and lease portfolio, significant charge-offs during the year and model refinements in recognition of loss experience on non-mature verticals.  See below discussion of charge-offs for more information. Approximately $23.5 million of the 2020 provision was estimated to be based upon the severity of the COVID-19 pandemic.

Loans and leases held for investment at historical cost were $4.33 billion as of December 31, 2020, increasing by $2.53 billion, or 140.2%, compared to December 31, 2019.  This growth was largely fueled by $1.76 billion in PPP loan originations in the second and third quarters of 2020.  Excluding PPP loan originations and net unearned fees on those loans, the balance in loans and leases held for investment at historical cost was $2.83 billion at December 31, 2020, an increase of $1.03 billion, or 57.0%, over December 31, 2019.  This growth, outside of PPP activity in the third quarter of 2020, was fueled by robust origination volumes combined with retention of substantially more loans on the balance sheet.

Net charge-offs for loans and leases carried at historical cost were $15.3 million, or 0.44% of average loans and leases held for investment, carried at historical cost,  for 2020, compared to $1.4 million, or 0.10%, for 2019. The increase in net charge-offs during 2020 was largely driven by the reclassification of fifteen hotel loans in the third quarter from held for investment to held for sale.  These loans, aggregating $81.2 million in net investment, were reclassified as available for sale due to negative trends observed from management’s ongoing analysis of COVID-19 impacts and were marked to the lower of cost or fair value upon reclassification with the write down of $9.8 million reflected in charge-offs.  The existing ACL on these loans at the time of charge-off was $3.4 million with the remaining $6.4 million requiring an additional provision for loan and lease losses.   Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $5.4 million and $6.7 million accounted for under the fair value option at December 31, 2020 and 2019, respectively, totaled $20.1 million, which was 0.46% of the held for investment loan and lease portfolio carried at historical cost at December 31, 2020, compared to $7.2 million, or 0.40% of loans and leases held for investment at December 31, 2019.  Nonperforming loans and leases carried at historical cost which are not guaranteed by the SBA or USDA were 0.71% of the historical cost portion of the held for investment loan and lease portfolio, excluding PPP loans, at December 31, 2020.

Years ended December 31, 2019 vs. 2018

For 2019, the provision for loan and lease losses was $15.2 million, an increase of $9.7 million, or 173.7%, compared to 2018. The increase in the provision for loan and lease losses compared to the prior year was primarily the result of a materially growing loan and lease portfolio through robust loan and lease originations and higher balance sheet retention rates combined with an increase in criticized and classified loans and leases.

Net charge-offs for loans and leases carried at historical cost were $1.4 million, or 0.10% of average loans and leases held for investment, carried at historical cost, on an annualized basis for 2019, compared to net charge-offs of $1.1 million, or 0.18% for 2018. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for loan and lease losses.

In addition, at December 31, 2019, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $6.7 million and $10.4 million accounted for under the fair value option at December 31, 2019 and 2018, respectively, totaled $7.2 million, which was 0.40% of the held-for-investment loan and lease portfolio compared to $4.1 million, or 0.44%, of loans and leases held for investment at December 31, 2018.

Noninterest Income

Noninterest income is principally comprised of net gains from the sale of SBA and USDA-guaranteed loans along with servicing revenue and related revaluation of the servicing asset. Revenue from the sale of loans depends upon the volume, maturity structure and rates of underlying loans as well as the pricing and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Net (loss) gain on loans accounted for under the fair value option is also significantly impacted by changes in market rates, prepayment speeds and inherent credit risk.  Other less common elements of noninterest income include less routine gains and losses on investments.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,			2019/2020 Increase (Decrease)		2018/2019 Increase (Decrease)
	2020	2019	2018	Amount	Percent	Amount	Percent
Noninterest income
Loan servicing revenue	$26,600	$28,034	$29,121	$(1,434)	(5.12)%	$(1,087)	(3.73)%
Loan servicing asset revaluation	(9,958)	(16,581)	(21,224)	6,623	39.94	4,643	21.88
Net gains on sales of loans	49,473	29,002	75,170	20,471	70.58	(46,168)	(61.42)
Net (loss) gain on loans accounted for under the fair value option	(13,083)	7,408	(5,041)	(20,491)	(276.61)	12,449	246.95
Equity method investments income (loss)	(14,691)	(7,889)	(386)	(6,802)	(86.22)	(7,503)	(1,943.78)
Equity security investments gains (losses), net	14,909	3,532	213	11,377	322.11	3,319	1,558.22
Gain on sale of investment securities available-for-sale, net	1,880	620	—	1,260	203.23	620	100.00
Lease income	10,508	9,655	7,966	853	8.83	1,689	21.20
Management fee income	6,352	1,742	—	4,610	264.64	1,742	100.00
Title insurance income	—	—	2,775	—	—	(2,775)	(100.00)
Other noninterest income	14,010	7,996	7,671	6,014	75.21	325	4.24
Total noninterest income	$86,000	$63,519	$96,265	$22,481	35.39%	$(32,746)	(34.02)%

Years ended December 31, 2020 vs. 2019

For 2020, noninterest income increased by $22.5 million, or 35.4%, compared to 2019.  The increase from the prior year is primarily the result of a $20.5 million increase in net gains on sales of loans combined with net gains on equity securities discussed above, a net positive increase in the loan servicing asset revaluation of $6.6 million, management fee income earned by Canapi Advisors increasing by $4.6 million and a $6.0 million increase in other noninterest income largely comprised of $2.7 million in revenue resulting from the sale of services from co-developed technology for processing PPP loans and $2.2 million in financial planning fees earned by Live Oak Private Wealth.  Offsetting the increases in noninterest income in 2020 was the aforementioned net loss on the valuation adjustment related to loans measured at fair value which increased by $20.5 million and increased losses on equity method investments of $6.8 million, largely the product of the Company’s pro-rata portion of tax expense arising from Apiture’s conversion from a partnership to a corporation.

The tables below reflect loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold that are being serviced. These components are key drivers of the Company's noninterest income.

	Three months ended December 31,		Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Amount of loans and leases originated	$808,010	$523,688	$966,499	$562,259	$2,175,055	$525,088	$500,634	$390,851
Guaranteed portions of loans sold	110,588	105,002	114,731	100,498	154,980	71,934	162,297	62,940
Outstanding balance of guaranteed loans sold (1)	2,819,625	2,746,480	2,878,664	2,802,073	2,840,429	2,870,108	2,761,015	2,952,774

	Years ended December 31,
	2020	2019	2018	2017	2016
Amount of loans and leases originated	$4,450,198	$2,001,886	$1,765,680	$1,934,238	$1,537,010
Guaranteed portions of loans sold	542,596	340,374	945,178	787,926	761,933
Outstanding balance of guaranteed loans sold (1)	2,819,625	2,746,480	3,045,460	2,680,641	2,278,618

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.

Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for those sold portions are retained by the Bank. In exchange for continuing to service sold loans, the Bank receives fee income represented in loan servicing revenue equivalent to 1.0% of the outstanding balance of SBA loans sold and 0.40% of the outstanding balance of USDA loans sold. In addition, the standard cost (adequate compensation) for servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue above or below the standard cost to service is reflected in a net servicing asset recorded on the consolidated balance sheets. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For 2020, loan servicing revenue decreased $1.4 million, or 5.1%, to $26.6 million as compared to 2019.  The small change in servicing revenue for 2020 has been a result of a relatively static year over year trend in sold loans serviced as well as a decline in the weighted average servicing fee resulting from the growth of the USDA sold and serviced portfolio at approximately 0.40%. At December 31, 2020, the outstanding balance of guaranteed loans sold in the secondary market was $2.82 billion compared to $2.75 billion at December 31, 2019.

Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For 2020, there was a net negative loan servicing revaluation adjustment of $10.0 million compared to a net negative adjustment of $16.6 million for 2019.  The net positive increase in the revaluation from 2019 to 2020 was primarily a result of slower prepayment speeds and more favorable market conditions.

In consideration of the sensitivity of servicing rights as discussed above and in Note 5 to the accompanying audited consolidated financial statements, the following table is provided as of December 31, 2020 reflecting the effect on fair value due to hypothetical changes in yield curve rates.

Change in Yield Curve Assumption	Increase (Decrease) in Value
+300 basis point	($4,720)
+200 basis point	(3,307)
+100 basis point	(1,742)
- 100 basis point	1,952

Net Gains on Sale of Loans: For 2020, net gains on sales of loans increased $20.5 million, or 70.6%, compared to 2019. The volume of guaranteed loans sold increased $202.2 million, or 59.4%, in 2020 to $542.6 million from $340.4 million in 2019.  The average net gain on guaranteed loan sales increased from $84.8 thousand to $85.1 thousand, per million sold, in 2019 and 2020, respectively.  The increase in net gains on sale of loans is due to the combined effect of an overall increase in sales volume, the mix of loans sold and higher secondary market premiums.  The volume of sales in 2020 was largely a product of heightened levels of guaranteed loans eligible for sale during the year.

Net (Loss) Gain on Loans Accounted for Under the Fair Value Option:   For 2020, the net loss on loans accounted for under the fair value option increased $20.5 million, or 276.6%, compared to 2019.  The carrying amount of loans accounted for under the fair value option at December 31, 2020 and 2019 was $851.5 million ($36.1 million classified as held for sale and $815.4 million classified as held for investment) and $840.7 million ($16.2 million classified as held for sale and $824.5 million classified as held for investment), respectively, an increase of $10.8 million, or 1.3%.  The 2020 net loss on loans accounted for under the fair value option was estimated to be approximately $10.4 million related to the severity of ongoing developments of the COVID-19 pandemic.  The magnitude of COVID-19 related impacts on loan fair value adjustments first half of 2020 combined with similar factors influencing the provision for loan and lease credit losses was dampened by improving market conditions.

Years ended December 31, 2019 vs. 2018

For 2019, noninterest income decreased by $32.7 million, or 34.0%, compared to 2018. The decrease from the prior year is primarily the result of the aforementioned strategic decision made in the latter part of 2018 to sell fewer loans, resulting in net gains on sales of loans declining to $29.0 million for 2019, compared to $75.2 million for 2018, a reduction of $46.2 million, or 61.4%.   The flow-through loss from investments accounted for under the equity method increased $7.5 million for 2019, compared to 2018.  Also impacting the overall decrease in noninterest income was a decline in title insurance income of $2.8 million during 2019, compared to 2018, due to the sale of the title insurance business in third quarter of 2018.  Partially offsetting the overall decrease in noninterest income was a $12.4 million, or 247.0%, decrease in the loss loans accounted for under the fair value option principally due to improving market conditions, such as increased premiums, combined with an increase in net gains on equity security investments of $3.3 million and an increase in solar panel lease income of $1.7 million.

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

Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the years ended December 31, 2019 and 2018, there was a negative loan servicing revaluation of $16.6 million and $21.2 million, respectively.

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

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Years Ended December 31,			2019/2020 Increase (Decrease)		2018/2019 Increase (Decrease)
	2020	2019	2018	Amount	Percent	Amount	Percent
Noninterest expense
Salaries and employee benefits	$112,525	$90,634	$77,411	$21,891	24.15%	$13,223	17.08%
Non-staff expenses:
Travel expense	3,451	6,921	9,156	(3,470)	(50.14)	(2,235)	(24.41)
Professional services expense	6,359	6,859	4,878	(500)	(7.29)	1,981	40.61
Advertising and marketing expense	3,510	5,936	6,015	(2,426)	(40.87)	(79)	(1.31)
Occupancy expense	8,757	8,116	7,065	641	7.90	1,051	14.88
Data processing expense	12,344	9,265	12,010	3,079	33.23	(2,745)	(22.86)
Equipment expense	17,603	16,327	13,724	1,276	7.82	2,603	18.97
Other loan origination and maintenance expense	10,790	9,272	5,967	1,518	16.37	3,305	55.39
Renewable energy tax credit investment impairment	—	602	—	(602)	(100.00)	602	100.00
FDIC insurance	7,473	3,447	3,234	4,026	116.80	213	6.59
Title insurance closing services expense	—	—	912	—	—	(912)	(100.00)
Impairment expense on goodwill and other intangibles	—	—	2,680	—	—	(2,680)	(100.00)
Other expense	9,864	7,545	9,652	2,319	30.74	(2,107)	(21.83)
Total non-staff expenses	80,151	74,290	75,293	5,861	7.89	(1,003)	(1.33)
Total noninterest expense	$192,676	$164,924	$152,704	$27,752	16.83%	$12,220	8.00%

Years ended December 31, 2020 vs. 2019

Total noninterest expense for 2020 increased $27.8 million, or 16.8%, compared to 2019. The increase in noninterest expense was predominately driven by increased personnel cost, data processing expense, and FDIC insurance.

Salaries and employee benefits: Total personnel expense for 2020 increased by $21.9 million, or 24.2%, compared to 2019.  While personnel expense is carefully managed, the year over year increase is principally due to the Company’s commitment to and investment in its workforce to support growth and a variety of initiatives.  The year over year increase was influenced by $7.2 million in expense for a performance bonus pool that was available to all employees other than executive officers during the second quarter of 2020 and $4.1 million in payroll related expense associated with the fourth quarter accelerated vesting of approximately 2.5 million restricted stock unit awards with market price conditions. Total full-time equivalent employees increased from 612 at December 31, 2019 to 630 at December 31, 2020.  Salaries and employee benefits expense included $14.7 million of stock-based compensation for 2020, compared to $11.7 million for 2019.  Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.

Travel & Advertising and marketing expenses:  For 2020, travel & advertising and marketing expenses in aggregate decreased $5.9 million, or 45.9%.  This decrease was the result of certain operational adaptations due to the impact of COVID-19.

Data processing expense: Total data processing expense for 2020 increased by $3.1 million, or 33.2%, compared to 2019.  The increase over 2019 was predominantly driven by third party costs incurred in internal software development and with additional software subscriptions to help maximize operational efficiencies.

FDIC insurance:  For 2020, FDIC insurance increased $4.0 million compared to 2019 due to higher required premiums.

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

Results of Segment Operations

Years ended December 31, 2020 vs. 2019

The Company’s operations are managed along two primary operating segments” Banking and Fintech.  A description of each business and the methodologies used to measure financial performance is described in Note 16. Segments in the accompanying notes to the consolidated financial statements.  Net income (loss) by operating segment is presented below:

	Years ended December 31,
	2020	2019	2018
Banking	$57,462	$29,661	$65,314
Fintech	(1,932)	(8,266)	(1,005)
Other	4,013	(3,361)	(12,861)
Consolidated net income	$59,543	$18,034	$51,448

Banking

Net income increased $27.8 million, or 93.7%, compared to 2019.  The increase was primarily the result of increased net interest income, non-interest income and a decrease in income tax expense.

Net interest income increased $55.3 million, or 39.6%, compared to 2019.  See the analysis of net interest income included in the above section captioned “Net Interest Income and Margin” as it is predominantly related to the Banking segment.

See the analysis of provision for loan and lease credit losses included in the above section captioned “Provision for Loan and Lease Credit Losses” as it is entirely related to the Banking segment.

Noninterest income increased $13.5 million, or 21.0%, compared to 2019.  This increase was largely comprised of net gains on sales of loans increasing $20.4 million, or 70.6% combined with a net positive increase in the loan servicing asset revaluation of $6.6 million, or 39.9%.  See the analysis of these categories of noninterest income included in the above section captioned “Noninterest Income” for additional discussion.

Noninterest expense increased $29.3 million, or 19.3% compared to 2019.  See the analysis of these categories of noninterest expense included in the above section captioned “Noninterest Expense” for additional discussion.

Income tax expense decreased $14.0 million, or 205.4%, compared to 2019. See the below section captioned “Income Tax Expense.”

Fintech

Net loss decreased by $6.3 million, or 76.6%, compared to 2019.  The decrease was primarily the result of increased non-interest income.

Noninterest income increased $9.0 million compared to 2019, or 369.6%, compared to 2019.  This significant increase was largely due to the earlier discussed $13.7 million non-cash gain resulting from the increase in the observable fair market value of the Company’s investment in Greenlight combined with an increase of $4.6 million, or 264.7%, in Canapi’s management fee income.  Partially offsetting the increase in noninterest income during 2020 was the Company’s pro rata portion of income tax expense of $7.8 million arising from Apiture’s conversion from a partnership to a corporation.

Noninterest expense decreased $1.6 million, or 22.2% compared to 2019.  This decrease was largely due to a significant reduction in legal related expenses associated with the formation of Canapi in the prior year.

Income tax expense increased $4.2 million, or 345.4%, compared to 2019, consistent with the segment’s increase in net income before taxes.

Years ended December 31, 2019 vs. 2018

Banking

Net income for 2019 decreased $35.7 million, or 54.6%, compared to 2018.  The decrease was primarily the result of a higher provision for loan and lease losses, lower non-interest income, higher noninterest expense and higher levels of income tax expense.

Net interest income increased $31.8 million, or 29.5%, compared to 2018.  See the analysis of net interest income included in the above section captioned “Net Interest Income and Margin” as it is predominantly related to the Banking segment.

See the analysis of provision for loan and lease credit losses included in the above section captioned “Provision for Loan and Lease Credit Losses” as it is entirely related to the Banking segment.

Noninterest income decreased $27.6 million, or 30.2%, compared to 2018.  This decrease was largely the result of intentionally lower net gains on sales of loans decreasing $46.2 million, or 61.4%.  See the analysis of these categories of non-interest income included in the above section captioned “Noninterest Income” for additional discussion.

Noninterest expense increased $21.6 million, or 16.6% compared to 2018.  See the analysis of these categories of noninterest expense included in the above section captioned “Noninterest Expense” for additional discussion.

Income tax expense increased $8.5 million compared to 2018. See the below section captioned “Income Tax Expense.”

Fintech

Net loss for 2019 increased by $7.3 million, compared to 2018.  The increase was primarily the result of increased noninterest expenses.

Noninterest income decreased $2.1 million, or 531.1%, compared to 2018.  This decrease was largely due to pro rata losses related to the Company’s equity method investments.

Noninterest expense increased $6.5 million compared to 2018.  This decrease was largely due to legal and other startup expenses associated with the formation of Canapi.

Income tax benefit increased $1.2 million compared to 2018, consistent with the segment’s decrease in net income before taxes.

Income Tax Expense/Benefit

Years ended December 31, 2020 vs. 2019

Income tax benefit in 2020 was $12.2 million compared to a net income tax expense in 2019 of $5.4 million. The income tax benefit in 2020 was principally the product of vesting of restricted stock unit awards with market price conditions during the fourth quarter combined with the tax impact of enactment of the CARES Act on March 27, 2020. Upon vesting, the fair value of the above mentioned awards exceeded the total compensation cost recognized by the Company for book purposes, which resulted in the recognition of a tax benefit of $22.1 million. The Company also recorded a tax benefit of $3.7 million due to the CARES Act, which allows the carryback of certain net operating losses to each of the five taxable years preceding the taxable year of such losses.

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

See Note 9. Income Taxes for more information.

Discussion and Analysis of Financial Condition

December 31, 2020 vs. 2019

Total assets at December 31, 2020 were $7.87 billion, an increase of $3.06 billion, or 63.6%, compared to total assets of $4.81 billion at December 31, 2019. The growth in total assets was principally driven by the following:

•

Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, increased $96.9 million largely as a product of increased levels of borrowings, deposits and loan sales used to fund planned PPP and other loan originations in 2020;

•

Increased investment securities available-for-sale by $210.1 million.  This increase in investment securities was due to availability of excess surplus liquidity, discussed above related to pandemic readiness; and

•

Growth in loans and leases held for sale and held for investment of $2.73 billion resulting from strong origination activity in 2020, including $1.76 billion in PPP loans. Additionally, the Company originated a record of $2.69 billion loans and leases in 2020 excluding PPP loans.

Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, was $318.3 million at December 31, 2020, an increase of $96.9 million, or 43.8%, compared to $221.4 million at December 31, 2019.  As mentioned above, this increase largely reflects funding for significant loan growth efforts during the year.

Total investment securities increased $210.1 million during 2020, from $540.0 million at December 31, 2019, to $750.1 million at December 31, 2020, an increase of 38.9%.  The Company increased its investment securities position during 2020 largely as a part of improving returns on excess liquidity and meeting investment asset-liability plans.  At December 31, 2020, the investment portfolio was comprised of U.S. government agency, U.S. government-sponsored enterprise mortgage-backed securities and municipal bonds.

Loans and leases held for sale increased $209.0 million, or 21.6%, during 2020, from $966.4 million at December 31, 2019, to $1.18 billion at December 31, 2020. The increase was primarily the result of strong loan originations in 2020.

Loans and leases held for investment increased $2.52 billion, or 95.8%, during 2020, from $2.63 billion at December 31, 2019, to $5.15 billion at December 31, 2020. The increase was primarily the result of the above-mentioned loan originations in 2020, and all PPP loans are classified as held for investment.

Premises and equipment, net, decreased $19.8 million, or 7.1%, during 2020 which was primarily driven by increased levels of depreciation of facilities and infrastructure to accommodate Company growth and solar panels to meet leasing obligations in prior periods.  Also impacting premises and equipment was the decision to sell two aircraft in the year that were carried at an aggregate value of $19.2 million with a deposit on a single replacement aircraft of $19.1 million.  The decision to sell these aircraft resulted in them being reclassified out of premises and equipment to other assets as held for sale assets carried at the lower of cost or market value.  Upon reclassification to held for sale the Company recognized impairment charges of $1.3 million to mark the aircraft to their estimated fair value at that time.  Management’s decision to sell two aircraft and replace with one was based upon the determination that the older aircraft were ineffective in efficiently serving the needs of an expanding nationwide customer base.

Other assets increased $73.2 million, or 46.2%, from $158.6 million at December 31, 2019 to $231.8 million at December 31, 2020.  This increase was due to a variety of items, principally comprised of a $21.4 million increase in accrued interest receivable largely due to significantly higher levels of interest earning assets combined with the deferral of payments on PPP loans, the earlier discussed $13.7 million increase in the carrying value of the Company’s investment in Greenlight, $10.4 million in increased receivables from the SBA for guarantee recoveries, $8.9 million for one of the two aircraft discussed above remaining unsold at year end, $7.9 million in net tax receivable and deferred tax assets reclassified from a net liability position in the prior year, $7.9 million in new investments and $4.0 million in new intangibles added as a result of the acquisition of Jolley Asset Management, LLC (as discussed more fully in Note 1. Organization and Summary of Significant Accounting Policies under the subheading Business Combination in the notes to the consolidated financial statements).

Total deposits were $5.71 billion at December 31, 2020, an increase of $1.49 billion, or 35.2%, from $4.23 billion at December 31, 2019. The increase in deposits was largely driven by the PPP and other significant loan origination efforts during the year.

Borrowings increased to $1.54 billion at December 31, 2020 from $14 thousand at December 31, 2019.  This increase was related to $1.74 billion in new borrowings through the PPPLF in the second and third quarters of 2020. These PPPLF borrowings were used to help fund PPP loans and complement the defensive strategy earlier in the year to build liquidity due to the uncertainty of the effects of COVID-19.

Shareholders’ equity at December 31, 2020 was $567.9 million as compared to $532.4 million at December 31, 2019. The tangible book value per share (a non-GAAP measure, see “Non-GAAP Measures” below for a description and reconciliation to the most comparable GAAP measure) was $13.28 at December 31, 2020 compared to $13.20 at December 31, 2019. Average equity to average assets was 8.1% for 2020 compared to 12.2% for 2019. The increase in shareholders’ equity for 2020 was principally the result of net income of $59.5 million, stock-based compensation expense of $14.7 million, other comprehensive income of $9.8 million and stock option exercises of $3.1 million.  Partially offsetting the increase in shareholders’ equity was $49.2 million in cash paid in lieu of stock for employee tax obligations in settlement of vested stock grants, principally related to the approximately 2.5 million awards with market price conditions vesting in the fourth quarter discussed earlier and $4.9 million in dividends.

During 2020, 1,807,774 shares of Class B common stock (non-voting) were converted to Class A common stock (voting) under private sales. The conversion decreased the value of Class B common stock (non-voting) and increased the value of Class A common stock (voting) by $19.1 million.

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

Loans and leases held for investment increased $801.9 million, or 43.9%, during 2019, from $1.83 billion at December 31, 2018 to $2.63 billion at December 31, 2019.  The increase was primarily the result of $2.00 billion in loan and lease origination activities during 2019 combined with the late 2018 strategic shift to retain higher levels of loans on the balance sheet.

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

Operating leases right-of-use assets and operating lease liabilities were additions to the balance sheet pursuant to the adoption of the new lease standard (ASU No. 2016-02) effective January 1, 2019.  These balance sheet accounts reflect the Company’s rights and obligations created by almost all leases in which it is a lessee with remaining terms of more than 12 months.  See Note 1. Organization and Summary of Significant Accounting Policies and Note 4. Leases of the notes to consolidated financial statements for more information on the adoption of this new standard.

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

Shareholders’ equity at December 31, 2019 was $532.4 million as compared to $493.6 million at December 31, 2018. The book value per share was $13.20 at December 31, 2019 and average equity to average assets was 12.2% for 2019, compared to a book value per share of $12.29 at December 31, 2018 and average equity to average assets of 13.8% for the year ended December 31, 2018. The increase in shareholders’ equity is principally the result of net income to common shareholders of $18.0 million, other comprehensive income of $13.4 million and stock-based compensation expense of $11.7 million, partially offset by $4.8 million in dividends.

Loans Held for Sale & Serviced Portfolio

Any loan or portion of a loan that the Company has the intent and ability to sell is classified as held for sale. The average age of the held for sale portfolio as of December 31, 2020 was 13.5 months from origination date. Less than 25% of the current held for sale portfolio is older than two years. The majority of held for sale loans over one year old are composed of construction loans. Construction loans typically have extended build out periods that inherently result in longer lead times between origination and the ultimate sale date. Approximately 30.0% of the held for sale portfolio is aged between one and two years.

As of December 31, 2020 and 2019, the cumulative total outstanding principal balance of loans sold since May 2007 totaled $3.20 billion and $2.97 billion, respectively. The Company generally continues to service loans after the date of sale. As of December 31, 2020 and 2019, the total outstanding principal of loans and leases, including those serviced for others, was $9.57 billion and $6.57 billion, respectively.

Loan and Lease Maturity

As of December 31, 2020, $6.49 billion, or 67.8%, of the total outstanding principal of loans and leases, including those serviced for others, were variable rate loans that adjust at specified dates based on the prime lending rate or other variable indices. As of December 31, 2020, $4.27 billion, or 44.6%, of total outstanding principal of loans and leases were variable rate loans that adjust on either a calendar monthly or calendar quarterly basis using the prime lending rate or other variable indices.

At December 31, 2020, 62.3%, or $4.0 billion, of the combined held for sale and held for investment loan and lease portfolio was composed of variable rate loans.

At December 31, 2020, $2.07 billion, or 40.1%, of the held for investment balance matures in less than five years. Loans and leases maturing in greater than five years total $3.09 billion of the total $5.16 billion. The variable rate portion of the total held for investment loans and leases, excluding PPP loans, is 81.4%, which reflects the Company’s strategy to minimize interest rate risk through the use of variable rate products.

	At December 31, 2020
	Remaining Contractual Maturity of Total Held for Investment Loans and Leases
	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total(1)
Fixed rate loans and leases:
Commercial & Industrial
Small Business Banking	$2,187	$15,850	$102,286	$5,238	$125,561
Specialty Lending	29,107	28,030	60,222	20,309	137,668
Paycheck Protection Program	—	1,528,180	—	—	1,528,180
Total	31,294	1,572,060	162,508	25,547	1,791,409
Construction & Development
Small Business Banking	16,992	7,967	14,678	8,018	47,655
Specialty Lending	25,326	10,362	—	—	35,688
Total	42,318	18,329	14,678	8,018	83,343
Commercial Real Estate
Small Business Banking	2,949	17,048	8,537	84,634	113,168
Specialty Lending	—	335	1,032	1,760	3,127
Total	2,949	17,383	9,569	86,394	116,295
Commercial Land
Small Business Banking	7,547	59,570	17,753	136,686	221,556
Total	7,547	59,570	17,753	136,686	221,556
Total fixed rate loans and leases	84,108	1,667,342	204,508	256,645	2,212,603
Variable rate loans and leases:
Commercial & Industrial
Small Business Banking	23,200	56,290	713,649	105,837	898,976
Specialty Lending	47,039	68,053	131,656	28,963	275,711
Total	70,239	124,343	845,305	134,800	1,174,687
Construction & Development
Small Business Banking	5,747	6,169	5,671	117,845	135,432
Specialty Lending	13,403	9,886	10,256	23,380	56,925
Total	19,150	16,055	15,927	141,225	192,357
Commercial Real Estate
Small Business Banking	7,717	24,230	131,438	1,044,496	1,207,881
Specialty Lending	—	55,784	26,171	90,566	172,521
Total	7,717	80,014	157,609	1,135,062	1,380,402
Commercial Land
Small Business Banking	31	456	10,670	193,442	204,599
Total	31	456	10,670	193,442	204,599
Total variable rate loans and leases	97,137	220,868	1,029,511	1,604,529	2,952,045
Total held for investment loans and leases	$181,245	$1,888,210	$1,234,019	$1,861,174	$5,164,648
(1)	Excludes net deferred (fees) costs

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

Nonperforming assets and TDRs, excluding loans measured at fair value, at December 31, 2020 were $82.5 million, which represented a $40.6 million, or 96.9%, increase from December 31, 2019. These nonperforming assets, at December 31, 2020 were comprised of $46.1 million in nonaccrual loans and leases and $4.2 million in foreclosed assets. Of the $82.5 million of nonperforming assets and TDRs, $43.1 million carried an SBA guarantee, leaving an unguaranteed exposure of $39.3 million in total nonperforming assets and TDRs at December 31, 2020. This represents an increase of $27.1 million, or 221.8%, from an unguaranteed exposure of $12.2 million at December 31, 2019.

The following table provides information with respect to nonperforming assets and troubled debt restructurings, excluding loans measured at fair value, at the dates indicated.

	2020 (1)	2019 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual) (2)	$46,110	$21,937
Total accruing loans and leases past due 90 days or more	—	—
Foreclosed assets	4,155	5,612
Total troubled debt restructurings (3)	39,803	16,566
Less nonaccrual troubled debt restructurings	(7,592)	(2,225)
Total performing troubled debt restructurings (3)	32,211	14,341
Total nonperforming assets and troubled debt restructurings (2) (3)	$82,476	$41,890
Allowance for credit losses on loans and leases	$52,306	$28,234
Total nonperforming loans and leases to total loans and leases held for investment (2)	1.06%	1.22%
Total nonperforming loans and leases to total assets (2)	0.66%	0.55%
Total nonperforming assets and troubled debt restructurings to total assets (2) (3)	1.17%	1.05%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.21%	1.57%
Allowance for credit losses on loans and leases to total nonperforming loans and leases (2)	113.44%	128.70%

(1)	Excludes loans measured at fair value.
(2)	The year ended December 31, 2020 excludes one $6.1 million nonaccrual loan classified as held for sale.
(3)	The year ended December 31, 2020 excludes one $5.1 million troubled debt restructuring loan classified as held for sale.

	2020 (1)	2019 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S. government (all on nonaccrual)	$26,032	$14,713
Total accruing loans and leases past due 90 days or more guaranteed by the U.S. government	—	—
Foreclosed assets guaranteed by the U.S. government	3,220	4,492
Total troubled debt restructurings guaranteed by the U.S. government	18,160	10,845
Less nonaccrual troubled debt restructurings guaranteed by the U.S. government	(4,271)	(385)
Total performing troubled debt restructurings guaranteed by U.S. government	13,889	10,460
Total nonperforming assets and troubled debt restructurings guaranteed by the U.S. government	$43,141	$29,665
Allowance for credit losses on loans and leases	$52,306	$28,234
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.46%	0.40%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.29%	0.18%
Total nonperforming assets and troubled debt restructurings not guaranteed by the U.S. government to total assets	0.56%	0.31%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S government	260.51%	390.84%

(1)	Excludes loans measured at fair value.

Total nonperforming assets and troubled debt restructurings, including loans measured at fair value, at December 31, 2020 were $153.2 million, which represented a $42.1 million, or 37.9%, increase from December 31, 2019. These nonperforming assets, at December 31, 2020 were comprised of $85.4 million in nonaccrual loans and leases and $4.2 million in foreclosed assets. Of the $153.2 million of nonperforming assets and TDRs, $97.7 million carried an SBA guarantee, leaving an unguaranteed exposure of $55.5 million in total nonperforming assets and TDRs at December 31, 2020. This represents an increase of $28.3 million, or 103.9%, from an unguaranteed exposure of $27.2 million at December 31, 2019.

See the below discussion related to the change in potential problem and individually evaluated loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.

As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 8.8% at December 31, 2020, compared to 4.4% at December 31, 2019. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at December 31, 2020 and December 31, 2019 were 3.8% and 1.5%, respectively.

As of December 31, 2020, and December 31, 2019, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $311.4 million and $129.1 million, respectively.  The following is a discussion of these loans and leases.  Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases.  For a complete description of the risk grading system used by the Company, see “Credit Quality Indicators” in Note 3 to the notes to consolidated financial statements. At December 31, 2020, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $168.9 million resulting in unguaranteed exposure risk of $142.5 million, or 8.2% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2019 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $65.8 million resulting in unguaranteed exposure risk of $63.3 million, or 5.4% of total held for investment unguaranteed exposure carried at historical cost. As of December 31, 2020, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Educational Services at 15.3%, Wine and Craft Beverage at 14.3%, Hotels at 13.6%, Entertainment Centers at 12.5%, Healthcare at 10.3%, Fitness Centers at 7.2%, Self Storage at 6.4% and Veterinary at 4.5%.  As of December 31, 2019, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Healthcare at 20.8%, Hotels at 14.7%, Wine and Craft Beverage at 14.3%, Self Storage at 8.4%, Veterinary at 7.1%, Government Contracting at 6.1%, and Educational Services at 5.7%.  Other than Hotels and Government Contracting which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division. Two Government Contracting relationships were charged off in the first nine months of 2020 which resulted in a reduction in individually evaluated loans for this vertical.  The majority of the increase in potential problem and classified loans and leases was comprised of a relatively small number of borrowers largely concentrated in the Company’s more mature verticals.  Furthermore, the Company believes that its underwriting and credit quality standards have continued to tighten with emphasis on new production in pandemic resilient verticals and increased monitoring of existing loans in pandemic susceptible verticals as the impacts and uncertainties COVID-19 continue to evolve.   With this emphasis, systemic issues have begun to appear within the Hotel, Wine and Craft Beverage, Fitness Centers, Educational Services, and Entertainment Center verticals due to stress related to the COVID-19 pandemic and contributed to the increase in criticized and classified loans and leases.

Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less, unless the borrower was not past due at the time of a modification as a part of a COVID-19 assistance program. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. In all cases, credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term.  At December 31, 2020, the Company had $272.3 million in modified unguaranteed loans and leases for borrowers impacted by the COVID-19 pandemic. These modifications were primarily short-term payment deferrals generally no more than six-months in duration and accordingly are not considered troubled debt restructurings.  As of February 22, 2021, the Company’s modified unguaranteed loans and leases for borrowers impacted by the COVID-19 pandemic was approximately $74.3 million, a decrease from December 31, 2020 due to borrowers beginning to emerge from deferral needs.

Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted.  Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. At December 31, 2020, and December 31, 2019, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $237.5 million and $89.5 million, respectively. The increase in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during 2020 was principally confined to eight verticals: Educational Services ($37.9 million or 25.6%), Entertainment Centers ($26.1 million or 17.6%), Fitness Centers ($18.4 million or 12.4%), Wine and Craft Beverage ($17.4 million or 11.8%), Senior Care ($11.9 million or 8.1%), Hotels ($8.9 million or 6.0%), and Self Storage ($7.8 million or 5.3%).  Other than Hotels, which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division.  At December 31, 2020, approximately 100.0% of loans and leases classified as Risk Grade 5 are performing with no current payments past due more than 30 days.  While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio. In conjunction with this, management believes that volumes of delinquencies may not be an accurate depiction of the borrower’s repayment abilities under the current pandemic induced circumstances due to payments being made by the SBA on behalf of borrower with loans under its programs.  This payment assistance commenced in the first quarter and continued for six months.  As government payment assistance began to expire toward the end of 2020, borrowers with continuing difficulties arising from the pandemic were provided additional relief through payment deferrals.

Management monitors these borrowers closely and has observed improving financial conditions.  Management expects most will be able to resume making regular payments in early 2021.

Allowance for Credit Losses on Loans and Leases

See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in this report for a description of the methodologies used to estimate the allowance for credit losses prior to and after the adoption of ASC 326, Financial Instruments – Credit Losses, on January 1, 2020.

The ACL of $28.2 million at December 31, 2019 increased by $24.1 million, or 85.3%, to $52.3 million at December 31, 2020. The ACL, as a percentage of loans and leases held for investment at historical cost amounted to 1.2% at December 31, 2020 and 1.6% at December 31, 2019. Excluding PPP loans and related reserves, the ACL, as a percentage of loans and leases held for investment at historical cost amounted to 1.8% at December 31, 2020.  As mentioned earlier, the Company adopted the new CECL standard effective January 1, 2020.  Upon adoption, the Company recorded a $1.3 million decrease in the ACL.  In implementing CECL, the Company accordingly determined to use forecasted levels of unemployment as a primary economic variable in forecasting future expected losses.  Based upon the severity of ongoing developments resulting from the COVID-19 pandemic, combined with the effects of the above discussed increased levels of loan originations, significant charge-offs and model refinements in recognition of loss experience on non-mature verticals, as addressed more fully in the Provision for Loan and Lease Credit Losses section of Results of Operations, the Company’s allowance for credit losses on loans and leases increased significantly in 2020.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have increased by $15.1 million since December 31, 2019.   Total loans and leases 90 or more days past due increased $22.8 million, or 58.4%, compared to December 31, 2019.  The increase was comprised of a $16.3 million and $6.6 million increase in the unguaranteed and guaranteed portions, respectively, of past due loans compared to December 31, 2019 and was the result of a small number of relationships across fourteen industries but primarily concentrated within the Hotel, Entertainment Center, Wine and Craft Beverage and Self-Storage verticals.  At December 31, 2020 and December 31, 2019, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 1.1% and 1.7%, respectively.  Total unguaranteed loans and leases past due were comprised of $23.1 million carried at historical cost, an increase of $15.1 million, and $6.3 million measured at fair value, a decrease of $5.4 million as of December 31, 2020 compared to December 31, 2019.  Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $52.3 million at December 31, 2020 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid, including but not limited to factors related to the above mentioned SBA delinquency effect and pandemic-susceptible verticals. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 3. Loans and Leases Held for Investment and Credit Quality of the Notes to the Consolidated Financial Statements in this report.

The following table sets forth the breakdown of the allowance for credit losses on loans and leases carried at historical cost by category at the dates indicated.

	2020				2019
	Allowance	Total Loans and Leases(1)	% of Total Allowance	% of Total Loans and Leases(1)	Allowance	Total Loans and Leases(1)	% of Total Allowance	% of Total Loans and Leases(1)
Commercial & Industrial
Small Business Banking	$2,297	$716,196	4.39%	16.47%	$8,718	$386,223	30.88%	21.49%
Specialty Lending	19,417	342,289	37.12	7.87	7,039	168,018	24.93	9.35
Paycheck Protection Program	5,259	1,528,180	10.06	35.13	—	—	—	—
Total	26,973	2,586,665	51.57	59.47	15,757	554,241	55.81	30.84
Construction & Development
Small Business Banking	1,907	183,087	3.65	4.21	2,118	302,470	7.50	16.82
Specialty Lending	3,756	92,613	7.18	2.13	614	44,848	2.18	2.50
Total	5,663	275,700	10.83	6.34	2,732	347,318	9.68	19.32
Commercial Real Estate
Small Business Banking	11,226	999,697	21.46	22.99	6,415	538,654	22.72	29.97
Specialty Lending	6,922	155,331	13.24	3.57	2,012	123,040	7.13	6.85
Total	18,148	1,155,028	34.70	26.56	8,427	661,694	29.85	36.81
Commercial Land
Small Business Banking	1,522	331,881	2.91	7.63	1,318	234,133	4.67	13.03
Total	1,522	331,881	2.91	7.63	1,318	234,133	4.67	13.03
Total	$52,306	$4,349,274	100.00%	100.00%	$28,234	$1,797,386	100.00%	100.00%
(1)	Excludes loans measured at fair value.

Analysis of Loan and Lease Loss Experience. The following table sets forth an analysis of net charge-offs for loans and leases carried at historical cost to average total loans and leases, carried at historical cost, by category for the years indicated.

	2020			2019			2018
	Net Charge-offs(1)	Average Total Loans & Leases(1)	% of Total Loans(1)	Net Charge-offs(1)	Average Total Loans & Leases(1)	% of Total Loans(1)	Net Charge-offs(1)	Average Total Loans & Leases(1)	% of Total Loans(1)
Commercial & Industrial
Small Business Banking	$2,669	$463,811	0.58%	$641	$271,756	0.24%	$953	$110,213	0.86%
Specialty Lending	1,648	226,365	0.73	—	125,091	—	—	42,401	—
Paycheck Protection Program	—	1,271,106	—	—	—	—	—	—	—
Total	4,317	1,961,282	0.22	641	396,847	0.16	953	152,614	0.62
Construction & Development
Small Business Banking	—	112,864	—	—	208,155	—	—	134,250	—
Specialty Lending	—	57,651	—	—	27,774	—	—	9,378	—
Total	—	170,515	—	—	235,929	—	—	143,628	—
Commercial Real Estate
Small Business Banking	164	821,241	0.02	(18)	410,054	—	164	143,793	0.11
Specialty Lending	10,155	177,774	5.71	615	125,482	0.49	—	84,974	—
Total	10,319	999,015	1.03	597	535,536	0.11	164	228,767	0.07
Commercial Land
Small Business Banking	629	316,691	0.20	172	192,845	0.09	—	94,775	—
Total	629	316,691	0.20	172	192,845	0.09	—	94,775	—
Total	$15,265	$3,447,503	0.44%	$1,410	$1,361,157	0.10%	$1,117	$619,784	0.18%

(1)	Excludes loans measured at fair value.

Investment Securities

Investment securities totaled $750.1 million at December 31, 2020, an increase of $210.1 million, or 38.9%, compared to $540.0 million at December 31, 2019. The large increase in the investment portfolio for 2020 was primarily related to a strategic initiative to deploy the Bank’s excess cash position that arose from Q2 2020 efforts to safeguard liquidity, in the early stages of the global pandemic, as well as from the pledging of the PPP loans to the Federal Reserve PPPLF. This also included purchases of $57.8 million in mortgage-backed securities for purposes of complying with the Community Reinvestment Act and purchases of $237.0 million in mortgage-backed securities and $102.3 million in collateralized mortgage obligations to increase yield and duration.

The investment securities portfolio consists entirely of available-for-sale securities. The Company purchases securities for the investment securities portfolio to manage interest rate risk, ensure a stable source of liquidity and to provide a steady source of income in excess of cost of funds.

At December 31, 2020, the duration of the overall available-for-sale securities portfolio was approximately 4.63 years.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2020. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the tables below.

	Total	Within One Year		After One to Five Years		After Five to Ten Years		After Ten Years
	Amortized Cost	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
US government securities	$15,440	$4,999	2.65%	$7,515	2.17%	$2,926	2.84%	$—	0.00%
Mortgage-backed securities	703,092	—	0.00%	7,934	2.63%	202,991	2.81%	492,167	2.75%
Municipal bonds	3,267	—	0.00%	—	0.00%	—	0.00%	3,267	4.52%
Total securities	$721,799	$4,999	2.65%	$15,449	2.40%	$205,917	2.81%	$495,434	2.77%

At December 31, 2020, the Company had 97.4% of its total investment securities portfolio in mortgage-backed securities, compared with 93.2% at December 31, 2019.  The Company has continued to purchase mortgage-backed securities in order to obtain a favorable yield versus cash alternatives while still maintaining a low risk profile within the investment portfolio.

Deposits

The following table sets forth the composition of deposits.

	2020		2019		2018
	Total	Percent	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$75,287	1.32%	$51,965	1.23%	$56,481	1.79%
Interest-bearing deposits:
Interest-bearing checking	250,060	4.38	—	—	2,099	0.07
Money market	117,010	2.05	86,754	2.05	89,329	2.83
Savings	2,081,561	36.44	1,101,065	26.05	886,718	28.13
Time deposits	3,188,910	55.82	2,987,196	70.67	2,117,444	67.18
Total	5,637,541	98.68%	4,175,015	98.77%	3,095,590	98.21%
Total period end deposits	$5,712,828	100.00%	$4,226,980	100.00%	$3,152,071	100.00%
Total uninsured deposits	$580,912	10.17%	$357,917	8.47%	$316,823	10.05%

	2020			2019			2018
	Total	Percent	Average Rate	Total	Percent	Average Rate	Total	Percent	Average Rate
Average:
Noninterest-bearing demand deposits	$47,655	0.89%	—%	$49,510	1.33%	—%	$50,670	1.75%	—%
Interest-bearing deposits:
Interest-bearing checking	318,667	5.95	0.58	42	0.00	1.07	32,792	1.14	1.04
Money market	87,050	1.62	0.40	86,175	2.31	0.65	131,495	4.55	1.10
Savings	1,531,680	28.59	1.08	1,013,177	27.13	2.03	911,757	31.56	1.68
Time deposits	3,373,012	62.95	2.10	2,585,367	69.23	2.58	1,761,948	61.00	2.12
Total average deposits	$5,358,064	100.00%	1.67%	$3,734,271	100.00%	2.35%	$2,888,662	100.00%	1.89%

Deposits increased to $5.71 billion at December 31, 2020 from $4.23 billion at December 31, 2019, an increase of $1.48 billion, or 35.2%.  This increase was primarily due to the growth of the Company’s customer base in the savings and time deposit products, enhanced by a nationwide marketing campaign with attractive rates and additional wholesale funding.   The $250.1 million increase in interest-bearing checking during 2020 was related to wholesale funding obtained for the PPP loan disbursements to small businesses. The $2.1 million decrease in interest-bearing checking during 2019 was related to the remaining wind-down of the Company’s trust operations that primarily occurred in 2018.  Noninterest-bearing deposits increased $23.3 million, or 44.9%, during 2020, and interest-bearing deposits increased $1.46 billion, or 35.0%, during the same period.  The growth in deposits during 2019 and 2018 was primarily in savings and time deposits, offset by a strategic initiative to reduce the Company’s wholesale money market funds. Long-term wholesale funding contributed to the time deposit increases.

At December 31, 2020, the aggregate balance of uninsured time deposit accounts totaled $67.2 million.  At December 31, 2020, 71.7% of uninsured time deposit accounts were scheduled to mature within one year.  The maturity profile of uninsured time deposits at December 31, 2020 is as follows:

Maturity Period	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months
Amount of time deposits in uninsured accounts	$33,783	$8,330	$6,097	$19,030
Total uninsured time deposits	$33,783	$8,330	$6,097	$19,030

Borrowings

Total borrowings increased $1.54 billion at December 31, 2020 from December 31, 2019 as a result of the following:

In April 2020, the Company entered into the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF"). Under the PPPLF, advances must be secured by pledges of loans to small businesses originated by the Company under the U.S. Small Business Administration's 7(a) loan program titled the Paycheck Protection Program. The PPPLF accrues interest at thirty-five basis points and matures at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, ranging from April 1, 2022 to August 12, 2025, and will be accelerated on and to the extent of any 7(a) loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company repays the advance plus accrued interest. This $1.53 billion borrowing was fully advanced at December 31, 2020.

In September 2020, the Company renewed a revolving line of credit originally issued in 2017.  The line of credit is unsecured and accrues interest at 30-day LIBOR plus 1.15% for a term of 13 months, with an interest rate cap of 4.25% and an interest rate floor of 2.75%.  Payments are interest only with all principal and accrued interest due on October 10, 2021. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. The $50.0 million line of credit was fully advanced at March 31, 2020. The Company made a principal paydown of $45.0 million on May 28, 2020 and $12 thousand on September 20, 2020. There was an additional advance and curtailment netting to $9.5 million on December 29, 2020. There is $14.5 million outstanding and $35.5 million of available credit remaining at December 31, 2020.

In October 2017, the Company entered into a financing lease of $19 thousand with an unaffiliated equipment lease company, secured by fitness equipment which is included in premises and equipment on the consolidated balance sheet. Payments are principal and interest due monthly starting December 15, 2017 over a term of 60 months. At the end of the lease term there is a $1.00 bargain purchase option. As of January 1, 2019, this borrowing was revised in accordance with ASU 2016-02. At December 31, 2020, the remaining balance is $9 thousand.
Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit, FHLB advances, and the Federal Reserve Discount Window. A primary tool in the Company’s liquidity management process is the utilization of a Volatile Liability Coverage Ratio (“VLCR”) model to stress outflows in various scenarios with targeted days of liquidity coverage.  The VLCR model output is then used by management to ensure adequate liquidity sources are available during those future periods. At December 31, 2020, the total amount of these four liquidity source items was $3.06 billion, or 38.8% of total assets, an increase of 14.1% of total assets from $1.19 billion, or 24.7% of total assets, at December 31, 2019.

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

At December 31, 2020, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $750.1 million available to be pledged as collateral.

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

The Company's balance sheet is asset-sensitive with a total cumulative gap position of 0.42% at December 31, 2020. The Company’s near-term asset-sensitive position was reduced throughout 2020 as fixed rate investment and lending additions increased the Bank’s asset duration, while its retail deposits growth was primarily in savings and short-term certificates of deposits. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk with the majority of assets and liabilities being short-term, adjustable-rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes.

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

Capital amounts and ratios as of December 31, 2020, 2019 and 2018 are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$521,568	12.15%	$193,172	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$574,621	13.39%	$343,417	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$521,568	12.15%	$257,563	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$521,568	8.40%	$248,417	4.00%	N/A	N/A
Bank - December 31, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$470,069	11.25%	$188,012	4.50%	$271,573	6.50%
Total Capital (to Risk-Weighted Assets)	$522,305	12.50%	$334,243	8.00%	$417,804	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$470,069	11.25%	$250,683	6.00%	$334,243	8.00%
Tier 1 Capital (to Average Assets)	$470,069	7.60%	$247,288	4.00%	$309,110	5.00%
Consolidated - December 31, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)	$499,513	14.90%	$150,927	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$527,747	15.74%	$268,315	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$499,513	14.90%	$201,236	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$499,513	10.65%	$187,582	4.00%	N/A	N/A
Bank - December 31, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)	$451,807	13.66%	$148,950	4.50%	$215,150	6.50%
Total Capital (to Risk-Weighted Assets)	$480,040	14.51%	$264,800	8.00%	$331,000	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$451,807	13.66%	$198,600	6.00%	$264,800	8.00%
Tier 1 Capital (to Average Assets)	$451,807	9.68%	$186,627	4.00%	$233,283	5.00%
Consolidated - December 31, 2018
Common Equity Tier 1 (to Risk-Weighted Assets)	$467,033	17.21%	$122,127	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$481,465	17.74%	$217,115	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$467,033	17.21%	$162,836	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$467,033	13.47%	$138,733	4.00%	N/A	N/A
Bank - December 31, 2018
Common Equity Tier 1 (to Risk-Weighted Assets)	$385,030	14.45%	$119,896	4.50%	$173,183	6.50%
Total Capital (to Risk-Weighted Assets)	$399,607	15.00%	$213,148	8.00%	$266,435	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$385,030	14.45%	$159,861	6.00%	$213,148	8.00%
Tier 1 Capital (to Average Assets)	$385,030	11.28%	$136,584	4.00%	$170,730	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of December 31, 2020. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$2,523,919	$2,523,919	$—	$—	$—
Time deposits	3,188,910	2,244,543	584,829	263,000	96,538
Borrowings	1,542,093	14,492	1,527,601	—	—
Operating lease obligations	3,390	742	1,202	244	1,202
Total	$7,258,312	$4,783,696	$2,113,632	$263,244	$97,740

As of December 31, 2020 and 2019, the Company had commitments for on-balance sheet instruments in the amount of $15.8 million and $16.9 million, respectively.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan or investment commitments, lines of credit and letters of credit.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and any existing collateral has no value. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Commitments to extend credit (1)	$2,054,910	$1,834,449	$1,435,024
Standby letters of credit	22,913	25,532	2,150
Airplane purchase agreement commitments	—	—	10,450
Total commitments	$2,077,823	$1,859,981	$1,447,624

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

•	Determination of the allowance for credit losses on loans and leases;

•	Valuation of loans accounted for under the fair value option;
•	Valuation of servicing assets;
•	Valuation of equity security investments where no readily available market price exists;
•	Consideration of significant influence for certain relationships where we have equity interests;
•	Income taxes;
•	Restricted stock unit awards with market price conditions;
•	Valuation of foreclosed assets; and
•	Business combinations and goodwill.

Changes in these estimates, that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, would have a material impact on the Company’s financial position, results of operations or liquidity.

Non-GAAP Measures

Some of the financial measures included in our selected historical consolidated financial data and elsewhere in this Annual Report are not measures of financial performance recognized by GAAP. These non-GAAP financial measures are:  “tangible shareholders’ equity;” “tangible assets;” “tangible shareholders’ equity to tangible assets;” “tangible book value per share;”  “efficiency ratio;” “non-GAAP net income;” “noninterest income, non-GAAP;” “noninterest expense, non-GAAP;” “income before taxes, non-GAAP;” and “income tax (benefit) expense, non-GAAP.”  Management uses these non-GAAP financial measures in its analysis of the Company’s performance.

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

•

“Efficiency ratio” is defined as total noninterest expense divided by the sum of net interest income and noninterest income less gain on sale of investment securities available-for-sale, net. Management believes this measure is important as an indicator of productivity because it shows the amount of noninterest expense that was required to generate a dollar of revenue. While the efficiency ratio is a measure of productivity, its value reflects the unique attributes of the “high-touch business model” the Company employs.

•

“Non-GAAP net income” is defined as net income adjusted to exclude significant non-routine sources of income and uses of expenses and an estimated corporate income tax expense across all periods being compared. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•

“Noninterest income, non-GAAP” is defined as noninterest income adjusted to exclude significant non-routine sources of income, including gain on sale of aircraft. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•

“Noninterest expense, non-GAAP” is defined as noninterest expense adjusted to exclude significant non-routine uses of expenses, including loss on sale of aircraft, impairment on aircraft held for sale, impairment expense on goodwill and other intangibles, and impairments of renewable energy tax credit investment. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•

“Income before taxes, non-GAAP” is defined as income before taxes adjusted to exclude significant non-routine sources of income and uses of expenses as discussed above. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•

“Income tax (benefit) expense, non-GAAP” is defined as income tax expense adjusted to exclude significant non-routine sources of income or uses of expenses discussed above. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

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

	Years Ended December 31,
	2020	2019	2018
Total shareholders' equity	$567,850	$532,386	$493,560
Less:
Goodwill	1,797	—	—
Other intangible assets	2,179	—	—
Tangible shareholders' equity (a)	$563,874	$532,386	$493,560

Shares outstanding (c)	42,452,446	40,316,974	40,155,792

Total assets	$7,872,303	$4,812,828	$3,672,937
Less:
Goodwill	1,797	—	—
Other intangible assets	2,179	—	—
Tangible assets (b)	$7,868,327	$4,812,828	$3,672,937

Tangible shareholders' equity to tangible assets (a/b)	7.17%	11.06%	13.44%
Tangible book value per share (a/c)	$13.28	$13.20	$12.28

Efficiency ratio:
Noninterest expense (d)	$192,676	$164,924	$152,704
Net interest income	194,723	140,082	108,043
Noninterest income	86,000	63,519	96,265
Less: gain on sale of investment securities available-for-sale, net	1,880	620	—
Adjusted operating revenue (e)	$278,843	$202,981	$204,308

Efficiency ratio (d/e)	69.10%	81.25%	74.74%

	Years Ended December 31,
	2020	2019	2018
Reconciliation of net income to non-GAAP net income:
Net income	$59,543	$18,034	$51,448
Loss (gain) on sale of aircraft	6	(357)	—
Impairment on aircraft held for sale	1,263	—	—
Impairment expense on goodwill and other intangibles	—	—	2,680
Renewable energy tax credit investment impairment	—	602	—
Income tax effects and adjustments for non-GAAP items*	(305)	(59)	(643)
Non-GAAP net income	$60,507	$18,220	$53,485
* Estimated at 24.0%
Non-GAAP earnings per share:
Basic	$1.49	$0.45	$1.34
Diluted	$1.45	$0.44	$1.29

Weighted-average shares outstanding:
Basic	40,677,496	40,222,758	40,056,230
Diluted	41,771,250	41,053,514	41,446,750

Reconciliation of financial statement line items as reported to non-GAAP:
Noninterest income, as reported	$86,000	$63,519	$96,265
Gain on sale of aircraft	—	(357)	—
Noninterest income, non-GAAP	86,000	63,162	96,265

Noninterest expense, as reported	192,676	164,924	152,704
Loss on sale of aircraft	(6)	—	—
Impairment on aircraft held for sale	(1,263)	—	—
Impairment expense on goodwill and other intangibles	—	—	(2,680)
Renewable energy tax credit investment impairment	—	(602)	—
Noninterest expense, non-GAAP	191,407	164,322	150,024

Income before taxes, as reported	47,389	23,465	46,046
Loss (gain) on sale of aircraft	6	(357)	—
Impairment on aircraft held for sale	1,263	—	—
Impairment expense on goodwill and other intangibles	—	—	2,680
Renewable energy tax credit investment impairment	—	602	—
Income before taxes, non-GAAP	48,658	23,710	48,726

Income tax (benefit) expense, as reported	(12,154)	5,431	(5,402)
Income tax effects and adjustment for non-GAAP items	305	59	643
Income tax (benefit) expense, non-GAAP	$(11,849)	$5,490	$(4,759)

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 0.42% as of December 31, 2020, indicating that, overall, assets will reprice before liabilities. The majority of both the Company’s loans and leases and deposits have short-term repricing capabilities. The Company has a funding model which differs from that of traditional banks. A significant portion of the Company’s revenue is attributable to non-interest income, so the Company is less dependent on net interest income when compared to a traditional bank model. With the strategic decision to hold more loans, net interest income continues to grow, however, the Company does not have the traditional bank branch network and can operate with lower overhead costs to offset the higher cost of funds used to attract deposits.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The Company analyzes interest rate sensitivity position to manage the risk associated with interest rate movements through the use of two simulation models: economic value of equity, or EVE, and net interest income, or NII, simulations. The EVE simulation provides a long-term view of interest rate risk because it analyzes all of the Company’s future cash flows. EVE is defined as the present value of the Company’s assets, less the present value of its liabilities, adjusted for any off-balance sheet items. The results show a theoretical change in the economic value of shareholders’ equity as interest rates change.

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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending December 31, 2021 and 2022 and the Company’s EVE sensitivity at December 31, 2020. The simulation uses projected repricing of assets and liabilities at December 31, 2020 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, deposit betas and lags and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the results shown below as it will include growth considerations and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending December 31, 2021	12 Months Ending December 31, 2022	As of December 31, 2020
+400	2.1%	(2.6)%	(41.9)%
+300	1.8	(1.9)	(32.1)
+200	1.3	(1.1)	(21.3)
+100	0.8	(0.4)	(10.5)
-100	(8.3)	(9.7)	11.3

Rates are increased instantaneously at the beginning of the projection. The Company is overall slightly asset sensitive in the initial year, as the Company’s large variable loan portfolio and cash position will reprice at a faster speed than the Company’s funding portfolio.  The Company is slightly liability sensitive in the second year of the projection due to interest rates increasing or decreasing for the full year, the Company’s remaining short-term funding products repricing and also due to the other assumptions used in the analysis as noted previously. Interest rates do not normally move all at once or evenly over time, but management believes that the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.

The EVE analysis shows that the Company would theoretically lose market value in a rising rate environment. The favorable EVE change resulting from the loan and lease portfolio in a rising rate analysis is more than offset by the devaluation of the interest-bearing liabilities. This is largely driven by the Company’s longer asset duration, primarily consisting of investments and loans, versus the shorter duration of its funding portfolio, primarily consisting of retail savings and short-term retail and brokered certificates of deposits. Increased fixed rate loan production in 2020 versus prior years, given the historical low market rate environment, has also been a significant driver in the model results.

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

Quarterly Financials

(dollars in thousands, except per share data)	2020
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$83,040	$75,078	$66,817	$63,473
Interest expense	20,739	23,715	25,919	23,312
Net interest income	62,301	51,363	40,898	40,161
Provision for loan and lease credit losses	8,634	10,274	9,958	11,792
Net interest income after provision for loan and lease credit losses	53,667	41,089	30,940	28,369
Noninterest income	10,803	47,044	22,411	5,742
Noninterest expense	52,435	42,650	48,100	49,491
Income (loss) before taxes	12,035	45,483	5,251	(15,380)
Income tax (benefit) expense	(17,553)	11,703	1,474	(7,778)
Net income (loss)	$29,588	$33,780	$3,777	$(7,602)
Net income (loss) per share:
Basic	$0.72	$0.83	$0.09	$(0.19)
Diluted	$0.68	$0.81	$0.09	$(0.19)

	2019
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$61,813	$61,107	$55,138	$49,922
Interest expense	23,802	23,576	21,203	19,317
Net interest income	38,011	37,531	33,935	30,605
Provision for loan and lease credit losses	4,809	3,960	3,412	3,031
Net interest income after provision for loan and lease credit losses	33,202	33,571	30,523	27,574
Noninterest income	20,125	15,428	14,650	13,316
Noninterest expense	44,410	42,737	39,576	38,201
Income before taxes	8,917	6,262	5,597	2,689
Income tax expense	2,085	2,367	662	317
Net income	$6,832	$3,895	$4,935	$2,372
Net income per share:
Basic	$0.17	$0.10	$0.12	$0.06
Diluted	$0.17	$0.09	$0.12	$0.06

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Live Oak Bancshares, Inc.

Wilmington, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Live Oak Bancshares, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its allowance for credit losses effective January 1, 2020 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Servicing Asset

As described within Notes 1, 5, and 10 to the consolidated financial statements, the Company recognizes servicing assets, which represent the portion of the servicing spread that exceeds adequate compensation for the servicing function of the sold portion of loans originated by the Company.  Servicing assets of $33.9 million as of December 31, 2020 are carried at fair value with changes in the fair value reported in loan servicing asset revaluation within the consolidated statements of income.  The determination of fair value of the servicing asset is based on a valuation model that incorporates assumptions such as adequate compensation for servicing, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  The fair value of servicing rights is highly sensitive to changes in underlying assumptions.   Changes in prepayment speed assumptions have the most significant impact on the fair value of servicing rights.

We identified the Company’s valuation of the servicing asset as a critical audit matter.  The principal considerations for that determination included the high degree of auditor judgment required to assess the reasonableness of certain assumptions used in the valuation model. For instance, prepayment speeds and default rates are unobservable inputs developed using proprietary information from management’s internal valuation specialist’s database.  In particular, the assumptions around prepayment speeds are the most subjective and provide the most sensitivity to the servicing rights.

The primary audit procedures we performed to address this critical audit matter included the following:

•	We evaluated the design and tested the operating effectiveness of controls relating to the valuation of servicing assets, including controls over:
•	Management’s valuation model, which are designed to ensure the completeness and accuracy of data used in the model; and
•	The determination of significant inputs and assumptions, including unobservable inputs such as prepayment speeds, used in the model.
•	We involved the firm’s internal valuation specialists to assist in:
•

Evaluating the methodologies and assumptions used by management, including assessing the reasonableness of significant unobservable inputs and assumptions of the valuation model including prepayment speeds; and

•	Independently calculating the discounted cash flows at the individual loan level for a sample of loans and comparing to management’s estimate.
•

We assessed the overall trends for the discount rate, prepayment speed, and servicing asset to compare the quarterly change, over a twelve-quarter period, and how the Company’s discount rate assumptions compared to observable market interest rate trends.

Allowance for Credit Losses (ACL)

The Company’s allowance for credit losses (ACL) for expected credit losses on loans and leases was $52.3 million as of December 31, 2020.   As described in Note 1 to the consolidated financial statements, the Company adopted ASU 2016-13 on January 1, 2020. The ACL is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.  The determination of the ACL represents a significant accounting estimate.

As further described in Notes 1, 3, and 10 to the consolidated financial statements, the Company estimates its ACL on a pooled basis for loans and leases that share risk characteristics and on an individual basis for those that do not. For those evaluated on a pooled basis, the Company’s historical credit loss experience, adjusted for differences in current risk characteristics and combined with reasonable and supportable forecasts, supports the underlying assumptions for the estimation of a quantitative component of the ACL.   In addition, there is a qualitative factor component of the ACL based on additional internal and external indicators, such as unemployment rates. The Company estimates reserves on individually evaluated loans and leases using a discounted cash flow methodology or through the evaluation of collateral values.  The estimation of the ACL is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We identified the Company’s estimate of the ACL as a critical audit matter. The principal considerations for that determination included the degree of subjectivity and judgment required to audit management’s identification of individually evaluated loans and leases and quantification of the related ACL, as well as management’s selection of assumptions for both the quantitative and qualitative factor components of the ACL for the pooled loans and leases.  This was particularly true for the areas considered by management in establishing the qualitative factors, as well as the level assigned by management to each qualitative factor.

The primary procedures we performed to address this critical audit matter included the following:

•

We obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and basis for development and related adjustments of the qualitative factor components of the ACL.

•	We evaluated the design and tested the operating effectiveness of controls relating to management’s determination of the ACL, including controls over:
o	The credit administration function to ensure the timely and complete identification of individually evaluated loans and leases;
o	Management’s review of portfolio trends that might impact the calculation of the ACL; and
o	Management’s review of the ACL, including the review of the qualitative components of the ACL.
•

We tested the completeness of the individually evaluated loan and lease population, including testing the modifications for potential troubled debt restructurings, substandard or worse rated loans and leases, non-accrual loans and leases, and past due loans and leases.

•

We tested the calculation of losses on a sample of identified individually evaluated loans and leases, including assessing the reasonableness of the significant assumptions including any adjustments made to appraisals for discounts, selling costs and other unobservable adjustments.

•

We evaluated the reasonableness of management’s application of qualitative factor adjustments to the ACL, including the comparison of factors considered by management to third party or internal sources as well as evaluated the appropriateness and level of the qualitative factor adjustments.

•	We assessed the overall trends in credit quality by comparing the Company’s year-over-year and quarterly changes in qualitative factors and the ACL.
•	We evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s conclusion.
•

We involved the firm’s valuation specialists to assist in evaluating the appropriateness of forecast inputs and assumptions and testing the design of the model calculation through a re-performance of the discounted cash flow on a sample basis.

Loans Held at Fair Value

As described in Notes 1 and 10 to the consolidated financial statements, the Company had $36.1 million of loans held for sale and $815.4 million of loans held for investment as of December 31, 2020, representing retained participating interests of government guaranteed loans for which management elected the fair value option. The fair values of loans are determined by discounting estimated cash flows using interest rates approximating prevailing credit-risk adjusted market rates for similar loans.  If the loan is collateral dependent, the fair value is determined based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.  Fair value of the loan’s collateral is determined by appraisal, independent valuation or management’s estimation of fair value, which is then adjusted for the cost related to the liquidation of the collateral.

We identified the Company’s estimate of the fair value of loans for which the fair value option has been elected as a critical audit matter. The principal considerations for that determination included the high degree of subjectivity and auditor judgment required to assess the reasonableness of the assumptions, particularly as it relates to the qualitative factor adjustments, and calculations in the valuation model related to the credit component of fair value.

The primary procedures we performed to address this critical audit matter included the following:

•

We obtained an understanding of the Company’s process for establishing the fair value measurement, including the implementation of the model and basis for development and related adjustments of the qualitative factor components for the credit risk.

•

We evaluated the design and tested the operating effectiveness of controls relating to the determination of the discount related to the credit risk, including management’s assessment of the adjustments applied to determine the qualitative component.

•

We evaluated the reasonableness of management’s application of qualitative factor adjustments to the fair value calculation, including the comparison of factors considered by management to third party or internal sources as well as evaluated the appropriateness and level of the qualitative factor adjustments.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2010.

Raleigh, North Carolina

February 25, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Live Oak Bancshares, Inc.

Wilmington, North Carolina

Opinion on Internal Control Over Financial Reporting

We have audited Live Oak Bancshares, Inc.’s (the “Company”)’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.  Our report contained a paragraph explaining that the Company changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina

February 25, 2021

Live Oak Bancshares, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$297,167	$124,610
Federal funds sold	21,153	96,787
Certificates of deposit with other banks	6,500	7,250
Investment securities available-for-sale	750,098	540,045
Loans held for sale (includes $36,111 and $16,198 measured at fair value, respectively)	1,175,470	966,447
Loans and leases held for investment (includes $815,374 and $824,520 measured at fair value, respectively)	5,145,082	2,627,286
Allowance for credit losses on loans and leases	(52,306)	(28,234)
Net loans and leases	5,092,776	2,599,052
Premises and equipment, net	259,267	279,099
Foreclosed assets	4,155	5,612
Servicing assets	33,918	35,365
Other assets	231,799	158,561
Total assets	$7,872,303	$4,812,828
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$75,287	$51,965
Interest-bearing	5,637,541	4,175,015
Total deposits	5,712,828	4,226,980
Borrowings	1,542,093	14
Other liabilities	49,532	53,448
Total liabilities	7,304,453	4,280,442
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at December 31, 2020 and December 31, 2019	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 41,344,689 and 37,401,443, shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	298,890	309,526
Class B common stock, no par value, 10,000,000 shares authorized, 1,107,757 and 2,915,531 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	11,729	30,871
Retained earnings	235,724	180,265
Accumulated other comprehensive income	21,507	11,724
Total shareholders’ equity	567,850	532,386
Total liabilities and shareholders’ equity	$7,872,303	$4,812,828

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Interest income
Loans and fees on loans	$270,770	$207,836	$147,310
Investment securities, taxable	15,016	15,345	8,733
Other interest earning assets	2,622	4,799	6,600
Total interest income	288,408	227,980	162,643
Interest expense
Deposits	89,726	87,897	54,469
Borrowings	3,959	1	131
Total interest expense	93,685	87,898	54,600
Net interest income	194,723	140,082	108,043
Provision for loan and lease credit losses	40,658	15,212	5,558
Net interest income after provision for loan and lease credit losses	154,065	124,870	102,485
Noninterest income
Loan servicing revenue	26,600	28,034	29,121
Loan servicing asset revaluation	(9,958)	(16,581)	(21,224)
Net gains on sales of loans	49,473	29,002	75,170
Net (loss) gain on loans accounted for under the fair value option	(13,083)	7,408	(5,041)
Equity method investments income (loss)	(14,691)	(7,889)	(386)
Equity security investments gains (losses), net	14,909	3,532	213
Gain on sale of investment securities available-for-sale, net	1,880	620	—
Lease income	10,508	9,655	7,966
Management fee income	6,352	1,742	—
Title insurance income	—	—	2,775
Other noninterest income	14,010	7,996	7,671
Total noninterest income	86,000	63,519	96,265
Noninterest expense
Salaries and employee benefits	112,525	90,634	77,411
Travel expense	3,451	6,921	9,156
Professional services expense	6,359	6,859	4,878
Advertising and marketing expense	3,510	5,936	6,015
Occupancy expense	8,757	8,116	7,065
Data processing expense	12,344	9,265	12,010
Equipment expense	17,603	16,327	13,724
Other loan origination and maintenance expense	10,790	9,272	5,967
Renewable energy tax credit investment impairment	—	602	—
FDIC insurance	7,473	3,447	3,234
Title insurance closing services expense	—	—	912
Impairment expense on goodwill and other intangibles	—	—	2,680
Other expense	9,864	7,545	9,652
Total noninterest expense	192,676	164,924	152,704
Income before taxes	47,389	23,465	46,046
Income tax (benefit) expense	(12,154)	5,431	(5,402)
Net income	59,543	18,034	51,448
Basic earnings per share	$1.46	$0.45	$1.28
Diluted earnings per share	$1.43	$0.44	$1.24

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$59,543	$18,034	$51,448
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities arising during the period	14,752	18,252	(526)
Reclassification adjustment for gain on sale of securities available- for-sale included in net income	(1,880)	(620)	—
Other comprehensive income (loss) before tax	12,872	17,632	(526)
Income tax (expense) benefit	(3,089)	(4,231)	126
Other comprehensive income (loss), net of tax	9,783	13,401	(400)
Total comprehensive income	$69,326	$31,435	$51,048

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)

	Common stock				Accumulated
	Shares				other
	Class A	Class B	Amount	Retained earnings	comprehensive income (loss)	Total equity
Balance at December 31, 2017	35,252,053	4,643,530	$317,725	$120,241	$(1,033)	$436,933
Net income	—	—	—	51,448	—	51,448
Other comprehensive loss	—	—	—	—	(400)	(400)
Issuance of restricted stock	64,308	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(756)	—	—	(756)
Employee stock purchase program	14,339	—	342	—	—	342
Stock option exercises	181,562	—	1,626	—	—	1,626
Stock option based compensation expense	—	—	1,713	—	—	1,713
Restricted stock expense	—	—	7,463	—	—	7,463
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	—	244	(244)	—
Cash dividends ($0.12 per share)	—	—	—	(4,809)	—	(4,809)
Balance at December 31, 2018	35,512,262	4,643,530	328,113	167,124	$(1,677)	$493,560
Net income	—	—	—	18,034	—	18,034
Other comprehensive income	—	—	—	—	13,401	13,401
Issuance of restricted stock	61,121	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(409)	—	—	(409)
Employee stock purchase program	29,493	—	437	—	—	437
Non-voting common stock converted to voting common stock in private sale	1,727,999	(1,727,999)	—	—	—	—
Stock option exercises	70,568	—	508	—	—	508
Stock option based compensation expense	—	—	1,723	—	—	1,723
Restricted stock expense	—	—	10,025	—	—	10,025
Cumulative effect of accounting change for Accounting Standards Update 2016-02	—	—	—	(66)	—	(66)
Cash dividends ($0.12 per share)	—	—	—	(4,827)	—	(4,827)
Balance at December 31, 2019	37,401,443	2,915,531	$340,397	$180,265	$11,724	$532,386
Net income	—	—	—	59,543	—	59,543
Other comprehensive income	—	—	—	—	9,783	9,783
Issuance of restricted stock	1,510,066	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(49,229)	—	—	(49,229)
Employee stock purchase program	39,253	—	520	—	—	520
Non-voting common stock converted to voting common stock in private sale	1,807,774	(1,807,774)	—	—	—	—
Cumulative effect of accounting change for Accounting Standards Update 2016-13	—	—	—	822	—	822
Stock option exercises	496,226	—	3,069	—	—	3,069
Stock option based compensation expense	—	—	1,594	—	—	1,594
Restricted stock expense	—	—	13,146	—	—	13,146
Issuance of common stock in connection with acquisition of wholly-owned subsidiary	89,927	—	1,122	—	—	1,122
Cash dividends ($0.12 per share)	—	—	—	(4,906)	—	(4,906)
Balance at December 31, 2020	41,344,689	1,107,757	$310,619	$235,724	$21,507	$567,850

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$59,543	$18,034	$51,448
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	21,688	19,967	16,386
Provision for loan and lease credit losses	40,658	15,212	5,558
Amortization of premium on securities, net of accretion	3,359	507	802
Impairment expense on goodwill and other intangibles, net	—	—	2,680
Deferred tax (benefit) expense	(17,447)	1,467	(5,936)
Originations of loans held for sale	(1,183,152)	(1,005,165)	(1,079,472)
Proceeds from sales of loans held for sale	875,393	457,533	1,086,614
Net gains on sale of loans held for sale	(49,473)	(29,002)	(75,170)
Net loss on sale of foreclosed assets	12	25	38
Net loss (gain) on loans accounted for under fair value option	13,083	(7,408)	5,041
Net decrease in servicing assets	1,447	12,276	4,657
Gain on sale of investment securities available-for-sale, net	(1,880)	(620)	—
Net loss (gain) on sale or disposal of long lived asset	6	(357)	—
Net loss on disposal of premises and equipment	38	109	37
Impairment on premises and equipment, net	1,263	—	—
Equity method investments (income) loss	14,691	7,889	386
Equity security investments (gains) losses, net	(14,909)	(3,532)	(213)
Renewable energy tax credit investment impairment	—	602	—
Stock option based compensation expense	1,594	1,723	1,713
Restricted stock expense	13,146	10,025	7,463
Stock based compensation expense excess tax benefit (shortfall)	22,043	(125)	101
Business combination contingent consideration fair value adjustment	163	—	(260)
Changes in assets and liabilities:
Lease right-of-use assets and liabilities, net	42	126	—
Other assets	(76,315)	394	(14,040)
Other liabilities	2,018	3,896	(1,539)
Net cash (used) provided by operating activities	(272,989)	(496,424)	6,294
Cash flows from investing activities
Purchases of securities available-for-sale	(396,187)	(253,100)	(347,184)
Proceeds from sales, maturities, calls, and principal paydowns of securities available-for-sale	197,527	111,290	56,631
Proceeds from SBA reimbursement/sale of foreclosed assets, net	5,282	796	527
Business combination, net of cash acquired	(895)	—	—
Sale of title insurance business, net of cash sold	—	—	(209)
Investment in certificates of deposit with other banks	—	—	(6,750)
Maturities of certificates of deposit with other banks	750	—	2,500
Loan and lease originations and principal collections, net	(2,402,024)	(503,349)	(440,416)
Proceeds from sale of long lived asset	9,063	10,895	—
Proceeds from sale of premises and equipment	4	—	865
Purchases of premises and equipment, net	(20,989)	(37,197)	(111,322)
Net cash used by investing activities	(2,607,469)	(670,665)	(845,358)

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from financing activities
Net increase in deposits	$1,485,848	$1,074,909	$891,808
Proceeds from borrowings	1,828,033	—	18
Repayment of borrowings	(285,954)	(1,443)	(25,125)
Stock option exercises	3,069	508	1,626
Employee stock purchase program	520	437	342
Tax withholding related to vesting of restricted stock and other	(49,229)	(409)	(756)
Shareholder dividend distributions	(4,906)	(4,827)	(4,809)
Net cash provided by financing activities	2,977,381	1,069,175	863,104
Net increase (decrease) in cash and cash equivalents	96,923	(97,914)	24,040
Cash and cash equivalents, beginning	221,397	319,311	295,271
Cash and cash equivalents, ending	$318,320	$221,397	$319,311

Supplemental disclosure of cash flow information
Interest paid	$91,801	$87,280	$54,106
Income tax paid (received), net	11,486	(12,293)	1,750

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains (losses) on available-for-sale securities, net of taxes	$9,783	$13,401	$(400)
Transfers from loans and leases to foreclosed real estate and other repossessions	4,089	5,058	346
Net transfers between foreclosed real estate and SBA receivable	252	(281)	(32)
Transfer aircraft from premises and equipment, net to held for sale assets	17,943	—	10,467
Transfer of loans held for sale to loans and leases held for investment	295,981	277,964	131,266
Transfer of loans and leases held for investment to loans held for sale	97,341	39,067	94,154
Accrued premises and equipment additions	—	88	534
Loans to finance sale of other assets	—	—	3,642
Right-of-use assets obtained in exchange for lessee operating lease liabilities	—	2,241	—
Equity method investment commitments	2,940	16,282	—
Business combination:
Assets acquired (excluding goodwill)	2,523	—	—
Liabilities assumed	2,074	—	—
Goodwill recorded	1,797	—	—

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Live Oak Bancshares, Inc. (the “Company”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”).  The Bank was organized and incorporated under the laws of the State of North Carolina on February 25, 2008 and commenced operations on May 12, 2008.   The Bank has seven satellite sales offices across the United States. The Bank specializes in lending and deposit related services to small businesses nationwide. The Bank identifies and extends lending to credit-worthy borrowers both within specific industries, also called verticals, through expertise within those industries, and more broadly to select borrowers outside of those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) Loan Program and the U.S. Department of Agriculture ("USDA") Rural Energy for America Program ("REAP"), Water and Environmental Program (“WEP”) and Business & Industry ("B&I") loan programs.

The Company’s wholly owned subsidiaries are the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi”).

The Bank’s wholly owned subsidiaries are Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), and Live Oak Private Wealth, LLC.  Live Oak Number One, Inc. holds properties foreclosed on by the Bank. LOCEF provides financing to entities for renewable energy applications and became a wholly owned subsidiary of the Bank during the first quarter of 2019. Live Oak Private Wealth, LLC and its wholly owned subsidiary, Jolley Asset Management, LLC (“JAM”), provide high-net-worth individuals and families with strategic wealth and investment management services.  See Business Combination discussion below for more information on the acquisition of JAM in 2020.

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

On August 1, 2018, the Company sold Reltco Inc. and National Assurance Title, Inc. (collectively referred to as “Reltco”), two nationwide title agencies under common control.  See Goodwill and Intangible Assets within this note for more information.

Basis of Presentation

Dollar amounts in all tables in the Notes to Consolidated Financial Statements have been presented in thousands, except percentage, time period, stock option, share and per share data. The accounting and reporting policies of the Company and the Bank follow United States generally accepted accounting principles (“GAAP”) and general practices within the financial services industry. The following is a description of the significant accounting and reporting policies the Company follows in preparing and presenting its consolidated financial statements.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Consolidation Policy

The consolidated financial statements include the financial statements of the Company and wholly owned subsidiaries of Live Oak Banking Company, Live Oak Number One, Inc., LOCEF, Live Oak Private Wealth, LLC, JAM, GLS, Grove, Live Oak Ventures, Canapi, 504FA and Reltco. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. If an entity is not a variable interest entity, the Company also evaluates arrangements in which there is a general partner or managing member to determine whether consolidation is appropriate.

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

Variable Interest Entities

Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in the fair value of an entity's net asset value. The primary beneficiary consolidates the variable interest entity ("VIE"). The primary beneficiary is defined as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

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

The Company’s investments in the unconsolidated VIE are carried in other assets on the consolidated balance sheet and the Company’s unfunded capital and other commitments related to the unconsolidated VIE are carried in other liabilities on the consolidated balance sheet.

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

The following table provides a summary of the tax-advantaged VIE that the Company has not consolidated as of December 31, 2020 and 2019:

	2020	2019
Investment carrying amount	$—	$—
Maximum exposure to loss	879	1,758

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Business Combinations

Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from any resulting goodwill. Results of operations of the acquired entities are included in the consolidated statements of income and comprehensive income from the date of acquisition. Any subsequent measurement-period adjustments are recorded within 12 months of the acquisition date.

On April 1, 2020, the Company acquired 100% of the equity interests of JAM, a registered investment advisor based in Rocky Mount, North Carolina.  Goodwill, intangible assets and contingent consideration of $1.8 million, $2.3 million and $2.1 million, respectively, were recorded by the Company as a result of this transaction.  Intangible assets are almost entirely comprised of customer relationships that are being amortized using the straight-line method over 15 years.  As a result of this acquisition, the Bank's subsidiary Live Oak Private Wealth, LLC, expects to broaden service offerings to existing high-net-worth individuals and families, attract new clients from an expanded footprint and benefit from economies of scale.  The acquisition did not materially impact the Company's financial position, results of operations or cash flows.  Given the impact of the above acquisition was immaterial to the Company and its results of operations, additional disclosures have not been included.

Business Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management has determined that the Company has two significant operating segments: Banking and Fintech, as discussed more fully in Note 16. Segments. In determining the appropriateness of segment definition, the Company considers the criteria of ASC 280, Segment Reporting.

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses on loans and leases, valuations of loans at fair value and servicing assets, restricted stock unit awards with market price conditions and income taxes.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks” and “federal funds sold.” Cash and cash equivalents have an initial maturity of three months or less.

To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was temporarily suspended for the year ended December 31, 2020 due to COVID-19 crisis response and was approximately $1.0 million at December 31, 2019.

Certificates of Deposit with other Banks

Certificates of deposit with other banks have maturities ranging from May 2021 through November 2023 and bear interest at rates ranging from 0.15% to 3.55%. All investments in certificates of deposit are with FDIC insured financial institutions and none exceed the maximum insurable amount of $250 thousand.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Investments

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading are classified as “available-for-sale” and recorded at fair value. Unrealized gains and losses for available-for-sale investment securities, other than certain credit-related impairment losses, are excluded from earnings and reported in other comprehensive income. The Company’s entire portfolio for the periods presented is classified as available-for-sale.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sales of securities are typically recorded on the trade date and are determined using the specific identification method.

Other

Other investments are generally non-marketable equity investments and are included in the other assets line in the consolidated balance sheets while the impact is largely reflected in the equity method investments income (loss) and equity security investments gains (losses), net line items on the consolidated statements of income.  The Company generally accounts for other investments either under the equity method or the provisions of ASC 323, Investments – Equity Method and Joint Ventures (“equity securities” or “equity security accounting”).

Investments through which there is significant influence but not control over the investee are accounted for under the equity method. The determination of whether the Company has significant influence over an investee requires judgement based on the fact and circumstances of each investment including level of ownership, power to control and legal structure.  Significant influence is generally presumed to exist in privately held companies where the Company owns at least 20%, or 5% for limited partnerships or limited liability companies in certain circumstances, or circumstances where there is ability to exercise significant influence over the investee’s operating and financial policies through board involvement or other influence.  Under the equity method the Company recognizes its proportionate share of the results of operations of the investee based on most current information available.  In instances where cash distributions vary at different points and/or are not directly linked to the Company’s ownership percentage the investee’s net income or loss is allocated using the hypothetical liquidation at book value (“HLBV”) method.  The Company’s investment in Apiture is accounted for under the HLBV method.

Investments through which the Company is not able to exercise significant influence over the investee are accounted for under as equity securities whereby investments are measured at fair value with changes in fair value recognized in net income, unless those investments have no readily determinable fair value. Investments without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus changes in value resulting from observable price changes arising from orderly transactions.  Management considers a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, market conditions, values for comparable securities, current and projected operating performance, exit strategies, financing transactions subsequent to the acquisition of the investment and a discount for certain investments that have lock-up restrictions or other features that indicate a discount to fair value is warranted.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Impairment

Available for Sale Securities

After adoption of ASC 326, discussed more fully under Allowance for Credit Losses (“ACL”)

When debt securities are in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Debt securities that do not meet the aforementioned criteria are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected from the security is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale debt securities from the estimate of credit losses.  Securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

Prior to adoption of ASC 326

At each reporting date, the Company evaluates each investment in a loss position for other than temporary impairment. The Company evaluates declines in market value below cost for debt securities by assessing the likelihood of selling the security prior to recovering its cost basis. If the Company intends to sell the debt security or it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its cost basis, the Company will write down the security to fair value with the full charge recorded in earnings. If the Company does not intend to sell the debt security and it is not more-likely-than-not that the Company will be required to sell the debt security prior to recovery, the security will not be considered other-than-temporarily impaired unless there are credit losses associated with the security. In that case: (1) where credit losses exist, the portion of the impairment related to those credit losses is recognized in earnings; (2) any remaining difference between the fair value and the cost basis should be recognized as part of other comprehensive income.

Equity Securities

For equity securities not accounted for at fair value, any impairment is recognized with the full charge recorded in earnings. To determine whether such equity security is impaired, the Company considers various indicators of impairment, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank Stock

Membership in the Federal Home Loan Bank of Atlanta (“FHLB”) requires ownership of FHLB stock. FHLB stock is restricted because it may only be sold to the FHLB and all sales must be at par. FHLB stock is carried at cost minus impairment, if any, and is recorded within other assets in the consolidated balance sheets.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

FHLB stock was $4.3 million and $3.3 million at December 31, 2020 and 2019, respectively.

Loans and Leases

Fair Value Option

Management evaluates retained participating interests of government guaranteed loans for the fair value option election.  Those loans for which the fair value option is elected are measured at fair value and are classified as both Held for Sale and Held for Investment, as outlined below.  Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon fair value election. The changes in fair value of loans is reported in noninterest income.  Fair value of loans includes adjustments for historical credit losses, market liquidity, and economic conditions.

The historical credit loss adjustment is estimated using a discounted cash flow (“DCF”) methodology for each loan which incorporates measurements of (i) probability of default (“PD”), which is the likelihood a loan or lease will stop performing, (ii) loss given default (“LGD”), which is the expected loss rate for loans or leases in default, (iii) prepayments, (iv) the estimated outstanding exposure at default (“EAD”), and (v) the effective interest rate (“EIR”). PD rates are calculated using the number of defaults divided by the number of loans available to default for 1-year observation periods over the lifetime of data available for a certain pool. LGD rates are calculated by dividing the lifetime net charge-offs for each pool by the pool’s average outstanding balance. PD and LGD rates are adjusted for forecasted national unemployment rates during the reasonable and supportable forecast period. Management has determined that four quarters represents a reasonable and supportable forecast period and adjusted loss rates revert back to a historical loss rate over four quarters on a straight-line basis.  Expected historical losses are calculated as the product of PD, LGD, and EAD. Expected historical losses are discounted using the loan or lease EIR, adjusted for prepayments. Market liquidity and economic condition adjustments are estimated using the sale prices of similar loans based on rate, term, and asset size. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Held for Sale

Management designates loans as held for sale based on its intent to sell guaranteed portions in the SBA and USDA Secondary Market and unguaranteed portions to participant banks and credit unions. Salability requirements of the guaranteed portion include, but are not limited to, full disbursement of the loan commitment amount. Loans originated and intended for sale are carried at either fair value, if the fair value option is elected, or the lower of cost or estimated fair value based on a loan-by-loan election. The cost basis of loans held for sale includes the deferral of loan origination fees and costs. Deferred fees and costs are accreted and amortized for non-fair value loans classified held for sale until the sale occurs. At loan settlement, the pro-rata portion, based on the percent of the total loan sold, of the remaining deferred fees and costs are recognized as an adjustment to the gain on sale.

As part of the Company’s management of the loans held in the portfolio, the Company will occasionally transfer loans from held for investment to held for sale. Upon transfer, any associated allowance for credit losses on loans and lease loss is released and the carrying value of the loans is adjusted to the estimated fair value. The loans are subsequently accounted for at the lower of cost or fair value, or fair value if elected, with valuation changes recorded in noninterest income. Gains or losses on the sale of these loans are also recorded in noninterest income. In certain circumstances, loans designated as held for sale may later be transferred back to the held for investment loan and lease portfolio based upon the Company’s intent and ability to hold the loans for the foreseeable future. If not carried at fair value, the Company transfers these loans to loans and leases held for investment at the lower of cost or fair value and establishes a related allowance for credit losses on loans and leases.

In accordance with SBA and USDA regulation, the Bank is required to retain 10% and 5% of the principal balance of any SBA 7(a) or USDA loan, respectively, comprised of unguaranteed dollars.  With written consent from the SBA, the Bank may sell down to a 5% exposure comprised of unguaranteed dollars.

The gain on sale recognized in income is the sum of the premium on the guaranteed loan and the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan retained, and any fair value fluctuations in associated exchange-traded interest rate futures contracts.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following summarizes the activity pertaining to loans held for sale for the years ended December 31, 2020 and 2019:

	2020	2019
Balance at beginning of year	$966,447	$687,393
Originations	1,183,152	1,005,165
Proceeds from sale	(875,393)	(457,533)
Gain on sale of loans	49,473	29,002
Principal collections, net of deferred fees and costs	50,431	(58,683)
Non-cash transfers, net	(198,640)	(238,897)
Balance at end of period	$1,175,470	$966,447

Held for Investment

Loans and leases receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are classified as held for investment and reported, based on a loan by loan election, at either fair value or their outstanding principal amount adjusted for any charge-offs, the allowance for credit losses on loans and leases, and any deferred fees or costs on originated loans and leases and unamortized premium or discount on purchased loans. For such loans not carried at fair value, loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Discounts and premiums on any purchased loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Loans and leases designated as held for investment include those identified as more beneficial to hold for the long term as well as the required retention amount defined by the SBA and USDA.  Loans and leases held for investment also consist of certain guaranteed and unguaranteed credits including those designated as troubled debt restructurings, nonaccrual, non-marketable, and risk grade 5 or worse as defined by internal risk rating metrics.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

If the Company decides to sell or otherwise dispose of rental equipment, it is carried at the lower of cost or fair value less costs to sell or dispose.   Repair and maintenance costs that do not extend the lives of the rental equipment are charged to direct operating expenses at the time the costs are incurred.

Allowance for Credit Losses

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC 326”) along with its amendments, which replaces the incurred loss impairment methodology in current standards with the current expected credit loss methodology (“CECL”) and requires consideration of a broader range of information to determine credit loss estimates.  ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net increase to retained earnings of $822 thousand, comprised of a $1.3 million decrease in the allowance for credit losses combined with a $499 thousand increase in reserve on unfunded commitments, as of January 1, 2020 for the cumulative effect of adopting ASC 326.

Allowance for Credit Losses – Loans and Leases Held for Investment (ASC 326)

The ACL is a valuation account that is deducted from the amortized cost basis of loans and leases to present a net amount expected to be collected. The ACL is not applicable to loans held for sale and loans accounted for under the fair value option. Loans and leases are charged-off against the ACL when management believes the uncollectibility of a loan or lease balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The Company’s ACL on loans and leases is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses.

The ACL is measured on a pooled basis when similar risk characteristics are present in the portfolio. The Company has identified pools based on industry, which aggregates into divisions, and whether the receivable is secured by real estate or another form of collateral. Additional information related to the portfolio segments can be found in Note 3. Loans and Leases Held for Investment and Credit Quality. Expected credit losses for pooled loans and leases are estimated using a DCF methodology for each loan which incorporates measurements of PD, LGD, prepayments, the estimated outstanding EAD, and the EIR. PD rates are calculated using the number of defaults divided by the number of loans available to default for 1-year observation periods over the lifetime of data available for a certain pool. LGD rates are calculated by dividing the lifetime net charge-offs for each pool by the pool’s average outstanding balance. PD and LGD rates are adjusted for forecasted national unemployment rates during the reasonable and supportable forecast period. Management has determined that four quarters represents a reasonable and supportable forecast period and adjusted loss rates revert back to a historical loss rate over four quarters on a straight-line basis.  Expected losses are calculated as the product of PD, LGD, and EAD. Expected losses are discounted using the loan or lease EIR, adjusted for prepayments.

Management adjusts historical loss information for differences in current risk characteristics that are not considered within our quantitative modeling processes but are relevant in assessing the expected credit losses within our loan and lease pools. These qualitative factor adjustments generally increase management’s estimate of expected credit losses based upon the estimated level of risk. The various risk factors considered in qualitative adjustments include risk grading, delinquency levels, pool age, portfolio mix & growth rates, and the status of servicing efforts which may be impacted by natural disasters or health pandemics. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

The Company estimates reserves on individually evaluated loans and leases using a DCF methodology or through the evaluation of collateral values.

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

Allowance for Credit Losses – Loans and Leases Held for Investment (Prior to adoption of ASC 326)

Prior to the adoption of ASC 326 on January 1, 2020, the Company’s methodology for determining the ACL is based on the requirements of GAAP (ASC 405 and ASC 310), the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The ACL is determined by the sum of three separate components: (i) the impaired loan and lease component, which addresses specific reserves for impaired loans and leases; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans and leases; and (iii) an unallocated reserve component (if any) based on management’s judgment and experience. The loan and lease pools and impaired loans and leases are mutually exclusive; any loan or lease that is impaired is excluded from its homogenous pool for purposes of that pool’s reserve calculation, regardless of the level of impairment.

The ACL policy for pooled loans and leases is governed in accordance with banking regulatory guidance for homogenous pools of non-impaired loans and leases that have similar risk characteristics. The Company follows a consistent and structured approach for assessing the need for reserves within each individual loan and lease pool. Quantitative allowances are calculated based on the loss experience of specific types of loans.  Internal and external risk indicators are considered when calculating qualitative allowances.  These risk indicators include business type concentrations, vertical maturity, unemployment rates, experience of the bank’s servicing staff, and changes in asset quality.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Loans and leases are considered impaired when, based on current information and events, it is probable that the creditor will be unable to collect all interest and principal payments due according to the originally contracted, or reasonably modified, terms of the loan or lease agreement. The Company’s criteria for individual impairment review and the methods used to estimate specific reserves under prior GAAP is the same as the criteria and methods used for individual evaluation under ASC 326.

Allowance for Credit Losses – Off-Balance Sheet Credit Exposures (ASC 326)

Expected credit losses on off-balance sheet credit exposures is estimated over the contractual period in which the Company is exposed to such losses, unless the obligation to extend credit is unconditionally cancellable. The estimate of off-balance sheet credit exposures includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated losses. The estimate is influenced by historical loss experience, adjusted for current risk characteristics, and economic forecasts.  The balance of the allowance for off-balance sheet credit exposures was $746 thousand and $165 thousand at December 31, 2020 and 2019, respectively, and is recorded in other expense in the consolidated income statements and other liabilities in the consolidated balance sheets.

Foreclosed Assets

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure, establishing a new cost basis. Any write down at the time of transfer to foreclosed assets is charged to the allowance for credit losses on loans and leases. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of the carrying amount or fair value, less cost to sell. Subsequent write downs are charged to other loan origination and maintenance expense. Costs relating to improvement of the property are capitalized while holding costs of the property are charged to other loan origination and maintenance expense in the period incurred.

Premises and Equipment

All premises and equipment, excluding land, are carried at cost, less accumulated depreciation. Land is carried at cost. Additions and major replacements or improvements which extend useful lives of property or equipment are capitalized. Maintenance, repairs, and minor improvements are expensed as incurred. Upon retirement or other disposition of the assets, the cost and related depreciation are derecognized and any resulting gain or loss is reflected in income. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Depreciation is computed by the straight-line method over the following generally estimated useful lives:

Years
Buildings	39
Transportation	5-10
Land improvements	10-15
Furniture and equipment	5-10
Computers and software	3-5
Solar panels	20-25

Servicing Assets

All sales of loans are executed on a servicing retained basis. The standard SBA loan sale agreement is structured to provide the Company with a “servicing spread” paid from a portion of the interest cash flow of the loan. SBA regulations require the Bank to retain a portion of the cash flow from the interest payments received for a sold loan. The SBA retention requirement is at least 100 basis points in servicing spread while the Company's standard USDA loan sale agreement specifies a servicing spread of 40 basis points.  The portion of the servicing spread that exceeds adequate compensation for the servicing function is recognized as a servicing asset, while any that is less is considered a servicing liability. Industry practice recognizes adequate compensation for servicing SBA and USDA loans as 40 basis points. The fair value of the servicing asset is measured at the discounted present value of the excess servicing spread over the expected life of the related loan using appropriate discount rates and assumptions based on industry statistics for prepayment speeds.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets and are carried at fair value. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses, with the prepayment speed being one of the most sensitive assumptions. Capitalized servicing rights are carried at fair value as of the reporting date. Changes to fair value are reported in loan servicing asset revaluation.

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

Derivative Financial Instruments

Interest Rate Futures Contracts

The Company uses exchange-traded interest rate futures contracts to manage interest rate risk that may impact expected gains arising from future secondary market loan sales.  Upon entering into a futures contract, the Company is required to pledge to the counterparty an amount of cash equal to a certain percentage of the contract amount, also known as an initial margin deposit.  Subsequent payments, known as variation margin, are made or received by the Company each day to settle the daily fluctuations in the fair value of the underlying contract.  As of December 31, 2020, there were no cash margin balances while the balance at December 31, 2019 was $2.7 million.  Investments in these derivative contracts are subject to risks that can result in a loss of all or part of an investment.  Credit risk is considered low because the counterparties are futures exchanges.  The Company has not designated any derivative as a hedging instrument under applicable accounting guidance.  Changes in fair value of the derivative contracts is recorded as a component of "net gains on sales of loans" on the consolidated statement of income. The Company recognized a loss of $2.6 million, $3.0 million and $68 thousand on the derivative contracts for the years ended December 31, 2020, 2019 and 2018, respectively. All derivative contracts were closed out in December 2020.  The total notional amount of derivative contracts outstanding was $20.4 million and $40.3 million as of December 31, 2019 and 2018, respectively.  The fair value of the derivative contracts on the balance sheet date is zero due to the daily cash settlement of contracts.

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

Equity warrant assets in certain private client companies are recorded as derivatives when they contain net settlement terms and other qualifying criteria under ASC 815, Derivatives and Hedging. Equity warrant assets entitle the Company to purchase a specific number of shares of stock at a specific price within a specific time period, generally 10 years. Certain equity warrant assets contain contingent provisions, which adjust the underlying number of shares or purchase price upon the occurrence of certain future events to prevent dilution of the Company’s implied ownership represented by the warrants. Certain warrant agreements contain net share settlement provisions, which permit the receipt of, upon exercise, a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). These equity warrant assets are recorded at fair value and are classified as derivative assets, a component of other assets, on the consolidated balance sheet at the time they are obtained.

The grant date fair values of equity warrant assets classified as derivatives received in connection with the issuance of a credit facility are deemed to be loan fees and recognized as an adjustment of loan yield through loan interest income. Similar to other loan fees, the yield adjustment related to grant date fair value of warrants is recognized over the life of that credit facility.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

For those equity warrant assets that do not contain net share settlement provisions, the Company considers these to be equity investments without readily determinable market values and records the asset at cost, subject to periodic impairment testing.

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

The carrying amounts and accumulated amortization of all intangible assets as of December 31, 2020 was $2.2 million and $115 thousand, respectively, all as a result of the JAM acquisition discussed earlier under Business Combinations.  On August 1, 2018, the Company financed the sale of its entire interest in Reltco for $3.0 million, and as a result had no intangible assets as of December 31, 2019 and 2018.

Impairment related charges  are reflected in a separate line in the income statement.  These impairment charges were related to Reltco, and are comprised of the following components:

2018
Intangible assets	$3,979
Goodwill	—
Other net asset dispositions	341
Contingent consideration liability	(1,640)
Total impairment expense on goodwill and other intangibles, net	$2,680

The Company had no impairment related charges in 2020 or 2019.

Long-Lived Assets Impairment Evaluation

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. During the years ended December 31, 2020 and 2019, and 2018 there were no impairments of long-lived assets.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Long -Lived Assets Reclassified to Held for Sale

During 2020, the Company determined that retention of two of its aircraft was ineffective in serving the needs of an expanding nationwide customer base.  As a result of the determination to sell, the Company began marketing the aircraft for sale and accordingly reclassified them from premises and equipment, net to other assets.  The total amount reclassified out of premises and equipment was $19.2 million and after assessment of fair value $1.3 million of that balance was recognized as impairment expense included in other expense line item in the 2020 consolidated statement of income.  Prior to December 31, 2020 one aircraft was sold for a minimal incremental loss with one remaining in other assets with a carrying amount of $8.9 million at year end.  Subsequent to December 31, 2020, the remaining held for sale aircraft was sold with a gain of $114 thousand.  During 2019, an aircraft previously reclassified to held for sale was sold for a gain of $357 thousand.

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

During 2020, 1,807,774 shares of Class B common stock (non-voting) were converted to Class A common stock (voting) in connection with private sales. This conversion decreased the value of Class B common stock (non-voting) and increased the value of Class A common stock (voting) by $19.1 million. During 2019, 1,727,999 shares of Class B common stock (non-voting) were converted to Class A common stock (voting) in connection with private sales. This conversion decreased the value of Class B common stock (non-voting) and increased the value of Class A common stock (voting) by $18.3 million.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Comprehensive Income

Annual comprehensive income reflects the change in the Company’s equity during the year arising from transactions and events other than investment by and distributions to shareholders. The only components of other comprehensive income consist of realized and unrealized gains and losses related to investment securities.

Stock Compensation Plans

The Company recognizes compensation cost based on the fair value of the equity or liability instruments issued. The expense measures the cost of employee services received in exchange for stock options and restricted stock based on the grant-date fair value of the award and recognizes the cost over the vesting period for all awards within an individual grant, including ones with graded vesting features. The fair value of the restricted stock awards or units with a market price condition and implied service period are calculated using the Monte Carlo Simulation method.  The impact of forfeitures on stock-based compensation expense is recognized as forfeitures occur.  See Note 12. Benefit Plans for further discussion and detail.

Fair Value of Financial Instruments

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy established per GAAP which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 10. Fair Value of Financial Instruments for further discussion and detail.

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

	December 31,
	2020	2019	2018
Basic earnings per share:
Net income	$59,543	$18,034	$51,448
Weighted-average basic shares outstanding	40,677,496	40,222,758	40,056,230
Basic earnings per share	$1.46	$0.45	$1.28
Diluted earnings per share:
Net income, for diluted earnings per share	$59,543	$18,034	$51,448
Total weighted-average basic shares outstanding	40,677,496	40,222,758	40,056,230
Add effect of dilutive stock options and restricted stock grants	1,093,754	830,756	1,390,520
Total weighted-average diluted shares outstanding	41,771,250	41,053,514	41,446,750
Diluted earnings per share	$1.43	$0.44	$1.24
Anti-dilutive shares	2,179	1,071,467	1,111,236

On January 13, 2021 approximately 200 thousand restricted stock unit awards with market price conditions vested as the Company's share price satisfied applicable target price criteria.  After net settlement for related tax withholding, the Company issued approximately 114 thousand shares.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Revenue Recognition

The Company offers various services to customers that generate revenue.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less.  As of December 31, 2020, 2019 and 2018, remaining performance obligations consisted primarily of serviced based revenues for contracts with an original expected length of two years or less.

Service based revenues are included in other noninterest income and consist of other recurring revenue streams from services provided by the Bank for advisory and successful transactions, GLS to its clients for settlement, accounting and valuation for government guaranteed loan sales and holdings, fund investment advisory services performed by Canapi Advisors, investment management and financial planning services provided by Live Oak Private Wealth, and administration of trust assets held by the Company's trust department.

Service Based Revenues

In addition to lending and related activities, the Bank’s specialized industry teams also provide advisory services to certain Government Contracting clients. Performance obligations are satisfied over the contract period and revenue is recognized monthly. Additionally, the Bank may earn additional revenue under these agreements as clients are awarded government contracts or complete merger & acquisition transactions.

GLS provides services when requested by clients.  Each requested service represents a specific performance obligation with a transaction price outlined by GLS' fee schedule.  Revenue is recognized as the requested services are completed and payment is generally received the following month.

Canapi Advisors provides investment advisory services to two financial technology venture funds where its performance obligations are satisfied over time.  Fund management fees are based upon the contractual terms of the limited partnership agreements and are recognized as earned over the specified contract period, which is generally equal to the life of the individual fund. Fund management fees are calculated as a percentage of committed capital, are collected in advance and recognized quarterly.

Live Oak Private Wealth’s investment management and financial planning performance obligations are generally satisfied over time.  Fees are recognized quarterly based on the quarter-end market value of the managed assets as valued by the custodian of the customer’s assets and the applicable fee rate.  Payment is generally received within a quarter of service delivery. The Company does not earn performance-based incentives from investment management and financial planning services. Contracts with customers may be terminated at any time by either party.

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

Reclassifications

Certain reclassification corrections have been made to the prior period’s consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications. Current period reclassifications were primarily related to existing fair value presentation requirements for loans accounted for under the fair value option. This includes a reclassification of amounts representing the credit component of the fair value discount that was previously reported as a component of the allowance for credit losses on loans and leases to be reflected directly in loans and leases held for investment on the Company’s consolidated balance sheet.  Amounts reclassified from the allowance for credit losses on loans and leases to directly adjust the carrying amount of total loans and leases held for investment was $20.0 million and $18.0 million, respectively, as of December 31, 2019 and 2018. In addition, the change in the credit component of the fair value discount was previously reported in the provision for loan and lease credit losses while the change in the liquidity component of the fair value discount was previously reported in the loan servicing asset revaluation in the consolidated statements of income, but both have now been reclassified to net gain (loss) on loans accounted for under the fair value option.  Amounts reclassified from the provision for loan and lease credit losses and the loan servicing asset revaluation to net gain (loss) on loans accounted for under the fair value option were $(4.4) million and $11.8 million,

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

respectively, for the year ended December 31, 2019, and $(7.5) million and $2.5 million, respectively, for the year ended December 31, 2018.

	As Reported	Reclassifications	As Reclassified
Consolidated Statement of Income for the three months ended December 31, 2019
Provision for loan and lease credit losses	$6,208	$(1,399)	$4,809
Net interest income after provision for loan and lease credit losses	31,803	1,399	33,202
Loan servicing asset revaluation	(1,304)	(2,831)	(4,135)
Net gain (loss) on loans accounted for under the fair value option	—	1,432	1,432
Total noninterest income	21,524	(1,399)	20,125
Net income	6,832	—	6,832

Consolidated Statement of Income for the twelve months ended December 31, 2019
Provision for loan and lease credit losses	$19,573	$(4,361)	$15,212
Net interest income after provision for loan and lease credit losses	120,509	4,361	124,870
Loan servicing asset revaluation	(4,812)	(11,769)	(16,581)
Net gain (loss) on loans accounted for under the fair value option	—	7,408	7,408
Total noninterest income	67,880	(4,361)	63,519
Net income	18,034	—	18,034

Consolidated Statement of Cash Flows for the twelve months ended December 31, 2019
Provision for loan and lease credit losses	$19,573	$(4,361)	$15,212
Net decrease in servicing assets	12,276	—	12,276
Change in discount on unguaranteed loans	(9,270)	9,270	—
Net loss (gain) on loans accounted for under fair value option	—	(7,408)	(7,408)
Net cash used by operating activities	(493,925)	(2,499)	(496,424)
Loan and lease originations and principal collections, net	(505,848)	2,499	(503,349)
Net cash used by investing activities	(673,164)	2,499	(670,665)

Consolidated Statement of Income for the twelve months ended December 31, 2018
Provision for loan and lease credit losses	$13,058	$(7,500)	$5,558
Net interest income after provision for loan and lease credit losses	94,985	7,500	102,485
Loan servicing asset revaluation	(18,765)	(2,459)	(21,224)
Net gain (loss) on loans accounted for under the fair value option	—	(5,041)	(5,041)
Total noninterest income	103,765	(7,500)	96,265
Net income	51,448	—	51,448

Consolidated Statement of Cash Flows for the twelve months ended December 31, 2018
Provision for loan and lease credit losses	$13,058	$(7,500)	$5,558
Net decrease in servicing assets	4,657	—	4,657
Change in discount on unguaranteed loans	2,768	(2,768)	—
Net loss (gain) on loans accounted for under fair value option	—	5,041	5,041
Net cash provided by operating activities	11,521	(5,227)	6,294
Loan and lease originations and principal collections, net	(445,643)	5,227	(440,416)
Net cash used by investing activities	(850,585)	5,227	(845,358)

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Change to loan and lease classes

As a result of the increase in number and diversification of the industry verticals that the Company serves, management also made changes effective in the second quarter of 2020 to the loan and lease classes used in the credit quality disclosures in Note 3. Loans and leases are now grouped in one of the following classes (also referred to as divisions): Small Business Banking, Specialty Lending, or Paycheck Protection Program. Small Business Banking includes loans to customers in verticals that generally have traditional loan structures. Specialty Lending includes loans to customers in verticals that generally have atypical ownership structures as well as complex collateral arrangements, underwriting requirements, and servicing needs. Paycheck Protection Program (“PPP”) includes all loans originated under the PPP pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”) economic relief program and carry a 100% government guarantee.  These loan and lease classes were determined based on industry risk characteristics and management’s method for monitoring credit risk and managing those lending divisions. There were no changes to the Company’s portfolio segments.

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

Note 2. Securities

Available-for-Sale

The carrying amount of securities and their approximate fair values are reflected in the following table:

December 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US government agencies	$15,440	$479	$—	$15,919
Mortgage-backed securities	703,092	28,302	940	730,454
Municipal bonds	3,267	462	4	3,725
Total	$721,799	$29,243	$944	$750,098

December 31, 2019
US treasury securities	$4,988	$27	$—	$5,015
US government agencies	22,444	335	—	22,779
Mortgage-backed securities	488,694	15,530	927	503,297
Municipal bond	8,493	469	8	8,954
Total	$524,619	$16,361	$935	$540,045

During the year ended December 31, 2020, seven securities totaling $12.8 million matured and twenty securities totaling $29.6 million were sold resulting in a net gain of $1.9 million, which consisted of $2.0 million gross realized gains and $136 thousand gross realized losses. During the year ended December 31, 2019, eleven securities totaling $36.2 million were sold resulting in a net gain of $620 thousand, which consisted entirely of gross realized gains. There were no sales of securities during the year ended December 31, 2018.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$156,904	$917	$1,853	$23	$158,757	$940
Municipal bonds	—	—	96	4	96	4
Total	$156,904	$917	$1,949	$27	$158,853	$944

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$42,835	$460	$36,518	$467	$79,353	$927
Municipal bond	—	—	92	8	92	8
Total	$42,835	$460	$36,610	$475	$79,445	$935

At December 31, 2020, there were three residential mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and twenty-one residential mortgage-backed securities and eight commercial mortgage-backed securities in unrealized loss positions for less than 12 months.  Unrealized losses at December 31, 2019 consisted of twenty-two residential mortgage-backed securities and one municipal bond for greater than 12 months and ten residential mortgage-backed securities, and ten commercial mortgage-backed securities in unrealized loss positions for less than 12 months.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

These unrealized losses are primarily the result of volatility in the market and are related to market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuer’s ability to honor redemption obligations, and the Company has the intent and ability to hold these securities until they recover their value, none of the securities are deemed to be impaired.

All residential mortgage-backed securities in the Company’s portfolio at December 31, 2020 and 2019 were backed by US government sponsored enterprises (“GSEs”).

The following is a summary of investment securities by maturity:

	December 31, 2020
	Available-for-sale
	Amortized cost	Fair value
US government agencies
Within one year	$4,999	$5,041
One to five years	7,515	7,779
Five to ten years	2,926	3,099
Total	15,440	15,919

Mortgage-backed securities
One to five years	7,934	8,381
Five to ten years	202,991	218,849
After 10 years	492,167	503,224
Total	703,092	730,454

Municipal bonds
After 10 years	3,267	3,725
Total	3,267	3,725

Total	$721,799	$750,098

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

There were no investment securities pledged at December 31, 2020 or 2019.

Other

Other investments, largely comprised of non-marketable equity investments, are generally accounted for under the equity method or “equity security” accounting.  The below tables provide additional information related to investments accounted for under these two methods.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Equity Method Accounting

The carrying amount and ownership percentage of each equity method investment at December 31, 2020 and 2019 is reflected in the following table:

	2020		2019
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$53,344	39.1%	$64,741	47.2%
Canapi Ventures SBIC Fund, LP (1) (3)	14,843	3.1%	15,227	3.1%
Canapi Ventures Fund, LP (2) (3)	1,686	1.5%	1,689	3.3%
Other fintech investments in private companies (4)	1,634	Various	4,495	Various
Other (5)	6,421	Various	—	—
Total	$77,928		$86,152
(1)	Includes unfunded commitments of $11.3 million and $14.8 million as of December 31, 2020 and 2019, respectively.
(2)	Includes unfunded commitments of $1.0 million and $1.5 million as of December 31, 2020 and 2019, respectively.
(3)	Investee is accounted for under equity method due to the Company's participation as an investment advisor.
(4)	Other fintech investments include Finxact, LLC, Payrailz, Inc. and Kwipped, Inc.
(5)	Includes unfunded commitments of $2.9 million at December 31, 2020.

Equity Security Accounting

The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings for the year ended December 31, 2020, and on a cumulative basis is reflected in the following table:

	As of and for the year ended December 31, 2020
	Amount	Cumulative Adjustments
Carrying value (1)	$31,146
Carrying value adjustments:
Impairment	—	$—
Upward changes for observable prices	14,558	18,272
Downward changes for observable prices	—	(86)
Net upward change	$14,558	$18,186
(1)	Includes $522 thousand in unfunded commitments.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 3. Loans and Leases Held for Investment and Credit Quality

Loan and Lease Portfolio Segments & Classes

The following describes the risk characteristics relevant to each of the portfolio segments.

Commercial and Industrial

Commercial and industrial loans (C&I) receive similar underwriting treatment as commercial real estate loans in that the repayment source is analyzed to determine its ability to meet cash flow coverage requirements as set forth by Bank policies. Repayment of the Bank’s C&I loans generally comes from the generation of cash flow as the result of the borrower’s business operations. This business cycle itself brings a certain level of risk to the portfolio. In some instances, these loans may carry a higher degree of risk due to a variety of reasons – illiquid collateral, specialized equipment, highly depreciable assets, uncollectable accounts receivable, revolving balances, or simply being unsecured. As a result of these characteristics, the government guarantee on these loans is an important factor in mitigating risk. The Bank’s lease portfolio is included in the C&I segment.

Construction and Development

Construction and development loans are for the purpose of acquisition and development of land to be improved through the construction of commercial buildings. Such loans are usually paid off through the conversion to permanent financing for the long-term benefit of the borrower’s ongoing operations. At the completion of the project, if the loan is converted to permanent financing or if scheduled loan amortization begins, it is then reclassified to the Commercial Real Estate segment. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded.

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

The loan and lease portfolio is further grouped into one of the following classes (also referred to as divisions): Small Business Banking, Specialty Lending, or Paycheck Protection Program. Small Business Banking includes loans to customers in verticals that generally have traditional loan structures. Specialty Lending includes loans to customers in verticals that generally have atypical ownership structures as well as complex collateral arrangements, underwriting requirements, and servicing needs. Paycheck Protection Program (“PPP”) includes all loans originated under the PPP pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”) economic relief program and carry a 100% government guarantee. These loans and lease classes were determined based on industry risk characteristics and management’s method for monitoring credit risk and managing those lending divisions.

Each loan and lease is assigned a risk grade during the origination and closing process based on the Credit Quality Indicators described below.

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

December 31, 2020	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost(1)	Loans Accounted for Under the Fair Value Option(2)	Total Loans and Leases
Commercial & Industrial
Small Business Banking	$695,090	$10,341	$10,765	$21,106	$716,196	$308,341	$1,024,537
Specialty Lending	341,952	337	—	337	342,289	71,090	413,379
Paycheck Protection Program	1,528,180	—	—	—	1,528,180	—	1,528,180
Total	2,565,222	10,678	10,765	21,443	2,586,665	379,431	2,966,096
Construction & Development
Small Business Banking	183,087	—	—	—	183,087	—	183,087
Specialty Lending	88,890	—	3,723	3,723	92,613	—	92,613
Total	271,977	—	3,723	3,723	275,700	—	275,700
Commercial Real Estate
Small Business Banking	987,358	3,730	8,609	12,339	999,697	321,352	1,321,049
Specialty Lending	148,264	5,374	1,693	7,067	155,331	20,317	175,648
Total	1,135,622	9,104	10,302	19,406	1,155,028	341,669	1,496,697
Commercial Land
Small Business Banking	329,638	—	2,243	2,243	331,881	94,274	426,155
Total	329,638	—	2,243	2,243	331,881	94,274	426,155
Total	$4,302,459	$19,782	$27,033	$46,815	$4,349,274	$815,374	$5,164,648
Net deferred (fees) costs							$(19,566)
Loan and Leases, Net of unearned							$5,145,082

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2019	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost(1)	Loans Accounted for Under the Fair Value Option(2)	Total Loans and Leases
Commercial & Industrial
Small Business Banking	$374,283	$7,363	$4,577	$11,940	$386,223	$275,269	$661,492
Specialty Lending	166,710	532	776	1,308	168,018	58,044	226,062
Total	540,993	7,895	5,353	13,248	554,241	333,313	887,554
Construction & Development
Small Business Banking	302,470	—	—	—	302,470	—	302,470
Specialty Lending	44,848	—	—	—	44,848	—	44,848
Total	347,318	—	—	—	347,318	—	347,318
Commercial Real Estate
Small Business Banking	525,858	7,210	5,586	12,796	538,654	358,359	897,013
Specialty Lending	121,191	1,849	—	1,849	123,040	27,291	150,331
Total	647,049	9,059	5,586	14,645	661,694	385,650	1,047,344
Commercial Land
Small Business Banking	234,133	—	—	—	234,133	105,557	339,690
Total	234,133	—	—	—	234,133	105,557	339,690
Total	$1,769,493	$16,954	$10,939	$27,893	$1,797,386	$824,520	$2,621,906
Net deferred (fees) costs							$5,380
Loan and Leases, Net of unearned							$2,627,286
(1)

Total loans and leases include $2.61  billion of U.S. government guaranteed loans as of December 31, 2020, of which $12.9 million is greater than 90 days past due, $16.7 million is 30-89 days past due and $2.58 billion is included in current loans and leases as presented above. As of December 31, 2019, total loans and leases include $622.6 million of U.S. government guaranteed loans, of which $6.4 million is greater than 90 days past due, $13.6 million is 30-89 days past due and $602.6 million is included in current loans and leases as presented above.

(2)	The Company measures the carrying value of the retained portion of loans sold at fair value under ASC 825-10. See Note 10. Fair Value of Financial Instruments for additional information.

Credit Quality Indicators

The Bank uses internal loan and lease reviews to assess the performance of individual loans and leases. An independent review of the loan and lease portfolio is performed annually by an external firm. The goal of the Bank’s annual review of each borrower’s financial performance is to validate the adequacy of the risk grade assigned.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following tables present credit quality indicators by portfolio class:

	Term Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total(1,2)
Small Business Banking
Risk Grades 1 - 4	$724,506	$475,593	$287,712	$230,653	$159,877	$59,065	$32,373	$1,392	$1,971,171
Risk Grade 5	16,080	59,595	62,857	44,478	11,203	3,666	2,131	212	200,222
Risk Grades 6 - 8	81	8,976	14,639	15,090	11,424	8,418	631	209	59,468
Total	740,667	544,164	365,208	290,221	182,504	71,149	35,135	1,813	2,230,861
Specialty Lending
Risk Grades 1 - 4	296,537	96,553	48,930	40,626	—	—	55,229	632	538,507
Risk Grade 5	7,672	6,379	2,752	18,718	—	—	1,711	—	37,232
Risk Grades 6 - 8	—	—	8,635	—	5,782	—	77	—	14,494
Total	304,209	102,932	60,317	59,344	5,782	—	57,017	632	590,233
Paycheck Protection Program
Risk Grades 1 - 4	1,528,180	—	—	—	—	—	—	—	1,528,180
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	—	—	—	—	—	—	—
Total	1,528,180	—	—	—	—	—	—	—	1,528,180
Total	$2,573,056	$647,096	$425,525	$349,565	$188,286	$71,149	$92,152	$2,445	$4,349,274

December 31, 2019	Total(1),(2)
Small Business Banking
Risk Grades 1 - 4	$1,361,220
Risk Grade 5	63,015
Risk Grades 6 - 8	37,249
Total	1,461,484
Specialty Lending
Risk Grades 1 - 4	307,098
Risk Grade 5	26,497
Risk Grades 6 - 8	2,307
Total	335,902
Total	$1,797,386

(1)

Total loans and leases include $2.61 billion of U.S. government guaranteed loans as of December 31, 2020, segregated by risk grade as follows: Risk Grades 1 – 4 = $2.44 billion, Risk Grade 5 = $128.0 million, Risk Grades 6 – 8 = $40.9 million. As of December 31, 2019, total loans and leases include $622.6 million of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $556.8 million, Risk Grade 5 = $42.7 million, Risk Grades 6 – 8 = $23.1 million.

(2)	Excludes $815.4 million and $824.5 million of loans accounted for under the fair value option as of December 31, 2020 and December 31, 2019, respectively.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Nonaccrual Loans and Leases

Loans and leases that become 90 days delinquent, or in cases where there is evidence that the borrower’s ability to make the required payments is impaired, are placed in nonaccrual status and interest accrual is discontinued. If interest on nonaccrual loans and leases had been accrued in accordance with the original terms, interest income would have increased by approximately $1.9 million, $1.2 million and $646 thousand for the years ended December 31, 2020, 2019, and 2018, respectively. All nonaccrual loans and leases are included in the held for investment portfolio.

Nonaccrual loans and leases as of December 31, 2020 and December 31, 2019 are as follows:

December 31, 2020	Loan and Lease Balance(1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$17,992	$12,046	$5,946	$—
Total	17,992	12,046	5,946	—
Construction & Development
Specialty Lending	3,723	—	3,723	3,723
Total	3,723	—	3,723	3,723
Commercial Real Estate
Small Business Banking	15,085	6,725	8,360	5,327
Specialty Lending	7,068	5,533	1,535	—
Total	22,153	12,258	9,895	5,327
Commercial Land
Small Business Banking	2,242	1,728	514	—
Total	2,242	1,728	514	—
Total	$46,110	$26,032	$20,078	$9,050

December 31, 2019	Loan and Lease Balance(1)	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Small Business Banking	$6,162	$5,399	$763
Specialty Lending	776	157	619
Total	6,938	5,556	1,382
Commercial Real Estate
Small Business Banking	8,245	4,130	4,115
Total	8,245	4,130	4,115
Commercial Land
Small Business Banking	6,756	5,028	1,728
Total	6,756	5,028	1,728
Total	$21,939	$14,714	$7,225

(1)	Excludes nonaccrual loans accounted for under the fair value option. See Note 10. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following table presents the amortized cost basis of collateral-dependent loans and leases which are individually evaluated to determine expected credit losses, as of December 31, 2020:

	Total Collateral Dependent Loans			Unguaranteed Portion
December 31, 2020	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$1,279	$9,440	$197	$531	$4,077	$66	$1,281
Total	1,279	9,440	197	531	4,077	66	1,281
Construction & Development
Specialty Lending	3,767	—	—	3,767	—	—	—
Total	3,767	—	—	3,767	—	—	—
Commercial Real Estate
Small Business Banking	11,568	258	332	6,873	9	335	175
Specialty Lending	13,196	—	—	7,663	—	—	23
Total	24,764	258	332	14,536	9	335	198
Commercial Land
Small Business Banking	2,263	—	—	534	—	—	302
Total	2,263	—	—	534	—	—	302
Total	$32,073	$9,698	$529	$19,368	$4,086	$401	$1,781

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Allowance for Credit Losses – Loans and Leases

On January 1, 2020 the Company adopted ASC 326. Upon adoption, the Company maintains the ACL at levels management believes represents the future expected credit losses in the loan and lease portfolios as of the balance sheet date. See Note 1. Organization and Summary of Significant Accounting Policies for a description of the methodologies used to estimate credit losses under ASC 326 and, for prior periods, ASC 405 and ASC 310.

The following tables detail activity in the allowance for credit losses for the periods presented:

	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
December 31, 2020
Beginning Balance, prior to adoption of ASC 326	$15,757	$2,732	$8,427	$1,318	$28,234
Impact of adopting ASC 326	(4,561)	1,131	1,916	193	(1,321)
Charge offs	(4,401)	—	(10,347)	(644)	(15,392)
Recoveries	84	—	28	15	127
Provision	20,062	1,800	18,124	672	40,658
Ending Balance	$26,941	$5,663	$18,148	$1,554	$52,306

December 31, 2019
Beginning Balance	$6,524	$2,042	$5,259	$607	$14,432
Charge offs	(887)	—	(615)	(173)	(1,675)
Recoveries	246	—	18	1	265
Provision	9,874	690	3,765	883	15,212
Ending Balance	$15,757	$2,732	$8,427	$1,318	$28,234

December 31, 2018
Beginning Balance	$4,007	$2,030	$3,509	$445	$9,991
Charge offs	(1,073)	—	(194)	—	(1,267)
Recoveries	120	—	30	—	150
Provision	3,470	12	1,914	162	5,558
Ending Balance	$6,524	$2,042	$5,259	$607	$14,432

The following tables detail the recorded allowance for credit losses and the investment in loans and lease related to each portfolio segment, disaggregated on the basis of impairment evaluation methodology:

December 31, 2019	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total(1)(2)
Allowance for credit losses:
Loans and leases individually evaluated for impairment	$3,989	$17	$2,067	$748	$6,821
Loans and leases collectively evaluated for impairment	11,768	2,715	6,360	570	21,413
Total allowance for credit losses	$15,757	$2,732	$8,427	$1,318	$28,234
Loans and Leases Receivable [1]:
Loans and leases individually evaluated for impairment	$14,052	$719	$25,389	$17,347	$57,507
Loans and leases collectively evaluated for impairment	540,189	346,599	636,305	216,786	1,739,879
Total loans and leases receivable	$554,241	$347,318	$661,694	$234,133	$1,797,386

(1)	As of December 31, 2019, loans and leases receivable includes $622.6 million of U.S. government guaranteed loans, of which $36.0 million are considered impaired.
(2)	Loans and leases receivable exclude $824.5 million of loans accounted for under the fair value option.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Loans and leases classified as impaired as of the dates presented are summarized in the following tables.

December 31, 2019	Recorded Investment	Guaranteed Balance	Unguaranteed Exposure
Commercial & Industrial
Small Business Banking	$11,612	$7,841	$3,771
Specialty Lending	2,440	157	2,283
Total	14,052	7,998	6,054
Construction & Development
Small Business Banking	719	530	189
Total	719	530	189
Commercial Real Estate
Small Business Banking	23,473	13,198	10,275
Specialty Lending	1,916	1,387	529
Total	25,389	14,585	10,804
Commercial Land
Small Business Banking	17,347	12,898	4,449
Total	17,347	12,898	4,449
Total	$57,507	$36,011	$21,496

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

	December 31, 2019		December 31, 2018
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial & Industrial
Small Business Banking	$10,809	$137	$7,264	$66
Specialty Lending	2,249	59	768	40
Total	13,058	196	8,032	106
Construction & Development
Small Business Banking	722	15	4,951	15
Specialty Lending	—	—	—	—
Total	722	15	4,951	15
Commercial Real Estate
Small Business Banking	22,996	632	15,693	423
Specialty Lending	1,855	10	—	—
Total	24,851	642	15,693	423
Commercial Land
Small Business Banking	17,427	771	8,486	72
Total	17,427	771	8,486	72
Total	$56,058	$1,624	$37,162	$616

The following table represent the types of TDRs that were made during the periods presented:

	December 31, 2020
	Interest Only		Payment Deferral		Extend Amortization		Other(1)		Total TDRs(2)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	6	$1,895	—	$—	1	$170	7	$2,065
Specialty Lending	—	—	—	—	2	423	—	—	2	$423
Total	—	—	6	1,895	2	423	1	170	9	2,488
Construction & Development
Small Business Banking	—	—	—	—	1	1,787	—	—	1	$1,787
Total	—	—	—	—	1	1,787	—	—	1	1,787
Commercial Real Estate
Small Business Banking	—	—	2	3,738	—	—	—	—	2	$3,738
Specialty Lending	—	—	1	3,627	—	—	2	12,219	3	$15,846
Total	—	—	3	7,365	—	—	2	12,219	5	19,584
Commercial Land
Small Business Banking	—	—	—	—	1	4,865	—	—	1	$4,865
Total	—	—	—	—	1	4,865	—	—	1	4,865
Total	—	$—	9	$9,260	4	$7,075	3	$12,389	16	$28,724

(1)	Includes one small business banking interest only and rate concession TDR ($170 thousand), and two specialty lending interest only and rate concession TDRs ($12.2 million).
(2)	Excludes loans accounted for under the fair value option. See Note 10. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

	December 31, 2019
	Interest Only		Payment Deferral		Extend Amortization		Other(1)		Total TDRs(2)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	1	$348	—	$—	—	$—	—	$—	1	$348
Total	1	348	—	—	—	—	—	—	1	348
Commercial Real Estate
Small Business Banking	—	—	1	1,841	—	—	1	259	2	2,100
Total	—	—	1	1,841	—	—	1	259	2	2,100
Total	1	$348	1	$1,841	—	$—	1	$259	3	$2,448

(1)	Includes one payment deferral and rate concession TDR ($259 thousand).
(2)	Excludes loans accounted for under the fair value option. See Note 10. Fair Value of Financial Instruments for additional information.

	December 31, 2018
	Interest Only		Payment Deferral		Extend Amortization		Other(1)		Total TDRs(2)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Construction & Development
Small Business Banking	1	$634	—	$—	1	$3,067	1	$1,872	3	$5,573
Total	1	634	—	—	1	3,067	1	1,872	3	5,573
Commercial Real Estate
Small Business Banking	—	—	—	—	—	—	1	1,732	1	1,732
Total	—	—	—	—	—	—	1	1,732	1	1,732
Commercial Land
Small Business Banking	—	—	—	—	1	6	1	3,669	2	3,675
Total	—	—	—	—	1	6	1	3,669	2	3,675
Total	1	$634	—	$—	2	$3,073	3	$7,273	6	$10,980

(1)	Includes two interest only and rate concession TDRs ($1.8 million and $1.7 million), and one extend amortization and rate concession TDR ($3.7 million).
(2)	Excludes loans accounted for under the fair value option. See Note 10. Fair Value of Financial Instruments for additional information.

Concessions made to improve a loan and lease’s performance have varying degrees of success. During the twelve months ended December 31, 2020, no TDRs that were modified within the twelve months ended December 31, 2020 subsequently defaulted. During the twelve months ended December 31, 2019, one TDR that was modified within the twelve months ended December 31, 2019 subsequently defaulted. The TDR default was a commercial real estate healthcare loan that was previously modified for payment deferral and had a recorded investment of $1.8 million at December 31, 2019. During the twelve months ended December 31, 2018, no TDRs that were modified within the twelve months ended December 31, 2018 subsequently defaulted.

Note 4. Leases

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Direct Financing Leases

The gross lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

	As of December 31,
	2020	2019

Gross direct finance lease payments receivable	$10,629	$13,959
Less - unearned interest	(1,685)	(2,562)
Net investment in direct financing leases	$8,944	$11,397

Future minimum lease payments receivable under direct finance leases are as follows:

As of December 31, 2020	Amount
2021	$2,937
2022	2,667
2023	2,226
2024	1,582
2025	1,101
Thereafter	116
Total	$10,629

Interest income of $838 thousand, $991 thousand and $401 thousand was recognized in the twelve months ended December 31, 2020, 2019 and 2018, respectively.

Operating Leases

As of December 31, 2020 and 2019, the Company had a net investment of $134.5 million and $144.3 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $164.3 million and $164.3 million and accumulated depreciation was $29.8 million and $20.0 million as of December 31, 2020 and 2019, respectively. Depreciation expense recognized on these assets for the twelve months ended December 31, 2020, 2019 and 2018 was $9.8 million, $9.7 million and $8.2 million, respectively.

Lease income of $9.5 million, $9.4 million and $8.0 million was recognized in the twelve months ended December 31, 2020, 2019 and 2018, respectively.

A maturity analysis of future minimum lease payments receivable under non-cancelable operating leases is as follows:

As of December 31, 2020	Amount
2021	$9,065
2022	9,044
2023	9,075
2024	8,808
2025	8,935
Thereafter	31,175
Total	$76,102

Lessee Lease Arrangements

The Company has operating leases for real property, land, copiers and other equipment. These leases have remaining lease terms of 1 year to 26 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases. The Company has concluded that it is reasonably certain it will exercise the options to extend for only one lease, which was therefore recognized as part of the ROU asset and lease liability.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The Company has a finance lease for fitness equipment, and it has a remaining lease term of approximately 1.92 years. There are no options to extend or terminate this lease.

The components of lease expense are as follows:

	December 31, 2020	December 31, 2019
Operating lease cost	$787	$669
Short-term lease cost	87	528
Finance lease cost:
Amortization of right-of-use assets	5	4
Interest expense on lease liabilities	—	—
Sublease income	(29)	(35)
Total net lease cost	$850	$1,166

Supplemental disclosure for the consolidated balance sheet related to finance leases is as follows:

	December 31, 2020	December 31, 2019
Operating lease right-of-use asset	$2,522	$2,427
Operating lease liability	2,756	2,619
Finance lease right-of-use asset	9	13
Finance lease liability	9	14

The weighted average remaining lease term and weighted average discount rate for leases are as follows:

	As of December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	12.21	13.41
Finance lease	1.92	2.92
Weighted average discount rate
Operating leases	2.87%	3.12%
Finance lease	3.10%	3.10%

A maturity analysis of operating and finance lease liabilities is as follows:

As of December 31, 2020	Operating Leases	Finance Leases
2021	$742	$5
2022	724	5
2023	478	—
2024	202	—
2025	42	—
Thereafter	1,202	—
Total lease payments	3,390	10
Less: imputed interest	(634)	(1)
Total lease liabilities	$2,756	$9

The Company’s total rent expense related to the aforementioned leases for 2018 was $1.2 million.

Note 5. Servicing Assets

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.21 billion, $2.26 billion and $2.63 billion at December 31, 2020, 2019 and 2018, respectively.  The unpaid principal balance for all loans serviced for others was $3.21 billion, $2.97 billion and $3.22 billion at December 31, 2020, 2019 and 2018, respectively.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following summarizes the activity pertaining to servicing rights:

	2020	2019
Balance at beginning of period	$35,365	$47,641
Additions, net	8,511	4,305
Fair value changes:
Due to changes in valuation inputs or assumptions	(1,049)	(3,127)
Decay due to increases in principal paydowns or runoff	(8,909)	(13,454)
Balance at end of period	$33,918	$35,365

The fair value of servicing rights was determined using a weighted average discount rate of 11.7% on December 31, 2020 and 14.1% on December 31, 2019. The fair value of servicing rights was determined using a weighted average prepayment speed of 18.8% on December 31, 2020 and 16.4% on December 31, 2019.  Changes to fair value are reported in loan servicing asset revaluation within the consolidated statements of income.

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

Note 6. Premises and Equipment

Components of Premises and Equipment

Components of premises and equipment and total accumulated depreciation at December 31, 2020 and 2019 are as follows:

	2020	2019
Buildings	$54,718	$54,671
Land improvements	5,180	5,180
Furniture and equipment	18,032	17,878
Computers and software	6,001	5,134
Leasehold improvements	8,068	8,078
Land	8,650	8,650
Transportation	30,496	60,947
Solar panels	164,295	164,295
Deposits on fixed assets	20,124	596
Premises and equipment, total	315,564	325,429
Less accumulated depreciation	(56,297)	(46,330)
Premises and equipment, net of depreciation	$259,267	$279,099

Deposits on fixed assets at December 31, 2020 consist primarily of a new airplane purchase, software implementation and campus improvement costs. The decrease in the fixed asset category transportation from December 31, 2019 to 2020 is primarily related to the sale of an airplane. Depreciation expense for the years ended December 31, 2020, 2019 and 2018 amounted to $21.6 million, $19.3 million and $16.0 million, respectively.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 7. Deposits

The types of deposits at December 31, 2020 and 2019 are:

	2020	2019
Noninterest-bearing deposits	$75,287	$51,965
Interest-bearing deposits:
Interest-bearing checking	250,060	—
Money market	117,010	86,754
Savings	2,081,561	1,101,065
Time deposits	3,188,910	2,987,196
Total	5,637,541	4,175,015
Total deposits	$5,712,828	$4,226,980

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2020 and 2019 was approximately $644.0 million and $554.4 million, respectively.  At December 31, 2020 the scheduled maturities of total time deposits are as follows:

Year	Amount
2021	$2,244,543
2022	391,969
2023	192,861
2024	167,798
2025	95,201
Thereafter	96,538
Total	$3,188,910

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 8. Borrowings

Total outstanding borrowings consisted of the following:

	December 31, 2020	December 31, 2019
Borrowings

In April 2020, the Company entered into the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF"). Under the PPPLF, advances must be secured by pledges of loans to small businesses originated by the Company under the U.S. Small Business Administration's 7(a) loan program titled the Paycheck Protection Program. The PPPLF accrues interest at thirty-five basis points and matures at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, ranging from April 1, 2022 to August 12, 2025, and will be accelerated on and to the extent of any 7(a) loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company shall repay the advance plus accrued interest. This $1.53 billion borrowing was fully advanced at December 31, 2020.

	$1,527,596	$—

In September 2020, the Company renewed a revolving line of credit originally issued in 2017.  The line of credit is unsecured and accrues interest at 30-day LIBOR plus 1.15% for a term of 13 months, with an interest rate cap of 4.25% and an interest rate floor of 2.75%.  Payments are interest only with all principal and accrued interest due on October 10, 2021. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. The $50.0 million line of credit was fully advanced at March 31, 2020. The Company made a principal paydown of $45.0 million on May 28, 2020 and $12 thousand on September 20, 2020. There was an additional advance and curtailment netting to $9.5 million on December 29, 2020 and there is $35.5 million of available credit remaining at December 31, 2020.

	14,488	—
In October 2017, the Company entered into a financing lease of $19 thousand with an unaffiliated equipment lease company, secured by fitness equipment which is included in premises and equipment on the consolidated balance sheet. Payments are principal and interest due monthly starting December 15, 2017 over a term of 60 months. At the end of the lease term there is a $1.00 bargain purchase option. As of January 1, 2019, this borrowing was revised in accordance with ASU 2016-02.	9	14
Total borrowings	$1,542,093	$14

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $167.5 million and $72.5 million  as of December 31, 2020 and 2019, respectively. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of December 31, 2020 or 2019.

The Company has entered into a repurchase agreement with a third party for up to $5.0 million as of December 31, 2020 and 2019. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received.  The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of December 31, 2020 and 2019.

On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. As of December 31, 2020 and 2019, there was $2.01 billion and $1.14 billion, respectively, of potential borrowing capacity available under this agreement. There is no collateral pledged and no advances outstanding as of December 31, 2020 or 2019.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $2.22 billion and $526.8 million as of December 31, 2020 and 2019, respectively.   At December 31, 2020 and 2019, the Company had approximately $1.77 billion and $294.5 million, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of December 31, 2020 or 2019.

Note 9. Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

	2020	2019	2018
Current income tax (benefit) expense:
Federal	$2,071	$1,339	$585
State	3,222	2,625	(51)
Total current tax expense	5,293	3,964	534
Deferred income tax (benefit) expense:
Federal	(12,946)	3,031	(7,868)
State	(4,501)	(1,564)	1,932
Total deferred tax (benefit) expense	(17,447)	1,467	(5,936)
Income tax (benefit) expense, as reported	$(12,154)	$5,431	$(5,402)

Reported income tax expense (benefit) differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% in 2020, 2019 and 2018 to income before income taxes as follows:

	2020	2019	2018
Income tax expense computed at the statutory rate	$9,952	$4,928	$9,670

State income tax (benefit) expense, net of federal	(1,009)	838	1,485
Stock-based compensation expense	(17,489)	443	268
Net operating loss carryback arising from CARES Act	(3,732)	—	—
Change in U.S. tax rate	—	—	244
Decrease in taxes due to investment tax credit	—	(1,561)	(17,846)
Other	124	783	777
Total income tax (benefit) expense	$(12,154)	$5,431	$(5,402)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected 2018, including, but not limited to, accelerated depreciation that allows for full expensing of qualified property. The Tax Act also enacted a reduction in the U.S. federal corporate income tax rate from 35% to 21% which became effective in 2018.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Components of deferred tax assets and liabilities are as follows:

	2020	2019
Deferred tax assets:
Tax credit carryforwards	$21,892	$37,619
Allowance for loan and lease losses	19,311	11,579
Net operating loss carryforwards	—	83
Mark to market on loans held for sale	25,107	10,501
Deferred loan fees and costs, net	6,535	—
Stock-based compensation expense	1,805	4,918
Goodwill and intangibles	278	720
Accrued expenses	2,487	1,372
Operating lease liabilities	661	629
Other	1,036	977
Total deferred tax assets	79,112	68,398

Deferred tax liabilities:
Net unrealized losses on equity method investments	11,417	14,703
Unguaranteed loan discount	12,612	13,076
Premises and equipment	39,847	45,291
Deferred loan fees and costs, net	—	1,417
Net unrealized gains on equity securities	4,386	891
Net unrealized gains on securities available for sale	6,792	3,702
Operating lease right-of-use assets	605	584
Other	843	482
Total deferred tax liabilities	76,502	80,146
Net deferred tax asset (liability)	$2,610	$(11,748)

The Company has recorded a deferred tax asset of $21.9 million related to federal tax credit carryforwards which will begin to expire in 2037.

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

The Company does not have any material uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2020, 2019 and 2018. The Company files a consolidated income tax return in the U.S. federal tax jurisdiction.

Generally, the Company’s federal and state tax returns are no longer subject to examination by the taxing authorities for years prior to 2015.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

Loans held for sale: The fair values of loans held for sale are typically determined based on discounted cash flow analyses and adjusted, as appropriate, to reflect current market conditions and borrower-specific credit risk.

Loans held for investment: The fair values of loans held for investment are typically determined based on discounted cash flow analyses and adjusted, as appropriate, to reflect current market conditions and borrower-specific credit risk. If the loan is collateral dependent, the fair value is determined based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan’s collateral is determined by appraisals, independent valuation, or management’s estimation of fair value which is then adjusted for the cost related to liquidation of the collateral.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2020	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$15,919	$—	$15,919	$—
Mortgage-backed securities	730,454	—	730,454	—
Municipal bonds[1]	3,725	—	3,629	96
Loans held for sale	36,111	—	—	36,111
Loans held for investment	815,374	—	—	815,374
Servicing assets[2]	33,918	—	—	33,918
Mutual fund	2,351	—	2,351	—
Equity warrant assets[3]	908	—	—	908
Total assets at fair value	$1,638,760	$—	$752,353	$886,407

December 31, 2019	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US treasury securities	$5,015	$—	$5,015	$—
US government agencies	22,779	—	22,779	—
Mortgage-backed securities	503,297	—	503,297	—
Municipal bond[1]	8,954	—	8,862	92
Loans held for sale	16,198	—	—	16,198
Loans held for investment	824,520	—	—	824,520
Servicing assets[2]	35,365	—	—	35,365
Mutual fund	2,206	—	2,206	—
Equity warrant assets[3]	570	—	—	570
Total assets at fair value	$1,418,904	$—	$542,159	$876,745

1

During the year ended December 31, 2020, the Company recorded a fair value adjustment gain of $4 thousand. During the year ended December 31, 2019, the Company sold $900 thousand of a municipal bond to a third party and recorded a fair value adjustment loss of $8 thousand.

2	See Note 5 for a rollforward of recurring Level 3 fair values for servicing assets.
3

During the year ended December 31, 2020, the Company entered into equity warrant assets with a fair value of $203 thousand at the time of issuance, recorded net gains on derivative instruments of $168 thousand, and settlements of $33 thousand. During the year ended December 31, 2019, the Company entered into equity warrant assets with a fair value of $97 thousand at the time of issuance, recorded net losses on derivative instruments of $53 thousand, and no settlements.

Fair Value Option

The Company elects to account for retained participating interests of government guaranteed loans under the fair value option in order to align the accounting presentation with the Company’s viewpoint of the economics of the loans. Interest income on loans accounted for under the fair value option is recognized in loans and fees on loans on the Company’s consolidated statements of income. There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at December 31, 2020 or December 31, 2019. The unpaid principal balance of unguaranteed exposure for nonaccruals was $6.9 million and $10.7 million at December 31, 2020 and December 31, 2019, respectively.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at December 31, 2020 and December 31, 2019.

	December 31, 2020
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$36,111	$38,135	$(2,024)	$—	$—	$—	$—	$—	$—
Loans held for investment	815,374	845,082	(29,708)	35,499	39,318	(3,819)	25,532	28,741	(3,209)
	$851,485	$883,217	$(31,732)	$35,499	$39,318	$(3,819)	$25,532	$28,741	$(3,209)

	December 31, 2019
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$16,198	$17,230	$(1,032)	$—	$—	$—	$—	$—	$—
Loans held for investment	824,520	842,456	(17,936)	49,739	54,370	(4,631)	26,644	28,137	(1,493)
	$840,718	$859,686	$(18,968)	$49,739	$54,370	$(4,631)	$26,644	$28,137	$(1,493)

The following table presents the net gains (losses) from changes in fair value.

	Twelve Months Ended December 31,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2020	2019
Loans held for sale	$232	$470
Loans held for investment	(13,315)	6,938
	$(13,083)	$7,408

Losses related to borrower-specific credit risk were $5.6 million and $6.3 million for the twelve months ended December 31, 2020 and 2019, respectively.

The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Twelve Months Ended December 31,
Loans held for sale	2020	2019
Balance at beginning of period	$16,198	$17,745
Issuances	35,275	30,730
Fair value changes	232	470
Sales	(6,082)	(32,452)
Settlements	(9,512)	(295)
Balance at end of period	$36,111	$16,198

	Twelve Months Ended December 31,
Loans held for investment	2020	2019
Balance at beginning of period	$824,520	$885,527
Issuances	173,280	139,004
Fair value changes	(13,315)	6,938
Settlements	(169,111)	(206,949)
Balance at end of period	$815,374	$824,520

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

Long-lived asset held for sale: Long-lived assets held for sale are carried at the lower of carrying value or fair value less selling costs. Fair value is typically based upon an independent market valuation of the property which is then adjusted for the cost related to the sell the property. Long-lived assets held for sale with an independent market valuation are generally classified as nonrecurring Level 3, given the lack of observable market prices for identical assets and market discounts applied to market prices.  Long-lived assets with agreed upon sales prices are classified as Level 1.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

December 31, 2020	Total	Level 1	Level 2	Level 3
Collateral dependent loans	$4,159	$—	$—	$4,159
Foreclosed assets	4,155	—	—	4,155
Long-lived asset held for sale	8,874	8,874	—	—
Equity security investments with a non-readily determinable fair value	25,367	—	25,367	—
Total assets at fair value	$42,555	$8,874	$25,367	$8,314

December 31, 2019	Total	Level 1	Level 2	Level 3
Collateral dependent loans	$1,245	$—	$—	$1,245
Foreclosed assets	5,612	—	—	5,612
Equity security investment with a non-readily determinable fair value	8,738	8,738	—	—
Total assets at fair value	$15,595	$8,738	$—	$6,857

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Level 3 Analysis

For Level 3 assets and liabilities measured at fair value as of December 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2020

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$96	Discounted expected cash flows	Discount rate Prepayment speed	4.3% 5.0%
Loans held for sale	$36,111	Discounted expected cash flows	Discount rate Prepayment speed	4.2% to 18.5% WAVG 19.0%
Loans held for investment	$815,374	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 73.2% (WAVG 1.5%) 4.2% to 18.5% WAVG 19.0% 10.0% to 83.0%
Equity warrant assets	$908	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	26.5-87.1% 0.36% to 0.93% 20% 5 - 10 years
Non-recurring fair value
Collateral dependent loans	$4,159	Discounted appraisals	Appraisal adjustments (1)	10.0% to 83.0%
Foreclosed assets	$4,155	Discounted appraisals	Appraisal adjustments (1)	10.0% to 20.0%

December 31, 2019

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$92	Discounted expected cash flows	Discount rate Prepayment speed	4.6% 5.0%
Loans held for sale	$16,198	Discounted expected cash flows	Discount rate Prepayment speed	7.7% to 21.4% WAVG 13.1%
Loans held for investment	$824,520	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 10.9% (WAVG 1.3%) 7.7% to 21.4% WAVG 13.1% 10.0% to 70.0%
Equity warrant assets	$570	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	21.0-75.0% 1.90% 20.0% 8-10 years
Non-recurring fair value
Collateral dependent loans	$1,245	Discounted appraisals	Appraisal adjustments (1)	10.0% to 57.0%
Foreclosed assets	$5,612	Discounted appraisals	Appraisal adjustments (1)	10.0% to 37.0%
(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

December 31, 2020	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$297,167	$297,167	$—	$—	$297,167
Federal funds sold	21,153	21,153	—	—	21,153
Certificates of deposit with other banks	6,500	6,906	—	—	6,906
Loans held for sale	1,139,359	—	—	1,235,122	1,235,122
Loans and leases held for investment, net of allowance for credit losses on loans and leases	4,277,402	—	—	4,366,642	4,366,642
Financial liabilities
Deposits	5,712,828	—	5,711,781	—	5,711,781
Borrowings	1,542,093	—	—	1,542,171	1,542,171

December 31, 2019	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$124,610	$124,610	$—	$—	$124,610
Federal funds sold	96,787	96,787	—	—	96,787
Certificates of deposit with other banks	7,250	7,568	—	—	7,568
Loans held for sale	950,249	—	—	1,004,135	1,004,135
Loans and leases held for investment, net of allowance for credit losses on loans and leases	1,774,532	—	—	1,822,569	1,822,569
Financial liabilities
Deposits	4,226,980	—	4,211,522	—	4,211,522
Borrowings	14	—	—	14	14

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

	December 31, 2020	December 31, 2019
Commitments to extend credit	$2,054,910	$1,834,449
Standby letters of credit	22,913	25,532
Total unfunded off-balance sheet credit risk	$2,077,823	$1,859,981

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. Commitment letters are issued after approval of the loan by the Credit Department and generally expire ninety days after issuance.

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

As of December 31, 2020 and 2019, the Company had commitments for on-balance sheet instruments in the amount of $15.8 million and $16.9 million, respectively.

Concentrations of Credit Risk

Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained exposure exceeds $7.5 million, except for fifty-one relationships that have a retained unguaranteed exposure of $676.2 million of which $387.4 million of the unguaranteed exposure has been disbursed.

Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $76.1 million, of which $54.8 million is due from four relationships.

The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 12. Benefit Plans

Defined Contribution Plan

The Company maintains an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees.  Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Company makes certain matching contributions and may make additional contributions at the discretion of the board of directors. Company expense relating to the plan for the years ended December 31, 2020, 2019, and 2018 amounted to $3.9 million, $3.0 million and $2.7 million, respectively.

Flexible Benefits Plan

The Company maintains a Flexible Benefits Plan which covers substantially all employees. Participants may set aside pre-tax dollars to provide for future expenses such as dependent care.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (2014 ESPP) on October 8, 2014. On May 24, 2016, the 2014 ESPP was amended and the Amended and Restated Employee Stock Purchase Plan became effective (ESPP), within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under this plan, eligible employees are able to purchase available shares with post-tax dollars as of the grant date. In order for employees to be eligible to participate in this plan they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand in fair market value per employee per calendar year. Options to purchase shares under the ESPP are granted at a 15% discount to fair market value. Expense recognized in relation to the ESPP was $92 thousand, $77 thousand and $60 thousand for fiscal years 2020, 2019 and 2018, respectively.

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

Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the years ended December 31, 2020, 2019, and 2018 the Company recognized $1.5 million, $1.6 million, and $1.7 million in compensation expense for stock options, respectively.

Stock option activity under the Plan during the year ended December 31, 2020 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,515,727	$11.42
Exercised	(563,072)	10.23
Forfeited	(74,893)	11.55
Outstanding at December 31, 2020	1,877,762	$11.78	4.08 years	$67,006,886
Exercisable at December 31, 2020	855,126	$10.53	3.86 years	$31,579,415

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following is a summary of non-vested stock option activity for the Company for the years ended December 31, 2020, 2019, and 2018.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	2,364,999	$4.65
Vested	(308,373)	7.51
Forfeited	(216,796)	5.90
Non-vested at December 31, 2018	1,839,830	4.60
Vested	(288,394)	4.20
Forfeited	(66,040)	3.50
Non-vested at December 31, 2019	1,485,396	4.73
Vested	(387,867)	3.05
Forfeited	(74,893)	4.52
Non-vested at December 31, 2020	1,022,636	$5.38

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $15.9 million, $785 thousand, and $3.5 million, respectively.

At December 31, 2020, unrecognized compensation costs relating to stock options amounted to $2.4 million which will be recognized over a weighted average period of 1.65 years.

There were no options granted in 2020, 2019 or 2018.

Restricted Stock Plan

In 2010, the Company adopted a Restricted Stock Plan. Under this plan, a total of 1,350,000 shares of Common Stock were available for issuance to eligible employees.  Restricted stock grants vest in equal installments ranging from immediate vesting to over a seven year period from the date of the grant. Under the 2015 Omnibus Stock Incentive Plan, which replaced the previously existing Restricted Stock Plan, during 2018, 840,150 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $19.72, of which 485,000 restricted stock units had market price conditions or non-market-related performance criteria restrictions. During 2019, 164,828 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $17.00, and 500,000 restricted stock units had market price conditions or non-market-related performance criteria restrictions at a weighted average grant date fair value of $8.81. During 2020, 586,132 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $17.78. The vesting of these grants was time based and had no market price conditions.

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

Market RSUs also have a restriction based on the passage of time and may have non-market-related performance criteria, but also have a restriction based on market price criteria related to the Company’s share price closing at or above a specified price for at least twenty (20) consecutive trading days at any time prior to the expiration date of the grants. For the outstanding Market RSUs as of December 31, 2020, the market price conditions ranged from $45.00 to $55.00 per share. The non-market-related performance criteria had all been satisfied as of December 31, 2020. The amount of Market RSUs earned will not exceed 100% of the Market RSUs awarded. The fair value of the Market RSUs and the implied service period is calculated using the Monte Carlo Simulation method.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following is a summary of non-vested RSU stock activity for the Company for the year ended December 31, 2020.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	457,401	$21.54
Granted	586,132	17.78
Vested	(89,426)	20.61
Forfeited	(64,268)	24.55
Non-vested at December 31, 2020	889,839	$18.94

During 2019 and 2018, the Company granted 164,828 and 355,150 RSUs, respectively.  The weighted average grant date fair value for RSUs granted in 2019 and 2018 were $17.00 and $25.17, respectively.

For the years ended December 31, 2020, 2019, and 2018 the Company recognized $3.5 million, $2.2 million, and $2.6 million in compensation expense for RSUs, respectively.

At December 31, 2020, unrecognized compensation costs relating to RSUs amounted to $14.1 million which will be recognized over a weighted average period of 4.15 years.

The following is a summary of non-vested Market RSU stock activity for the Company for the year ended December 31, 2020.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	3,154,324	$8.44
Vested	(2,513,233)	8.62
Forfeited	(57,591)	9.25
Non-vested at December 31, 2020	583,500	$8.38	[1]

1 Adjusted for modification in 2019, as described below.

During 2019 and 2018, the Company granted 500,000 and 485,000 Market RSUs with a weighted average grant date fair value of $8.81, and $7.93, as modified, respectively.

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

For the years ended December 31, 2020, 2019 and 2018, the Company recognized $9.7 million, $7.9 million, and $4.9 million respectively, in compensation expense for Market RSUs. For the year ended December 31, 2020, 2,513,233 Market RSUs met the performance stock price conditions for the $34, $35, $38, and $40 stock price for twenty consecutive days. The remaining expense of $2.4 million was fully recognized due to the accelerated vesting.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

At December 31, 2020, unrecognized compensation costs relating to Market RSUs amounted to $4.5 million which will be recognized over a weighted average period of 2.78 years.

Employee/Outside Director Bonus Plan

In 2014, the Company adopted a Bonus Plan whereby eligible employees and outside directors were qualified to receive quarterly and annual bonus payments based on each individual’s base pay/annual director fees and the profitability of the Company. In 2016, the Company approved a revised Incentive Compensation Plan and the payout criteria was adjusted for exceeding thresholds based on certain performance metrics and the profitability of the Company and applied to full-time employees only.  Beginning in 2016, this plan no longer applied to outside directors.  Total expenses related to the bonus plan for employees were $13.9 million, $7.2 million, and $632 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 13. Regulatory Matters

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

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, includes quantitative measures designed to ensure capital adequacy.  The Basel III Rules require the Company and the Bank to maintain (i) a minimum common equity Tier 1 ratio minimum of 4.50 percent plus a 2.50 percent “capital conservation buffer” (effectively resulting in minimum common equity Tier 1 ratio of 7.00 percent), (ii) Tier 1 risk-based capital minimum of 6.00 percent plus the capital conservation buffer (effectively resulting in a minimum Tier 1 risk-based capital ratio of 8.00 percent), (iii) total risk-based capital ratio minimum of 8.00 percent plus the capital conservation buffer (effectively resulting in a minimum total risk-based capital ratio of 10.5 percent) and (iv) Tier 1 leverage capital ratio minimum of 4.00 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

 As discussed in Note 1. Organization and Summary of Significant Accounting Policies, the Company recorded a cumulative effect increase to retained earnings totaling $822 thousand on January 1, 2020 as a result of the adoption of ASC 326. The Company did not elect the federal banking agencies’ transition option that allowed banking organizations to phase in the day one effects of ASC 326 on their regulatory capital ratios over multiple years.

Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the PPPLF and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPPLF from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPPLF will be included. Accordingly, the Company’s PPP loans are excluded from the calculation of our leverage ratio as of December 31, 2020.

Based on the most recent notification from the Federal Deposit Insurance Corporation, the Bank is well capitalized under the regulatory framework for prompt corrective action. As of December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they are subject and were not aware of any conditions or events that would change each entity’s well capitalized status.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Capital amounts and ratios as of December 31, 2020 and 2019, are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2020
Common Equity Tier 1
(to Risk-Weighted Assets)	$521,568	12.15%	$193,172	4.50%	N/A	N/A
Total Capital
(to Risk-Weighted Assets)	$574,621	13.39%	$343,417	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$521,568	12.15%	$257,563	6.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$521,568	8.40%	$248,417	4.00%	N/A	N/A
Bank - December 31, 2020
Common Equity Tier 1
(to Risk-Weighted Assets)	$470,069	11.25%	$188,012	4.50%	$271,573	6.50%
Total Capital
(to Risk-Weighted Assets)	$522,305	12.50%	$334,243	8.00%	$417,804	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$470,069	11.25%	$250,683	6.00%	$334,243	8.00%
Tier 1 Capital
(to Average Assets)	$470,069	7.60%	$247,288	4.00%	$309,110	5.00%
Consolidated - December 31, 2019
Common Equity Tier 1
(to Risk-Weighted Assets)	$499,513	14.90%	$150,927	4.50%	N/A	N/A
Total Capital
(to Risk-Weighted Assets)	$527,747	15.74%	$268,315	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$499,513	14.90%	$201,236	6.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$499,513	10.65%	$187,582	4.00%	N/A	N/A
Bank - December 31, 2019
Common Equity Tier 1
(to Risk-Weighted Assets)	$451,807	13.66%	$148,950	4.50%	$215,150	6.50%
Total Capital
(to Risk-Weighted Assets)	$480,040	14.51%	$264,800	8.00%	$331,000	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$451,807	13.66%	$198,600	6.00%	$264,800	8.00%
Tier 1 Capital
(to Average Assets)	$451,807	9.68%	$186,627	4.00%	$233,283	5.00%

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 14. Transactions with Related Parties

The Company has entered into transactions with its directors, officers, significant shareholders, their affiliates, and equity method investments (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal risk or present other unfavorable features.

During the year ended December 31, 2020, $2.1 million of related party loans were originated with no repayments resulting in $2.1 million of related party loans as of December 31, 2020.  There were no related party loans as of December 31, 2019.

Deposits from related parties held by the Company as of December 31, 2020 and 2019 amounted to $40.6 million and $46.9 million, respectively.

During the year ended December 31, 2019, the Company invested $1.1 million in Plexus Fund II, III, and IV-C, L.P (“Plexus”), which is included in other assets in the consolidated balance sheets at December 31, 2020 and 2019 with a balance of $2.8 million.  A member of the Company’s board of directors was also a principal of Plexus Capital, the administrator of Plexus, at the time of the investment.  Plexus is accounted for as an equity security investment.

During the year ended December 31, 2019, the Company invested $156 thousand in DefenseStorm, Inc. ("DefenseStorm"), which is included in other assets in the consolidated balance sheets with a balance of $2.9 million and $2.1 million as of December 31, 2020 and 2019, respectively.  The Company holds voting and non-voting equity in DefenseStorm which is accounted for as an equity security investment. DefenseStorm provides a broad range of IT and cyber security solutions principally designed for financial institutions.  As of December 31, 2020, the Company held approximately 5.0% of DefenseStorm on a fully diluted basis in the form of both voting and non-voting common equity, including approximately 2.6% voting control.  Directors and officers of the Company and their affiliates collectively own approximately 4.7% of DefenseStorm on a fully diluted basis as of December 31, 2020, including approximately 0.8% voting control.  During 2020 and 2018, the Company paid $550 thousand and $71 thousand, respectively, for cyber security event monitoring services. No payments were made for the year ended December 31, 2019.

The Company has an investment in Finxact LLC ("Finxact"), a developer of core processing software and services for the banking industry, which is included in other assets in the consolidated balance sheets with a balance of $1.4 million and $4.5 million as of December 31, 2020 and 2019, respectively.  As of December 31, 2020, the Company held approximately 16.1% of Finxact on a fully diluted basis in the form of both voting and non-voting equity, including approximately 5.0% voting control.  This investment is accounted for as an equity method investment due to the Company's ability to exercise significant influence over financial and operating policies of Finxact.  Directors and officers of the Company and their affiliates collectively own approximately 6.4% of Finxact on a fully diluted basis in the form of non-voting equity as of December 31, 2020. During 2020 and 2019, the Company paid $1.1 million and $24 thousand, respectively, for core processor services. No payments were made for the year ended December 31, 2018.

The Company has an investment in Payrailz, LLC ("Payrailz"), an entity that provides digital payment services and solutions to the financial services industry, which is included in other assets in the consolidated balance sheets with no balance as of December 31, 2020 and 2019.  As of December 31, 2020, the Company holds approximately 14.0% of Payrailz on a fully diluted basis in the form of voting equity.  This investment is accounted for as an equity method investment due to the Company's ability to exercise significant influence over financial and operating policies of Payrailz.  Certain officers and directors of the Company collectively own approximately 3.7% of Payrailz on a fully diluted basis in the form of voting equity as of December 31, 2020. No payments were made for the year ended December 31, 2020. During 2019 and 2018, the Company paid $250 thousand and $4 thousand for digital payment services.

The Company’s digital banking joint venture between Live Oak Banking Company and First Data Corporation, Apiture, which is included in other assets in the consolidated balance sheets had a balance of $53.3 million and $64.7 million as of December 31, 2020 and 2019, respectively.  During the years ended December 31, 2020, 2019 and 2018, the Company paid $377 thousand, $524 thousand and $5.5 million, respectively, for professional services.  During 2020, 2019 and 2018, the Company recognized income of $782 thousand, $446 thousand and $255 thousand, respectively, for shared services and rent.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2019, the Company committed to invest $1.8 million in Canapi Ventures Fund, L.P. (“The Fund”), an investment fund which centers around early to growth stage financial technology companies. During 2020 and 2019, $507 thousand and $257 thousand of the commitment was invested, respectively. The Fund is included in other assets in the consolidated balance sheets with a balance of $1.7 million as of December 31, 2020 and 2019.  The Fund is accounted for as an equity method investment.

During the year ended December 31, 2019, the Company committed to invest $15.2 million in Canapi Ventures SBIC Fund, L.P. (“The SBIC Fund”), an investment fund which centers around early to growth stage financial technology companies.  During 2020 and 2019, $3.4 million and $461 thousand of the commitment was invested, respectively. The SBIC Fund is included in other assets in the consolidated balance sheets with a balance of $14.8 million and $15.2 million as of December 31, 2020 and 2019, respectively. The SBIC Fund is accounted for as an equity method investment.

During the year ended December 31, 2019, the Company invested $300 thousand in Kwipped, Inc. (“Kwipped”), a marketplace platform for renting and leasing equipment, which is included in other assets in the consolidated balance sheets with a balance of $280 thousand and $300 thousand as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company holds approximately 3.6% of Kwipped on a fully diluted basis in the form of voting equity. During 2019, this investment was accounted for as an equity security. During 2020, the Company became able to exercise significant influence over financial and operating policies of Kwipped, and therefore the Company accounted for this investment as an equity method investment.

During the year ended December 31, 2020, the Company invested $2.5 million in Cape Fear Collective Impact Opportunity 1, LLC (“Cape Fear Collective”), which serves as a special purpose vehicle to purchase a portfolio of residential homes available for sale in the community. This investment is included in other assets in the consolidated balance sheet with a balance of $2.5 million as of December 31, 2020. As of December 31, 2020, the Company holds approximately 98.0% of Cape Fear Collective. This investment is accounted for as an equity method investment.

During the year ended December 31, 2020, the Company committed to invest $3.9 million in Green Sun Tenant LLC (“Green Sun”), a solar income tax credit project. During the year ended December 31, 2020, $980 thousand of the commitment was invested. This investment is included in other assets in the consolidated balance sheet with a balance of $3.9 million as of December 31, 2020. As of December 31, 2020, the Company holds approximately 99.0% of Green Sun. This investment is accounted for as an equity method investment.

Note 15. Significant Equity Method Investments

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must assess whether any of its equity method investments are significant equity method investments. In evaluating the significance of these investments, the Company performed the income test, the investment test and the asset test described in S-X 3-05 and S-X 1-02(w). Rule 3-09 of Regulation S-X requires separate audited financial statements of an equity method investee in an annual report if either the income or investment test exceeds 20%.  As of December 31, 2020, and 2019, none of our investments was considered a significant subsidiary under Rule 3-09.  Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%. Under the income test, the Company’s proportionate share of its equity method investees' aggregated net losses exceeded the applicable threshold of 10% and is accordingly required to provide summarized financial information for these investees for all periods presented in this Form 10-K.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following table provides summarized balance sheet information for the Company’s combined equity method investments as of December 31, 2020 and 2019. The Company’s equity method investments are included in the other assets line on the consolidated balances sheet and are largely concentrated in new or emerging financial service technology companies.

	As of December 31,
Balance sheet data	2020	2019
Current assets	$67,843	$56,710
Noncurrent assets	285,018	162,304
Total assets	$352,861	$219,014

Current liabilities	$64,019	$19,910
Noncurrent liabilities	17,151	683
Total liabilities	81,170	20,593
Equity interests	271,691	198,421
Total liabilities and equity	$352,861	$219,014

The following table provides summarized income statement information for the Company’s combined equity method investments for the years ended December 31, 2020, 2019, and 2018.

	Years ended December 31,
Summary of operations	2020	2019	2018
Total revenues	$68,038	$56,928	$54,418

Net loss	(68,406)	(30,367)	(8,251)

Note 16. Segments

The Company's management reporting process measures the performance of its operating segments based on internal operating structure, which is subject to change from time to time.  Accordingly, the Company operates two reportable segments for management reporting purposes as discussed below:

Banking - This segment specializes in providing financing services to small businesses nationwide in targeted industries and deposit-related services to small businesses, consumers and other customers nationwide. The primary source of revenue for this segment is net interest income and secondarily the origination and sale of government guaranteed loans.

Fintech - This segment is involved in making strategic investments into emerging financial technology companies.  The primary sources of revenue for this segment are principally gains and losses on equity method and equity security investments and management fees.  The Fintech segment is comprised of the Company's wholly owned subsidiaries Live Oak Ventures, Canapi and the Bank's investment in Apiture.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following tables provide financial information for the Company's segments. The information provided under the caption “Other” represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries and elimination adjustments to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.

	Banking	Fintech	Other	Consolidated
As of and for the year Ended December 31, 2020
Interest income	$288,305	$—	$103	$288,408
Interest expense	93,313	—	372	93,685
Net interest income	194,992	—	(269)	194,723
Provision for loan and lease credit losses	40,658	—	—	40,658
Noninterest income	77,512	6,567	1,921	86,000
Noninterest expense	181,555	5,510	5,611	192,676
Income tax (benefit) expense	(7,171)	2,989	(7,972)	(12,154)
Net income (loss)	$57,462	$(1,932)	$4,013	$59,543
Total assets	$7,767,013	$83,946	$21,344	$7,872,303
As of and for the year Ended December 31, 2019
Interest income	$227,776	$30	$174	$227,980
Interest expense	88,052	—	(154)	87,898
Net interest income	139,724	30	328	140,082
Provision for loan and lease credit losses	15,067	—	145	15,212
Noninterest income	64,034	(2,436)	1,921	63,519
Noninterest expense	152,227	7,078	5,619	164,924
Income tax expense (benefit)	6,803	(1,218)	(154)	5,431
Net income (loss)	$29,661	$(8,266)	$(3,361)	$18,034
Total assets	$4,724,537	$82,355	$5,936	$4,812,828
As of and for the year Ended December 31, 2018
Interest income	$163,174	$—	$(531)	$162,643
Interest expense	55,245	—	(645)	54,600
Net interest income	107,929	—	114	108,043
Provision for loan and lease credit losses	5,451	—	107	5,558
Noninterest income	91,681	(386)	4,970	96,265
Noninterest expense	130,589	619	21,496	152,704
Income tax benefit	(1,744)	—	(3,658)	(5,402)
Net income (loss)	$65,314	$(1,005)	$(12,861)	$51,448
Total assets	$3,588,667	$87,554	$(3,284)	$3,672,937

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 17. Parent Company Only Financial Statements

The following balance sheets, statements of income and statements of cash flows for Live Oak Bancshares, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	As of December 31,
	2020	2019
Assets
Cash and cash equivalents	$11,209	$13,585
Investment in subsidiaries	543,740	499,335
Other assets	30,816	21,182
Total assets	$585,765	$534,102

Liabilities and Shareholders' Equity
Borrowings	$14,488	$—
Other liabilities	3,427	1,716
Total liabilities	17,915	1,716

Shareholders' equity:
Common stock	310,619	340,397
Retained earnings	235,724	180,265
Accumulated other comprehensive income (loss)	21,507	11,724
Total equity	567,850	532,386
Total liabilities & shareholders' equity	$585,765	$534,102

Statements of Income

	Years ended December 31,
	2020	2019	2018
Interest income	$91	$236	$46
Interest expense	372	—	129
Net interest loss	(281)	236	(83)
Noninterest income:
Other noninterest income	252	140	562
Total noninterest income	252	140	562
Noninterest expense:
Salaries and employee benefits	17,250	12,408	10,117
Professional services expense	750	825	853
Renewable energy tax credit investment impairment	—	602	—
Impairment expense on goodwill and other intangibles, net	—	—	2,680
Other expense	1,167	999	1,844
Total noninterest expense	19,167	14,834	15,494
Net loss before equity in undistributed income of subsidiaries	(19,196)	(14,458)	(15,015)
Income tax benefit	(7,785)	(27)	(3,658)
Net loss	(11,411)	(14,431)	(11,357)
Equity in undistributed income of subsidiaries in excess of dividends from subsidiaries	70,954	32,465	62,805
Net income attributable to Live Oak Bancshares, Inc.	$59,543	$18,034	$51,448

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Statements of Cash Flows

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$59,543	$18,034	$51,448
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries in excess of dividends of subsidiaries	(70,954)	(32,465)	(62,805)
Equity used in subsidiary tax withholding related to vesting of restricted stock and other	43,507	—	—
Depreciation	—	—	199
Impairment expense on goodwill and other intangibles, net	—	—	2,680
Deferred income tax	1,163	(790)	(6,633)
Renewable energy tax credit investment impairment	—	602	—
Stock option based compensation expense	1,594	1,723	1,713
Restricted stock expense	13,146	10,025	7,463
Business combination contingent consideration fair value adjustments	163	—	(260)
Net change in other assets	(6,706)	7,100	4,396
Net change in other liabilities	(525)	1,417	142
Net cash provided by (used in) operating activities	40,931	5,646	(1,657)
Cash flows from investing activities
Capital investment in subsidiaries	(6,354)	(1,109)	(9,325)
Business combination, net of cash acquired	(895)	—	—
Purchases of premises and equipment	—	—	(20)
Net cash used in investing activities	(7,249)	(1,109)	(9,345)
Cash flows from financing activities
Proceeds from borrowings	70,000	—	—
Repayments of borrowings	(55,512)	(1,441)	(25,123)
Stock option exercises	3,069	508	1,626
Employee stock purchase program	520	437	342
Tax withholding related to vesting of restricted stock and other	(49,229)	(409)	(756)
Shareholder dividend distributions	(4,906)	(4,827)	(4,809)
Net cash used in financing activities	(36,058)	(5,732)	(28,720)
Net change in cash and cash equivalents	(2,376)	(1,195)	(39,722)
Cash and cash equivalents at beginning of year	13,585	14,780	54,502
Cash and cash equivalents at end of year	$11,209	$13,585	$14,780

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Dixon Hughes Goodman LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K and has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2020. This report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders (the “Proxy Statement”), under the headings “Proposal 1:  Election of Directors,” “Qualifications of Directors,” “Code of Ethics and Conflict of Interest Policy,” “Director Relationships,” “Committees of the Board or Directors,” “Executive Officers,” “Report of the Audit and Risk Committee,” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.  The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2020 fiscal year.

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

4.3	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 of the annual report on Form 10-K, filed on February 27, 2020)

10.1	2008 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the registration statement on Form S-1, filed on June 19, 2015) #

10.2.1	2008 Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-1, filed on June 19, 2015) #

10.2.2	Amendment to 2008 Nonstatutory Stock Option Plan effective July 1, 2019 (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q, filed on August 6, 2019) #

10.3	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the quarterly report on Form 10-Q filed on August 8, 2016) #

10.4.1	2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registration statement on Form S-1 filed on June 19, 2015) #

10.4.2	Amendment to 2015 Omnibus Stock Incentive Plan dated December 17, 2015 (incorporated by reference to Exhibit 10.4.2 of the 2015 10-K) #

10.4.3	2015 Omnibus Stock Incentive Plan as Amended and Restated effective May 24, 2016 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 27, 2016) #

10.4.4	Amendment to 2015 Omnibus Stock Incentive Plan dated May 15, 2018 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 18, 2018) #

10.5.1

Software Service Agreement between Live Oak Banking Company and nCino, LLC, dated November 1, 2012 (incorporated by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 19, 2015)

10.5.2	Amendment to Software Service Agreement dated October 9, 2015, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.7.2 of the 2015 10-K)

10.5.3	Amendment to Software Service Agreement dated September 5, 2018, between Live Oak Banking Company and nCino, Inc.*

10.5.4	Amendment to Software Service Agreement dated September 21, 2018 between Live Oak Banking Company and nCino, Inc.*

10.5.5	Renewal Amendment to Software Service Agreement dated January 18, 2019, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.5.3 of the 2018 10-K)

10.5.6

Amendment to Software Service Agreement dated April 1, 2020, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.2.1 of the quarterly report on Form 10-Q, filed on August 5, 2020)

10.5.7

Amendment to Software Service Agreement dated April 5, 2020, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.2.2 of the quarterly report on Form 10-Q, filed on August 5, 2020)

10.5.8

Amendment to Software Service Agreement dated April 24, 2020, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.2.3 of the quarterly report on Form 10-Q, filed on August 5, 2020)

10.5.9	Amendment to Software Service Agreement dated December 1, 2020, between Live Oak Banking Company and nCino, Inc.*

10.5.10	Amendment to Software Service Agreement dated January 13, 2021, between Live Oak Banking Company and nCino, Inc.*

10.5.11	Amendment to Software Service Agreement dated January 15, 2021, between Live Oak Banking Company and nCino, Inc.*

10.5.12	Amendment to Software Service Agreement dated January 23, 2021, between Live Oak Banking Company and nCino, Inc.*

10.5.13	Amendment to Software Service Agreement dated January 28, 2021, between Live Oak Banking Company and nCino, Inc.*

10.5.14	Amendment to Software Service Agreement dated February 23, 2021, between Live Oak Banking Company and nCino, Inc.*

10.6.1	Form of Stock Option Award Agreement for executive officers under the 2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the 2015 10-K) #

10.6.2	Amended Performance RSU Award Agreement with Stock Price Condition for Susan N. Janson (incorporated by reference to Exhibit 10.6.8 of the 2018 10-K) #

10.6.3

Amended form of Performance RSU Award Agreement with Stock Price Condition for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 15, 2019) #

10.6.4	RSU Award Agreement for M. Huntley Garriott (incorporated by reference to Exhibit 10.6.10 of the 2018 10-K) #

10.6.5	Performance RSU Award Agreement with Stock Price Condition for M. Huntley Garriott (incorporated by reference to Exhibit 10.6.11 of the 2018 10-K) #

10.6.6	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 14, 2020) #

10.6.7	Form of 2020 RSU Award Agreement for non-employee directors (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed on August 5, 2020) #

10.6.8	RSU Award Agreement for non-employee director Tonya W. Bradford* #

10.6.9	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.2 of the current report on Form 8-K filed on February 24, 2021) #

10.6.10	RSU Award Agreement for M. Huntley Garriott (incorporated by reference to Exhibit 99.3 of the current report on Form 8-K filed on February 24, 2021) #

10.6.11	RSU Award Agreement for non-employee director David G. Lucht* #

21.1	Subsidiaries of the Registrant*

23.1	Consent of the Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a document being filed with this Form 10-K.
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

Live Oak Bancshares, Inc.
(Registrant)

Date: February 25, 2021	By:	/s/ James S. Mahan III
James S. Mahan III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date
/s/ James S. Mahan III
James S. Mahan III	February 25, 2021
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ S. Brett Caines
S. Brett Caines	February 25, 2021
Chief Financial Officer
(Principal Financial Officer)

/s/ J. Wesley Sutherland
J. Wesley Sutherland	February 25, 2021
Chief Accounting Officer
(Principal Accounting Officer)

/s/ William L. Williams III
William L. Williams III	February 25, 2021
Vice Chairman of the Board of Directors

/s/ Tonya W. Bradford
Tonya W. Bradford	February 25, 2021
Director

/s/ William H. Cameron
William H. Cameron	February 25, 2021
Director

/s/ Diane B. Glossman
Diane B. Glossman	February 25, 2021
Director

/s/ Glen F. Hoffsis
Glen F. Hoffsis	February 25, 2021
Director

David G. Lucht	February 25, 2021
Director

/s/ Miltom E. Petty
Miltom E. Petty	February 25, 2021
Director

/s/ Neil L. Underwood
Neil L. Underwood	February 25, 2021
Director