Form 10-Q
period 2021-03-31
Live Oak Bancshares, Inc.
filed 2021-05-05
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

As of May 4, 2021, there were 42,594,817 shares of the registrant’s voting common stock outstanding and 510,327 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2021 (unaudited) and December 31, 2020*

(Dollars in thousands)

	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$630,081	$297,167
Federal funds sold	5,461	21,153
Certificates of deposit with other banks	6,500	6,500
Investment securities available-for-sale	775,177	750,098
Loans held for sale (includes $35,936 and $36,111 measured at fair value, respectively)	1,076,741	1,175,470
Loans and leases held for investment (includes $790,797 and $815,374 measured at fair value, respectively)	5,456,754	5,144,930
Allowance for credit losses on loans and leases	(52,417)	(52,306)
Net loans and leases	5,404,337	5,092,624
Premises and equipment, net	253,774	259,267
Foreclosed assets	4,185	4,155
Servicing assets	37,744	33,918
Other assets	223,875	231,951
Total assets	$8,417,875	$7,872,303
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$75,794	$75,287
Interest-bearing	6,240,210	5,637,541
Total deposits	6,316,004	5,712,828
Borrowings	1,465,961	1,542,093
Other liabilities	45,550	49,532
Total liabilities	7,827,515	7,304,453
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 42,259,091 and 41,344,689 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	298,525	298,890
Class B common stock, no par value, 10,000,000 shares authorized, 692,253 and 1,107,757 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	7,330	11,729
Retained earnings	275,377	235,724
Accumulated other comprehensive income	9,128	21,507
Total shareholders’ equity	590,360	567,850
Total liabilities and shareholders’ equity	$8,417,875	$7,872,303

*	Derived from audited consolidated financial statements.

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Income

For the three months ended March 31, 2021 and 2020 (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest income
Loans and fees on loans	$84,993	$58,961
Investment securities, taxable	2,929	3,762
Other interest earning assets	303	750
Total interest income	88,225	63,473
Interest expense
Deposits	16,944	23,255
Borrowings	1,331	57
Total interest expense	18,275	23,312
Net interest income	69,950	40,161
(Recovery of) provision for loan and lease credit losses	(873)	11,792
Net interest income after (recovery of) provision for loan and lease credit losses	70,823	28,369
Noninterest income
Loan servicing revenue	6,434	6,422
Loan servicing asset revaluation	1,493	(4,692)
Net gains on sales of loans	11,929	11,112
Net gain (loss) on loans accounted for under the fair value option	4,218	(10,638)
Equity method investments income (loss)	(1,157)	(2,478)
Equity security investments gains (losses), net	105	(64)
Loss on sale of investment securities available-for-sale, net	—	(79)
Lease income	2,599	2,624
Management fee income	1,934	1,644
Other noninterest income	3,502	1,891
Total noninterest income	31,057	5,742
Noninterest expense
Salaries and employee benefits	31,366	28,063
Travel expense	659	1,781
Professional services expense	3,831	1,937
Advertising and marketing expense	652	1,361
Occupancy expense	2,112	2,421
Data processing expense	3,894	3,157
Equipment expense	4,354	4,635
Other loan origination and maintenance expense	3,327	2,456
Renewable energy tax credit investment impairment	3,127	—
FDIC insurance	1,765	1,510
Other expense	3,185	2,170
Total noninterest expense	58,272	49,491
Income (loss) before taxes	43,608	(15,380)
Income tax expense (benefit)	4,181	(7,778)
Net income (loss)	$39,427	$(7,602)
Basic earnings (loss) per share	$0.92	$(0.19)
Diluted earnings (loss) per share	$0.88	$(0.19)

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2021 and 2020 (unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$39,427	$(7,602)
Other comprehensive (loss) income before tax:
Net unrealized (loss) gain on investment securities arising during the period	(16,288)	7,849
Reclassification adjustment for loss on sale of securities available-for-sale included in net income	—	79
Other comprehensive (loss) income before tax	(16,288)	7,928
Income tax benefit (expense)	3,909	(1,903)
Other comprehensive (loss) income, net of tax	(12,379)	6,025
Total comprehensive income (loss)	$27,048	$(1,577)

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2021 and 2020 (unaudited)

(Dollars in thousands)

	Three Months Ended
	Common stock				Accumulated other
	Shares			Retained	comprehensive	Total
	Class A	Class B	Amount	earnings	income	equity
Balance at December 31, 2020	41,344,689	1,107,757	$310,619	$235,724	$21,507	$567,850
Net income	—	—	—	39,427	—	39,427
Other comprehensive loss	—	—	—	—	(12,379)	(12,379)
Issuance of restricted stock	292,216	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(11,287)	—	—	(11,287)
Employee stock purchase program	5,686	—	296	—	—	296
Stock option exercises	200,996	—	1,213	—	—	1,213
Stock option based compensation expense	—	—	344	—	—	344
Restricted stock expense	—	—	4,670	—	—	4,670
Non-voting common stock converted to voting common stock in private sale	415,504	(415,504)	—	—	—	—
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	1,508	—	1,508
Cash dividends ($0.03 per share)	—	—	—	(1,282)	—	(1,282)
Balance at March 31, 2021	42,259,091	692,253	$305,855	$275,377	$9,128	$590,360

Balance at December 31, 2019	37,401,443	2,915,531	$340,397	$180,265	$11,724	$532,386
Net loss	—	—	—	(7,602)	—	(7,602)
Other comprehensive income	—	—	—	—	6,025	6,025
Issuance of restricted stock	7,424	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(48)	—	—	(48)
Employee stock purchase program	25,161	—	232	—	—	232
Stock option exercises	30,642	—	258	—	—	258
Stock option based compensation expense	—	—	366	—	—	366
Restricted stock expense	—	—	2,542	—	—	2,542
Non-voting common stock converted to voting common stock in private sale	200,000	(200,000)	—	—	—	—
Cumulative effect of accounting change for Accounting Standards Update 2016-13	—	—	—	822	—	822
Cash dividends ($0.03 per share)	—	—	—	(1,209)	—	(1,209)
Balance at March 31, 2020	37,664,670	2,715,531	$343,747	$172,276	$17,749	$533,772

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2021 and 2020 (unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$39,427	$(7,602)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	5,265	5,621
(Recovery of) provision for loan and lease credit losses	(873)	11,792
Amortization of premium on securities, net of accretion	1,817	269
Deferred tax (benefit) expense	(3,984)	1,264
Originations of loans held for sale	(253,588)	(274,678)
Proceeds from sales of loans held for sale	182,685	203,340
Net gains on sale of loans held for sale	(11,929)	(11,112)
Net loss on sale of foreclosed assets	24	49
Net (gain) loss on loans accounted for under fair value option	(4,218)	10,638
Net (increase) decrease in servicing assets	(3,826)	1,833
Loss on sale of investment securities available-for-sale, net	—	79
Net gain on disposal of long-lived asset	(114)	—
Net (gain) loss on disposal of property and equipment	(48)	38
Impairment on premises and equipment, net	904	—
Equity method investments (income) loss	1,157	2,478
Equity security investments (gains) losses, net	(105)	64
Renewable energy tax credit investment impairment	3,127	—
Stock option based compensation expense	344	366
Restricted stock expense	4,670	2,542
Stock based compensation excess tax benefit (shortfall)	5,152	(34)
Changes in assets and liabilities:
Lease right-of-use assets and liabilities, net	(1)	(12)
Other assets	855	(31,905)
Other liabilities	(5,406)	(6,493)
Net cash used by operating activities	(38,665)	(91,463)
Cash flows from investing activities
Purchases of securities available-for-sale	(108,223)	(52,757)
Proceeds from sales, maturities, calls, and principal paydown of securities available-for-sale	65,039	26,214
Proceeds from SBA reimbursement/sale of foreclosed assets	152	613
Loan and lease originations and principal collections, net	(119,970)	(152,616)
Proceeds from sale of long-lived asset	8,988	—
Proceeds from sale of premises and equipment	84	—
Purchases of premises and equipment, net	(674)	(737)
Net cash used by investing activities	(154,604)	(179,283)

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

For the three months ended March 31, 2021 and 2020 (unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities
Net increase in deposits	$603,176	$412,421
Proceeds from borrowings	498,666	50,000
Repayment of borrowings	(580,291)	(2)
Stock option exercises	1,213	258
Employee stock purchase program	296	232
Withholding cash issued in lieu of restricted stock	(11,287)	(48)
Shareholder dividend distributions	(1,282)	(1,209)
Net cash provided by financing activities	510,491	461,652
Net increase in cash and cash equivalents	317,222	190,906
Cash and cash equivalents, beginning	318,320	221,397
Cash and cash equivalents, ending	$635,542	$412,303

Supplemental disclosures of cash flow information
Interest paid	$18,469	$23,858
Income tax paid, net	354	362

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding (losses) gains on available-for-sale securities, net of taxes	$(12,379)	$6,025
Transfers from loans and leases to foreclosed real estate and other repossessions	402	1,764
Net transfers between foreclosed real estate and SBA receivable	196	30
Transfer of loans held for sale to loans and leases held for investment	176,285	35,233
Transfer of loans and leases held for investment to loans held for sale	24,260	2,949
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	1,508	—
Recording of secured borrowing	5,493	—
Equity security investment commitments	1,500	—

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

Nature of Operations

Live Oak Bancshares, Inc. (the “Company” or “LOB”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of the state of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”).  The Bank was organized and incorporated under the laws of the State of North Carolina on February 25, 2008 and commenced operations on May 12, 2008.  The Bank specializes in lending and deposit related services to small businesses nationwide. The Bank identifies and extends lending to credit-worthy borrowers both within specific industries, also called verticals, through expertise within those industries, and more broadly to select borrowers outside of those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) Loan Program and the U.S. Department of Agriculture’s ("USDA") Rural Energy for America Program ("REAP"), Water and Environmental Program (“WEP”) and Business & Industry ("B&I") loan programs.

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

GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors an on-site restaurant location. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology.  Canapi provides investment advisory services to a series of funds focused on providing venture capital to new and emerging financial technology companies.

The Company generates revenue primarily from net interest income and secondarily through the origination and sale of government guaranteed loans.  Income from the retention of loans is comprised of interest income.  The Company has historically elected to account for certain loans under the fair value option with interest reported in interest income and changes in fair value reported in the net gain (loss) on loans accounted for under the fair value option line item of the consolidated statements of income.  During the first quarter of 2021, the Company chose not to elect fair value for all retained participating interests arising from new government guaranteed loan sales.  Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets along with net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan and lease credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.  The Company also has less routinely generated gains and losses arising from its financial technology investments in its fintech segment.

General

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities Exchange Commission on February 25, 2021 (SEC File No. 001-37497) (the "2020 Annual Report"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2020 Annual Report. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2020 Annual Report.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Business Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management has determined that the Company has two significant operating segments: Banking and Fintech, as discussed more fully in Note 12. Segments. In determining the appropriateness of segment definition, the Company considers the criteria of ASC 280, Segment Reporting.

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

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Note 2. Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies accounting for income taxes by removing specific technical exceptions in ASC 740 related to the incremental approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted the standard on January 1, 2021 with no material effect on its consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815” (“ASU 2020-01”).  ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments, and certain derivatives including accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The Company adopted the standard on January 1, 2021 with no material effect on its consolidated financial statements.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Earnings Per Share

Basic and diluted earnings per share are computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur upon the exercise of stock options or upon the vesting of restricted stock grants, any of which would result in the issuance of common stock that would then share in the net income of the Company.

	Three Months Ended March 31,
	2021	2020
Basic earnings (loss) per share:
Net income (loss)	$39,427	$(7,602)
Weighted-average basic shares outstanding	42,673,615	40,334,179
Basic earnings (loss) per share	$0.92	$(0.19)
Diluted earnings (loss) per share:
Net income (loss), for diluted earnings (loss) per share	$39,427	$(7,602)
Total weighted-average basic shares outstanding	42,673,615	40,334,179
Add effect of dilutive stock options and restricted stock grants	2,023,235	739,870
Total weighted-average diluted shares outstanding	44,696,850	41,074,049
Diluted earnings (loss) per share	$0.88	$(0.19)
Anti-dilutive shares	—	1,839,601

On April 6, 2021, 178 thousand restricted stock unit awards with market price conditions vested as the Company's share price satisfied applicable target price criteria.  After net settlement for related tax withholding, the Company issued approximately 99 thousand shares.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Securities

Available-for-Sale

The carrying amount of securities and their approximate fair values are reflected in the following table:

March 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US government agencies	$15,442	$387	$—	$15,829
Mortgage-backed securities	744,462	20,208	8,895	755,775
Municipal bonds	3,262	315	4	3,573
Total	$763,166	$20,910	$8,899	$775,177

December 31, 2020
US government agencies	$15,440	$479	$—	$15,919
Mortgage-backed securities	703,092	28,302	940	730,454
Municipal bonds	3,267	462	4	3,725
Total	$721,799	$29,243	$944	$750,098

During the three months ended March 31, 2021, two mortgage-backed securities totaling $6.5 million were paid off.  During the three months ended March 31, 2020, two mortgage-backed securities totaling $4.5 million were sold resulting in a net loss of $79 thousand.

Accrued interest receivable on available-for-sale securities totaled $1.9 million and $1.8 million at March 31, 2021 and December 31, 2020, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$357,905	$8,892	$650	$3	$358,555	$8,895
Municipal bonds	—	—	96	4	96	4
Total	$357,905	$8,892	$746	$7	$358,651	$8,899

	Less Than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$156,904	$917	$1,853	$23	$158,757	$940
Municipal bonds	—	—	96	4	96	4
Total	$156,904	$917	$1,949	$27	$158,853	$944

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

At March 31, 2021, there were two mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and eighty-seven mortgage-backed securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2020 were comprised of three mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and twenty-nine mortgage-backed securities in unrealized loss positions for less than 12 months.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

These unrealized losses are primarily the result of non-credit related volatility in the market and market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold the securities for a sufficient period of time to recover unrealized losses, none of the losses have been recognized in the Company’s Unaudited Condensed Consolidated Statements of Income.

All mortgage-backed securities in the Company’s portfolio at March 31, 2021 and December 31, 2020 were backed by U.S. government sponsored enterprises (“GSEs”).

The following is a summary of investment securities by maturity:

	March 31, 2021
	Available-for-Sale
	Amortized cost	Fair value
US government agencies
Within one year	$5,000	$5,007
One to five years	7,513	7,737
Five to ten years	2,929	3,085
Total	15,442	15,829
Mortgage-backed securities
One to five years	10,248	10,848
Five to ten years	227,756	237,693
After 10 years	506,458	507,234
Total	744,462	755,775
Municipal bonds
After 10 years	3,262	3,573
Total	3,262	3,573

Total	$763,166	$775,177

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

There were no securities pledged at March 31, 2021 or December 31, 2020.

Other

Other investments, largely comprised of non-marketable equity investments, are generally accounted for under the equity method or equity security accounting.  The below tables provide additional information related to investments accounted for under these two methods.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Equity Method Accounting

The carrying amount and ownership percentage of each equity investment over which the Company has significant influence at March 31, 2021 and December 31, 2020 is reflected in the following table:

	March 31, 2021		December 31, 2020
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$53,927	39.1%	$53,344	39.1%
Canapi Ventures SBIC Fund, LP (1) (3)	15,530	2.9%	14,843	3.1%
Canapi Ventures Fund, LP (2) (3)	1,780	1.5%	1,686	1.5%
Other fintech investments in private companies (4)	6,237	Various	1,634	Various
Other (5)	3,273	Various	6,421	Various
Total	$80,747		$77,928

(1)	Includes unfunded commitments of $9.4 million and $11.3 million as of March 31, 2021 and December 31, 2020, respectively.
(2)	Includes unfunded commitments of $1.0 million as of March 31, 2021 and December 31, 2020.
(3)	Investee is accounted for under equity method due to the Company's participation as an investment advisor.
(4)	Other fintech investments include Finxact, Inc., Payrailz, Inc. and Kwipped, Inc.
(5)	Includes unfunded commitments of $2.9 million at December 31, 2020.

Equity Security Accounting

The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings for the three months ended March 31, 2021, and on a cumulative basis is reflected in the following table:

	As of and for the three month period ended March 31, 2021
	Amount	Cumulative Adjustments
Carrying value (1)	$32,527
Carrying value adjustments:
Impairment	—	$—
Upward changes for observable prices	—	18,272
Downward changes for observable prices	—	(86)
Net upward change	$—	$18,186

(1)	Includes $2.0 million in unfunded commitments.

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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost[1]	Loans Accounted for Under the Fair Value Option[2]	Total Loans and Leases
March 31, 2021
Commercial & Industrial
Small Business Banking	$762,178	$—	$12,545	$12,545	$774,723	$299,291	$1,074,014
Specialty Lending	431,358	—	—	—	431,358	73,751	505,109
Paycheck Protection Program	1,478,995	—	—	—	1,478,995	—	1,478,995
Total	2,672,531	—	12,545	12,545	2,685,076	373,042	3,058,118
Construction & Development
Small Business Banking	204,996	1,629	—	1,629	206,625	—	206,625
Specialty Lending	77,792	—	3,723	3,723	81,515	—	81,515
Total	282,788	1,629	3,723	5,352	288,140	—	288,140
Commercial Real Estate
Small Business Banking	1,176,005	—	11,854	11,854	1,187,859	313,466	1,501,325
Specialty Lending	173,531	—	6,606	6,606	180,137	19,776	199,913
Total	1,349,536	—	18,460	18,460	1,367,996	333,242	1,701,238
Commercial Land
Small Business Banking	346,206	2,325	2,055	4,380	350,586	84,513	435,099
Total	346,206	2,325	2,055	4,380	350,586	84,513	435,099
Total	$4,651,061	$3,954	$36,783	$40,737	$4,691,798	$790,797	$5,482,595
Net deferred (fees) costs							$(25,841)
Loan and Leases, Net of unearned							$5,456,754

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost[1]	Loans Accounted for Under the Fair Value Option[2]	Total Loans and Leases
December 31, 2020
Commercial & Industrial
Small Business Banking	$695,090	$10,341	$10,765	$21,106	$716,196	$308,341	$1,024,537
Specialty Lending	341,952	337	—	337	342,289	71,090	413,379
Paycheck Protection Program	1,528,180	—	—	—	1,528,180	—	1,528,180
Total	2,565,222	10,678	10,765	21,443	2,586,665	379,431	2,966,096
Construction & Development
Small Business Banking	183,087	—	—	—	183,087	—	183,087
Specialty Lending	88,890	—	3,723	3,723	92,613	—	92,613
Total	271,977	—	3,723	3,723	275,700	—	275,700
Commercial Real Estate
Small Business Banking	987,358	3,730	8,609	12,339	999,697	321,352	1,321,049
Specialty Lending	148,264	5,374	1,693	7,067	155,331	20,317	175,648
Total	1,135,622	9,104	10,302	19,406	1,155,028	341,669	1,496,697
Commercial Land
Small Business Banking	329,638	—	2,243	2,243	331,881	94,274	426,155
Total	329,638	—	2,243	2,243	331,881	94,274	426,155
Total	$4,302,459	$19,782	$27,033	$46,815	$4,349,274	$815,374	$5,164,648
Net deferred (fees) costs							$(19,718)
Loan and Leases, Net of unearned							$5,144,930

(1)

Total loans and leases include $2.75 billion of U.S. government guaranteed loans as of March 31, 2021, of which $19.2 million is 90 days or more past due, $1.2 million is past due 30-89 days and $2.73 billion are current.  Total loans and leases include $2.61 billion of U.S. government guaranteed loans as of December 31, 2020, of which $12.9 million is 90 days or more past due, $16.7 million is past due 30-89 days and $2.58 billion are current.

(2)	The Company measures the carrying value of the retained portion of loans sold at fair value under ASC Subtopic 825-10. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Credit Quality Indicators

The following tables presents asset quality indicators by portfolio class and origination year.  See Note 5. Loans and Leases Held for Investment and Credit Quality in the Company’s 2020 Form 10-K for additional discussion around the asset quality indicators that the Company uses to manage and monitor credit risk.

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total[1,2]
March 31, 2021
Small Business Banking
Risk Grades 1 - 4	$174,311	$799,012	$491,138	$277,191	$242,859	$198,955	$36,619	$1,794	$2,221,879
Risk Grade 5	—	19,387	76,377	70,633	42,121	14,779	1,682	434	225,413
Risk Grades 6 - 8	—	92	13,899	14,572	23,664	19,073	1,002	199	72,501
Total	174,311	818,491	581,414	362,396	308,644	232,807	39,303	2,427	2,519,793
Specialty Lending
Risk Grades 1 - 4	118,627	295,067	95,893	44,784	41,547	—	52,833	929	649,680
Risk Grade 5	250	7,674	6,832	967	11,368	—	2,160	—	29,251
Risk Grades 6 - 8	—	—	—	8,636	—	5,307	136	—	14,079
Total	118,877	302,741	102,725	54,387	52,915	5,307	55,129	929	693,010
Paycheck Protection Program
Risk Grades 1 - 4	507,428	971,567	—	—	—	—	—	—	1,478,995
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	—	—	—	—	—	—	—
Total	507,428	971,567	—	—	—	—	—	—	1,478,995
Total	$800,616	$2,092,799	$684,139	$416,783	$361,559	$238,114	$94,432	$3,356	$4,691,798

	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total[1,2]
December 31, 2020
Small Business Banking
Risk Grades 1 - 4	$724,506	$475,593	$287,712	$230,653	$159,877	$59,065	$32,373	$1,392	$1,971,171
Risk Grade 5	16,080	59,595	62,857	44,478	11,203	3,666	2,131	212	200,222
Risk Grades 6 - 8	81	8,976	14,639	15,090	11,424	8,418	631	209	59,468
Total	740,667	544,164	365,208	290,221	182,504	71,149	35,135	1,813	2,230,861
Specialty Lending
Risk Grades 1 - 4	296,537	96,553	48,930	40,626	—	—	55,229	632	538,507
Risk Grade 5	7,672	6,379	2,752	18,718	—	—	1,711	—	37,232
Risk Grades 6 - 8	—	—	8,635	—	5,782	—	77	—	14,494
Total	304,209	102,932	60,317	59,344	5,782	—	57,017	632	590,233
Paycheck Protection Program
Risk Grades 1 - 4	1,528,180	—	—	—	—	—	—	—	1,528,180
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	—	—	—	—	—	—	—
Total	1,528,180	—	—	—	—	—	—	—	1,528,180
Total	$2,573,056	$647,096	$425,525	$349,565	$188,286	$71,149	$92,152	$2,445	$4,349,274

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)

Total loans and leases include $2.75 billion of U.S. government guaranteed loans as of March 31, 2021, segregated by risk grade as follows: Risk Grades 1 – 4 = $2.57 billion, Risk Grade 5 = $141.1 million, Risk Grades 6 – 8 = $47.6 million. As of December 31, 2020, total loans and leases include $2.61 billion of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $2.44 billion, Risk Grade 5 = $128.0 million, Risk Grades 6 – 8 = $40.9 million. Total loans and leases exclude loans accounted for under the fair value option.

(2)	Excludes $790.8 million and $815.4 million of loans accounted for under the fair value option as of March 31, 2021 and December 31, 2020, respectively.

Nonaccrual Loans and Leases

As of March 31, 2021 and December 31, 2020 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three months ended March 31, 2021 and 2020. Nonaccrual loans and leases are generally included in the held for investment portfolio. Accrued interest receivable on loans totaled $38.1 million and $41.0 million at March 31, 2021 and December 31, 2020, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Nonaccrual loans and leases held for investment as of March 31, 2021 and December 31, 2020 are as follows:

March 31, 2021	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$23,249	$15,612	$7,637	$271
Total	23,249	15,612	7,637	271
Construction & Development
Specialty Lending	3,723	—	3,723	3,723
Total	3,723	—	3,723	3,723
Commercial Real Estate
Small Business Banking	21,738	10,409	11,329	6,054
Specialty Lending	6,606	5,071	1,535	1,228
Total	28,344	15,480	12,864	7,282
Commercial Land
Small Business Banking	2,055	1,541	514	—
Total	2,055	1,541	514	—
Total	$57,371	$32,633	$24,738	$11,276

December 31, 2020	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$17,992	$12,046	$5,946	$—
Total	17,992	12,046	5,946	—
Construction & Development
Specialty Lending	3,723	—	3,723	3,723
Total	3,723	—	3,723	3,723
Commercial Real Estate
Small Business Banking	15,085	6,725	8,360	5,327
Specialty Lending	7,068	5,533	1,535	—
Total	22,153	12,258	9,895	5,327
Commercial Land
Small Business Banking	2,242	1,728	514	—
Total	2,242	1,728	514	—
Total	$46,110	$26,032	$20,078	$9,050

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Excludes nonaccrual loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of March 31, 2021 and December 31, 2020:

	Total Collateral Dependent Loans			Unguaranteed Portion
March 31, 2021	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$2,779	$4,010	$1,615	$2,031	$120	$338	$495
Total	2,779	4,010	1,615	2,031	120	338	495
Construction & Development
Specialty Lending	3,767	—	—	3,767	—	—	—
Total	3,767	—	—	3,767	—	—	—
Commercial Real Estate
Small Business Banking	18,800	251	330	10,407	9	338	296
Specialty Lending	6,617	—	—	1,546	—	—	23
Total	25,417	251	330	11,953	9	338	319
Commercial Land
Small Business Banking	2,075	—	—	534	—	—	309
Total	2,075	—	—	534	—	—	309
Total	$34,038	$4,261	$1,945	$18,285	$129	$676	$1,123

	Total Collateral Dependent Loans			Unguaranteed Portion
December 31, 2020	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$1,279	$9,440	$197	$531	$4,077	$66	$1,281
Total	1,279	9,440	197	531	4,077	66	1,281
Construction & Development
Specialty Lending	3,767	—	—	3,767	—	—	—
Total	3,767	—	—	3,767	—	—	—
Commercial Real Estate
Small Business Banking	11,568	258	332	6,873	9	335	175
Specialty Lending	13,196	—	—	7,663	—	—	23
Total	24,764	258	332	14,536	9	335	198
Commercial Land
Small Business Banking	2,263	—	—	534	—	—	302
Total	2,263	—	—	534	—	—	302
Total	$32,073	$9,698	$529	$19,368	$4,086	$401	$1,781

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Allowance for Credit Losses - Loans and Leases

The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
March 31, 2021
Beginning Balance	$26,941	$5,663	$18,148	$1,554	$52,306
Charge offs	(152)	—	(517)	(12)	(681)
Recoveries	9	—	1,656	—	1,665
Provision	(221)	224	(641)	(235)	(873)
Ending Balance	$26,577	$5,887	$18,646	$1,307	$52,417
March 31, 2020
Beginning Balance, prior to adoption of ASC 326	$15,757	$2,732	$8,427	$1,318	$28,234
Impact of adopting ASC 326	(4,561)	1,131	1,916	193	(1,321)
Charge offs	(2,345)	—	(109)	(408)	(2,862)
Recoveries	35	—	28	—	63
Provision	7,451	960	2,848	533	11,792
Ending Balance	$16,337	$4,823	$13,110	$1,636	$35,906

The following tables represent the types of TDRs that were made during the periods presented:

	Three Months Ended March 31, 2021
	Interest Only		Payment Deferral		Extend Amortization		Other(1)		Total TDRs(2)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	1	$3,269	—	$—	—	$—	1	$3,269
Total	—	—	1	3,269	—	—	—	—	1	3,269
Commercial Real Estate
Small Business Banking	—	—	1	629	—	—	1	3,141	2	3,770
Total	—	—	1	629	—	—	1	3,141	2	3,770
Total	—	$—	2	$3,898	—	$—	1	$3,141	3	$7,039

(1)	Includes one small business banking with extend amortization and a rate concession TDR.
(2)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2020
	Interest Only		Payment Deferral		Extend Amortization		Other		Total TDRs(1)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	2	$1,487	—	$—	—	$—	2	$1,487
Specialty Lending	—	—	—	—	1	973	—	—	1	973
Total	—	—	2	1,487	1	973	—	—	3	2,460
Commercial Real Estate
Small Business Banking	—	—	1	3,589	—	—	—	—	1	3,589
Total	—	—	1	3,589	—	—	—	—	1	3,589
Total	—	$—	3	$5,076	1	$973	—	$—	4	$6,049
(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

One TDR that was modified within the twelve months ended March 31, 2021 subsequently defaulted during the three months ended March 31, 2021. The TDR that defaulted was a Commercial Real Estate Small Business Banking loan that had previously been modified for a payment deferral and had a recorded investment of $629 thousand at March 31, 2021. No TDRs that were modified within the twelve months ended March 31, 2020 subsequently defaulted during the three months ended   March 31, 2020.

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

	March 31, 2021	December 31, 2020
Gross direct finance lease payments receivable	$9,741	$10,629
Less – unearned interest	(1,492)	(1,685)
Net investment in direct financing leases	$8,249	$8,944

Future minimum lease payments under finance leases are as follows:

As of March 31, 2021	Amount
2021	$2,149
2022	2,620
2023	2,182
2024	1,570
2025	1,104
Thereafter	116
Total	$9,741

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Interest income of $186 thousand and $233 thousand was recognized in the three months ended March 31, 2021 and 2020, respectively.

Operating Leases

The term of each operating lease is generally 10 to 15 years.  The Company retains ownership of the equipment and associated tax benefits such as investment tax credits and accelerated depreciation.  At the end of the lease term, the lessee has the option to renew the lease for two additional terms or purchase the equipment at the then-current fair market value.

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

As of March 31, 2021 and December 31, 2020, the Company had a net investment of $131.2 million and $134.5 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $163.4 million and $164.3 million as of March 31, 2021 and December 31, 2020 and accumulated depreciation was $32.2 million and $29.8 million as of March 31, 2021 and December 31, 2020, respectively. Depreciation expense recognized on these assets for the three months ended March 31, 2021 and 2020 was $2.4 million.

Lease income of $2.4 million was recognized in the three months ended March 31, 2021 and 2020, respectively.

A maturity analysis of future minimum lease payments under non-cancelable operating leases is as follows:

As of March 31, 2021	Amount
2021	$7,083
2022	9,044
2023	9,075
2024	8,808
2025	8,935
Thereafter	31,175
Total	$74,120

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Servicing Assets

Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.24 billion and $2.21 billion at March 31, 2021 and December 31, 2020, respectively. The unpaid principal balance for all loans serviced for others was $3.22 billion and $3.21 billion at March 31, 2021 and December 31, 2020, respectively.

The following summarizes the activity pertaining to servicing rights:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$33,918	$35,365
Additions, net	2,333	2,859
Fair value changes:
Due to changes in valuation inputs or assumptions	2,946	(2,039)
Decay due to increases in principal paydowns or runoff	(1,453)	(2,653)
Balance at end of period	$37,744	$33,532

The fair value of servicing rights was determined using a weighted average discount rate of 8.8% on March 31, 2021 and 13.0% on March 31, 2020. The fair value of servicing rights was determined using a weighted average prepayment speed of 18.6% on March 31, 2021 and 17.9% on March 31, 2020, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Borrowings

Total outstanding borrowings consisted of the following:

	March 31, 2021	December 31, 2020
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$49,675	$—
In September 2020, the Company renewed a $50.0 million revolving line of credit originally issued in 2017 with a third party correspondent bank. The line of credit was unsecured and accrued interest at 30-day LIBOR plus 1.15% for a term of 13 months. Payments were interest only with all principal and accrued interest due on October 10, 2021. On March 31, 2021 the remaining outstanding balance of $14.5 million was paid in full and the revolving line was closed. No available credit remains at March 31, 2021.	—	14,488

In April 2020, the Company entered into the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF"). Under the PPPLF, advances must be secured by pledges of loans to small businesses originated by the Company under the U.S. Small Business Administration's 7(a) loan program titled the Paycheck Protection Program. The PPPLF accrues interest at thirty-five basis points and matures at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, ranging from April 1, 2022 to March 20, 2026, and will be accelerated on and to the extent of any 7(a) loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company shall repay the advance plus accrued interest. This $1.41 billion borrowing was fully advanced at March 31, 2021.

	1,410,785	1,527,596
Other long term debt(1)	5,501	9
Total borrowings	$1,465,961	$1,542,093

(1)	Includes finance leases and loan participations accounted for as secured borrowings.

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $167.5 million as of March 31, 2021 and December 31, 2020. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of March 31, 2021 and December 31, 2020.

The Company has entered into a repurchase agreement with a third party for $5.0 million as of March 31, 2021 and December 31, 2020.  At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received.  The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of March 31, 2021 and December 31, 2020.

On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. At March 31, 2021 and December 31, 2020, the Company had approximately $1.96 billion and $2.01 billion, respectively, in borrowing capacity available under these agreements.  There is no collateral pledged and no advances outstanding as of March 31, 2021 and December 31, 2020.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $2.23 billion and $2.22 billion as of March 31, 2021 and December 31, 2020, respectively.  At March 31, 2021 and December 31, 2020, the Company had approximately $1.79 billion and $1.77 billion, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of March 31, 2021 and December 31, 2020.

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

Loans held for sale: The fair values of loans held for sale are determined by discounting estimated cash flows using interest rates approximating prevailing market rates for similar loans adjusted to reflect the inherent credit risk. Due to the nature of the valuation inputs, loans held for sale are classified within Level 3 of the valuation hierarchy.

Loans held for investment: The fair values of loans held for investment are typically determined based on discounted cash flow analyses using market-based interest rate spreads. Discounted cash flow analyses are adjusted, as appropriate, to reflect current market conditions and borrower-specific credit risk. If the loan is collateral dependent, the fair value is determined based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan’s collateral is determined by appraisals, independent valuation, or management’s estimation of fair value which is then adjusted for the cost related to liquidation of the collateral. Due to the nature of the valuation inputs, loans held for investment are classified within Level 3 of the valuation hierarchy.

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

Mutual fund: The below mutual fund is registered with the Securities and Exchange Commission as a closed-end, non-diversified management investment company and operates as an interval fund. The fund primarily invests in the unguaranteed portion of SBA504 First Lien Loans secured by owner-occupied commercial real estate. This investment is valued using quoted prices in markets that are not active and is classified as Level 2 within the valuation hierarchy.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2021	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$15,829	$—	$15,829	$—
Mortgage-backed securities	755,775	—	755,775	—
Municipal bonds[1]	3,573	—	3,477	96
Loans held for sale	35,936	—	—	35,936
Loans held for investment	790,797	—	—	790,797
Servicing assets[2]	37,744	—	—	37,744
Mutual fund	2,331	—	2,331	—
Equity warrant assets[3]	1,314	—	—	1,314
Total assets at fair value	$1,643,299	$—	$777,412	$865,887

December 31, 2020	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$15,919	$—	$15,919	$—
Mortgage-backed securities	730,454	—	730,454	—
Municipal bonds[1]	3,725	—	3,629	96
Loans held for sale	36,111	—	—	36,111
Loans held for investment	815,374	—	—	815,374
Servicing assets[2]	33,918	—	—	33,918
Mutual fund	2,351	—	2,351	—
Equity warrant assets[3]	908	—	—	908
Total assets at fair value	$1,638,760	$—	$752,353	$886,407

(1)

During the three months ended March 31, 2021, the Company recorded no fair value adjustment gain/loss. During the three months ended March 31, 2020, the Company recorded a fair value adjustment gain of $1 thousand.

(2)	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets.
(3)

During the three months ended March 31, 2021, the Company entered into equity warrant assets with a fair value of $21 thousand at the time of issuance and recorded net gains on derivative instruments of $385 thousand. During the three months ended March 31, 2020, the Company entered into equity warrant assets with a fair value of $164 thousand at the time of issuance and recorded net losses on derivative instruments of $32 thousand.

Fair Value Option

Prior to January 1, 2021, the Company elected to account for retained participating interests of all government guaranteed loans under the fair value option in order to align the accounting presentation with the Company’s viewpoint of the economics of the loans. Interest income on loans accounted for under the fair value option is recognized in loans and fees on loans on the Company’s Unaudited Condensed Consolidated Statements of Income. There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at March 31, 2021 or December 31, 2020. The unpaid principal balance of unguaranteed exposure for nonaccruals was $7.4 million and $6.9 million at March 31, 2021 and December 31, 2020, respectively.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at March 31, 2021 and December 31, 2020.

	March 31, 2021
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$35,936	$37,923	$(1,987)	$—	$—	$—	$—	$—	$—
Loans held for investment	790,797	814,729	(23,932)	40,234	43,973	(3,739)	26,249	29,089	(2,840)
	$826,733	$852,652	$(25,919)	$40,234	$43,973	$(3,739)	$26,249	$29,089	$(2,840)

	December 31, 2020
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$36,111	$38,135	$(2,024)	$—	$—	$—	$—	$—	$—
Loans held for investment	815,374	845,082	(29,708)	35,499	39,318	(3,819)	25,532	28,741	(3,209)
	$851,485	$883,217	$(31,732)	$35,499	$39,318	$(3,819)	$25,532	$28,741	$(3,209)

The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended March 31,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2021	2020
Loans held for sale	$36	$120
Loans held for investment	4,182	(10,758)
	$4,218	$(10,638)

Gains/(Losses) related to borrower-specific credit risk were $191 thousand for the three months ended March 31, 2021 and $(922) thousand for the three months ended March 31, 2020.

The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Three Months Ended March 31,
Loans held for sale	2021	2020
Balance at beginning of period	$36,111	$16,198
Issuances & repurchases	—	3,045
Fair value changes	36	120
Sales	—	—
Settlements	(211)	(212)
Balance at end of period	$35,936	$19,151

	Three Months Ended March 31,
Loans held for investment	2021	2020
Balance at beginning of period	$815,374	$824,520
Issuances & repurchases	5,570	61,611
Fair value changes	4,184	(10,758)
Settlements	(34,331)	(43,947)
Balance at end of period	$790,797	$831,426

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In the first quarter of 2021 the Company chose not to elect the fair value for all retained participating interests arising from new government guaranteed loan sales. Not electing fair value generally result in a larger discount being recorded on the date of the sale. This discount will subsequently be accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with accounting standards, any loans for which fair value was previously elected will continue to be measured as such.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

March 31, 2021	Total	Level 1	Level 2	Level 3
Collateral dependent loans	$6,935	$—	$—	$6,935
Foreclosed assets	4,185	—	—	4,185
Total assets at fair value	$11,120	$—	$—	$11,120

December 31, 2020	Total	Level 1	Level 2	Level 3
Collateral dependent loans	$4,159	$—	$—	$4,159
Foreclosed assets	4,155	—	—	4,155
Long-lived asset held for sale	8,874	8,874	—	—
Equity security investment with a non-readily determinable fair value	25,367	—	25,367	—
Total assets at fair value	$42,555	$8,874	$25,367	$8,314

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Level 3 Analysis

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2021 and December 31, 2020 the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2021

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$96	Discounted expected cash flows	Discount rate Prepayment speed	4.5% 5.0%
Loans held for sale	$35,936	Discounted expected cash flows	Discount rate Prepayment speed	0.8% to 17.4% WAVG 19.0%
Loans held for investment	$790,797	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 76.3% (WAVG 1.2%) 0.8% to 17.4% WAVG 19.0% 10.0% to 65.0%
Equity warrant assets	$1,314	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	26.6% to 89.4% 0.92% to 1.74% 20.0% 4-10 years
Non-recurring fair value
Collateral dependent loans	$6,935	Discounted appraisals	Appraisal adjustments (1)	10.0% to 65.0%
Foreclosed assets	$4,185	Discounted appraisals	Appraisal adjustments (1)	7.5% to 10.0%

December 31, 2020

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$96	Discounted expected cash flows	Discount rate Prepayment speed	4.3% 5.0%
Loans held for sale	$36,111	Discounted expected cash flows	Discount rate Prepayment speed	4.2% to 18.5% WAVG 19.0%
Loans held for investment	$815,374	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 73.2% (WAVG 1.5%) 4.2% to 18.5% WAVG 19.0% 10.0% to 83.0%
Equity warrant assets	$908	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	26.5-87.1% 0.36% to 0.93% 20.0% 5-10 years
Non-recurring fair value
Collateral dependent loans	$4,159	Discounted appraisals	Appraisal adjustments (1)	10.0% to 83.0%
Foreclosed assets	$4,155	Discounted appraisals	Appraisal adjustments (1)	10.0% to 20.0%

(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.

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

The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

March 31, 2021	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$630,081	$630,081	$—	$—	$630,081
Federal funds sold	5,461	5,461	—	—	5,461
Certificates of deposit with other banks	6,500	6,839	—	—	6,839
Loans held for sale	1,040,805	—	—	1,136,156	1,136,156
Loans and leases, net of allowance for credit losses on loans and leases	4,613,540	—	—	4,722,518	4,722,518
Financial liabilities
Deposits	6,316,004	—	6,227,312	—	6,227,312
Borrowings	1,465,961	—	—	1,451,459	1,451,459

December 31, 2020	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$297,167	$297,167	$—	$—	$297,167
Federal funds sold	21,153	21,153	—	—	21,153
Certificates of deposit with other banks	6,500	6,906	—	—	6,906
Loans held for sale	1,139,359	—	—	1,235,122	1,235,122
Loans and leases, net of allowance for credit losses on loans and leases	4,277,250	—	—	4,366,489	4,366,489
Financial liabilities
Deposits	5,712,828	—	5,711,781	—	5,711,781
Borrowings	1,542,093	—	—	1,542,171	1,542,171

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Commitments and Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

On March 12, 2021, a purported class action was filed against the Company in the United States District Court for the Eastern District of North Carolina, Joseph McAlear, individually and on behalf of all others similarly situated v. Live Oak Bancshares, Inc. et al.  The complaint alleges the existence of an agreement between the Company, nCino, Inc. and Apiture, LLC in which those companies purportedly sought to restrain the mobility of employees in violation of antitrust laws by agreeing not to solicit or hire each other’s employees.  The complaint alleges violations of Section 1 of the federal Sherman Act (15 U.S.C. § 1) and violations of Sections 75-1 and 75-2 of the North Carolina General Statutes.  The plaintiff seeks monetary damages, including treble damages, entitlement to restitution, disgorgement, attorneys’ fees, and pre- and post-judgment interest.  Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

	March 31, 2021	December 31, 2020
Commitments to extend credit	$2,526,132	$2,054,910
Standby letters of credit	5,929	22,913
Total unfunded off-balance-sheet credit risk	$2,532,061	$2,077,823

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

As of March 31, 2021 and December 31, 2020, the Company had unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $12.4 million and $15.8 million, respectively.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Concentrations of Credit Risk

Although the Company is not subject to any geographic concentrations, a substantial amount of the Company’s loans, leases, and commitments to extend credit have been granted to customers in the agriculture, healthcare and veterinary verticals. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $15.0 million, except for 14 relationships that have a retained unguaranteed exposure of $321.2 million of which $132.2 million of the unguaranteed exposure has been disbursed.

Additionally, the Company has future minimum lease payments due under non-cancelable operating leases totaling $74.1 million, of which $22.4 million is due from one relationship.

The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.

Note 11. Stock Plans

On March 20, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan which replaced the previously existing Amended Incentive Stock Option Plan and Nonstatutory Stock Option Plan. Subsequently on May 24, 2016, the 2015 Omnibus Stock Incentive Plan was amended to authorize awards covering a maximum of 7,000,000 common voting shares and has an expiration date of March 20, 2025. On May 15, 2018, the Amended and Restated 2015 Omnibus Stock Incentive Plan was amended to authorize awards covering a maximum of 8,750,000 common voting shares. Options or restricted shares granted under the Amended and Restated 2015 Omnibus Stock Incentive Plan (the "Plan") expire no more than 10 years from the date of grant. Exercise prices under the Plan are set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Options vest over a minimum of three years from the date of the grant. Restricted stock grants vest in equal installments ranging from immediate vesting to over a seven-year period from the date of the grant.  Market Restricted Stock Units also have a restriction based on the passage of time and may have non-market-related performance criteria, but also have a restriction based on market price criteria related to the Company’s share price closing at or above a specified price defined at time of grant.

Stock Options

There were no stock options granted during the three months ended March 31, 2021.

At March 31, 2021, unrecognized compensation costs relating to stock options amounted to $1.9 million which will be recognized over a weighted average period of 1.42 years.

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

For the quarter ended March 31, 2021, 397,500 Market RSUs met the performance stock price conditions for the $45.00, $48.00, and $50.00 stock price for twenty (20) consecutive trading days.  The remaining expense of $2.1 million was fully recognized due to the accelerated vesting.  The weighted average grant date fair value for the 397,500 vested Market RSUs was $7.89.

Remaining Market RSUs at March 31, 2021 have a restriction based on the passage of time, but also have a restriction based on market price criteria related to the Company’s share price closing at $55.00 per share for at least twenty (20) consecutive trading days at any time prior to expiration date. The amount of Market RSUs earned will not exceed 100% of the Market RSUs awarded. The fair value of the Market RSUs and the implied service period is calculated using the Monte Carlo simulation method.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2021, 792,893 RSUs were granted with a weighted average grant date fair value of $50.66. Of the RSUs granted in the three month period, 288,680 were awarded in connection with annual long term incentive stock compensation and 500,000 were awarded as a special retention RSU award.

At March 31, 2021, unrecognized compensation costs relating to RSUs amounted to $51.6 million which will be recognized over a weighted average period of 5.18 years.

There were no Market RSUs granted during the three months ended March 31, 2021.

At March 31, 2021, unrecognized compensation costs relating to Market RSUs amounted to $1.1 million which will be recognized over a weighted average period of 0.02 years.

Note 12. Segments

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

	Banking	Fintech	Other	Consolidated
Three months ended March 31, 2021
Interest income	$88,099	$122	$4	$88,225
Interest expense	18,165	—	110	18,275
Net interest income	69,934	122	(106)	69,950
(Recovery of) provision for loan and lease credit losses	(873)	—	—	(873)
Noninterest income	30,524	(4)	537	31,057
Noninterest expense	55,625	1,020	1,627	58,272
Income tax expense (benefit)	4,650	5	(474)	4,181
Net income (loss)	$41,056	$(907)	$(722)	$39,427
Total assets	$8,281,729	$91,662	$44,484	$8,417,875
Three months ended March 31, 2020
Interest income	$63,448	$—	$25	$63,473
Interest expense	23,255	—	57	23,312
Net interest income	40,193	—	(32)	40,161
Provision for loan and lease credit losses	11,792	—	—	11,792
Noninterest income	5,964	(880)	658	5,742
Noninterest expense	46,687	1,490	1,314	49,491
Income tax benefit	(4,170)	(244)	(3,364)	(7,778)
Net (loss) income	$(8,152)	$(2,126)	$2,676	$(7,602)
Total assets	$5,133,447	$84,366	$55,756	$5,273,569

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Subsequent Event

On April 27, 2021, the Company’s equity security investee, Greenlight Financial Technology, Inc. (“Greenlight”), announced the close of $260.0 million in newly issued shares in an orderly transaction.  As a result of this transaction the Company expects to recognize a pre-tax non-cash gain of approximately $6.9 million during the second quarter of 2021, arising from the increase in the observable fair market value of its investment in Greenlight.  In assessing the effect of transactions at Greenlight giving rise to this gain, the Company reevaluated its ownership percentage and other factors to reassess the existence of significant influence and determined that this investment should continue to be accounted for as an equity security investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the financial condition and results of operations of Live Oak Bancshares, Inc. (the “Company” or “LOB”). This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report"). Results of operations for the periods included in this quarterly report on Form 10-Q are not necessarily indicative of results to be obtained during any future period.

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

Nature of Operations

LOB is a financial holding company and a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of the state of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending and deposit related services to small businesses nationwide. The Bank identifies and extends lending to credit-worthy borrowers within both specified industries, also called verticals, through expertise within those industries, and more broadly to select borrowers outside of those industries. A significant portion of the loans originated by the Bank are guaranteed by the SBA under the 7(a) Loan Program and the U.S. Department of Agriculture’s ("USDA") Rural Energy for America Program ("REAP"), Water and Environmental Program (“WEP”) and Business & Industry ("B&I") loan programs.

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

GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors an on-site restaurant location. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology.  Canapi provides investment advisory services to a series of funds focused on providing venture capital to new and emerging financial technology companies.

The Company generates revenue primarily from net interest income and secondarily through origination and sale of government guaranteed loans.  Income from the retention of loans is comprised principally of interest income.  The Company has historically elected to account for certain loans under the fair value option with interest reported in interest income and changes in fair value reported in the net gain (loss) on loans accounted for under the fair value option line item of the consolidated statements of income.  During the first quarter of 2021, the Company chose not to elect fair value for all retained participating interests arising from new government guaranteed loan sales.  Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets along with net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan and lease credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.  The Company also has less routinely generated gains and losses arising from its financial technology investments in its fintech segment, as discussed more fully later in this section entitled “Results of Segment Operations”.

Recent Developments

Positive indications of recovery from the COVID-19 pandemic are beginning to appear in the United States; however, the fallout continues to have a complex and significant adverse impact on certain areas of the economy, the banking industry and the Company, all of which are subject to a high degree of uncertainty. This uncertainty is magnified with the risk of a resurgence of the virus or new variants.  While it is not possible to know the full universe or extent of these impacts as of the date of this filing, we are disclosing potentially material items of which we are currently aware.

Financial position and results of operations

Relating to our March 31, 2021 financial condition and results of operations, improving conditions around COVID-19 had a material impact on the allowance for credit losses (“ACL”) on loans and leases, loans carried at fair value, loan servicing asset revaluation, net gains on sales of loans and net interest income, largely due to improvement in economic forecasts and broader markets.  With improving forecasts related to employment and default expectations, the ACL and resulting recovery for loan and lease credit losses, while the loan fair value calculation and net gain on loans accounted for under the fair value option were positively affected.  With the ongoing monitoring of effects surfacing in certain pandemic-at-risk verticals combined with the risk that payment deferrals and those being made by the SBA for borrowers under its programs may be skewing actual indications of ability to repay, total credit related reserves continued to grow but at a slower pace due to the above mentioned continued improvement in economic forecasts during the first quarter.  Refer to the discussion of the ACL and loans at fair value in Notes 5 and 9, respectively, of the Unaudited Condensed Consolidated Financial Statements as well as further discussion below in MD&A.  Also impacted by improving market conditions was the Company’s valuation of the loan servicing asset as discussed in Note 7 of the notes to Unaudited Condensed Consolidated Financial Statements and net gains on sales of loans, both of which are further discussed below in MD&A.  The secondary market continued to improve during the first quarter of 2021 which produced positive adjustments for loans carried at fair value and the loan servicing asset valuation.  The net interest margin was positively impacted by Paycheck Protection Program (“PPP”) lending as discussed more fully below in MD&A.  Should economic conditions worsen, the Company could experience significant levels of provision in the ACL and negative fair value marks and record additional credit or market related loss expense. It is also possible that the Company’s asset quality measures could worsen at future measurement periods if there is a significant resurgence of COVID-19 cases or variants.

While there has been a recovery in secondary market pricing, the income from gain on sale of loans in future periods could be reduced due to COVID-19 and the termination of pandemic response programs.  At this time, the Company is unable to project the materiality of such impacts but anticipates that the breadth of the economic impact could impact gains in future periods.

Interest income could be further reduced due to COVID-19.  In accordance with guidance from banking regulators, the Company has worked and continues to work with COVID-19 affected borrowers to help defer their payments, interest, and fees.  In addition to regulatory relief on deferrals from banking regulators, payment relief has been available through the first quarter of 2021 from the SBA for certain loans guaranteed by that agency pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and subsequently by the below discussed Economic Aid Act.   While interest will still accrue to interest income, through GAAP accounting, should eventual credit losses on these loans with deferred payments emerge, interest income accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  As of March 31, 2021, the Company carried $4.3 million in accrued interest on outstanding loans with deferrals made to COVID-19 affected borrowers. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 borrowers, but recognizes the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of March 31, 2021, all of the Company’s capital ratios, and the Bank’s capital ratios, were in excess of all minimum regulatory requirements.  While the Company believes that capital is sufficient to withstand a double-dip economic recession brought about by a resurgence in COVID-19, reported and regulatory capital ratios could be adversely impacted by further credit losses.  The Company relies on cash on hand as well as dividends from the Bank to service any debt at the Company.  If our capital deteriorates such that the Bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity.  Wholesale funding markets have remained open to the Company, but rates for short-term funding can be volatile and the secondary market for guaranteed loans has shown reactionary and varying responses to the changing economic environment.  If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin.  If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

The Federal Reserve created the Paycheck Protection Program Liquidity Facility (“PPPLF”) to help provide financing for the origination of PPP loans.  The PPPLF extends loans to banks that have loaned money to small businesses under the PPP, discussed in more detail below. Amounts borrowed are non-recourse and have a 100% advance rate equal to the principal amount of PPP loans pledged as security. In addition, loans financed under the PPPLF have a neutral impact on regulatory leverage capital ratios.  The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is transferred to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF bear interest at a rate of 0.35%, and there are no fees paid by the Company.  As of March 31, 2021, the Company had outstanding borrowings of $1.41 billion from the PPPLF.

Lending operations and accommodations to borrowers

With the establishment of the PPP administered by the SBA, the Company has implemented new loan programs and systems using its technology platform while participating in assisting its customers and other small businesses in need of resources through the program.  PPP loans earn interest at 1% and currently have a two-year or five-year contractual term depending on the origination date.  For the earlier loans with a two-year term there is an option to extend to five years if agreed upon by the borrower and lender. The Company expects that some portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of March 31, 2021, the Company carried 9,046 PPP loans on its balance sheet representing a book balance of $1.45 billion, which includes $33.7 million in net deferred fees, to be amortized and recognized in interest income over the remaining lives of the loans.  The Company recognized $17.2 million of interest income in the first quarter of 2021 related to amortization of net PPP fees.  As of May 4, 2021, the Company has secured funding from the SBA for 3,870 new PPP loans representing approximately $541.0 million in aggregate year to date 2021 originations.  Loans funded through the PPP are fully guaranteed by the SBA, subject to the terms and conditions of the program. Should those circumstances change, the Company could be required to record additional credit loss expense through earnings.

With the passage of the CARES Act on March 27, 2020, the SBA was making six months of principal and interest payments on all fully disbursed SBA 7(a) and SBA Express loans in regular servicing status that closed by September 25, 2020.   In addition, with regulatory guidance to work with borrowers during this unprecedented situation, the Company has also mobilized to provide a payment deferral program when needed by customers that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company was deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days.  In accordance with interagency guidance issued in March 2020, these short-term deferrals were not considered troubled debt restructurings.  After 60 or 90 days, borrowers may apply for an additional deferral.  In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as a troubled debt restructuring, nor are loans granted payment deferrals related to COVID-19 placed on non-accrual (provided the loans were not past due or on non-accrual status prior to the deferral). At March 31, 2021 and December 30, 2020, the Company estimated that as a percentage of total loans and leases at amortized cost, excluding PPP loans, 44% and 20%, respectively, of its loans were receiving the six months of payments from the SBA and that 2% and 11%, respectively, of its loans had a payment deferral in place.  The decrease in loans on payment deferral during the first quarter was largely a product of the Economic Aid Act introduced late in 2020, as discussed below.   The Company estimated that 20.5% of its loans and leases at amortized cost, excluding PPP loans, were receiving payments from the SBA and that 0.6%, had a payment deferral in place as of May 4, 2021.  On October 2, 2020, the SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers.  As of May 4, 2021, the Company has received $905.6 million in PPP loan forgiveness from 7,000, or 63% of total PPP loans originated by count.

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

Credit

While most industries have and will continue to experience adverse impacts as a result of COVID-19, the Company has $451.9 million in total unguaranteed exposure in six verticals considered by management to be “at-risk” of significant impact: hotels, wine and craft beverage, educational services, entertainment centers, fitness centers, and quick service restaurants, each comprising $130.9 million or 4.8%, $112.2 million or 4.1%, $98.8 million or 3.6%, $54.6 million or 2.0%, $32.3 million or 1.2%, and $23.1 million or 0.8% of total unguaranteed loans and leases (all at amortized cost, inclusive of loans carried at fair value) as of March 31, 2021, respectively.

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

Results of Operations

Performance Summary

Three months ended March 31, 2021 compared with three months ended March 31, 2020

For the three months ended March 31, 2021, the Company reported net income of $39.4 million, or $0.88 per diluted share, compared to net loss of $7.6 million, or $0.19 per diluted share, for the first quarter of 2020.  This increase in net income is largely due to the following items:

•

Increase in net interest income of $29.8 million, or 74.2%, predominately driven by significant growth in total loan and lease portfolios which was accentuated by the origination of $2.27 billion in PPP loans since the second quarter of 2020;

•	A decrease in the provision for loan and lease credit losses of $12.7 million, or 107.4%, resulting in a recovery for the quarter;

•	A net gain on the loan servicing asset revaluation of $1.5 million, increasing by $6.2 million, or 131.8%, compared to a net loss of $4.7 million for the first quarter of 2020; and

•	A net gain on loans accounted for under the fair value option of $4.2 million, increasing by $14.9 million, or 139.7%, compared to a net loss of $10.6 million for the first quarter of 2020.

Other key factors partially offsetting the increase net income for the first quarter of 2021 were:

•	An increase in salaries and employee benefits of $3.3 million, or 11.8%;

•	$3.1 million in impairment charges related to a $3.9 million renewable energy tax credit investment; and

•	Increased income tax expense of $12.0 million, or 153.8% primarily due to the above discussed increase in net income.

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

Three months ended March 31, 2021 compared with three months ended March 31, 2020

For the three months ended March 31, 2021, net interest income increased $29.8 million, or 74.2%, to $70.0 million compared to $40.2 million for the three months ended March 31, 2020. The increase was principally due to the significant growth in the held for investment loan and lease portfolios reflecting the Company's ongoing initiative to grow recurring revenue sources.  This increase over the prior year was further enhanced by the aforementioned origination of $2.27 billion in PPP loans since the second quarter of 2020 with $20.7 million in interest income coming from amortization of net deferred fees combined with a 1% annualized interest rate.  Accordingly, average interest earning assets increased by $2.91 billion, or 64.2%, to $7.44 billion for the three months ended March 31, 2021, compared to $4.53 billion for the three months ended March 31, 2020, while the yield on average interest earning assets decreased 81 basis points to 4.81%. The cost of funds on interest bearing liabilities for the three months ended March 31, 2021 decreased 112 basis points to 1.02%, and the average balance of interest bearing liabilities increased by $2.92 billion, or 66.8%, over the same period in 2020. The increase in average interest bearing liabilities was largely driven by funding for significant loan originations and growth from the prior year. As indicated in the rate/volume table below, increased interest earning asset volume more than offset lower yields, outpacing the higher volume and greater levels of cost declines of interest bearing liabilities, resulting in increases to interest income of $24.8 million and decreases to interest expense of $5.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  For the three months ended March 31, 2020 compared to the three months ended March 31, 2021, net interest margin increased from 3.55% to 3.81%, respectively, due primarily to recognition of PPP related income, which is being accelerated with forgiveness efforts, in combination with significant loan portfolio growth, the maturity of longer term deposits which are repricing at lower rates and repricing of savings portfolio at lower rates.

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

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$331,260	$297	0.36%	$157,136	$532	1.36%
Federal funds sold	28,202	6	0.09	72,750	218	1.20
Investment securities	736,158	2,929	1.61	536,206	3,762	2.81
Loans held for sale	1,158,844	15,077	5.28	1,016,542	15,865	6.26
Loans and leases held for investment(1)	5,186,963	69,916	5.47	2,750,268	43,096	6.29
Total interest earning assets	7,441,427	88,225	4.81	4,532,902	63,473	5.62
Less: Allowance for credit losses on loans and leases	(52,317)			(27,003)
Non-interest earning assets	593,573			507,441
Total assets	$7,982,683			$5,013,340
Interest bearing liabilities:
Interest bearing checking	$250,005	$356	0.58%	$—	$—	—%
Savings	2,356,598	3,512	0.60	1,123,882	4,844	1.73
Money market accounts	105,753	83	0.32	77,622	100	0.52
Certificates of deposit	3,151,575	12,993	1.67	3,162,660	18,311	2.32
Total deposits	5,863,931	16,944	1.17	4,364,164	23,255	2.14
Borrowings	1,429,177	1,331	0.38	7,156	57	3.19
Total interest bearing liabilities	7,293,108	18,275	1.02	4,371,320	23,312	2.14
Non-interest bearing deposits	63,917			48,925
Non-interest bearing liabilities	39,155			53,494
Shareholders' equity	586,503			539,601
Total liabilities and shareholders' equity	$7,982,683			$5,013,340
Net interest income and interest rate spread		$69,950	3.79%		$40,161	3.48%
Net interest margin			3.81%			3.55%
Ratio of average interest-earning assets to average interest-bearing liabilities			102.03%			103.70%
(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended March 31,
	2021 vs. 2020
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$(608)	$373	$(235)
Federal funds sold	(141)	(71)	(212)
Investment securities	(1,932)	1,099	(833)
Loans held for sale	(2,824)	2,036	(788)
Loans and leases held for investment	(8,694)	35,514	26,820
Total interest income	(14,199)	38,951	24,752
Interest expense:
Interest bearing checking	—	356	356
Savings	(4,907)	3,575	(1,332)
Money market accounts	(46)	29	(17)
Certificates of deposit	(5,263)	(55)	(5,318)
Borrowings	(5,052)	6,326	1,274
Total interest expense	(15,268)	10,231	(5,037)
Net interest income	$1,069	$28,720	$29,789

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

For the first quarter of 2021, there was a recovery of loan and lease credit losses of $873 thousand compared to a provision of $11.8 million for the same period in 2020, a decrease in provision of $12.7 million.  The negative provision for the first quarter of 2021 was primarily the result of improved forecasts related to employment and default expectations as the economic outlook has improved significantly over that experienced in 2020, combined with the effects of a $1.7 million recovery from a previously charged-off hotel loan discussed below.

Loans and leases held for investment at historical cost were $4.67 billion as of March 31, 2021, increasing by $2.68 billion, or 134.9%, compared to March 31, 2020.  This growth was largely fueled by $2.27 billion in PPP loan originations since the second quarter of 2020.  Excluding PPP loan originations and net unearned fees on those loans, the balance in loans and leases held for investment at historical cost was $3.22 billion at March 31, 2021, an increase of $1.23 billion, or 62.2%, over March 31, 2020.  This growth, outside of PPP activity in the third quarter of 2020, was fueled by robust origination.

Net recoveries for loans and leases carried at historical cost were $984 thousand, or 0.09% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended March 31, 2021, compared to net charge-offs of $2.8 million, or 0.58%, for the three months ended March 31, 2020.  The decrease in charge-offs was primarily driven by a $1.7 million recovery of a previously charged-off hotel loan which paid off during the first quarter of 2021.  Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $5.8 million and $8.2 million accounted for under the fair value option at March 31, 2021 and 2020, respectively, totaled $24.7 million, which was 0.53% of the held for investment loan and lease portfolio carried at historical cost at March 31, 2021, compared to $9.6 million, or 0.48% of loans and leases held for investment at March 31, 2020.  Nonperforming loans and leases carried at historical cost which are not guaranteed by the SBA or USDA were 0.77% of the historical cost portion of the held for investment loan and lease portfolio, excluding PPP loans, at March 31, 2021.

Noninterest Income

Noninterest income is principally comprised of net gains from the sale of SBA and USDA-guaranteed loans along with loan servicing revenue and related revaluation of the servicing asset. Revenue from the sale of loans depends upon the volume, maturity structure and rates of underlying loans as well as the pricing and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Net gain (loss) on loans accounted for under the fair value option is also significantly impacted by changes in market rates, prepayment speeds and inherent credit risk.  Other less common elements of noninterest income include less routine gains and losses on investments.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2021/2020 Increase (Decrease)
	2021	2020	Amount	Percent
Noninterest income
Loan servicing revenue	$6,434	$6,422	$12	0.19%
Loan servicing asset revaluation	1,493	(4,692)	6,185	131.82
Net gains on sales of loans	11,929	11,112	817	7.35
Net gain (loss) on loans accounted for under the fair value option	4,218	(10,638)	14,856	139.65
Equity method investments income (loss)	(1,157)	(2,478)	1,321	53.31
Equity security investments gains (losses), net	105	(64)	169	264.06
Loss on sale of investment securities available-for-sale, net	—	(79)	79	100.00
Lease income	2,599	2,624	(25)	(0.95)
Management fee income	1,934	1,644	290	17.64
Other noninterest income	3,502	1,891	1,611	85.19
Total noninterest income	$31,057	$5,742	$25,315	440.87%

For the three months ended March 31, 2021, noninterest income increased by $25.3 million, or 440.9%, compared to the three months ended March 31, 2020.  The increase from the prior year is primarily the result of the aforementioned increase in net gains on loan servicing asset revaluation of $6.2 million combined with a net gain on loans accounted for under the fair value option of $14.9 million, both a product of improved market conditions compared to the impacts of COVID-19 in 2020.

The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three Months Ended March 31,		For years ended December 31,
	2021	2020	2020	2019	2018	2017
Amount of loans and leases originated	$1,180,219	$500,634	$4,450,198	$2,001,886	$1,765,680	$1,934,238
Guaranteed portions of loans sold	136,747	162,297	542,596	340,374	945,178	787,926
Outstanding balance of guaranteed loans sold (1)	2,843,963	2,761,015	2,819,625	2,746,840	3,045,460	2,680,641

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.

Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended March 31, 2021, there was a net positive loan servicing revaluation adjustment of $1.5 million compared to a net negative adjustment of $4.7 million for the three months ended March 31, 2020.  The net positive revaluation amount for the first quarter compared to the corresponding period of 2020 was primarily a result of improving market conditions and pricing for government guaranteed loans.

Net Gains on Sale of Loans: For the three months ended March 31, 2021, net gains on sales of loans increased $817 thousand, or 7.4%, compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, the volume of guaranteed loans sold decreased $25.6 million, or 18.7%, to $136.7 million from $162.3 million for the three months ended March 31, 2020.  The average net gain on guaranteed loan sales increased from $63.7 thousand to $83.9 thousand, per million sold, in the first quarters of 2020 and 2021, respectively.  With lower loan sale volume and higher premium levels in the secondary market in the first quarter of 2021 compared to the first quarter of 2020, the average net gain on guaranteed loan sales increased, largely as a result of the level of market improvement in premium levels. The magnitude of the increase in net gains on sale of loans was muted somewhat due the Company’s choice to not elect fair value for all retained participating interests arising from new government guaranteed loan sales beginning in the first quarter of 2021. Not electing fair value generally results in a larger discount, which will reduce the amount of gain recognized at the date of sale. This larger discount is subsequently accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with accounting standards, any loans for which fair value was previously elected will continue to be measured as such.

Net Gain (Loss) on Loans Accounted for Under the Fair Value Option:  For the three months ended March 31, 2021, the net gain on loans accounted for under the fair value option increased $14.9 million, or 139.78%, compared to the three months ended March 31, 2020.  The carrying amount of loans accounted for under the fair value option at March 31, 2021 and 2020 was $826.7 million ($35.9 million classified as held for sale and $790.8 million classified as held for investment) and $850.6 million ($19.2 million classified as held for sale and $831.4 million classified as held for investment), respectively, a decrease of $23.8 million, or 2.8%.  The first quarter of 2020 net gain on loans accounted for under the fair value option was largely due to improving market conditions compared to COVID-19 pandemic economic impacts in the prior year.

Noninterest Expense

Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2021/2020 Increase (Decrease)
	2021	2020	Amount	Percent
Noninterest expense
Salaries and employee benefits	$31,366	$28,063	$3,303	11.77%
Non-staff expenses:
Travel expense	659	1,781	(1,122)	(63.00)
Professional services expense	3,831	1,937	1,894	97.78
Advertising and marketing expense	652	1,361	(709)	(52.09)
Occupancy expense	2,112	2,421	(309)	(12.76)
Data processing expense	3,894	3,157	737	23.34
Equipment expense	4,354	4,635	(281)	(6.06)
Other loan origination and maintenance expense	3,327	2,456	871	35.46
Renewable energy tax credit investment impairment	3,127	—	3,127	100.00
FDIC insurance	1,765	1,510	255	16.89
Other expense	3,185	2,170	1,015	46.77
Total non-staff expenses	26,906	21,428	5,478	25.56
Total noninterest expense	$58,272	$49,491	$8,781	17.74%

Total noninterest expense for the three months ended March 31, 2021 increased $8.8 million, or 17.7%, compared to the same period in 2020. The increase in noninterest expense for the comparable three month period was largely driven by salaries and employee benefits and renewable energy tax credit investment impairment.  Changes in various components of noninterest expense are discussed below.

Salaries and employee benefits: Total personnel expense for the three months ended March 31, 2021 increased by $3.3 million, or 11.8%, compared to the same period in 2020.  The quarter over quarter increase is principally due to the vesting of approximately 398 thousand restricted stock unit awards with market price conditions in the first quarter of 2021 that impacted both compensation expense and payroll tax expense by a combined $2.6 million. The first quarter of 2021 also included a severance payment of $750 thousand. In addition, the salary base grew from prior periods as the Company continued to expand its employee base consistent with strategic and growth initiatives. Total full-time equivalent employees increased from 622 at March 31, 2020 to 651 at March 31, 2021.  Salaries and employee benefits expense included $5.0 million and $2.9 million of stock-based compensation for the three months ended March 31, 2021 and 2020, respectively.  Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.

Professional services expense:  Total professional services expense increased $1.9 million, or 97.8%, compared to the same period in 2020.  This increase was primarily driven by an increase in legal fees related to the previously disclosed letter the Company received in December 2020 and the resulting putative class action filed against the Company and other parties in March 2021 as described in Note 10. Commitments and Contingencies.

Renewable tax credit investment impairment:  The Company recognized $3.1 million in impairment charges related to a $3.9 million renewable energy tax credit investment that was fully funded during the quarter. Investments of this type generate a return primarily through the realization of income tax credits and other benefits; accordingly, impairment of the investment amount is recognized in conjunction with the realization of related tax benefits. This investment generated a federal investment tax credit of $3.4 million which is included in the Company’s estimated annual effective tax rate.

Results of Segment Operations

Three months ended March 31, 2021 compared with three months ended March 31, 2020

The Company’s operations are managed along two primary operating segments Banking and Fintech.  A description of each business and the methodologies used to measure financial performance is described in Note 12. Segments in the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.  Net income (loss) by operating segment is presented below:

	Three Months Ended March 31,
	2021	2020
Banking	$41,056	$(8,152)
Fintech	(907)	(2,126)
Other	(722)	2,676
Consolidated net income (loss)	$39,427	$(7,602)

Banking

Net income increased $49.2 million, compared to the first quarter of 2020.  The increase was primarily the result of increased net interest income and a negative provision for loan and lease credit losses.

Net interest income increased $29.7 million, or 74.0%, compared to the first quarter of 2020.  See the analysis of net interest income included in the above section captioned “Net Interest Income and Margin” as it is predominantly related to the Banking segment.

See the analysis of provision for loan and lease credit losses included in the above section captioned “Provision for Loan and Lease Credit Losses” as it is entirely related to the Banking segment.

Noninterest income increased $24.6 million, compared to the first quarter of 2020.  This increase was largely comprised of a net positive increase in the loan servicing asset revaluation of $6.2 million, or 131.8% combined with an increase in the net gain on loans accounted for under the fair value option of $14.9 million, or 139.7%.  See the analysis of these categories of noninterest income included in the above section captioned “Noninterest Income” for additional discussion.

Noninterest expense increased $8.9 million, or 19.1% compared to the first quarter of 2020.  See the analysis of these categories of noninterest expense included in the above section captioned “Noninterest Expense” for additional discussion.

Income tax expense increased $8.8 million, or 211.5%, compared to the first quarter of 2020. See the below section captioned “Income Tax Expense.”

Fintech

Net loss decreased by $1.2 million, or 57.3%, compared to the first quarter of 2020.  The decrease was primarily the result of increased non-interest income.

Noninterest income increased $876 thousand compared to the first quarter of 2020, or 99.5%.  This increase was largely due to with an increase of $899 thousand in the Company’s pro rata portion of increased profitability in its Canapi Ventures Fund investments.

Noninterest expense decreased $470 thousand, or 31.5% compared to the first quarter of 2020.  This decrease was largely due to a reduction in expenses incurred by Canapi Advisors compared to the first quarter of 2020.

Income tax benefit decreased $249 thousand, or 102.0%, compared to the first quarter of 2020, consistent with the segment’s decrease in net loss before taxes.

Income Tax Expense

For the three months ended March 31, 2021, income tax expense increased by $12.0 million compared to the same period in 2020, and the Company’s effective tax rates were 9.6% and 50.6%, respectively.  The effective rate for the first quarter of 2021 is principally due to earlier discussed items related to renewable energy tax credit investments and an income tax benefit of $4.3 million arising from the vesting of approximately 398 thousand restricted stock unit awards with market price conditions, as the fair value of these awards exceeded the total compensation cost recognized by the Company for book purposes.   The negative effective rate during the first quarter of 2020 was partially a result of a discrete, estimated income tax benefit of $3.7 million related to the enactment of the CARES Act on March 27, 2020.  The CARES Act allows taxpayers to carryback certain net operating losses to each of the five taxable years preceding the taxable year of such losses.  As a result, the Company was allowed to carryback its 2018 net operating loss which had been utilized and measured under the prior law using a 21% corporate income tax rate to pre-2018 taxable years during which the corporate income tax rate was 35%.  The remaining income tax benefit in the first quarter of 2020 was predominantly driven by the Company’s overall net pretax loss. The increase from an income tax benefit in the first quarter of 2020 to income tax expense for the first quarter of 2021 is primarily due to a significant increase in income before taxes.
Discussion and Analysis of Financial Condition

March 31, 2021 vs. December 31, 2020

Total assets at March 31, 2021 were $8.42 billion, an increase of $545.6 million, or 6.82%, compared to total assets of $7.87 billion at December 31, 2020. The growth in total assets was principally driven by the following:

•

Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, was $635.5 million at March 31, 2021, an increase of $317.2 million, or 99.7%, compared to $318.3 million at December 31, 2020.  This increase reflects liquidity planning through increased levels of deposits for funding current and future originations; and

•

Growth in total loans and leases held for investment and held for sale of $213.1 million resulting from strong origination activity in the first quarter of 2021.  Total first quarter originations were $1.18 billion, comprised of $672.4 million in loans and leases exclusive of PPP and an additional $507.8 million in PPP loans.

Total investment securities increased $25.1 million during the first three months of 2021, from $750.1 million at December 31, 2020, to $775.2 million at March 31, 2021, an increase of 3.3%.  The Company increased its investment securities position during the first three months of 2021 largely as a part of its annual investment asset-liability planning.  At March 31, 2021, the investment portfolio was comprised of U.S. government agency, U.S. government-sponsored entity mortgage-backed securities and municipal bonds.

Loans and leases held for sale decreased $98.7 million, or 8.4%, during the first three months of 2020, from $1.18 billion at December 31, 2020, to $1.08 billion at March 31, 2021. The decrease was primarily the result of strong loan sales in the first quarter of 2021.

Loans and leases held for investment increased $311.8 million, or 6.1%, during the first three months of 2021, from $5.14 billion at December 31, 2020, to $5.46 billion at March 31, 2021. The increase was primarily the result of the above mentioned loan originations in 2021.  All PPP loans are classified as held for investment.

Total deposits were $6.32 billion at March 31, 2021, an increase of $603.2 million, or 10.6%, from $5.71 billion at December 31, 2020. The increase in deposits was largely driven by PPP and other significant loan origination efforts during the first quarter of 2020.

Borrowings decreased to $1.47 billion at March 31, 2021 from $1.54 billion at December 31, 2020.  This decrease was related principally to net curtailments of borrowings through the PPPLF in the first quarter of 2021 as PPP loan forgiveness outpaced new PPPLF advances. These PPPLF borrowings are used to help fund PPP loans.

Shareholders’ equity at March 31, 2021 was $590.4 million as compared to $567.9 million at December 31, 2020. The book value per share was $13.74 at March 31, 2021 compared to $13.38 at December 31, 2020. Average equity to average assets was 7.4% for the three months ended March 31, 2021 compared to 8.1% for the year ended December 31, 2020. The increase in shareholders’ equity for the first three months of 2021 was principally the result of net income of $39.4 million and stock-based compensation expense of $5.0 million, partially offset by other comprehensive income of $12.4 million and $11.3 million in cash paid in lieu of stock for employee tax obligations in settlement of vested stock grants, principally related to the approximately 398 thousand awards with market price conditions vesting the first quarter discussed earlier.

During the first three months of 2021, 415,504 shares of Class B common stock (non-voting) were converted to Class A common stock (voting) under a private sale. The conversion decreased the value of Class B common stock (non-voting) and increased the value of Class A common stock (voting) by $4.4 million.

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

Nonperforming assets and TDRs, excluding loans measured at fair value, at March 31, 2021 were $97.2 million, which represented a $14.7 million, or 17.9%, increase from December 31, 2020. These nonperforming assets, at March 31, 2021 were comprised of $57.4 million in nonaccrual loans and leases and $4.2 million in foreclosed assets. Of the $97.2 million of nonperforming assets and TDRs, $51.8 million carried an SBA guarantee, leaving an unguaranteed exposure of $45.4 million in total nonperforming assets and TDRs at March 31, 2021. This represents an increase of $6.1 million, or 15.4%, from an unguaranteed exposure of $39.3 million at December 31, 2020.

The following table provides information with respect to nonperforming assets and troubled debt restructurings, excluding loans measured at fair value, at the dates indicated.

	March 31, 2021 (1)	December 31, 2020 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual) (2)	$57,371	$46,110
Total accruing loans and leases past due 90 days or more	—	—
Foreclosed assets	4,185	4,155
Total troubled debt restructurings (3)	48,514	39,803
Less nonaccrual troubled debt restructurings	(12,853)	(7,592)
Total performing troubled debt restructurings (3)	35,661	32,211
Total nonperforming assets and troubled debt restructurings (2)(3)	$97,217	$82,476
Allowance for credit losses on loans and leases	$52,417	$52,306
Total nonperforming loans and leases to total loans and leases held for investment (2)	1.23%	1.06%
Total nonperforming loans and leases to total assets (2)	0.76%	0.66%
Total nonperforming assets and troubled debt restructurings to total assets (2) (3)	1.28%	1.17%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.12%	1.21%
Allowance for credit losses on loans and leases to total nonperforming loans and leases (2)	91.36%	113.44%

(1)	Excludes loans measured at fair value.
(2)	The period ended December 31, 2020 excludes one $6.1 million hotel loan classified as held for sale.
(3)	The period ended March 31, 2021 and December 31, 2020 excludes one $5.1 million hotel loan classified as held for sale.
	March 31, 2021 (1)	December 31, 2020 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S government (all on nonaccrual)	$32,633	$26,032
Total accruing loans and leases past due 90 days or more guaranteed by the U.S government	—	—
Foreclosed assets guaranteed by the U.S. government	3,244	3,220
Total troubled debt restructurings guaranteed by the U.S. government	23,110	18,160
Less nonaccrual troubled debt restructurings guaranteed by the U.S. government	(7,162)	(4,271)
Total performing troubled debt restructurings guaranteed by U.S. government	15,948	13,889
Total nonperforming assets and troubled debt restructurings guaranteed by the U.S. government	$51,825	$43,141
Allowance for credit losses on loans and leases	$52,417	$52,306
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.53%	0.46%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.33%	0.29%
Total nonperforming assets and troubled debt restructurings not guaranteed by the U.S. government to total assets	0.60%	0.56%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S government	211.89%	260.51%

(1)	Excludes loans measured at fair value.

Total nonperforming assets and TDRs, including loans measured at fair value, at March 31, 2021 were $173.3 million, which represented a $20.1 million, or 13.1%, increase from December 31, 2020. These nonperforming assets, at March 31, 2021 were comprised of $101.3 million in nonaccrual loans and leases and $4.2 million in foreclosed assets. Of the $173.3 million of nonperforming assets and TDRs, $111.0 million carried an SBA guarantee, leaving an unguaranteed exposure of $62.3 million in total nonperforming assets and TDRs at March 31, 2021. This represents an increase of $6.7 million, or 12.2%, from an unguaranteed exposure of $55.5 million at December 31, 2020.

See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.

As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 10.3% at March 31, 2021, compared to 8.8% at December 31, 2020. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at March 31, 2021 and December 31, 2020 were 4.4% and 3.8%, respectively.

As of March 31, 2021, and December 31, 2020, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $341.2 million and $311.4 million, respectively.  The following is a discussion of these loans and leases.  Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases.  For a complete description of the risk grading system, see Note 5. Loans and Leases Held for Investment and Credit Quality in the Company’s 2020 Form 10-K. At March 31, 2021, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $188.7 million resulting in unguaranteed exposure risk of $152.5 million, or 7.9% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2020 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $168.9 million resulting in unguaranteed exposure risk of $142.5 million, or 8.2% of total held for investment unguaranteed exposure carried at historical cost. As of March 31, 2021, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Educational Services at 17.3%, Wine and Craft Beverage at 16.3%, Entertainment Centers at 13.6%, Hotels at 10.2%, Healthcare at 9.5%, Self Storage at 7.8%, Fitness Centers at 6.9%, and Veterinary at 4.3%.  As of December 31, 2020, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Educational Services at 15.3%, Wine and Craft Beverage at 14.3%, Hotels at 13.6%, Entertainment Centers at 12.5%, Healthcare at 10.3%, Fitness Centers at 7.2%, Self Storage at 6.4% and Veterinary at 4.5%.  Other than Hotels which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division.  During the first quarter of 2021 the amount of potential problem loans in the Hotel vertical decreased by $7.3 million principally as a result of one large hotel loan payoff.  The majority of the $29.8 million first quarter increase in potential problem and classified loans and leases was comprised of borrowers largely concentrated in the Company’s more mature verticals.  Furthermore, the Company believes that its underwriting and credit quality standards have continued to tighten with emphasis on new production in pandemic resilient verticals and increased monitoring of existing loans in pandemic susceptible verticals as the impacts and uncertainties COVID-19 continue to evolve.   With this emphasis, systemic issues  continued to appear within the Hotel, Wine and Craft Beverage, Fitness Centers, Educational Services, Entertainment Center and Quick Service Restaurants verticals due to stress related to the COVID-19 pandemic and have contributed to the increase in criticized and classified loans and leases.

Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less, unless the borrower was not past due at the time of a modification as a part of a COVID-19 assistance program. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. In all cases, credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term.  At March 31, 2021, the Company had $62.3 million in modified unguaranteed loans and leases for borrowers impacted by the COVID-19 pandemic. These modifications were primarily short-term payment deferrals generally no more than six-months in duration and accordingly are not considered troubled debt restructurings.  As of May 4, 2021, the Company’s modified unguaranteed loans and leases for borrowers impacted by the COVID-19 pandemic was approximately $13.9 million, a decrease from March 31, 2021 due to borrowers beginning to emerge from deferral needs.

Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted.  Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. At March 31, 2021, and December 31, 2020, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $254.7 million and $237.5 million, respectively. The increase in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during the first quarter of 2021 was principally confined to three verticals: Educational Services ($11.3 million or 65.9%), Wine and Craft Beverage ($11.0 million or 64.0%) and Entertainment Centers ($7.6 million or 43.9%).  Partially offsetting the above increases were declines in Risk Grade 5 loans principally concentrated in three verticals: Hotels ($6.9 million or 40.1%), Senior Care ($5.0 million or 29.1%) and Self Storage ($2.2 million or 12.7%).  Other than Hotels, which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division.  Lower levels of Risk Grade 5 loans in the Hotels are discussed above while the lower levels of loans in Senior Care and Self Storage were principally due to principally due to two previous Risk Grade 5 relationships continuing to experience stress and being downgraded to Risk Grade 6 during the first quarter.

At March 31, 2021, approximately 100.0% of loans and leases classified as Risk Grade 5 are performing with only one relationship having payments past due more than 30 days.  While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio. In conjunction with this, management believes that volumes of delinquencies may not be an accurate depiction of the borrower’s repayment abilities under the current pandemic induced circumstances due to payments being made by the SBA on behalf of borrower with loans under its programs.   As government payment assistance began to expire toward the end of 2020, borrowers with continuing difficulties arising from the pandemic were provided additional relief through payment deferrals.  Management monitors these borrowers closely and has observed financial conditions continuing to improve.  Management has also noted that most loans with expired government assistance have been able to resume making regular payments in early 2021.

Allowance for Credit Losses on Loans and Leases

See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2020 Form 10-K for a description of the methodologies used to estimate the allowance for credit losses.

The ACL of $52.3 million at December 31, 2020 increased by $111 thousand, or 0.2%, to $52.4 million at March 31, 2021. The ACL, as a percentage of loans and leases held for investment at historical cost amounted to 1.1% at March 31, 2021 and 1.2% at December 31, 2020. Excluding PPP loans and related reserves, the ACL, as a percentage of loans and leases held for investment at historical cost amounted to 1.6% and 1.8% at March 31, 2021 and December 31, 2020, respectively.  The slight increase in the ACL during the first quarter was primarily due to impact of growth in loan and lease originations being largely mitigated by the effects of improved forecasts related to employment and default expectations as the economic outlook has continued to improve, combined with the effects of a $1.7 million recovery from a previously charged-off hotel loan, as addressed more fully in the Provision for Loan and Lease Credit Losses section of Results of Operations.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have decreased by $12.1 million since December 31, 2020.   Total loans and leases 90 or more days past due increased $2.5 million, or 4.0%, compared to December 31, 2020.  The increase was comprised of a $3.9 million decrease in unguaranteed offset by a $6.4 million increase in the guaranteed portions of past due loans compared to December 31, 2020.  At March 31, 2021 and December 31, 2020, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 0.9% and 1.1%, respectively.  Total unguaranteed loans and leases past due were comprised of $18.9 million carried at historical cost, an decrease of $4.2 million, and $5.8 million measured at fair value, a decrease of $462 thousand as of March 31, 2021 compared to December 31, 2020.  Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $52.4 million at March 31, 2021 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid, including but not limited to factors related to the above mentioned SBA delinquency effect and pandemic-susceptible verticals. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Notes to the Unaudited Condensed Consolidated Financial Statements in this report.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At March 31, 2021, the total amount of these four items was $3.38 billion, or 40.1% of total assets, an increase of $322.5 million from $3.06 billion, or 38.8% of total assets, at December 31, 2020.

Loans and other assets are funded by loan sales, wholesale deposits, core deposits and PPPLF borrowings. To date, an increasing retail deposit base and an increased long term wholesale deposit base along with PPPLF borrowings have been adequate to meet loan obligations, while maintaining the desired level of immediate liquidity. Additionally, the investment securities portfolio is available for both immediate and secondary liquidity purposes.

At March 31, 2021, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $775.2 million available as lendable collateral.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of March 31, 2021. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual Obligations
Deposits without stated maturity	$3,178,069	$3,178,069	$—	$—	$—
Time deposits	3,137,935	2,011,064	569,062	301,987	255,822
Borrowings	1,465,961	9,303	1,430,319	20,846	5,493
Operating lease obligations	3,295	744	1,102	257	1,192
Total	$7,785,260	$5,199,180	$2,000,483	$323,090	$262,507

As of March 31, 2021, and December 31, 2020, the Company had unfunded commitments to provide capital contributions for on-balance sheet investments in the amount of $12.4 million and $15.8 million, respectively.

Asset/Liability Management and Interest Rate Sensitivity

One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps. As of March 31, 2021, the balance sheet’s total cumulative gap position was asset-sensitive at 2.7%.

The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, nor growth. Therefore, management uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios to measure interest rate risk more accurately.  As of March 31, 2021, the Company’s interest rate risk profile under the earnings simulation model method remains asset-sensitive. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk by match funding assets and liabilities with similar rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes, rates on cash accounts that adjusts as the federal funds rate changes and the longer duration of indeterminate term deposits.

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

Capital amounts and ratios as of March 31, 2021 and December 31, 2020, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - March 31, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$554,527	12.16%	$205,237	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	607,362	13.32	364,866	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	554,527	12.16	273,649	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	554,527	8.50	260,985	4.00	N/A	N/A
Bank - March 31, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$503,391	11.39%	$198,865	4.50%	$287,250	6.50%
Total Capital (to Risk-Weighted Assets)	556,227	12.59	353,538	8.00	441,923	10.00
Tier 1 Capital (to Risk-Weighted Assets)	503,391	11.39	264,154	6.00	353,538	8.00
Tier 1 Capital (to Average Assets)	503,391	7.76	259,401	4.00	324,251	5.00
Consolidated - December 31, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$521,568	12.15%	$193,172	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	574,621	13.39	343,417	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	521,568	12.15	257,563	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	521,568	8.40	248,417	4.00	N/A	N/A
Bank - December 31, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$470,069	11.25%	$188,012	4.50%	$271,573	6.50%
Total Capital (to Risk-Weighted Assets)	522,305	12.50	334,243	8.00	417,804	10.00
Tier 1 Capital (to Risk-Weighted Assets)	470,069	11.25	250,683	6.00	334,243	8.00
Tier 1 Capital (to Average Assets)	470,069	7.60	247,288	4.00	309,110	5.00

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Accounting policies, as described in detail in the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.

•	Determination of the allowance for credit losses on loans and leases;
•	Valuation of loans accounted for under the fair value option;
•	Valuation of servicing assets;
•	Valuation of equity security investments where no readily available market price exists;
•	Consideration of significant influence for certain relationships where we have equity interests;
•	Income taxes;
•	Restricted stock unit awards with market price conditions;
•	Valuation of foreclosed assets; and
•	Business combination and goodwill.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2021, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2021, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months period ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of March 31, 2021, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.  In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on its business, operating results or financial condition.

On March 12, 2021, a purported class action was filed against the Company in the United States District Court for the Eastern District of North Carolina, Joseph McAlear, individually and on behalf of all others similarly situated v. Live Oak Bancshares, Inc. et al.  The complaint alleges the existence of an agreement between the Company, nCino, Inc. and Apiture, LLC in which those companies purportedly sought to restrain the mobility of employees in violation of antitrust laws by agreeing not to solicit or hire each other’s employees.  The complaint alleges violations of Section 1 of the federal Sherman Act (15 U.S.C. § 1) and violations of Sections 75-1 and 75-2 of the North Carolina General Statutes.  The plaintiff seeks monetary damages, including treble damages, entitlement to restitution, disgorgement, attorneys’ fees, and pre- and post-judgment interest.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.1.1	Amendment to Software Service Agreement dated March 8, 2021, between Live Oak Banking Company and nCino, Inc.*
10.1.2	Amendment to Software Service Agreement dated April 6, 2021, between Live Oak Banking Company and nCino, Inc.*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: May 5, 2021	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer