Form 10-Q
period 2021-06-30
Live Oak Bancshares, Inc.
filed 2021-08-04
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

As of August 3, 2021, there were 42,797,720 shares of the registrant’s voting common stock outstanding and 510,327 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2021 (unaudited) and December 31, 2020*

(Dollars in thousands)

	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$428,907	$297,167
Federal funds sold	9,917	21,153
Certificates of deposit with other banks	6,000	6,500
Investment securities available-for-sale	817,896	750,098
Loans held for sale (includes $29,048 and $36,111 measured at fair value, respectively)	1,064,911	1,175,470
Loans and leases held for investment (includes $743,226 and $815,374 measured at fair value, respectively)	5,441,423	5,144,930
Allowance for credit losses on loans and leases	(57,848)	(52,306)
Net loans and leases	5,383,575	5,092,624
Premises and equipment, net	249,069	259,267
Foreclosed assets	1,793	4,155
Servicing assets	36,966	33,918
Other assets	244,152	231,951
Total assets	$8,243,186	$7,872,303
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$89,768	$75,287
Interest-bearing	6,431,065	5,637,541
Total deposits	6,520,833	5,712,828
Borrowings	1,012,431	1,542,093
Other liabilities	52,575	49,532
Total liabilities	7,585,839	7,304,453
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 42,754,133 and 41,344,689 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	299,809	298,890
Class B common stock, no par value, 10,000,000 shares authorized, 510,327 and 1,107,757 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5,404	11,729
Retained earnings	339,011	235,724
Accumulated other comprehensive income	13,123	21,507
Total shareholders’ equity	657,347	567,850
Total liabilities and shareholders’ equity	$8,243,186	$7,872,303

*	Derived from audited consolidated financial statements.

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Income

For the three and six months ended June 30, 2021 and 2020 (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Loans and fees on loans	$84,780	$62,022	$169,773	$120,983
Investment securities, taxable	2,975	3,786	5,904	7,548
Other interest earning assets	244	1,009	547	1,759
Total interest income	87,999	66,817	176,224	130,290
Interest expense
Deposits	14,820	25,121	31,764	48,376
Borrowings	1,717	798	3,048	855
Total interest expense	16,537	25,919	34,812	49,231
Net interest income	71,462	40,898	141,412	81,059
Provision for loan and lease credit losses	7,846	9,958	6,973	21,750
Net interest income after provision for loan and lease credit losses	63,616	30,940	134,439	59,309
Noninterest income
Loan servicing revenue	6,218	6,691	12,652	13,113
Loan servicing asset revaluation	(3,181)	(1,571)	(1,688)	(6,263)
Net gains on sales of loans	16,234	10,695	28,163	21,807
Net gain (loss) on loans accounted for under the fair value option	1,135	(1,089)	5,353	(11,727)
Equity method investments income (loss)	(2,278)	(2,243)	(3,435)	(4,721)
Equity security investments gains (losses), net	44,253	161	44,358	97
Gain on sale of investment securities available-for-sale, net	—	734	—	655
Lease income	2,616	2,635	5,215	5,259
Management fee income	1,473	1,206	3,407	2,850
Other noninterest income	3,641	5,192	7,143	7,083
Total noninterest income	70,111	22,411	101,168	28,153
Noninterest expense
Salaries and employee benefits	32,900	30,782	64,266	58,845
Travel expense	1,549	364	2,208	2,145
Professional services expense	3,329	1,385	7,160	3,322
Advertising and marketing expense	875	624	1,527	1,985
Occupancy expense	2,224	1,955	4,336	4,376
Data processing expense	4,234	2,764	8,128	5,921
Equipment expense	4,385	4,652	8,739	9,287
Other loan origination and maintenance expense	3,307	2,492	6,634	4,948
Renewable energy tax credit investment impairment	—	—	3,127	—
FDIC insurance	1,704	1,721	3,469	3,231
Other expense	3,051	1,361	6,236	3,531
Total noninterest expense	57,558	48,100	115,830	97,591
Income (loss) before taxes	76,169	5,251	119,777	(10,129)
Income tax expense (benefit)	12,587	1,474	16,768	(6,304)
Net income (loss)	$63,582	$3,777	$103,009	$(3,825)
Basic earnings (loss) per share	$1.48	$0.09	$2.40	$(0.10)
Diluted earnings (loss) per share	$1.41	$0.09	$2.29	$(0.10)

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2021 and 2020 (unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$63,582	$3,777	$103,009	$(3,825)
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities arising during the period	5,257	10,673	(11,031)	18,522
Reclassification adjustment for gain on sale of securities available-for-sale included in net income (loss)	—	(734)	—	(655)
Other comprehensive income (loss) before tax	5,257	9,939	(11,031)	17,867
Income tax (expense) benefit	(1,262)	(2,385)	2,647	(4,288)
Other comprehensive income (loss), net of tax	3,995	7,554	(8,384)	13,579
Total comprehensive income	$67,577	$11,331	$94,625	$9,754

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2021 and 2020 (unaudited)

(Dollars in thousands)

	Three Months Ended
	Common stock				Accumulated other
	Shares			Retained	comprehensive	Total
	Class A	Class B	Amount	earnings	income	equity
Balance at March 31, 2021	42,259,091	692,253	$305,855	$275,377	$9,128	$590,360
Net income	—	—	—	63,582	—	63,582
Other comprehensive income	—	—	—	—	3,995	3,995
Issuance of restricted stock	124,607	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(5,713)	—	—	(5,713)
Stock option exercises	188,509	—	951	—	—	951
Stock option based compensation expense	—	—	353		—	353
Restricted stock expense	—	—	3,767	—	—	3,767
Non-voting common stock converted to voting common stock in private sale	181,926	(181,926)	—	—	—	—
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	1,349	—	1,349
Cash dividends ($0.03 per share)	—	—	—	(1,297)	—	(1,297)
Balance at June 30, 2021	42,754,133	510,327	$305,213	$339,011	$13,123	$657,347

Balance at March 31, 2020	37,664,670	2,715,531	$343,747	$172,276	$17,749	$533,772
Net income	—	—	—	3,777	—	3,777
Other comprehensive income	—	—	—	—	7,554	7,554
Issuance of restricted stock	21,965	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(61)	—	—	(61)
Stock option exercises	33,539	—	148	—	—	148
Stock option based compensation expense	—	—	406	—	—	406
Restricted stock expense	—	—	2,933	—	—	2,933
Issuance of common stock in connection with acquisition of wholly-owned subsidiary	89,927	—	1,122	—	—	1,122
Cash dividends ($0.03 per share)	—	—	—	(1,216)	—	(1,216)
Balance at June 30, 2020	37,810,101	2,715,531	$348,295	$174,837	$25,303	$548,435

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)

For the three and six months ended June 30, 2021 and 2020 (unaudited)

(Dollars in thousands)

	Six Months Ended
	Common stock				Accumulated other
	Shares			Retained	comprehensive	Total
	Class A	Class B	Amount	earnings	income (loss)	equity
Balance at December 31, 2020	41,344,689	1,107,757	$310,619	$235,724	$21,507	$567,850
Net income	—	—	—	103,009	—	103,009
Other comprehensive loss	—	—	—	—	(8,384)	(8,384)
Issuance of restricted stock	416,823	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(17,000)	—	—	(17,000)
Employee stock purchase program	5,686	—	296	—	—	296
Stock option exercises	389,505	—	2,164	—	—	2,164
Stock option based compensation expense	—	—	697	—	—	697
Restricted stock expense	—	—	8,437	—	—	8,437
Non-voting common stock converted to voting common stock in private sale	597,430	(597,430)	—	—	—	—
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	2,857	—	2,857
Cash dividends ($0.06 per share)	—	—	—	(2,579)	—	(2,579)
Balance at June 30, 2021	42,754,133	510,327	$305,213	$339,011	$13,123	$657,347

Balance at December 31, 2019	37,401,443	2,915,531	$340,397	$180,265	$11,724	$532,386
Net loss	—	—	—	(3,825)	—	(3,825)
Other comprehensive income	—	—	—	—	13,579	13,579
Issuance of restricted stock	29,389	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(109)	—	—	(109)
Employee stock purchase program	25,161	—	232	—	—	232
Stock option exercises	64,181	—	406	—	—	406
Stock option based compensation expense	—	—	772	—	—	772
Restricted stock expense	—	—	5,475	—	—	5,475
Issuance of common stock in connection with acquisition of wholly-owned subsidiary	89,927	—	1,122	—	—	1,122
Non-voting common stock converted to voting common stock in private sale	200,000	(200,000)	—	—	—	—
Cumulative effect of accounting change for Accounting Standards Update 2016-13	—	—	—	822	—	822
Cash dividends ($0.06 per share)	—	—	—	(2,425)	—	(2,425)
Balance at June 30, 2020	37,810,101	2,715,531	$348,295	$174,837	$25,303	$548,435

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2021 and 2020 (unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$103,009	$(3,825)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	10,566	11,194
Provision for loan and lease credit losses	6,973	21,750
Amortization of premium on securities, net of accretion	3,489	636
Deferred tax expense (benefit)	6,481	(11,164)
Originations of loans held for sale	(654,707)	(483,741)
Proceeds from sales of loans held for sale	456,873	391,706
Net gains on sale of loans held for sale	(28,163)	(21,807)
Net gain on sale of foreclosed assets	(100)	(10)
Net (gain) loss on loans accounted for under fair value option	(5,353)	11,727
Net (increase) decrease in servicing assets	(3,048)	1,531
Gain on sale of investment securities available-for-sale, net	—	(655)
Net gain on disposal of long-lived asset	(114)	—
Net (gain) loss on disposal of property and equipment	(48)	38
Impairment on premises and equipment, net	904	—
Equity method investments (income) loss	3,435	4,721
Equity security investments (gains) losses, net	(44,358)	(97)
Renewable energy tax credit investment impairment	3,127	—
Stock option based compensation expense	697	772
Restricted stock expense	8,437	5,475
Stock based compensation excess tax benefit (shortfall)	8,430	(93)
Changes in assets and liabilities:
Lease right-of-use assets and liabilities, net	(2)	1
Other assets	4,626	(15,123)
Other liabilities	(185)	16,886
Net cash used by operating activities	(119,031)	(70,078)
Cash flows from investing activities
Purchases of securities available-for-sale	(212,935)	(292,825)
Proceeds from sales, maturities, calls, and principal paydown of securities available-for-sale	130,617	70,962
Proceeds from SBA reimbursement/sale of foreclosed assets	3,141	2,026
Maturities of certificates of deposits with other banks	500	—
Business combination, net of cash acquired	—	(895)
Loan and lease originations and principal collections, net	38,141	(1,946,676)
Proceeds from sale of long-lived asset	8,988	—
Proceeds from sale of equity security investment	15,000	—
Proceeds from sale of premises and equipment	84	—
Purchases of premises and equipment, net	(1,232)	(1,196)
Net cash used by investing activities	(17,696)	(2,168,604)

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

For the six months ended June 30, 2021 and 2020 (unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities
Net increase in deposits	$808,005	$1,646,312
Proceeds from borrowings	594,791	1,781,966
Repayment of borrowings	(1,128,446)	(60,951)
Stock option exercises	2,164	406
Employee stock purchase program	296	232
Withholding cash issued in lieu of restricted stock	(17,000)	(109)
Shareholder dividend distributions	(2,579)	(2,425)
Net cash provided by financing activities	257,231	3,365,431
Net increase in cash and cash equivalents	120,504	1,126,749
Cash and cash equivalents, beginning	318,320	221,397
Cash and cash equivalents, ending	$438,824	$1,348,146

Supplemental disclosures of cash flow information
Interest paid	$35,687	$49,397
Income tax paid, net	9,043	460

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding (losses) gains on available-for-sale securities, net of taxes	$(8,384)	$13,579
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	9,837	11,178
Net transfers between foreclosed real estate and SBA receivable	150	30
Transfer of loans held for sale to loans and leases held for investment	434,322	98,002
Transfer of loans and leases held for investment to loans held for sale	156,698	22,948
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	2,857	—
Recording of secured borrowing	3,993	—
Equity security investment commitments	2,250	—
Business combination:
Assets acquired (excluding goodwill)	—	2,523
Liabilities assumed	—	2,074
Goodwill recorded	—	1,797

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

The Company’s wholly owned subsidiaries are the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi Advisors”).

The Bank’s wholly owned subsidiaries are Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), and Live Oak Private Wealth, LLC.  Live Oak Number One, Inc. holds properties foreclosed on by the Bank. LOCEF provides financing to entities for renewable energy applications. Live Oak Private Wealth, LLC and its wholly owned subsidiary, Jolley Asset Management, LLC (“JAM”), provide high-net-worth individuals and families with strategic wealth and investment management services.

GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors an on-site restaurant location. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology.  Canapi Advisors provides investment advisory services to a series of funds focused on providing venture capital to new and emerging financial technology companies.

The Company generates revenue primarily from net interest income and secondarily through the origination and sale of government guaranteed loans.  Income from the retention of loans is comprised of interest income.  The Company had historically elected to account for certain loans under the fair value option with interest reported in interest income and changes in fair value reported in the net gain (loss) on loans accounted for under the fair value option line item of the consolidated statements of income.  During the first quarter of 2021, the Company chose not to elect fair value for all retained participating interests arising from new government guaranteed loan sales.  Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets along with net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan and lease credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.  The Company also has less routinely generated gains and losses arising from its financial technology investments in its fintech segment.

General

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities Exchange Commission on February 25, 2021 (SEC File No. 001-37497) (the "2020 Form 10-K"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2020 Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2020 Form 10-K.

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”).  ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments are effective for and can be adopted by the Company as of March 12, 2020 through December 31, 2022. The Company does not believe this standard will have a material impact on its consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings (loss) per share:
Net income (loss)	$63,582	$3,777	$103,009	$(3,825)
Weighted-average basic shares outstanding	43,173,312	40,506,671	42,924,844	40,420,425
Basic earnings (loss) per share	$1.48	$0.09	$2.40	$(0.10)
Diluted earnings (loss) per share:
Net income (loss), for diluted earnings (loss) per share	$63,582	$3,777	$103,009	$(3,825)
Total weighted-average basic shares outstanding	43,173,312	40,506,671	42,924,844	40,420,425
Add effect of dilutive stock options and restricted stock grants	1,889,080	615,354	1,956,158	677,612
Total weighted-average diluted shares outstanding	45,062,392	41,122,025	44,881,002	41,098,037
Diluted earnings (loss) per share	$1.41	$0.09	$2.29	$(0.10)
Anti-dilutive shares	9,319	2,077,886	9,319	2,077,886

Note 4. Securities

Available-for-Sale

The carrying amount of securities and their approximate fair values are reflected in the following table:

June 30, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US government agencies	$10,443	$321	$—	$10,764
Mortgage-backed securities	786,428	21,789	5,225	802,992
Municipal bonds	3,257	387	4	3,640
Other debt securities	500	—	—	500
Total	$800,628	$22,497	$5,229	$817,896

December 31, 2020
US government agencies	$15,440	$479	$—	$15,919
Mortgage-backed securities	703,092	28,302	940	730,454
Municipal bonds	3,267	462	4	3,725
Total	$721,799	$29,243	$944	$750,098

During the three months ended June 30, 2021, one US government agency matured at $5.0 million and four mortgage-backed securities totaling $10.4 million were paid off. During the three months ended June 30, 2020, one US government agency matured at $2.5 million, eleven mortgage-backed securities totaling $9.6 million were sold resulting in a net gain of $114 thousand, and two municipal bonds totaling $5.2 million were sold resulting in a net gain of $620 thousand.

During the six months ended June 30, 2021, one US government agency matured at $5.0 million and six mortgage-backed securities totaling $16.9 million were paid off.  During the six months ended June 30, 2020, one US government agency matured at $2.5 million, thirteen mortgage-backed securities totaling $14.2 million were sold resulting in a net gain of $35 thousand, and two municipal bonds totaling $5.2 million were sold resulting in a net gain of $620 thousand.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Accrued interest receivable on available-for-sale securities totaled $1.7 million and $1.8 million at June 30, 2021 and December 31, 2020, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$356,213	$4,973	$16,685	$252	$372,898	$5,225
Municipal bonds	—	—	96	4	96	4
Total	$356,213	$4,973	$16,781	$256	$372,994	$5,229

	Less Than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$156,904	$917	$1,853	$23	$158,757	$940
Municipal bonds	—	—	96	4	96	4
Total	$156,904	$917	$1,949	$27	$158,853	$944

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

At June 30, 2021, there were four mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and ninety-seven mortgage-backed securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2020 were comprised of three mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and twenty-nine mortgage-backed securities in unrealized loss positions for less than 12 months.

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

All mortgage-backed securities in the Company’s portfolio at June 30, 2021 and December 31, 2020 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of investment securities by maturity:

	June 30, 2021
	Available-for-Sale
	Amortized cost	Fair value
US government agencies
One to five years	$7,511	$7,700
Five to ten years	2,932	3,064
Total	10,443	10,764
Mortgage-backed securities
Within one year	1,531	1,526
One to five years	12,452	13,269
Five to ten years	234,836	247,383
After 10 years	537,609	540,814
Total	786,428	802,992
Municipal bonds
After 10 years	3,257	3,640
Total	3,257	3,640
Other debt securities
One to five years	500	500
Total	500	500

Total	$800,628	$817,896

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

There were no securities pledged at June 30, 2021 or December 31, 2020.

Other

Other investments, largely comprised of non-marketable equity investments, are generally accounted for under the equity method or equity security accounting.  The below tables provide additional information related to investments accounted for under these two methods.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Equity Method Accounting

The carrying amount and ownership percentage of each equity investment over which the Company has significant influence at June 30, 2021 and December 31, 2020 is reflected in the following table:

	June 30, 2021		December 31, 2020
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$53,175	39.1%	$53,344	39.1%
Canapi Ventures SBIC Fund, LP (1) (3)	16,025	2.9%	14,843	3.1%
Canapi Ventures Fund, LP (2) (3)	1,832	1.5%	1,686	1.5%
Other fintech investments in private companies (4)	6,450	Various	1,634	Various
Other (5)	4,588	Various	6,421	Various
Total	$82,070		$77,928

(1)	Includes unfunded commitments of $8.9 million and $11.3 million as of June 30, 2021 and December 31, 2020, respectively.
(2)	Includes unfunded commitments of $1.0 million as of June 30, 2021 and December 31, 2020.
(3)	Investee is accounted for under equity method due to the Company's participation as an investment advisor.
(4)	Other fintech investments include Finxact, Inc., Payrailz, Inc. and Kwipped, Inc.
(5)	Includes unfunded commitments of $2.9 million at December 31, 2020.

Equity Security Accounting

The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings for the six months ended June 30, 2021, and on a cumulative basis is reflected in the following table:

	As of and for the six month period ended June 30, 2021
	Amount	Cumulative Adjustments
Carrying value (1)	$62,341
Carrying value adjustments:
Impairment	—	$—
Upward changes for observable prices (2)	30,197	48,469
Downward changes for observable prices	—	(86)
Net upward change	$30,197	$48,383

(1)	Includes $2.7 million in unfunded commitments.
(2)	Excludes $13.9 million in realized cash gains for the sale of an investment in the second quarter of 2021.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Loans and Leases Held for Investment and Credit Quality

The following tables present total loans and leases held for investment and an aging analysis for the Company’s portfolio segments. Loans and leases are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost[1]	Loans Accounted for Under the Fair Value Option[2]	Total Loans and Leases
June 30, 2021
Commercial & Industrial
Small Business Banking	$860,509	$10,579	$6,527	$17,106	$877,615	$285,236	$1,162,851
Specialty Lending	588,792	—	—	—	588,792	69,892	658,684
Paycheck Protection Program	951,438	—	—	—	951,438	—	951,438
Total	2,400,739	10,579	6,527	17,106	2,417,845	355,128	2,772,973
Construction & Development
Small Business Banking	228,833	1,069	1,366	2,435	231,268	—	231,268
Specialty Lending	82,318	—	—	—	82,318	—	82,318
Total	311,151	1,069	1,366	2,435	313,586	—	313,586
Commercial Real Estate
Small Business Banking	1,396,199	2,692	8,609	11,301	1,407,500	294,728	1,702,228
Specialty Lending	205,770	1,820	1,564	3,384	209,154	20,270	229,424
Total	1,601,969	4,512	10,173	14,685	1,616,654	314,998	1,931,652
Commercial Land
Small Business Banking	365,852	—	2,055	2,055	367,907	73,100	441,007
Total	365,852	—	2,055	2,055	367,907	73,100	441,007
Total	$4,679,711	$16,160	$20,121	$36,281	$4,715,992	$743,226	$5,459,218
Net deferred (fees) costs							$(17,795)
Loan and Leases, Net							$5,441,423

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost[1]	Loans Accounted for Under the Fair Value Option[2]	Total Loans and Leases
December 31, 2020
Commercial & Industrial
Small Business Banking	$695,090	$10,341	$10,765	$21,106	$716,196	$308,341	$1,024,537
Specialty Lending	341,952	337	—	337	342,289	71,090	413,379
Paycheck Protection Program	1,528,180	—	—	—	1,528,180	—	1,528,180
Total	2,565,222	10,678	10,765	21,443	2,586,665	379,431	2,966,096
Construction & Development
Small Business Banking	183,087	—	—	—	183,087	—	183,087
Specialty Lending	88,890	—	3,723	3,723	92,613	—	92,613
Total	271,977	—	3,723	3,723	275,700	—	275,700
Commercial Real Estate
Small Business Banking	987,358	3,730	8,609	12,339	999,697	321,352	1,321,049
Specialty Lending	148,264	5,374	1,693	7,067	155,331	20,317	175,648
Total	1,135,622	9,104	10,302	19,406	1,155,028	341,669	1,496,697
Commercial Land
Small Business Banking	329,638	—	2,243	2,243	331,881	94,274	426,155
Total	329,638	—	2,243	2,243	331,881	94,274	426,155
Total	$4,302,459	$19,782	$27,033	$46,815	$4,349,274	$815,374	$5,164,648
Net deferred (fees) costs							$(19,718)
Loan and Leases, Net							$5,144,930

(1)

Total loans and leases include $2.51 billion of U.S. government guaranteed loans as of June 30, 2021, of which $10.3 million is 90 days or more past due, $12.8 million is past due 30-89 days and $2.49 billion are current.  Total loans and leases include $2.61 billion of U.S. government guaranteed loans as of December 31, 2020, of which $12.9 million is 90 days or more past due, $16.7 million is past due 30-89 days and $2.58 billion are current.

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

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total[1,2]
June 30, 2021
Small Business Banking
Risk Grades 1 - 4	$437,742	$806,119	$539,418	$323,537	$273,230	$165,069	$30,937	$1,526	$2,577,578
Risk Grade 5	416	24,801	84,862	65,503	42,018	14,691	8,880	528	241,699
Risk Grades 6 - 8	—	6,274	16,895	11,385	10,345	18,921	1,024	169	65,013
Total	438,158	837,194	641,175	400,425	325,593	198,681	40,841	2,223	2,884,290
Specialty Lending
Risk Grades 1 - 4	294,907	265,948	85,965	48,495	52,687	—	79,332	1,074	828,408
Risk Grade 5	250	7,636	7,134	5,789	16,425	—	2,667	343	40,244
Risk Grades 6 - 8	—	—	—	8,228	—	3,384	—	—	11,612
Total	295,157	273,584	93,099	62,512	69,112	3,384	81,999	1,417	880,264
Paycheck Protection Program
Risk Grades 1 - 4	532,775	418,663	—	—	—	—	—	—	951,438
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	—	—	—	—	—	—	—
Total	532,775	418,663	—	—	—	—	—	—	951,438
Total	$1,266,090	$1,529,441	$734,274	$462,937	$394,705	$202,065	$122,840	$3,640	$4,715,992

	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total[1,2]
December 31, 2020
Small Business Banking
Risk Grades 1 - 4	$724,506	$475,593	$287,712	$230,653	$159,877	$59,065	$32,373	$1,392	$1,971,171
Risk Grade 5	16,080	59,595	62,857	44,478	11,203	3,666	2,131	212	200,222
Risk Grades 6 - 8	81	8,976	14,639	15,090	11,424	8,418	631	209	59,468
Total	740,667	544,164	365,208	290,221	182,504	71,149	35,135	1,813	2,230,861
Specialty Lending
Risk Grades 1 - 4	296,537	96,553	48,930	40,626	—	—	55,229	632	538,507
Risk Grade 5	7,672	6,379	2,752	18,718	—	—	1,711	—	37,232
Risk Grades 6 - 8	—	—	8,635	—	5,782	—	77	—	14,494
Total	304,209	102,932	60,317	59,344	5,782	—	57,017	632	590,233
Paycheck Protection Program
Risk Grades 1 - 4	1,528,180	—	—	—	—	—	—	—	1,528,180
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	—	—	—	—	—	—	—
Total	1,528,180	—	—	—	—	—	—	—	1,528,180
Total	$2,573,056	$647,096	$425,525	$349,565	$188,286	$71,149	$92,152	$2,445	$4,349,274

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)

Total loans and leases include $2.51 billion of U.S. government guaranteed loans as of June 30, 2021, segregated by risk grade as follows: Risk Grades 1 – 4 = $2.33 billion, Risk Grade 5 = $144.0 million, Risk Grades 6 – 8 = $42.2 million. As of December 31, 2020, total loans and leases include $2.61 billion of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $2.44 billion, Risk Grade 5 = $128.0 million, Risk Grades 6 – 8 = $40.9 million. Total loans and leases exclude loans accounted for under the fair value option.

(2)	Excludes $743.2 million and $815.4 million of loans accounted for under the fair value option as of June 30, 2021 and December 31, 2020, respectively.

Nonaccrual Loans and Leases

As of June 30, 2021 and December 31, 2020 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three and six months ended June 30, 2021 and 2020. Nonaccrual loans and leases are generally included in the held for investment portfolio. Accrued interest receivable on loans totaled $32.7 million and $41.0 million at June 30, 2021 and December 31, 2020, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Nonaccrual loans and leases held for investment as of June 30, 2021 and December 31, 2020 are as follows:

June 30, 2021	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$20,960	$13,055	$7,905	$268
Total	20,960	13,055	7,905	268
Construction & Development
Small Business Banking	1,366	1,201	165	23
Specialty Lending	3,490	—	3,490	3,490
Total	4,856	1,201	3,655	3,513
Commercial Real Estate
Small Business Banking	12,017	4,814	7,203	6,333
Specialty Lending	8,122	4,940	3,182	3,005
Total	20,139	9,754	10,385	9,338
Commercial Land
Small Business Banking	2,055	1,541	514	—
Total	2,055	1,541	514	—
Total	$48,010	$25,551	$22,459	$13,119

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$17,992	$12,046	$5,946	$—
Total	17,992	12,046	5,946	—
Construction & Development
Specialty Lending	3,723	—	3,723	3,723
Total	3,723	—	3,723	3,723
Commercial Real Estate
Small Business Banking	15,085	6,725	8,360	5,327
Specialty Lending	7,068	5,533	1,535	—
Total	22,153	12,258	9,895	5,327
Commercial Land
Small Business Banking	2,242	1,728	514	—
Total	2,242	1,728	514	—
Total	$46,110	$26,032	$20,078	$9,050
(1)	Excludes nonaccrual loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of June 30, 2021 and December 31, 2020:

	Total Collateral Dependent Loans			Unguaranteed Portion
June 30, 2021	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$954	$6,354	$199	$206	$2,015	$67	$1,665
Total	954	6,354	199	206	2,015	67	1,665
Construction & Development
Small Business Banking	1,354	—	—	153	—	—	5
Total	1,354	—	—	153	—	—	5
Commercial Real Estate
Small Business Banking	7,209	1,002	393	4,682	14	346	89
Specialty Lending	1,570	—	—	183	—	—	6
Total	8,779	1,002	393	4,865	14	346	95
Commercial Land
Small Business Banking	3,894	—	—	2,381	—	—	295
Total	3,894	—	—	2,381	—	—	295
Total	$14,981	$7,356	$592	$7,605	$2,029	$413	$2,060

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Total Collateral Dependent Loans			Unguaranteed Portion
December 31, 2020	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$1,279	$9,440	$197	$531	$4,077	$66	$1,281
Total	1,279	9,440	197	531	4,077	66	1,281
Construction & Development
Specialty Lending	3,767	—	—	3,767	—	—	—
Total	3,767	—	—	3,767	—	—	—
Commercial Real Estate
Small Business Banking	11,568	258	332	6,873	9	335	175
Specialty Lending	13,196	—	—	7,663	—	—	23
Total	24,764	258	332	14,536	9	335	198
Commercial Land
Small Business Banking	2,263	—	—	534	—	—	302
Total	2,263	—	—	534	—	—	302
Total	$32,073	$9,698	$529	$19,368	$4,086	$401	$1,781

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Allowance for Credit Losses - Loans and Leases

The following table details activity in the allowance for credit losses (“ACL”) by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
June 30, 2021
Beginning Balance	$26,577	$5,887	$18,646	$1,307	$52,417
Charge offs	(225)	(262)	(2,173)	—	(2,660)
Recoveries	137	—	108	—	245
Provision	950	607	5,582	707	7,846
Ending Balance	$27,439	$6,232	$22,163	$2,014	$57,848
June 30, 2020
Beginning Balance	$16,337	$4,823	$13,110	$1,636	$35,906
Charge offs	(1,825)	—	—	—	(1,825)
Recoveries	29	—	15	—	44
Provision	6,962	38	2,972	(14)	9,958
Ending Balance	$21,503	$4,861	$16,097	$1,622	$44,083

Six Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
June 30, 2021
Beginning Balance	$26,941	$5,663	$18,148	$1,554	$52,306
Charge offs	(377)	(262)	(2,690)	(12)	(3,341)
Recoveries	146	—	1,764	—	1,910
Provision	729	831	4,941	472	6,973
Ending Balance	$27,439	$6,232	$22,163	$2,014	$57,848
June 30, 2020
Beginning Balance, prior to adoption of ASC 326	$15,757	$2,732	$8,427	$1,318	$28,234
Impact of adopting ASC 326	(4,561)	1,131	1,916	193	(1,321)
Charge offs	(4,170)	—	(109)	(408)	(4,687)
Recoveries	64	—	43	—	107
Provision	14,413	998	5,820	519	21,750
Ending Balance	$21,503	$4,861	$16,097	$1,622	$44,083

During the three and six month periods ended June 30, 2021, increases to the ACL were primarily related to the severity of forecasted unemployment rates and ongoing developments as a result of the COVID-19 pandemic. Unemployment rates were forecasted for twelve months followed by a twelve-month straight-line reversion period. Additionally, the provision expense was impacted by loan and lease growth and net charge-offs during the period.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables represent the types of TDRs that were made during the periods presented:

	Three Months Ended June 30, 2021
	Interest Only		Payment Deferral		Extend Amortization		Other		Total TDRs(1)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	2	$2,887	—	$—	—	$—	2	$2,887
Total	—	—	2	2,887	—	—	—	—	2	2,887
Commercial Real Estate
Small Business Banking	—	—	3	3,732	—	—	—	—	3	3,732
Total	—	—	3	3,732	—	—	—	—	3	3,732
Total	—	$—	5	$6,619	—	$—	—	$—	5	$6,619
(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

	Six Months Ended June 30, 2021
	Interest Only		Payment Deferral		Extend Amortization		Other(1)		Total TDRs(2)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	3	$6,097	—	$—	—	$—	3	$6,097
Total	—	—	3	6,097	—	—	—	—	3	6,097
Commercial Real Estate
Small Business Banking	—	—	4	3,782	—	—	1	3,124	5	6,906
Total	—	—	4	3,782	—	—	1	3,124	5	6,906
Total	—	$—	7	$9,879	—	$—	1	$3,124	8	$13,003

(1)	Includes one small business banking loan with extend amortization and a rate concession TDR.
(2)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

	Three Months Ended June 30, 2020
	Interest Only		Payment Deferral		Extend Amortization		Other		Total TDRs(1)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	3	$439	—	$—	—	$—	3	$439
Total	—	—	3	439	—	—	—	—	3	439
Commercial Land
Small Business Banking	—	—	—	—	1	4,921	—	—	1	4,921
Total	—	—	—	—	1	4,921	—	—	1	4,921
Total	—	$—	3	$439	1	$4,921	—	$—	4	$5,360
(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2020
	Interest Only		Payment Deferral		Extend Amortization		Other		Total TDRs(1)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	5	$1,882	—	$—	—	$—	5	$1,882
Specialty Lending	—	—	—	—	1	224	—	—	1	224
Total	—	—	5	1,882	1	224	—	—	6	2,106
Commercial Real Estate
Small Business Banking	—	—	1	3,412	—	—	—	—	1	3,412
Total	—	—	1	3,412	—	—	—	—	1	3,412
Commercial Land
Small Business Banking	—	—	—	—	1	4,921	—	—	1	4,921
Total	—	—	—	—	1	4,921	—	—	1	4,921
Total	—	$—	6	$5,294	2	$5,145	—	$—	8	$10,439
(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

One TDR that was modified within the twelve months ended June 30, 2021 subsequently defaulted during the six months ended June 30, 2021. The TDR that defaulted was a Commercial Real Estate Small Business Banking loan that had previously been modified for a payment deferral and had a recorded investment of $50 thousand at June 30, 2021. No TDRs that were modified within the twelve months ended June 30, 2021 subsequently defaulted during the three months ended  June 30, 2021.

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

	June 30, 2021	December 31, 2020
Gross direct finance lease payments receivable	$8,981	$10,629
Less – unearned interest	(1,316)	(1,685)
Net investment in direct financing leases	$7,665	$8,944

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Future minimum lease payments under finance leases are as follows:

As of June 30, 2021	Amount
2021	$1,388
2022	2,620
2023	2,182
2024	1,570
2025	1,104
Thereafter	117
Total	$8,981

Interest income of $172 thousand and $212 thousand was recognized in the three months ended June 30, 2021 and 2020, respectively. Interest income of $358 thousand and $445 thousand was recognized in the six months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021 and December 31, 2020, the Company had a net investment of $128.7 million and $134.5 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $163.4 million and $164.3 million as of June 30, 2021 and December 31, 2020, respectively, and accumulated depreciation was $34.7 million and $29.8 million as of June 30, 2021 and December 31, 2020, respectively. Depreciation expense recognized on these assets for the three and six months ended June 30, 2021 and 2020 was $2.4 million and $4.9 million, respectively.

Lease income of $2.4 million was recognized in the three months ended June 30, 2021 and 2020. Lease income of $4.8 million was recognized in the six months ended June 30, 2021 and 2020.

A maturity analysis of future minimum lease payments to be received under non-cancelable operating leases is as follows:

As of June 30, 2021	Amount
2021	$3,997
2022	9,044
2023	9,075
2024	8,808
2025	8,935
Thereafter	31,175
Total	$71,034

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Servicing Assets

Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.22 billion and $2.21 billion at June 30, 2021 and December 31, 2020, respectively. The unpaid principal balance for all loans serviced for others was $3.13 billion and $3.21 billion at June 30, 2021 and December 31, 2020, respectively.

The following summarizes the activity pertaining to servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$37,744	$33,532	$33,918	$35,365
Additions, net	2,403	1,873	4,736	4,732
Fair value changes:
Due to changes in valuation inputs or assumptions	(59)	(123)	2,887	(2,162)
Decay due to increases in principal paydowns or runoff	(3,122)	(1,448)	(4,575)	(4,101)
Balance at end of period	$36,966	$33,834	$36,966	$33,834

The fair value of servicing rights was determined using a weighted average discount rate of 9.6% on June 30, 2021 and 13.4% on June 30, 2020. The fair value of servicing rights was determined using a weighted average prepayment speed of 17.5% on June 30, 2021 and 18.7% on June 30, 2020, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Borrowings

Total outstanding borrowings consisted of the following:

	June 30, 2021	December 31, 2020
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$47,382	$—
In September 2020, the Company renewed a $50.0 million revolving line of credit originally issued in 2017 with a third party correspondent bank. The line of credit is unsecured and accrues interest at 30-day LIBOR plus 1.15% for a term of 13 months. Payments are interest only with all principal and accrued interest due on maturity at October 10, 2021. On March 31, 2021 the remaining outstanding balance of $14.5 million was paid in full. There is $50.0 million of available credit remaining at June 30, 2021.	—	14,488

In April 2020, the Company entered into the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF"). Under the PPPLF, advances must be secured by pledges of loans to small businesses originated by the Company under the U.S. Small Business Administration's 7(a) loan program titled the Paycheck Protection Program. The PPPLF accrues interest at thirty-five basis points and matures at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, ranging from April 1, 2022 to May 5, 2026, and will be accelerated on and to the extent of any 7(a) loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company shall repay the advance plus accrued interest. This $961 million borrowing was fully advanced at June 30, 2021.

	961,049	1,527,596
Other long term debt(1)	4,000	9
Total borrowings	$1,012,431	$1,542,093

(1)	Includes finance leases and loan participations accounted for as secured borrowings.

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $167.5 million as of June 30, 2021 and December 31, 2020. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of June 30, 2021 and December 31, 2020.

The Company has entered into a repurchase agreement with a third party for $5.0 million as of June 30, 2021 and December 31, 2020.  At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received.  The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of June 30, 2021 and December 31, 2020.

On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. At June 30, 2021 and December 31, 2020, the Company had approximately $2.08 billion and $2.01 billion, respectively, in borrowing capacity available under these agreements.  There are no advances outstanding and no collateral pledged as of June 30, 2021 and December 31, 2020.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $2.23 billion and $2.22 billion as of June 30, 2021 and December 31, 2020, respectively.  At June 30, 2021 and December 31, 2020, the Company had approximately $1.78 billion and $1.77 billion, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of June 30, 2021 and December 31, 2020.

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

The table below provides a rollforward of the Level 3 equity warrant asset fair values.

	Three Months Ended June 30,		Six Months Ended June 30,
Equity Warrant Assets	2021	2020	2021	2020
Balance at beginning of period	$1,314	$702	$908	$570
Issuances	16	15	37	179
Net gains on derivative instruments	385	138	770	106
Settlements	(135)	—	(135)	—
Balance at end of period	$1,580	$855	$1,580	$855

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2021	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$10,764	$—	$10,764	$—
Mortgage-backed securities	802,992	—	802,992	—
Municipal bonds[1]	3,640	—	3,544	96
Other debt securities	500	—	500	—
Loans held for sale	29,048	—	—	29,048
Loans held for investment	743,226	—	—	743,226
Servicing assets[2]	36,966	—	—	36,966
Mutual fund	2,351	—	2,351	—
Equity warrant assets	1,580	—	—	1,580
Total assets at fair value	$1,631,067	$—	$820,151	$810,916

December 31, 2020	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$15,919	$—	$15,919	$—
Mortgage-backed securities	730,454	—	730,454	—
Municipal bonds[1]	3,725	—	3,629	96
Loans held for sale	36,111	—	—	36,111
Loans held for investment	815,374	—	—	815,374
Servicing assets[2]	33,918	—	—	33,918
Mutual fund	2,351	—	2,351	—
Equity warrant assets	908	—	—	908
Total assets at fair value	$1,638,760	$—	$752,353	$886,407

(1)

During the three and six months ended June 30, 2021, the Company recorded no fair value adjustment gain/loss.  During the three and six months ended June 30, 2020, the Company recorded a fair value adjustment gain of $1 thousand and $2 thousand, respectively.

(2)	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value Option

The Company has historically elected to account for retained participating interests of all government guaranteed loans under the fair value option in order to align the accounting presentation with the Company’s viewpoint of the economics of the loans. Interest income on loans accounted for under the fair value option is recognized in loans and fees on loans on the Company’s Unaudited Condensed Consolidated Statements of Income. Beginning in the first quarter of 2021, the Company chose not to elect fair value for all retained participating interests arising from new government guaranteed loan sales.  Not electing fair value generally results in a larger discount being recorded on the date of the sale. This discount is subsequently accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with accounting standards, any loans for which fair value was previously elected will continue to be measured as such.

There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at June 30, 2021 or December 31, 2020. The unpaid principal balance of unguaranteed exposure for nonaccruals was $7.2 million and $6.9 million at June 30, 2021 and December 31, 2020, respectively.

The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at June 30, 2021 and December 31, 2020.

	June 30, 2021
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$29,048	$30,608	$(1,560)	$—	$—	$—	$—	$—	$—
Loans held for investment	743,226	764,648	(21,422)	39,826	43,980	(4,154)	23,789	26,882	(3,093)
	$772,274	$795,256	$(22,982)	$39,826	$43,980	$(4,154)	$23,789	$26,882	$(3,093)

	December 31, 2020
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$36,111	$38,135	$(2,024)	$—	$—	$—	$—	$—	$—
Loans held for investment	815,374	845,082	(29,708)	35,499	39,318	(3,819)	25,532	28,741	(3,209)
	$851,485	$883,217	$(31,732)	$35,499	$39,318	$(3,819)	$25,532	$28,741	$(3,209)

The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended June 30,		Six Months Ended June 30,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2021	2020	2021	2020
Loans held for sale	$428	$(106)	$464	$14
Loans held for investment	707	(983)	4,889	(11,741)
	$1,135	$(1,089)	$5,353	$(11,727)

Losses related to borrower-specific credit risk were $484 thousand and $293 thousand for the three and six months ended June 30, 2021, respectively, and $913 thousand and $1.8 million for the three and six months ended June 30, 2020, respectively.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Three Months Ended June 30,		Six Months Ended June 30,
Loans held for sale	2021	2020	2021	2020
Balance at beginning of period	$35,936	$19,151	$36,111	$16,198
Issuances & repurchases	—	13,154	—	16,199
Fair value changes	428	(106)	464	14
Sales	—	—	—	—
Settlements	(7,316)	(128)	(7,527)	(340)
Balance at end of period	$29,048	$32,071	$29,048	$32,071

	Three Months Ended June 30,		Six Months Ended June 30,
Loans held for investment	2021	2020	2021	2020
Balance at beginning of period	$790,797	$831,426	$815,374	$824,520
Issuances & repurchases	16,215	37,761	21,785	99,372
Fair value changes	707	(983)	4,889	(11,741)
Settlements	(64,493)	(33,602)	(98,822)	(77,549)
Balance at end of period	$743,226	$834,602	$743,226	$834,602

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

June 30, 2021	Total	Level 1	Level 2	Level 3
Collateral dependent loans	$1,347	$—	$—	$1,347
Foreclosed assets	1,793	—	—	1,793
Equity security investments with a non-readily determinable fair value	51,499	51,499	—	—
Total assets at fair value	$54,639	$51,499	$—	$3,140

December 31, 2020	Total	Level 1	Level 2	Level 3
Collateral dependent loans	$4,159	$—	$—	$4,159
Foreclosed assets	4,155	—	—	4,155
Long-lived asset held for sale	8,874	8,874	—	—
Equity security investment with a non-readily determinable fair value	25,367	—	25,367	—
Total assets at fair value	$42,555	$8,874	$25,367	$8,314

Level 3 Analysis

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2021 and December 31, 2020 the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2021

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$96	Discounted expected cash flows	Discount rate Prepayment speed	4.6% 5.0%
Loans held for sale	$29,048	Discounted expected cash flows	Discount rate Prepayment speed	1.2% to 18.5% WAVG 17.8%
Loans held for investment	$743,226	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 72.6% (WAVG 1.3%) 1.2% to 18.5% WAVG 17.8% 10.0% to 65.0%
Equity warrant assets	$1,580	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	26.4-88.7% 0.87% to 1.45% 20.0% 4-10 years
Non-recurring fair value
Collateral dependent loans	$1,347	Discounted appraisals	Appraisal adjustments (1)	10.0% to 65.0%
Foreclosed assets	$1,793	Discounted appraisals	Appraisal adjustments (1)	4.0% to 10.0%

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$96	Discounted expected cash flows	Discount rate Prepayment speed	4.3% 5.0%
Loans held for sale	$36,111	Discounted expected cash flows	Discount rate Prepayment speed	4.2% to 18.5% WAVG 19.0%
Loans held for investment	$815,374	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 73.2% (WAVG 1.5%) 4.2% to 18.5% WAVG 19.0% 10.0% to 83.0%
Equity warrant assets	$908	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	26.5-87.1% 0.36% to 0.93% 20.0% 5-10 years
Non-recurring fair value
Collateral dependent loans	$4,159	Discounted appraisals	Appraisal adjustments (1)	10.0% to 83.0%
Foreclosed assets	$4,155	Discounted appraisals	Appraisal adjustments (1)	10.0% to 20.0%
(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the consolidated balance sheets.

The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

June 30, 2021	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$428,907	$428,907	$—	$—	$428,907
Federal funds sold	9,917	9,917	—	—	9,917
Certificates of deposit with other banks	6,000	6,295	—	—	6,295
Loans held for sale	1,035,863	—	—	1,142,966	1,142,966
Loans and leases, net of allowance for credit losses on loans and leases	4,640,349	—	—	4,790,403	4,790,403
Financial liabilities
Deposits	6,520,833	—	6,421,253	—	6,421,253
Borrowings	1,012,431	—	—	998,550	998,550

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$297,167	$297,167	$—	$—	$297,167
Federal funds sold	21,153	21,153	—	—	21,153
Certificates of deposit with other banks	6,500	6,906	—	—	6,906
Loans held for sale	1,139,359	—	—	1,235,122	1,235,122
Loans and leases, net of allowance for credit losses on loans and leases	4,277,250	—	—	4,366,489	4,366,489
Financial liabilities
Deposits	5,712,828	—	5,711,781	—	5,711,781
Borrowings	1,542,093	—	—	1,542,171	1,542,171

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

	June 30, 2021	December 31, 2020
Commitments to extend credit	$2,474,698	$2,054,910
Standby letters of credit	9,844	22,913
Total unfunded off-balance-sheet credit risk	$2,484,542	$2,077,823

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

As of June 30, 2021 and December 31, 2020, the Company had unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $12.6 million and $15.8 million, respectively.

Concentrations of Credit Risk

The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $15.0 million, except for 23 relationships that have a retained unguaranteed exposure of $552.6 million of which $255.9 million of the unguaranteed exposure has been disbursed.

Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $71.0 million, of which $21.8 million is due from one relationship.

The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.

Note 11. Stock Plans

On March 20, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan which replaced the previously existing Amended Incentive Stock Option Plan and Nonstatutory Stock Option Plan. Subsequently on May 24, 2016 and May 15, 2018, the 2015 Omnibus Stock Incentive Plan was amended to authorize awards covering a maximum of 7,000,000 and 8,750,000 common voting shares, respectively. On May 11, 2021, the Amended and Restated 2015 Omnibus Stock Incentive Plan was amended to authorize awards covering a maximum of 10,750,000 common voting shares. Options or restricted shares granted under the Amended and Restated 2015 Omnibus Stock Incentive Plan (the "Plan") expire no more than 10 years from the date of grant. Exercise prices under the Plan are set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value of the related stock at the date of the grant. Options vest over a minimum of three years from the date of the grant. Restricted stock grants vest in equal installments ranging from immediate vesting to over a seven-year period from the date of the grant.  Market Restricted Stock Units also have a restriction based on the passage of time and have a restriction based on market price criteria related to the Company’s share price closing at or above a specified price defined at time of grant, but also may have non-market-related performance criteria.

Stock Options

There were no stock options granted during the three and six months ended June 30, 2021.

At June 30, 2021, unrecognized compensation costs relating to stock options amounted to $1.6 million which will be recognized over a weighted average period of 1.19 years.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

For the three months ended June 30, 2021, 178,000 Market RSUs met the performance stock price condition for the $55.00 stock price for twenty (20) consecutive trading days. For the six months ended June 30, 2021, 575,500 Market RSUs met the performance stock price condition for the $45.00, $48.00, $50.00 and $55.00 stock price for twenty (20) consecutive trading days. For the three and six months ended June 30, 2021, the remaining expense of $1.6 million and $3.7 million, respectively, was fully recognized due to the accelerated vesting.  The weighted average grant date fair value for the 575,500 vested Market RSUs was $7.62.

There were no Market RSUs granted during the three and six months ended June 30, 2021.

There are no remaining Market RSUs at June 30, 2021.

For the three months ended June 30, 2021, 23,683 RSUs were granted with a weighted average grant date fair value of $64.72. For the six months ended June 30, 2021, 816,576 RSUs were granted with a weighted average grant date fair value of $51.07. Of the RSUs granted in the six-month period, 288,680 were awarded in connection with annual long term incentive stock compensation and 500,000 were awarded as a special retention RSU award.

At June 30, 2021, unrecognized compensation costs relating to RSUs amounted to $50.0 million which will be recognized over a weighted average period of 4.95 years.

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

Fintech - This segment is involved in making strategic investments into emerging financial technology companies.  The primary sources of revenue for this segment are principally gains and losses on equity method and equity security investments and management fees.  The Fintech segment is comprised of the Company's wholly owned subsidiaries Live Oak Ventures and Canapi Advisors, and the investments held by those entities, as well as the Bank's investment in Apiture.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables provide financial information for the Company's segments. The information provided under the caption “Other” represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries and elimination adjustments to reconcile the results of the operating segments to the unaudited condensed consolidated financial statements prepared in conformity with GAAP.

	Banking	Fintech	Other	Consolidated
Three Months Ended June 30, 2021
Interest income	$87,974	$7	$18	$87,999
Interest expense	16,135	—	402	16,537
Net interest income	71,839	7	(384)	71,462
Provision for loan and lease credit losses	7,846	—	—	7,846
Noninterest income	24,894	42,648	2,569	70,111
Noninterest expense	50,829	1,112	5,617	57,558
Income tax expense (benefit)	5,130	10,209	(2,752)	12,587
Net income (loss)	$32,928	$31,334	$(680)	$63,582
Total assets	$8,092,506	$136,104	$14,576	$8,243,186
Three Months Ended June 30, 2020
Interest income	$66,753	$—	$64	$66,817
Interest expense	25,689	—	230	25,919
Net interest income	41,064	—	(166)	40,898
Provision for loan and lease credit losses	9,958	—	—	9,958
Noninterest income	23,121	(935)	225	22,411
Noninterest expense	45,296	1,368	1,436	48,100
Income tax expense (benefit)	2,006	(247)	(285)	1,474
Net income (loss)	$6,925	$(2,056)	$(1,092)	$3,777
Total assets	$8,124,976	$81,231	$2,947	$8,209,154

	Banking	Fintech	Other	Consolidated
Six Months Ended June 30, 2021
Interest income	$176,073	$129	$22	$176,224
Interest expense	34,300	—	512	34,812
Net interest income	141,773	129	(490)	141,412
Provision for loan and lease credit losses	6,973	—	—	6,973
Noninterest income	55,418	42,644	3,106	101,168
Noninterest expense	106,454	2,132	7,244	115,830
Income tax expense (benefit)	9,780	10,214	(3,226)	16,768
Net income (loss)	$73,984	$30,427	$(1,402)	$103,009
Total assets	$8,092,506	$136,104	$14,576	$8,243,186
Six Months Ended June 30, 2020
Interest income	$130,201	$—	$89	$130,290
Interest expense	48,944	—	287	49,231
Net interest income	81,257	—	(198)	81,059
Provision for loan and lease credit losses	21,750	—	—	21,750
Noninterest income	29,085	(1,815)	883	28,153
Noninterest expense	91,983	2,858	2,750	97,591
Income tax benefit	(2,164)	(491)	(3,649)	(6,304)
Net (loss) income	$(1,227)	$(4,182)	$1,584	$(3,825)
Total assets	$8,124,976	$81,231	$2,947	$8,209,154

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the financial condition and results of operations of Live Oak Bancshares, Inc. (the “Company” or “LOB”). This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K"). Results of operations for the periods included in this quarterly report on Form 10-Q are not necessarily indicative of results to be obtained during any future period.

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

The Company’s wholly owned subsidiaries are the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi Advisors”).

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

GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors an on-site restaurant location. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology.  Canapi Advisors provides investment advisory services to a series of funds (the “Canapi Funds”) focused on providing venture capital to new and emerging financial technology companies.

The Company generates revenue primarily from net interest income and secondarily through origination and sale of government guaranteed loans.  Income from the retention of loans is comprised principally of interest income.  The Company has historically elected to account for certain loans under the fair value option with interest reported in interest income and changes in fair value reported in the net gain (loss) on loans accounted for under the fair value option line item of the consolidated statements of income.  Beginning in the first quarter of 2021, the Company chose not to elect fair value for all retained participating interests arising from new government guaranteed loan sales.  Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets along with net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan and lease credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.  The Company also has generated gains and losses arising from its financial technology investments in its fintech segment, as discussed more fully later in this section entitled “Results of Segment Operations.”

Recent Developments

Indications of recovery from the COVID-19 pandemic are continuing to appear in the United States; however, the fallout continues to have a complex and significant adverse impact on certain areas of the economy, the banking industry and the Company, all of which are subject to a high degree of uncertainty. This uncertainty is magnified with the risk of a resurgence of the virus or new variants.  While it is not possible to know the full universe or extent of these impacts as of the date of this filing, we are disclosing potentially material items of which we are currently aware.

Financial position and results of operations

Relating to our June 30, 2021 financial condition and results of operations, improving conditions around COVID-19 continued to have a positive impact on the allowance for credit losses (“ACL”) on loans and leases, loans carried at fair value, loan servicing asset revaluation, net gains on sales of loans and net interest income, largely due to effects of U.S. government stimulus combined with improvement in economic forecasts and broader markets.  With improving conditions, the ACL and resulting provision for loan and lease credit losses are slowly returning to pre-pandemic levels relative to credit exposure, while the loan fair value calculation and net gain on loans accounted for under the fair value option continue to be positively affected.  The Company continues to monitor pandemic-at-risk verticals, and is seeing a substantial number of borrowers showing signs of recovery by making regular payments in the absence of payment deferrals and payment subsidies provided by the SBA.  Accordingly total credit related reserves were also positively impacted by this continued improvement during the second quarter.  Refer to the discussion of the ACL and loans at fair value in Notes 5 and 9, respectively, of the Unaudited Condensed Consolidated Financial Statements as well as further discussion below in MD&A.  Also impacted by improving market conditions was the Company’s valuation of the loan servicing asset as discussed in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements and net gains on sales of loans, both of which are further discussed below in MD&A.  The secondary market continued to improve during the second quarter of 2021 which produced higher gains on loan sales and positive adjustments for loans carried at fair value and the loan servicing asset valuation.  The net interest margin continued to be positively impacted by Paycheck Protection Program (“PPP”) lending as discussed more fully below in MD&A.  Should economic conditions worsen, the Company could experience significant levels of provision in the ACL and negative fair value marks and record additional credit or market related loss expense. It is also possible that the Company’s asset quality measures could worsen at future measurement periods if there is a significant resurgence of COVID-19 cases or variants.

While there has been a recovery in secondary market pricing, the income from gain on sale of loans in future periods could be reduced due to COVID-19, the termination of pandemic response programs or other economic factors.  At this time, the Company is unable to project the materiality of such impacts but anticipates that the breadth of the economic impact could impact gains in future periods.

Interest income could be further reduced due to COVID-19.  In accordance with guidance from banking regulators, the Company has worked and continues to work with COVID-19 affected borrowers to help defer their payments, interest, and fees.  In addition to regulatory relief on deferrals from banking regulators, payment relief was available from the SBA for certain loans guaranteed by that agency pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and subsequently by the below discussed Economic Aid Act.   While interest will still accrue to interest income through GAAP accounting, should eventual credit losses on these loans with deferred payments emerge, interest income accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  As of June 30, 2021, the Company carried $359 thousand in accrued interest on outstanding loans with deferrals made to COVID-19 affected borrowers. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 borrowers, but recognizes the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of June 30, 2021, all of the Company’s capital ratios, and the Bank’s capital ratios, were in excess of all minimum regulatory requirements.  While the Company believes that capital is sufficient to withstand a double-dip economic recession if brought about by a resurgence in COVID-19, reported and regulatory capital ratios could be adversely impacted by further credit losses.  The Company relies on cash on hand as well as dividends from the Bank to service any debt at the Company.  If our capital deteriorates such that the Bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt.

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

The Federal Reserve created the Paycheck Protection Program Liquidity Facility (“PPPLF”) to help provide financing for the origination of PPP loans.  The PPPLF extends loans to banks that have loaned money to small businesses under the PPP, discussed in more detail below. Amounts borrowed are non-recourse and have a 100% advance rate equal to the principal amount of PPP loans pledged as security. In addition, loans financed under the PPPLF have a neutral impact on regulatory leverage capital ratios.  The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is transferred to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF bear interest at a rate of 0.35%, and there are no fees paid by the Company.  As of June 30, 2021, the Company had outstanding borrowings of $961.0 million from the PPPLF.

Lending operations and accommodations to borrowers

With the establishment of the PPP administered by the SBA, the Company implemented new loan programs and systems using its technology platform while participating in assisting its customers and other small businesses in need of resources through the program.  PPP loans earn interest at 1% and currently have a two-year or five-year contractual term depending on the origination date.  For the earlier loans with a two-year term there is an option to extend to five years if agreed upon by the borrower and lender. The Company continues to receive substantial levels of forgiveness for these loans.  As of June 30, 2021, the Company carried 6,580 PPP loans on its balance sheet representing a book balance of $927.3 million, which includes $24.1 million in net deferred fees, expected to be amortized and recognized in interest income over the remaining lives of the loans.  The Company recognized $11.2 million and $28.4 million of interest income in the second quarter and first half of 2021, respectively, related to amortization of net PPP fees.  Loans funded through the PPP are fully guaranteed by the SBA, subject to the terms and conditions of the program. Should those circumstances change, the Company could be required to record additional credit loss expense through earnings.

With the passage of the CARES Act on March 27, 2020, the SBA was making six months of principal and interest payments on all fully disbursed SBA 7(a) and SBA Express loans in regular servicing status that closed by September 25, 2020.   In addition, with regulatory guidance to work with borrowers during this unprecedented situation, the Company has also mobilized to provide a payment deferral program when needed by customers that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company was deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days.  In accordance with interagency guidance issued in March 2020, these short-term deferrals were not considered troubled debt restructurings.  After 60 or 90 days, borrowers may apply for an additional deferral.  In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as a troubled debt restructuring, nor are loans granted payment deferrals related to COVID-19 placed on non-accrual (provided the loans were not past due or on non-accrual status prior to the deferral). At June 30, 2021, and December 30, 2020, the Company estimated that as a percentage of total loans and leases at amortized cost, excluding PPP loans, 14% and 20%, respectively, of its loans were receiving the six months of payments from the SBA and that 0.4% and 11%, respectively, of its loans had a payment deferral in place.  The decrease in loans on payment deferral was largely a product of the Economic Aid Act introduced late in 2020, as discussed below.   The Company estimated that 9% of its loans and leases at amortized cost, excluding PPP loans, were receiving payments from the SBA and that 0.3%, had a payment deferral in place as of August 2, 2021.  On October 2, 2020, the SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers.  As of August 2, 2021, the Company has received approximately $1.44 billion in PPP loan forgiveness from approximately 9,000, or 84% of total first draw PPP loans originated by count.

On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law and made significant changes to the PPP to provide additional relief for small businesses. The new Act increased flexibility for small businesses that have been unable to rehire employees due to lack of employee availability or have been unable to operate as normal due to COVID-19 related restrictions. It extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules. The new Act also relaxed the requirements to which loan recipients must adhere in order to qualify for loan forgiveness. In addition, the new Act extended the payment deferral period for PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends.

On December 27, 2020 the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) was enacted which allows the SBA to make payments of up to $9,000 per month for up to six months of principal and interest payments on certain fully disbursed SBA 7(a) and SBA 504 loans in regular servicing status based upon the origination date.  In addition, this legislation increased the 75% guarantee on many SBA 7(a) loans to 90%, among other things.

Credit

While some industries have experienced and continue to experience impacts as a result of COVID-19, the Company has $473.2 million in total unguaranteed exposure in six verticals considered by management to be “at-risk” of significant impact: hotels, wine and craft beverage, educational services, entertainment centers, fitness centers, and quick service restaurants, each comprising $126.7 million or 4.3%, $108.7 million or 3.7%, $108.0 million or 3.7%, $53.5 million or 1.8%, $41.4 million or 1.4%, and $34.9 million or 1.2% of total unguaranteed loans and leases (all at amortized cost, inclusive of loans carried at fair value) as of June 30, 2021, respectively.  A substantial number of borrowers have shown signs of recovery by making regular payments in the absence of payment deferrals and payment subsidies provided by the SBA.  As of June 30, 2021 there are only 4 loans with an aggregate balance of $11.5 million in at-risk verticals still on payment deferral and 275 that continue to receive SBA payment subsidies with an aggregate balance of $247.6 million.  While the second quarter reflected positive signs of emerging from at-risk status, management continues to closely monitor these vulnerable verticals for signs of weakness.

The Company continues to work with customers directly affected by COVID-19 and is prepared to offer short-term assistance in accordance with regulatory guidelines.  As a result of the uncertain economic environment caused by COVID-19, the Company is engaging in more frequent communication with borrowers in an effort to better understand their situation and the challenges faced as circumstances evolve, which the Company anticipates will enable it to respond proactively as needs and issues arise.

Results of Operations

Performance Summary

Three months ended June 30, 2021 compared with three months ended June 30, 2020

For the three months ended June 30, 2021, the Company reported net income of $63.6 million, or $1.41 per diluted share, compared to net income of $3.8 million, or $0.09 per diluted share, for the second quarter of 2020.  This increase in net income is largely due to the following items:

•

Increase in net interest income of $30.6 million, or 74.7%, predominately driven by significant growth in total loan and lease portfolios which was accentuated by the origination of $2.31 billion in PPP loans beginning in the second quarter of 2020; and

•

Increase in equity security gains of $44.1 million associated with the Company’s investment in Greenlight Financial Technologies, Inc. (“Greenlight”).  This gain is the result of an increase in the observable fair market value of the Company’s investment through an arm’s length sale of a portion of its shares in the investee.

Other factors contributing to increased levels of net income were:

•	A decrease in the provision for loan and lease credit losses of $2.1 million, or 21.2%;

•	Increased net gains on sales of loans of $5.5 million, or 51.8%; and

•	A net gain on loans accounted for under the fair value option of $1.1 million, increasing by $2.2 million, or 204.2%, compared to a net loss of $1.1 million for the second quarter of 2020.

Key factors partially offsetting the increase in net income for the second quarter of 2021 were:

•

An increase in total noninterest expense of $9.5 million, or 19.7%, comprised principally of increased salaries and employee benefits of $2.1 million, travel expense of $1.2 million, professional services of $1.9 million and data processing of $1.5 million; and

•	Increased income tax expense of $11.1 million primarily due to the above discussed increase in net income.

Six months ended June 30, 2021 compared with six months ended June 30, 2020

For the six months ended June 30, 2021, the Company reported a net income of $103.0 million, or $2.29 per diluted share, as compared to net loss of $3.8 million, or $(0.10) per diluted share, for the six months ended June 30, 2020.  This increase in net income was largely due to the following items:

•

Increase in net interest income of $60.4 million, or 74.5%, also predominately driven by significant growth in total loan and lease portfolios which was accentuated by the origination of PPP loans since the second quarter of 2020;

•	A decrease in the provision for loan and lease credit losses of $14.8 million, or 67.9%;

•	A net gain on loans accounted for under the fair value option of $5.4 million, increasing by $17.1 million, or 145.6%, compared to a net loss of $11.7 million for the first half of 2020;

•	Equity method investment income increasing $1.3 million, or 27.2%, largely related to heightened levels of pro-rata income from the Company’s investment in the Canapi Funds; and

•	The above mentioned second quarter 2021 increase in equity security gains of $44.1 million associated with the Company’s investment in Greenlight.

Other factors contributing to increased levels of net income were:

•	A net loss on the loan servicing asset revaluation of $1.7 million, decreasing by $4.6 million, or 73.0%, compared to a net loss of $6.3 million for the first half of 2020; and

•	Increased net gains on sales of loans of $6.4 million, or 29.1%.

Key factors partially offsetting the increase in net income for the first half of 2021 were:

•

An increase in total noninterest expense of $18.2 million, or 18.7%, comprised principally of increased salaries and employee benefits of $5.4 million, professional services of $3.8 million, data processing of $2.2 million, loan related expenses of $1.7 million and renewable energy tax credit investment impairment of $3.1 million; and

•	Increased income tax expense of $23.1 million primarily due to the above discussed increase in net income.

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

Three months ended June 30, 2021 compared with three months ended June 30, 2020

For the three months ended June 30, 2021, net interest income increased $30.6 million, or 74.7%, to $71.5 million compared to $40.9 million for the three months ended June 30, 2020. The increase was principally due to the significant growth in the loan and lease portfolios reflecting the Company's ongoing initiative to grow recurring revenue sources.  This increase over the prior year was further enhanced by the aforementioned origination of $2.31 billion in PPP loans beginning in the second quarter of 2020 with $14.4 million in interest income arising from amortization of net deferred fees combined with a 1% annualized interest rate.  Accordingly, average interest earning assets increased by $1.49 billion, or 23.3%, to $7.89 billion for the three months ended June 30, 2021, compared to $6.40 billion for the three months ended June 30, 2020, while the yield on average interest earning assets increased 28 basis points to 4.47%. The cost of funds on interest bearing liabilities for the three months ended June 30, 2021 decreased 79 basis points to 0.86%, and the average balance of interest bearing liabilities increased by $1.40 billion, or 22.3%, over the same period in 2020. The increase in average interest bearing liabilities was largely driven by funding for significant loan originations and growth from the prior year. As indicated in the rate/volume table below, increased interest earning asset volume and yields, outpacing the higher volume and greater levels of cost declines of interest bearing liabilities, resulting in increases to interest income of $21.2 million and decreases to interest expense of $9.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.  For the three months ended June 30, 2020, compared to the three months ended June 30, 2021, net interest margin increased from 2.56% to 3.63%, respectively, due to recognition of PPP related income, which is being accelerated with forgiveness efforts, significant loan portfolio growth and the maturity of longer term deposits which are repricing at lower rates.

Six months ended June 30, 2021 compared with six months ended June 30, 2020

For the six months ended June 30, 2021, net interest income increased $60.4 million, or 74.5%, to $141.4 million compared to $81.1 million for the six months ended June 30, 2020. The increase was principally due to the significant growth in the loan and lease portfolios reflecting the Company's ongoing initiative to grow recurring revenue sources.  This increase over the prior year was further enhanced by the aforementioned origination of $2.31 billion in PPP loans since the second quarter of 2020 with $35.1 million in interest income coming from amortization of net deferred fees combined with a 1% annualized interest rate.  Accordingly, average interest earning assets increased by $2.20 billion, or 40.3%, to $7.67 billion for the six months ended June 30, 2021, compared to $5.47 billion for the six months ended June 30, 2020, while the yield on average interest earning assets decreased 14 basis points to 4.64%. The cost of funds on interest bearing liabilities for the six months ended June 30, 2021, decreased 91 basis points to 0.94%, and the average balance of interest bearing liabilities increased by $2.16 billion, or 40.5%, over the same period in 2020. The increase in average interest bearing liabilities was largely driven by funding for significant loan originations and growth from the prior year.  As indicated in the rate/volume table below, increased interest earning asset volume more than offset lower yields, outpacing the higher volume and greater levels of cost declines of interest bearing liabilities, resulting in increases to interest income of $45.9 million and decreases to interest expense of $14.4 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.  For the six months ended June 30, 2020, compared to the six months ended June 30, 2021, net interest margin increased from 2.97% to 3.72%, respectively, due primarily to recognition of PPP related income, which is being accelerated with forgiveness efforts, in combination with significant loan portfolio growth and combination with the maturity of longer term deposits which are repricing at lower rates.

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

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$514,232	$234	0.18%	$587,931	$970	0.66%
Federal funds sold	29,199	10	0.14	123,985	39	0.13
Investment securities	764,017	2,975	1.56	556,014	3,786	2.73
Loans held for sale	1,134,259	15,216	5.38	921,946	13,115	5.71
Loans and leases held for investment(1)	5,447,839	69,564	5.12	4,208,063	48,907	4.66
Total interest earning assets	7,889,546	87,999	4.47	6,397,939	66,817	4.19
Less: Allowance for credit losses on loans and leases	(51,994)			(35,875)
Non-interest earning assets	623,895			603,666
Total assets	$8,461,447			$6,965,730
Interest bearing liabilities:
Interest bearing checking	$60,439	$86	0.57%	$462,977	$646	0.56%
Savings	3,101,733	4,309	0.56	1,398,378	4,814	1.38
Money market accounts	104,826	82	0.31	82,908	89	0.43
Certificates of deposit	3,078,789	10,343	1.35	3,689,041	19,572	2.13
Total deposits	6,345,787	14,820	0.94	5,633,304	25,121	1.79
Borrowings	1,368,742	1,717	0.50	676,849	798	0.47
Total interest bearing liabilities	7,714,529	16,537	0.86	6,310,153	25,919	1.65
Non-interest bearing deposits	85,824			41,218
Non-interest bearing liabilities	45,309			50,554
Shareholders' equity	615,785			563,805
Total liabilities and shareholders' equity	$8,461,447			$6,965,730
Net interest income and interest rate spread		$71,462	3.61%		$40,898	2.54%
Net interest margin			3.63%			2.56%
Ratio of average interest-earning assets to average interest-bearing liabilities			102.27%			101.39%
(1)	Average loan and lease balances include non-accruing loans and leases.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$423,252	$531	0.25%	$372,534	$1,503	0.81%
Federal funds sold	28,703	16	0.11	98,367	256	0.52
Investment securities	750,164	5,904	1.59	546,110	7,548	2.77
Loans held for sale	1,152,667	30,293	5.30	963,341	28,980	6.03
Loans and leases held for investment(1)	5,311,939	139,480	5.30	3,485,068	92,003	5.29
Total interest earning assets	7,666,725	176,224	4.64	5,465,420	130,290	4.78
Less: Allowance for credit losses on loans and leases	(52,155)			(31,439)
Non-interest earning assets	608,923			555,554
Total assets	$8,223,493			$5,989,535
Interest bearing liabilities:
Interest bearing checking	$154,698	$442	0.58%	$231,489	$646	0.56%
Savings	2,731,224	7,821	0.58	1,261,131	9,658	1.54
Money market accounts	105,289	165	0.32	80,265	189	0.47
Certificates of deposit	3,114,979	23,336	1.51	3,425,850	37,883	2.22
Total deposits	6,106,190	31,764	1.05	4,998,735	48,376	1.94
Borrowings	1,398,793	3,048	0.44	342,002	855	0.50
Total interest bearing liabilities	7,504,983	34,812	0.94	5,340,737	49,231	1.85
Non-interest bearing deposits	83,336			45,071
Non-interest bearing liabilities	33,649			52,024
Shareholders' equity	601,525			551,703
Total liabilities and shareholders' equity	$8,223,493			$5,989,535
Net interest income and interest rate spread		$141,412	3.70%		$81,059	2.93%
Net interest margin			3.72%			2.97%
Ratio of average interest-earning assets to average interest-bearing liabilities			102.16%			102.33%
(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 vs. 2020			2021 vs. 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$(658)	$(78)	$(736)	$(1,106)	$134	$(972)
Federal funds sold	2	(31)	(29)	(130)	(110)	(240)
Investment securities	(1,924)	1,113	(811)	(3,857)	2,213	(1,644)
Loans held for sale	(833)	2,934	2,101	(4,023)	5,336	1,313
Loans and leases held for investment	5,537	15,120	20,657	(622)	48,099	47,477
Total interest income	2,124	19,058	21,182	(9,738)	55,672	45,934
Interest expense:
Interest bearing checking	7	(567)	(560)	13	(217)	(204)
Savings	(4,620)	4,115	(505)	(9,571)	7,734	(1,837)
Money market accounts	(27)	20	(7)	(73)	49	(24)
Certificates of deposit	(6,585)	(2,644)	(9,229)	(11,664)	(2,883)	(14,547)
Borrowings	77	842	919	(279)	2,472	2,193
Total interest expense	(11,148)	1,766	(9,382)	(21,574)	7,155	(14,419)
Net interest income	$13,272	$17,292	$30,564	$11,836	$48,517	$60,353

Provision for Loan and Lease Credit Losses

The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans and leases at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan and lease portfolio.

Losses inherent in loan relationships are mitigated if a portion of the loan is guaranteed by the SBA or USDA. Typical SBA 7(a) and USDA guarantees range from 50% to 90% depending on loan size and type, which serve to reduce the risk profile of these loans. The Company believes that its focus on compliance with regulations and guidance from the SBA and USDA are key factors to managing this risk.

For the second quarter of 2021, there was a provision for loan and lease credit losses of $7.8 million compared to $10.0 million for the same period in 2020, a decrease in provision of $2.1 million.  For the first half of 2021, there was a provision for loan and lease credit losses of $7.0 million compared to $21.8 million for the same period in 2020, a decrease in provision of $14.8 million.  The decrease in provision for both periods was primarily the result of improved forecasts related to employment and default expectations as the economic outlook has improved significantly compared to the prior period, partially mitigated by the impact of growth in the Company’s loan and lease portfolios.

Loans and leases held for investment at historical cost were $4.70 billion as of June 30, 2021, increasing by $882 thousand, or 23.1%, compared to June 30, 2020.  This growth was largely fueled by $2.31 billion in PPP loan originations since the second quarter of 2020.  Excluding PPP loan originations and net unearned fees on those loans, the balance in loans and leases held for investment at historical cost was $3.77 billion at June 30, 2021, an increase of $1.64 billion, or 77.2%, over June 30, 2020.  This growth outside of PPP activity was fueled by robust loan originations.

Net charge-offs for loans and leases carried at historical cost were $2.4 million, or 0.21% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended June 30, 2021, compared to net charge-offs of $1.8 million, or 0.21%, for the three months ended June 30, 2020.   For the six months ended June 30, 2021, net charge-offs totaled $1.4 million compared to $4.6 million for the six months ended June 30, 2020, a decrease of $3.2 million, or 68.7%. The decrease in charge-offs was primarily driven by improving market conditions during 2020.  Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $5.5 million and $6.4 million accounted for under the fair value option at June 30, 2021 and 2020, respectively, totaled $22.5 million, which was 0.48% of the held for investment loan and lease portfolio carried at historical cost at June 30, 2021, compared to $13.1 million, or 0.34% of loans and leases held for investment at June 30, 2020.  Nonperforming loans and leases carried at historical cost which are not guaranteed by the SBA or USDA were 0.60% and 0.62% of the historical cost portion of the held for investment loan and lease portfolio, excluding PPP loans, at June 30, 2021 and 2020, respectively.

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

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2021/2020 Increase (Decrease)
	2021	2020	Amount	Percent
Noninterest income
Loan servicing revenue	$6,218	$6,691	$(473)	(7.07)%
Loan servicing asset revaluation	(3,181)	(1,571)	(1,610)	(102.48)
Net gains on sales of loans	16,234	10,695	5,539	51.79
Net gain (loss) on loans accounted for under the fair value option	1,135	(1,089)	2,224	204.22
Equity method investments income (loss)	(2,278)	(2,243)	(35)	(1.56)
Equity security investments gains (losses), net	44,253	161	44,092	27,386.34
Gain on sale of investment securities available-for-sale, net	—	734	(734)	(100.00)
Lease income	2,616	2,635	(19)	(0.72)
Management fee income	1,473	1,206	267	22.14
Other noninterest income	3,641	5,192	(1,551)	(29.87)
Total noninterest income	$70,111	$22,411	$47,700	212.84%

	Six Months Ended June 30,		2021/2020 Increase (Decrease)
	2021	2020	Amount	Percent
Noninterest income
Loan servicing revenue	$12,652	$13,113	$(461)	(3.52)%
Loan servicing asset revaluation	(1,688)	(6,263)	4,575	73.05
Net gains on sales of loans	28,163	21,807	6,356	29.15
Net gain (loss) on loans accounted for under the fair value option	5,353	(11,727)	17,080	145.65
Equity method investments income (loss)	(3,435)	(4,721)	1,286	27.24
Equity security investments gains (losses), net	44,358	97	44,261	45,629.90
Gain on sale of investment securities available-for-sale, net	—	655	(655)	(100.00)
Lease income	5,215	5,259	(44)	(0.84)
Management fee income	3,407	2,850	557	19.54
Other noninterest income	7,143	7,083	60	0.85
Total noninterest income	$101,168	$28,153	$73,015	259.35%

For the three months ended June 30, 2021, noninterest income increased by $47.7 million, compared to the three months ended June 30, 2020.  The increase from the prior year is primarily the result of the aforementioned increase in in equity security gains of $44.1 million associated with the Company’s investment in Greenlight.  Other primary contributors were increased gains on sales of loans of $5.5 million and an increased net gain on loans accounted for under the fair value option of $2.2 million, both a product of improved market conditions compared to the impacts of COVID-19 in 2020.

For the six months ended June 30, 2021, noninterest income increased by $73.0 million, compared to the six months ended June 30, 2020.  The increase from the prior year is primarily the result of the aforementioned Greenlight gain.  This was combined with a lower net loss on the loan servicing asset of $4.6 million, increased gains on sales of loans of $6.4 million, and an increased net gain on loans accounted for under the fair value option of $17.1 million which were also a product of improved market conditions.

The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended June 30,		Three months ended March 31,
	2021	2020	2021	2020
Amount of loans and leases originated	$1,153,693	$2,175,055	$1,180,219	$500,634
Guaranteed portions of loans sold	130,858	154,980	136,747	162,297
Outstanding balance of guaranteed loans sold (1)	2,694,931	2,840,429	2,843,963	2,761,015

	Six Months Ended June 30,		For years ended December 31,
	2021	2020	2020	2019	2018	2017
Amount of loans and leases originated	$2,333,912	$2,675,689	$4,450,198	$2,001,886	$1,765,680	$1,934,238
Guaranteed portions of loans sold	267,605	317,277	542,596	340,374	945,178	787,926
Outstanding balance of guaranteed loans sold (1)	2,694,931	2,840,429	2,819,625	2,746,840	3,045,460	2,680,641

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.

Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended June 30, 2021, loan servicing revaluation decreased $1.6 million, or 102.48%, compared to the three months ended June 30, 2020.  The lower servicing valuation for the quarter over quarter period is principally due to the amortization of the guaranteed serviced loan portfolio.  For the six months ended June 30, 2021, loan servicing revaluation increased $4.6 million, or 73.0%, as compared to the six months ended June 30, 2020. The higher servicing valuation during the first half of 2021 compared to the corresponding period of 2020 was primarily a result of improving market conditions and pricing for government guaranteed loans, outpacing amortization of the serviced portfolio.

Net Gains on Sale of Loans: For the three months ended June 30, 2021, net gains on sales of loans increased $5.5 million, or 51.8%, compared to the three months ended June 30, 2020. For the three months ended June 30, 2021, the volume of guaranteed loans sold decreased $24.1 million, or 15.6%, to $130.9 million from $155.0 million for the three months ended June 30, 2020.  For the six months ended June 30, 2021, net gains on sales of loans increased $6.4 million, or 29.1%, compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, the volume of guaranteed loans sold decreased $49.7 million, or 15.7%, to $267.6 million from $317.3 million for the six months ended June 30, 2020.  The average net gain on guaranteed loan sales increased from $66.8 thousand to $114.8 thousand, per million sold, in the second quarters of 2020 and 2021, respectively, and increased from $65.2 thousand to $114.8 thousand, per million sold, in the first halves of 2020 and 2021, respectively.  With lower loan sale volume and higher premium levels in the secondary market in the second quarter and half of 2021 compared to the same periods of 2020, the average net gain on guaranteed loan sales increased, largely as a result of improvement in market premium levels which were magnified by stimulus associated with the SBA program which removes the ongoing guarantee fee, typically paid by the purchaser, on loans originated under the Economic Aid Act. The magnitude of the increase in net gains on sale of loans was muted somewhat due the Company’s choice to not elect fair value for all retained participating interests arising from new government guaranteed loan sales beginning in the first quarter of 2021. Not electing fair value generally results in a larger discount, which will reduce the amount of gain recognized at the date of sale. This larger discount is subsequently accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with accounting standards, any loans for which fair value was previously elected continue to be measured as such.

Net Gain (Loss) on Loans Accounted for Under the Fair Value Option:  For the three months ended June 30, 2021, the net gain on loans accounted for under the fair value option increased $2.2 million, or 204.2%, compared to the three months ended June 30, 2020.  For the six months ended June 30, 2021, the net gain on loans accounted for under the fair value option increased $17.1 million, or 145.6%, compared to the three months ended June 30, 2020.  The carrying amount of loans accounted for under the fair value option at June 30, 2021 and 2020 was $772.3 million ($29.0 million classified as held for sale and $743.2 million classified as held for investment) and $866.7 million ($32.1 million classified as held for sale and $834.6 million classified as held for investment), respectively, a decrease of $94.4 million, or 10.9%.  The gain on loans accounted for under the fair value option during second quarter and half of 2021 net was largely due to improving market conditions compared to COVID-19 pandemic economic impacts in the prior year.

Noninterest Expense

Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2021/2020 Increase (Decrease)
	2021	2020	Amount	Percent
Noninterest expense
Salaries and employee benefits	$32,900	$30,782	$2,118	6.88%
Non-staff expenses:
Travel expense	1,549	364	1,185	325.55
Professional services expense	3,329	1,385	1,944	140.36
Advertising and marketing expense	875	624	251	40.22
Occupancy expense	2,224	1,955	269	13.76
Data processing expense	4,234	2,764	1,470	53.18
Equipment expense	4,385	4,652	(267)	(5.74)
Other loan origination and maintenance expense	3,307	2,492	815	32.70
FDIC insurance	1,704	1,721	(17)	(0.99)
Other expense	3,051	1,361	1,690	124.17
Total non-staff expenses	24,658	17,318	7,340	42.38
Total noninterest expense	$57,558	$48,100	$9,458	19.66%

	Six Months Ended June 30,		2021/2020 Increase (Decrease)
	2021	2020	Amount	Percent
Noninterest expense
Salaries and employee benefits	$64,266	$58,845	$5,421	9.21%
Non-staff expenses:
Travel expense	2,208	2,145	63	2.94
Professional services expense	7,160	3,322	3,838	115.53
Advertising and marketing expense	1,527	1,985	(458)	(23.07)
Occupancy expense	4,336	4,376	(40)	(0.91)
Data processing expense	8,128	5,921	2,207	37.27
Equipment expense	8,739	9,287	(548)	(5.90)
Other loan origination and maintenance expense	6,634	4,948	1,686	34.07
Renewable energy tax credit investment impairment	3,127	—	3,127	100.00
FDIC insurance	3,469	3,231	238	7.37
Other expense	6,236	3,531	2,705	76.61
Total non-staff expenses	51,564	38,746	12,818	33.08
Total noninterest expense	$115,830	$97,591	$18,239	18.69%
Total noninterest expense for the three and six months ended June 30, 2021, increased $9.5 million, or 19.7%, and $18.2 million, or 18.7%, respectively, compared to the same periods in 2020. The increase in noninterest expense for the comparable three and six month periods was largely driven by various components, as discussed below.

Salaries and employee benefits: Total personnel expense for the three and six months ended June 30, 2021 increased by $2.1 million, or 6.9%, and $5.4 million, or 9.2%, respectively, compared to the same periods in 2020.  The increase in salaries and employee benefits for both periods was principally related to continued investment in human resources to support strategic and growth initiatives.

Primary components of the change in salaries and employee benefits as compared to the second quarter of 2020 were $3.2 million in increased salaries and benefits combined with the vesting of 178 thousand restricted stock unit awards during the second quarter of 2021 with market price conditions that accelerated recognition of both stock compensation expense and payroll tax expense by a combined $1.8 million, partially offset by decrease of $3.0 million largely related to the 2020 performance bonus pool that was available to all employees other than executive officers.

Primary components of the change in salaries and employee benefits as compared to the first half of 2020 were $6.1 million in increased salaries and benefits combined with an increase in payroll taxes and stock expense of $4.1 million, largely related to higher salaries and the vesting of approximately 576 thousand restricted stock unit awards during the first half of 2021 with market price conditions that accelerated recognition of both stock compensation expense and payroll tax expense, all partially offset by a decrease of $2.7 million largely related to the above referenced 2020 performance bonus pool and a $2.2 million increase in deferred compensation expense related to heightened levels of lending.

Total full-time equivalent employees increased from 640 at June 30, 2020, to 701 at June 30, 2021.  Salaries and employee benefits expense included $4.1 million and $9.1 million of stock-based compensation for the three and six months ended June 30, 2021, respectively, compared to $3.3 million and $6.2 million for the three and six months ended June 30, 2020, respectively.  Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.

Travel expense:  For the three and six months ended June 30, 2021, travel expenses increased $1.2 million, or 325.6%, and $63thousand, or 2.9%, respectively, compared to the same periods in 2020.  Travel expenses increased to support the growth in loan origination volume and customer base as travel restrictions have lessened in recent months.

Professional services expense:  For the three and six months ended June 30, 2021, professional services expense increased $1.9 million, or 140.36%, and $3.8 million, or 115.5%, respectively, compared to the same periods in 2020.  The increase compared to the prior periods was largely driven by an increase in legal fees related to the previously disclosed letter the Company received in December 2020 and the resulting putative class action filed against the Company and other parties in March 2021.

Data processing expense: Total data processing expense for the three and six months ended June 30, 2021 increased by $1.5 million, or 53.2%, and $2.2 million, or 37.3%, respectively, compared to the same periods in 2020.  The quarter over quarter increase was principally due to enhanced investments in the Company’s internal software technology resources.

Renewable tax credit investment impairment:  For the six months ended June 30, 2021, the Company recognized $3.1 million in impairment charges related to a $3.9 million renewable energy tax credit investment that was fully funded during the quarter. Investments of this type generate a return primarily through the realization of income tax credits and other benefits; accordingly, impairment of the investment amount is recognized in conjunction with the realization of related tax benefits. This investment generated a federal investment tax credit of $3.4 million which is included in the Company’s estimated annual effective tax rate.

Income Tax Expense

For the three months ended June 30, 2021, income tax expense increased by $11.1 million, while the Company’s effective tax rates were 16.5% and 28.1%, respectively, as compared to the same period in 2020.  The lower effective rate for the second quarter of 2021 is principally due to earlier discussed items related to renewable energy tax credit investments and an income tax benefit arising from the vesting of stock unit awards, as the fair value of these awards exceeded the total compensation cost recognized by the Company for book purposes.

For the six months ended June 30, 2021, income tax expense was $16.8 million compared to an income tax benefit of $6.3 million for the first half of 2020, and the Company’s effective tax rates were 14.0% and (62.2)%, respectively, as compared to the same periods in 2020.  The effective rate for the first half of 2021 is principally due to the earlier discussed item related to renewable energy tax credit investments and vesting of approximately 576 thousand restricted stock unit awards with market price conditions, as the fair value of these awards exceeded the total compensation cost recognized by the Company for book purposes.  The negative effective rate during the first half of 2020 was partially a result of a discrete, estimated income tax benefit of $3.7 million related to the enactment of the CARES Act on March 27, 2020.  The CARES Act allows taxpayers to carryback certain net operating losses to each of the five taxable years preceding the taxable year of such losses.  As a result, the Company was allowed to carryback its 2018 net operating loss which had been utilized and measured under the prior law using a 21% corporate income tax rate to pre-2018 taxable years during which the corporate income tax rate was 35%.  The remaining income tax benefit in the first half of 2020 was predominantly driven by the Company’s overall net pretax loss. The increase from an income tax benefit in the first half of 2020 to income tax expense for the first half of 2021 is primarily due to a significant increase in income before taxes during 2021.

Results of Segment Operations

The Company’s operations are managed along two primary operating segments Banking and Fintech.  A description of each business and the methodologies used to measure financial performance is described in Note 12. Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.  Net income (loss) by operating segment is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Banking	$32,928	$6,925	$73,984	$(1,227)
Fintech	31,334	(2,056)	30,427	(4,182)
Other	(680)	(1,092)	(1,402)	1,584
Consolidated net income (loss)	$63,582	$3,777	$103,009	$(3,825)

Banking

For the three and six months ended June 30, 2021, net income increased $26.0 million and $75.2 million, respectively, compared to the same periods of 2020.  The increase for both periods was primarily the result of increased net interest income and increased levels of noninterest income.

For the three and six months ended June 30, 2021, net interest income increased $30.8 million, or 74.9%, and $60.5 million, or 74.5%, respectively, compared to the same periods of 2020.  See the analysis of net interest income included in the above section captioned “Net Interest Income and Margin” as it is predominantly related to the Banking segment.

See the analysis of provision for loan and lease credit losses included in the above section captioned “Provision for Loan and Lease Credit Losses” as it is entirely related to the Banking segment.

For the three and six months ended June 30, 2021, noninterest income increased $1.8 million and $26.3 million, respectively, compared to the same periods of 2020.  The quarter over quarter increase was largely comprised of an increase in the net gains on sale of loans of $5.5 million, or 51.8%, and net gain on loans accounted for under the fair value option of $2.2 million, or 204.2%, while the increase over the first half of 2021 was principally comprised of a net positive increase in the loan servicing asset revaluation of $4.6 million, or 73.0% combined with an increase in net gains on sale of loans of $6.4 million, or 29.1% and the net gain on loans accounted for under the fair value option of $17.1 million, or 145.6%.  See the analysis of these categories of noninterest income included in the above section captioned “Noninterest Income” for additional discussion.

For the three and six months ended June 30, 2021, noninterest expense increased $5.5 million, or 12.2%, and $14.5 million, or 15.7%, respectively, compared to same periods of 2020.  See the analysis of these categories of noninterest expense included in the above section captioned “Noninterest Expense” for additional discussion.

For the three and six months ended June 30, 2021, income tax expense increased $3.1 million, or 155.7%, and $11.9 million, or 551.9%, respectively, compared to the same periods of 2020. See the above section captioned “Income Tax Expense.”

Fintech

For the three and six months ended June 30, 2021, the net income increased by $33.4 million and $34.6 million, respectively, compared to same periods of 2020.  The increase was principally the result of the aforementioned $44.1 million Greenlight gain recognized in the second quarter of 2021.

For the three and six months ended June 30, 2021, noninterest income increased $43.6 million and $44.5 million, respectively, compared to the same periods of 2020.  This increase was largely due to the above mentioned Greenlight gain.

For the three and six months ended June 30, 2021, noninterest expense decreased $256 thousand, or 18.7%, and $726 thousand, or 25.4%, respectively, compared to the same periods of 2020.  This decrease was largely due to a reduction in expenses incurred by Canapi Advisors.

For the three and six months ended June 30, 2021, income tax expense increased $10.5 million, and $10.7 million, respectively, compared to the same periods of 2020.  This increase in income tax expense was principally driven by the significant increase in net income before taxes arising from the above discussed gain arising from the Company’s investment in Greenlight.

Discussion and Analysis of Financial Condition

June 30, 2021 vs. December 31, 2020

Total assets at June 30, 2021 were $8.24 billion, an increase of $370.9 million, or 4.7%, compared to total assets of $7.87 billion at December 31, 2020. The growth in total assets was principally driven by the following:

•

Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, was $438.8 million at June 30, 2021, an increase of $120.5 million, or 37.9%, compared to $318.3 million at December 31, 2020.  This increase reflects liquidity planning through increased levels of deposits for funding expected loan and lease originations; and

•

Growth in total loans and leases held for investment and held for sale of $185.9 million resulting from strong origination activity in the first half of 2021.  Total originations during the first half of 2021 were $2.33 billion, comprised of $1.79 billion in loans and leases exclusive of PPP and an additional $547.5 million in PPP loans.

Total investment securities increased $67.8 million during the first six months of 2021, from $750.1 million at December 31, 2020, to $817.9 million at June 30, 2021, an increase of 9.0%.  The Company increased its investment securities position during the first six months of 2021 largely as a part of its annual investment asset-liability planning. At June 30, 2021, the investment portfolio was comprised of U.S. government agency, U.S. government-sponsored entity mortgage-backed securities, municipal bonds and other debt securities.

Loans and leases held for sale decreased $110.6 million, or 9.4%, during the first six months of 2021, from $1.18 billion at December 31, 2020, to $1.06 billion at June 30, 2021. The decrease was primarily the result of strong loan sales in the first half of 2021 combined with higher levels of loans being retained as held for investment.

Loans and leases held for investment increased $296.5 million, or 5.8%, during the first six months of 2021, from $5.14 billion at December 31, 2020, to $5.44 billion at June 30, 2021. The increase was primarily the result of the above-mentioned loan originations in 2021 combined with increased levels of loans retained as held for investment.  All PPP loans are classified as held for investment.

Total deposits were $6.52 billion at June 30, 2021, an increase of $808.0 million, or 14.1%, from $5.71 billion at December 31, 2020. The increase in deposits was largely driven by significant loan origination efforts during the first half of 2021.

Borrowings decreased to $529.7 million at June 30, 2021 from $1.54 billion at December 31, 2020.  This decrease was related principally to net curtailments of borrowings through the PPPLF in the first half of 2021 as PPP loan forgiveness outpaced new PPPLF advances. These PPPLF borrowings are used to help fund PPP loans.

Shareholders’ equity at June 30, 2021 was $657.3 million as compared to $567.9 million at December 31, 2020. The book value per share was $15.19 at June 30, 2021 compared to $13.38 at December 31, 2020. Average equity to average assets was 7.3% for the six months ended June 30, 2021 compared to 8.1% for the year ended December 31, 2020. The increase in shareholders’ equity for the first six months of 2021 was principally the result of net income of $103.0 million and stock-based compensation expense of $9.1 million, partially offset by other comprehensive income of $8.4 million and $17.0 million in cash paid in lieu of stock for employee tax obligations in settlement of vested stock grants, principally related to the approximately 576 thousand awards with market price conditions vesting the first half of 2021 discussed earlier.

During the first six months of 2021, 597,430 shares of Class B common stock (non-voting) were converted to Class A common stock (voting) in connection with private sales. The conversion decreased the value of Class B common stock (non-voting) and increased the value of Class A common stock (voting) by $6.3 million.

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

Nonperforming assets and TDRs, excluding loans measured at fair value, at June 30, 2021 were $90.4 million, which represented a $7.9 million, or 9.6%, increase from December 31, 2020. These nonperforming assets, at June 30, 2021 were comprised of $48.0 million in nonaccrual loans and leases and $1.8 million in foreclosed assets. Of the $90.4 million of nonperforming assets and TDRs, $45.2 million carried an SBA guarantee, leaving an unguaranteed exposure of $45.1 million in total nonperforming assets and TDRs at June 30, 2021. This represents an increase of $5.8 million, or 14.8%, from an unguaranteed exposure of $39.3 million at December 31, 2020.

The following table provides information with respect to nonperforming assets and troubled debt restructurings, excluding loans measured at fair value, at the dates indicated.

	June 30, 2021 (1)	December 31, 2020 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual) (2)	$48,009	$46,110
Total accruing loans and leases past due 90 days or more	—	—
Foreclosed assets	1,793	4,155
Total troubled debt restructurings (3)	52,989	39,803
Less nonaccrual troubled debt restructurings	(12,415)	(7,592)
Total performing troubled debt restructurings (3)	40,574	32,211
Total nonperforming assets and troubled debt restructurings (2)(3)	$90,376	$82,476
Allowance for credit losses on loans and leases	$57,848	$52,306
Total nonperforming loans and leases to total loans and leases held for investment (2)	1.02%	1.06%
Total nonperforming loans and leases to total assets (2)	0.64%	0.66%
Total nonperforming assets and troubled debt restructurings to total assets (2) (3)	1.21%	1.17%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.23%	1.21%
Allowance for credit losses on loans and leases to total nonperforming loans and leases (2)	120.49%	113.44%

(1)	Excludes loans measured at fair value.
(2)	The period ended December 31, 2020 excludes one $6.1 million hotel loan classified as held for sale.
(3)	The period ended December 31, 2020 excludes one $5.1 million hotel loan classified as held for sale.
	June 30, 2021 (1)	December 31, 2020 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S government (all on nonaccrual)	$25,551	$26,032
Total accruing loans and leases past due 90 days or more guaranteed by the U.S government	—	—
Foreclosed assets guaranteed by the U.S. government	1,338	3,220
Total troubled debt restructurings guaranteed by the U.S. government	24,724	18,160
Less nonaccrual troubled debt restructurings guaranteed by the U.S. government	(6,386)	(4,271)
Total performing troubled debt restructurings guaranteed by U.S. government	18,338	13,889
Total nonperforming assets and troubled debt restructurings guaranteed by the U.S. government	$45,227	$43,141
Allowance for credit losses on loans and leases	$57,848	$52,306
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.48%	0.46%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.30%	0.29%
Total nonperforming assets and troubled debt restructurings not guaranteed by the U.S. government to total assets	0.60%	0.56%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S government	257.59%	260.51%

(1)	Excludes loans measured at fair value.

Total nonperforming assets and TDRs, including loans measured at fair value, at June 30, 2021 were $169.6 million, which represented a $16.4 million, or 10.7%, increase from December 31, 2020. These nonperforming assets, at June 30, 2021 were comprised of $92.0 million in nonaccrual loans and leases and $1.8 million in foreclosed assets. Of the $169.6 million of nonperforming assets and TDRs, $107.8 million carried an SBA guarantee, leaving an unguaranteed exposure of $61.8 million in total nonperforming assets and TDRs at June 30, 2021. This represents an increase of $6.3 million, or 11.3%, from an unguaranteed exposure of $55.5 million at December 31, 2020.

See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.

As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 8.1% at June 30, 2021, compared to 8.8% at December 31, 2020. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at both June 30, 2021 and December 31, 2020 were 3.8%.

As of June 30, 2021, and December 31, 2020, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $357.0 million and $311.4 million, respectively.  The following is a discussion of these loans and leases.  Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases.  For a complete description of the risk grading system, see Note 5. Loans and Leases Held for Investment and Credit Quality in the Company’s 2020 Form 10-K.  At June 30, 2021, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $186.2 million resulting in unguaranteed exposure risk of $170.1 million, or 7.8% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2020 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $168.9 million resulting in unguaranteed exposure risk of $142.5 million, or 8.2% of total held for investment unguaranteed exposure carried at historical cost. As of June 30, 2021, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Wine and Craft Beverage at 18.8%, Educational Services at 16.3%, Entertainment Centers at 12.8%, Hotels at 12.0%, Healthcare at 8.6%, Fitness Centers at 6.3%, Self Storage at 4.2%, Veterinary at 4.1%, and General Lending at 4.1%.  As of December 31, 2020, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Educational Services at 15.3%, Wine and Craft Beverage at 14.3%, Hotels at 13.6%, Entertainment Centers at 12.5%, Healthcare at 10.3%, Fitness Centers at 7.2%, Self Storage at 6.4% and Veterinary at 4.5%.  Other than Hotels which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division.  The majority of the $45.6 million first six months of 2021 increase in potential problem and classified loans and leases was comprised of borrowers largely concentrated in the Company’s more mature verticals.  Furthermore, the Company believes that its underwriting and credit quality standards have remained high with an emphasis on new production in pandemic resilient verticals and increased monitoring of existing loans in pandemic susceptible verticals as the impacts of COVID-19 continue to evolve.

Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less, unless the borrower was not past due at the time of a modification as a part of a COVID-19 assistance program. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term.  At June 30, 2021, the Company had $5.9 million in modified unguaranteed loans and leases for borrowers impacted by the COVID-19 pandemic. These modifications were primarily short-term payment deferrals generally no more than six-months in duration and accordingly are not considered troubled debt restructurings.  As of August 2, 2021, the Company’s modified unguaranteed loans and leases for borrowers impacted by the COVID-19 pandemic was approximately $4.6 million, a decrease from June 30, 2021 due to borrowers beginning to emerge from deferral needs.

Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted.  Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. At June 30, 2021, and December 31, 2020, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $281.9 million and $237.5 million, respectively. The increase in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during the first half of 2021 was principally confined to five verticals: Wine and Craft Beverage ($22.6 million or 50.7%), Educational Services ($9.3 million or 20.8%), Entertainment Centers ($7.1 million or 16.1%), General Lending ($4.7 million or 10.5%), and Hotels ($3.4 million or 7.6%).  Partially offsetting the above increases were declines in Risk Grade 5 loans principally concentrated in two verticals: Senior Care ($5.0 million or 11.3%) and Self Storage ($2.0 million or 4.5%).  Other than Hotels, which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division.  Lower levels of Risk Grade 5 loans in Senior Care and Self Storage were principally due to two previous Risk Grade 5 relationships continuing to experience stress and being downgraded to Risk Grade 6 during the first quarter.

At June 30, 2021, approximately 100.0% of loans and leases classified as Risk Grade 5 are performing with only one relationship having payments past due more than 30 days.  While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio. In conjunction with this, management believes that volumes of delinquencies may not be an accurate depiction of the borrower’s repayment abilities under the current pandemic induced circumstances due to payments being made by the SBA on behalf of borrowers with loans under its programs.   As government payment assistance began to expire toward the end of 2020, borrowers with continuing difficulties arising from the pandemic were provided additional relief through payment deferrals.  Management monitors these borrowers closely and has observed financial conditions continuing to improve.  Management has also noted that most loans with expired government assistance have been able to resume making regular payments in the first half of 2021.

Allowance for Credit Losses on Loans and Leases

See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2020 Form 10-K for a description of the methodologies used to estimate the allowance for credit losses.

The ACL of $52.3 million at December 31, 2020, increased by $5.5 million, or 10.6%, to $57.9 million at June 30, 2021. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.2% at both June 30, 2021 and December 31, 2020. Excluding PPP loans and related reserves, the ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.5% and 1.8% at June 30, 2021 and December 31, 2020, respectively.  The increase in the ACL during the first half of 2021 was primarily due to impact of growth in loan and lease originations somewhat mitigated by the effects of improved forecasts related to employment and default expectations as the economic outlook has continued to improve, as addressed more fully in the above section captioned “Provision for Loan and Lease Credit Losses” in “Results of Operations.”

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have decreased by $10.0 million since December 31, 2020.   Total loans and leases 90 or more days past due decreased $14.9 million, or 24.1%, compared to December 31, 2020.  The decrease was comprised of a $10.9 million decrease in unguaranteed combined with a $4.0 million decrease in the guaranteed portions of past due loans compared to December 31, 2020.  At June 30, 2021, and December 31, 2020, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 0.7% and 1.1%, respectively.  Total unguaranteed loans and leases past due were comprised of $13.2 million carried at historical cost, a decrease of $9.9 million, and $8.1 million measured at fair value, an increase of $1.8 million, as of June 30, 2021 compared to December 31, 2020.  Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $57.9 million at June 30, 2021 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid, including but not limited to factors related to the above mentioned SBA delinquency effect and pandemic-susceptible verticals. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Notes to the Unaudited Condensed Consolidated Financial Statements in this report.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At June 30, 2021, the total amount of these four items was $3.27 billion, or 39.6% of total assets, an increase of $210.8 million from $3.06 billion, or 38.8% of total assets, at December 31, 2020.

Loans and other assets are funded by loan sales, wholesale deposits, core deposits and PPPLF borrowings. To date, an increasing retail deposit base and an increased long term wholesale deposit base along with PPPLF borrowings have been adequate to meet loan obligations while maintaining the desired level of immediate liquidity. Additionally, the investment securities portfolio is available for both immediate and secondary liquidity purposes.

At June 30, 2021, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $817.4 million available to pledge as collateral.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of June 30, 2021. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual Obligations
Deposits without stated maturity	$3,482,782	$3,482,782	$—	$—	$—
Time deposits	3,038,051	1,774,180	576,580	335,589	351,702
Borrowings	1,012,431	970,429	19,694	18,315	3,993
Operating lease obligations	3,108	738	981	207	1,182
Total	$7,536,372	$6,228,129	$597,255	$354,111	$356,877

As of June 30, 2021, and December 31, 2020, the Company had unfunded commitments to provide capital contributions for on-balance sheet investments in the amount of $12.6 million and $15.8 million, respectively.

Asset/Liability Management and Interest Rate Sensitivity

One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps. As of June 30, 2021, the balance sheet’s total cumulative gap position was asset-sensitive at 3.5%.

The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, nor growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios to measure interest rate risk.  As of June 30, 2021, the Company’s interest rate risk profile under the earnings simulation model method remained asset-sensitive. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk by match funding assets and liabilities with similar rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes, rates on cash accounts that adjusts as the federal funds rate changes and the longer duration of indeterminate term deposits.

Capital

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. The Company’s principal goals related to the maintenance of capital are the following: to provide adequate capital to support the Company’s risk profile consistent with the risk appetite approved by the Board of Directors; to provide financial flexibility to support future growth and client needs; comply with relevant laws, regulations, and supervisory guidance; to achieve optimal ratings for the Company and its subsidiaries; and to provide a competitive return to shareholders. Management regularly monitors the capital position of the Company on both a consolidated and bank level basis. In this regard, management’s goal is to maintain capital at levels that are in excess of the regulatory “well capitalized” levels. Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Common Equity Tier 1 Capital, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

Capital amounts and ratios as of June 30, 2021, and December 31, 2020, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - June 30, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$617,990	12.45%	$223,345	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	676,502	13.63	397,057	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	617,990	12.45	297,793	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	617,990	8.70	284,176	4.00	N/A	N/A
Bank - June 30, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$536,224	11.36%	$212,452	4.50%	$306,874	6.50%
Total Capital (to Risk-Weighted Assets)	594,736	12.60	377,692	8.00	472,115	10.00
Tier 1 Capital (to Risk-Weighted Assets)	536,224	11.36	283,269	6.00	377,692	8.00
Tier 1 Capital (to Average Assets)	536,224	7.63	281,154	4.00	351,442	5.00
Consolidated - December 31, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$521,568	12.15%	$193,172	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	574,621	13.39	343,417	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	521,568	12.15	257,563	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	521,568	8.40	248,417	4.00	N/A	N/A
Bank - December 31, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$470,069	11.25%	$188,012	4.50%	$271,573	6.50%
Total Capital (to Risk-Weighted Assets)	522,305	12.50	334,243	8.00	417,804	10.00
Tier 1 Capital (to Risk-Weighted Assets)	470,069	11.25	250,683	6.00	334,243	8.00
Tier 1 Capital (to Average Assets)	470,069	7.60	247,288	4.00	309,110	5.00

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2021, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2021, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2021, the Company migrated its human capital, accounting and financial management systems to a new platform. As a result of this implementation, the Company modified existing internal controls and implemented new processes and controls related to the new platform. The Company will continue to monitor and evaluate internal controls over financial reporting as it relates to the new system.

Except as related to the implementation of the new system, there were no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of June 30, 2021, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.  In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on its business, operating results or financial condition.

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

10.1.1	Amendment to Software Service Agreement dated May 21, 2021, between Live Oak Banking Company and nCino, Inc.*
10.1.2	Amendment to Software Service Agreement dated June 11, 2021, between Live Oak Banking Company and nCino, Inc.*
10.1.3	Amendment to Software Service Agreement dated July 23, 2021, between Live Oak Banking Company and nCino, Inc.*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: August 4, 2021	By:	/s/ S. Brett Caines
S. Brett Caines
Chief Financial Officer