Form 10-Q
period 2021-09-30
Live Oak Bancshares, Inc.
filed 2021-11-03
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

As of November 2, 2021, there were 43,101,598 shares of the registrant’s voting common stock outstanding and 299,565 shares of the registrant’s non-voting common stock outstanding.

Live Oak Bancshares, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2021 (unaudited) and December 31, 2020*

(Dollars in thousands)

	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$336,362	$297,167
Federal funds sold	10,672	21,153
Certificates of deposit with other banks	6,000	6,500
Investment securities available-for-sale	861,377	750,098
Loans held for sale (includes $27,366 and $36,111 measured at fair value, respectively)	1,042,756	1,175,470
Loans and leases held for investment (includes $698,042 and $815,374 measured at fair value, respectively)	5,418,611	5,144,930
Allowance for credit losses on loans and leases	(59,681)	(52,306)
Net loans and leases	5,358,930	5,092,624
Premises and equipment, net	244,212	259,267
Foreclosed assets	883	4,155
Servicing assets	33,968	33,918
Other assets	242,181	231,951
Total assets	$8,137,341	$7,872,303
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$77,026	$75,287
Interest-bearing	6,739,587	5,637,541
Total deposits	6,816,613	5,712,828
Borrowings	575,021	1,542,093
Other liabilities	56,284	49,532
Total liabilities	7,447,918	7,304,453
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 42,870,687 and 41,344,689 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	304,085	298,890
Class B common stock, no par value, 10,000,000 shares authorized, 510,327 and 1,107,757 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5,404	11,729
Retained earnings	371,869	235,724
Accumulated other comprehensive income	8,065	21,507
Total shareholders’ equity	689,423	567,850
Total liabilities and shareholders’ equity	$8,137,341	$7,872,303

*	Derived from audited consolidated financial statements.

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Income

For the three and nine months ended September 30, 2021 and 2020 (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Loans and fees on loans	$89,388	$70,621	$259,161	$191,604
Investment securities, taxable	3,174	4,123	9,078	11,671
Other interest earning assets	224	334	771	2,093
Total interest income	92,786	75,078	269,010	205,368
Interest expense
Deposits	14,159	22,155	45,923	70,531
Borrowings	892	1,560	3,940	2,415
Total interest expense	15,051	23,715	49,863	72,946
Net interest income	77,735	51,363	219,147	132,422
Provision for loan and lease credit losses	4,319	10,274	11,292	32,024
Net interest income after provision for loan and lease credit losses	73,416	41,089	207,855	100,398
Noninterest income
Loan servicing revenue	6,278	6,803	18,930	19,916
Loan servicing asset revaluation	(5,878)	2,061	(7,566)	(4,202)
Net gains on sales of loans	18,860	12,690	47,023	34,497
Net (loss) gain on loans accounted for under the fair value option	(1,030)	3,403	4,323	(8,324)
Equity method investments income (loss)	(1,250)	(1,231)	(4,685)	(5,952)
Equity security investments gains (losses), net	176	14,705	44,534	14,802
Gain on sale of investment securities available-for-sale, net	—	1,225	—	1,880
Lease income	2,527	2,634	7,742	7,893
Management fee income	1,489	1,296	4,896	4,146
Other noninterest income	4,104	3,458	11,247	10,541
Total noninterest income	25,276	47,044	126,444	75,197
Noninterest expense
Salaries and employee benefits	28,202	24,203	92,468	83,048
Travel expense	1,819	250	4,027	2,395
Professional services expense	4,251	1,346	11,411	4,668
Advertising and marketing expense	1,631	552	3,158	2,537
Occupancy expense	2,042	2,079	6,378	6,455
Data processing expense	4,867	3,009	12,995	8,930
Equipment expense	4,567	4,314	13,306	13,601
Other loan origination and maintenance expense	3,489	2,669	10,123	7,617
Renewable energy tax credit investment impairment	60	—	3,187	—
FDIC insurance	1,670	2,095	5,139	5,326
Other expense	2,861	2,133	9,097	5,664
Total noninterest expense	55,459	42,650	171,289	140,241
Income before taxes	43,233	45,483	163,010	35,354
Income tax expense	9,394	11,703	26,162	5,399
Net income	$33,839	$33,780	$136,848	$29,955
Basic earnings per share	$0.78	$0.83	$3.18	$0.74
Diluted earnings per share	$0.76	$0.81	$3.05	$0.73

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2021 and 2020 (unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$33,839	$33,780	$136,848	$29,955
Other comprehensive (loss) income before tax:
Net unrealized (loss) gain on investment securities arising during the period	(6,656)	701	(17,687)	19,223
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	—	(1,225)	—	(1,880)
Other comprehensive (loss) income before tax	(6,656)	(524)	(17,687)	17,343
Income tax benefit (expense)	1,598	126	4,245	(4,162)
Other comprehensive (loss) income, net of tax	(5,058)	(398)	(13,442)	13,181
Total comprehensive income	$28,781	$33,382	$123,406	$43,136

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2021 and 2020 (unaudited)

(Dollars in thousands)

	Three Months Ended
	Common stock				Accumulated other
	Shares			Retained	comprehensive	Total
	Class A	Class B	Amount	earnings	income	equity
Balance at June 30, 2021	42,754,133	510,327	$305,213	$339,011	$13,123	$657,347
Net income	—	—	—	33,839	—	33,839
Other comprehensive loss	—	—	—	—	(5,058)	(5,058)
Issuance of restricted stock	16,819	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(504)	—	—	(504)
Employee stock purchase program	7,988	—	374	—	—	374
Stock option exercises	91,747	—	693	—	—	693
Stock option based compensation expense	—	—	384	—	—	384
Restricted stock expense	—	—	3,329	—	—	3,329
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	320	—	320
Cash dividends ($0.03 per share)	—	—	—	(1,301)	—	(1,301)
Balance at September 30, 2021	42,870,687	510,327	$309,489	$371,869	$8,065	$689,423

Balance at June 30, 2020	37,810,101	2,715,531	$348,295	$174,837	$25,303	$548,435
Net income	—	—	—	33,780	—	33,780
Other comprehensive loss	—	—	—	—	(398)	(398)
Issuance of restricted stock	13,057	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(126)	—	—	(126)
Employee stock purchase program	14,092	—	288	—	—	288
Stock option exercises	23,201	—	147	—	—	147
Stock option based compensation expense	—	—	461	—	—	461
Restricted stock expense	—	—	2,794	—	—	2,794
Non-voting common stock converted to voting common stock in private sale	250,000	(250,000)	—	—	—	—
Cash dividends ($0.03 per share)	—	—	—	(1,217)	—	(1,217)
Balance at September 30, 2020	38,110,451	2,465,531	$351,859	$207,400	$24,905	$584,164

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)

For the three and nine months ended September 30, 2021 and 2020 (unaudited)

(Dollars in thousands)

	Nine Months Ended
	Common stock				Accumulated other
	Shares			Retained	comprehensive	Total
	Class A	Class B	Amount	earnings	income	equity
Balance at December 31, 2020	41,344,689	1,107,757	$310,619	$235,724	$21,507	$567,850
Net income	—	—	—	136,848	—	136,848
Other comprehensive loss	—	—	—	—	(13,442)	(13,442)
Issuance of restricted stock	433,642	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(17,504)	—	—	(17,504)
Employee stock purchase program	13,674	—	670	—	—	670
Stock option exercises	481,252	—	2,857	—	—	2,857
Stock option based compensation expense	—	—	1,081	—	—	1,081
Restricted stock expense	—	—	11,766	—	—	11,766
Non-voting common stock converted to voting common stock in private sale	597,430	(597,430)	—	—	—	—
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	3,177	—	3,177
Cash dividends ($0.09 per share)	—	—	—	(3,880)	—	(3,880)
Balance at September 30, 2021	42,870,687	510,327	$309,489	$371,869	$8,065	$689,423

Balance at December 31, 2019	37,401,443	2,915,531	$340,397	$180,265	$11,724	$532,386
Net income	—	—	—	29,955	—	29,955
Other comprehensive income	—	—	—	—	13,181	13,181
Issuance of restricted stock	42,446	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(235)	—	—	(235)
Employee stock purchase program	39,253	—	520	—	—	520
Stock option exercises	87,382	—	553	—	—	553
Stock option based compensation expense	—	—	1,233	—	—	1,233
Restricted stock expense	—	—	8,269	—	—	8,269
Issuance of common stock in connection with acquisition of wholly-owned subsidiary	89,927	—	1,122	—	—	1,122
Non-voting common stock converted to voting common stock in private sale	450,000	(450,000)	—	—	—	—
Cumulative effect of accounting change for Accounting Standards Update 2016-13	—	—	—	822	—	822
Cash dividends ($0.09 per share)	—	—	—	(3,642)	—	(3,642)
Balance at September 30, 2020	38,110,451	2,465,531	$351,859	$207,400	$24,905	$584,164

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020 (unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$136,848	$29,955
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	15,894	16,545
Provision for loan and lease credit losses	11,292	32,024
Amortization of premium on securities, net of accretion	5,005	1,778
Deferred tax expense (benefit)	9,493	(7,535)
Originations of loans held for sale	(1,062,694)	(920,213)
Proceeds from sales of loans held for sale	794,892	607,588
Net gains on sale of loans held for sale	(47,023)	(34,497)
Net gain on sale of foreclosed assets	(798)	(17)
Net (gain) loss on loans accounted for under fair value option	(4,323)	8,324
Net increase in servicing assets	(50)	(2,466)
Gain on sale of investment securities available-for-sale, net	—	(1,880)
Net gain on disposal of long-lived asset	(114)	—
Net (gain) loss on disposal of property and equipment	(48)	38
Impairment on premises and equipment, net	904	1,019
Equity method investments (income) loss	4,685	5,952
Equity security investments (gains) losses, net	(44,534)	(14,802)
Renewable energy tax credit investment impairment	3,187	—
Stock option based compensation expense	1,081	1,233
Restricted stock expense	11,766	8,269
Stock based compensation excess tax benefit (shortfall)	8,882	(137)
Changes in assets and liabilities:
Lease right-of-use assets and liabilities, net	(3)	42
Other assets	4,276	(18,393)
Other liabilities	2,279	3,267
Net cash used by operating activities	(149,103)	(283,906)
Cash flows from investing activities
Purchases of securities available-for-sale	(317,711)	(343,245)
Proceeds from sales, maturities, calls, and principal paydown of securities available-for-sale	183,740	134,958
Proceeds from SBA reimbursement/sale of foreclosed assets	6,542	4,283
Maturities of certificates of deposits with other banks	500	—
Business combination, net of cash acquired	—	(895)
Loan and lease originations and principal collections, net	167,475	(2,319,862)
Proceeds from sale of long-lived asset	8,988	—
Proceeds from sale of equity security investment	15,000	—
Proceeds from sale of premises and equipment	84	4
Purchases of premises and equipment, net	(1,664)	(1,313)
Net cash provided (used) by investing activities	62,954	(2,526,070)

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

For the nine months ended September 30, 2021 and 2020 (unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities
Net increase in deposits	$1,103,785	$1,479,064
Proceeds from borrowings	594,820	1,808,033
Repayment of borrowings	(1,565,885)	(60,964)
Stock option exercises	2,857	553
Employee stock purchase program	670	520
Withholding cash issued in lieu of restricted stock and other	(17,504)	(235)
Shareholder dividend distributions	(3,880)	(3,642)
Net cash provided by financing activities	114,863	3,223,329
Net increase in cash and cash equivalents	28,714	413,353
Cash and cash equivalents, beginning	318,320	221,397
Cash and cash equivalents, ending	$347,034	$634,750

Supplemental disclosures of cash flow information
Interest paid	$51,846	$71,899
Income tax paid, net	16,546	9,049

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding (losses) gains on available-for-sale securities, net of taxes	$(13,442)	$13,181
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	10,782	10,229
Net transfers between foreclosed real estate and SBA receivable	(1,643)	116
Transfer aircraft from premises and equipment, net to held for sale assets	—	9,069
Transfer of loans held for sale to loans and leases held for investment	617,475	178,453
Transfer of loans and leases held for investment to loans held for sale	247,680	97,033
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	3,177	—
Recording of secured borrowing	3,993	—
Equity security investment commitments	2,250	—
Business combination:
Assets acquired (excluding goodwill)	—	2,523
Liabilities assumed	—	2,074
Goodwill recorded	—	1,797

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

The Company’s wholly owned subsidiaries are the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (the “Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi Advisors”).

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

General

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities Exchange Commission on February 25, 2021 (SEC File No. 001-37497) (the "2020 Form 10-K"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2020 Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2020 Form 10-K.

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

Business Combination

On April 1, 2020, the Company acquired 100% of the equity interests of JAM, a registered investment advisor based in Rocky Mount, North Carolina.  Goodwill, intangible assets and contingent consideration of $1.8 million, $2.3 million and $2.1 million, respectively, were recorded by the Company.  Intangible assets are almost entirely comprised of customer relationships that are being amortized using the straight-line method over 15 years.  As a result of this acquisition, the Bank's subsidiary Live Oak Private Wealth, LLC, has broadened service offerings to existing high-net-worth individuals and families, attracts new clients from an expanded footprint and benefits from economies of scale.  The acquisition did not materially impact the Company's financial position, results of operations or cash flows.  Given the impact of the above acquisition was immaterial to the Company and its result of operations, pro forma information has not been included.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings per share:
Net income	$33,839	$33,780	$136,848	$29,955
Weighted-average basic shares outstanding	43,329,889	40,542,696	43,061,642	40,461,479
Basic earnings per share	$0.78	$0.83	$3.18	$0.74
Diluted earnings per share:
Net income, for diluted earnings per share	$33,839	$33,780	$136,848	$29,955
Total weighted-average basic shares outstanding	43,329,889	40,542,696	43,061,642	40,461,479
Add effect of dilutive stock options and restricted stock grants	1,710,801	1,006,936	1,874,372	787,387
Total weighted-average diluted shares outstanding	45,040,690	41,549,632	44,936,014	41,248,866
Diluted earnings per share	$0.76	$0.81	$3.05	$0.73
Anti-dilutive shares	207,811	395,582	207,811	395,582

Note 4. Securities

Available-for-Sale

The carrying amount of securities and their approximate fair values are reflected in the following table:

September 30, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US government agencies	$10,443	$264	$—	$10,707
Mortgage-backed securities	834,570	18,340	8,329	844,581
Municipal bonds	3,252	340	3	3,589
Other debt securities	2,500	—	—	2,500
Total	$850,765	$18,944	$8,332	$861,377

December 31, 2020
US government agencies	$15,440	$479	$—	$15,919
Mortgage-backed securities	703,092	28,302	940	730,454
Municipal bonds	3,267	462	4	3,725
Total	$721,799	$29,243	$944	$750,098

During the three months ended September 30, 2021, two mortgage-backed securities totaling $6.2 million were settled. During the three months ended September 30, 2020, one US government agency matured at $2.0 million, one US Treasury note matured at $5.0 million, and five mortgage-backed securities totaling $10.2 million were sold resulting in a net gain of $1.2 million.

During the nine months ended September 30, 2021, one US government agency matured at $5.0 million and eight mortgage-backed securities totaling $23.1 million were settled.  During the nine months ended September 30, 2020, two US government agencies matured at $4.5 million, one US Treasury note matured at $5.0 million, eighteen mortgage-backed securities totaling $24.4 million were sold resulting in a net gain of $1.3 million, and two municipal bonds totaling $5.2 million were sold resulting in a net gain of $620 thousand.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Accrued interest receivable on available-for-sale securities totaled $1.9 million and $1.8 million at September 30, 2021 and December 31, 2020, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$421,511	$6,961	$55,902	$1,368	$477,413	$8,329
Municipal bonds	—	—	97	3	97	3
Total	$421,511	$6,961	$55,999	$1,371	$477,510	$8,332

	Less Than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$156,904	$917	$1,853	$23	$158,757	$940
Municipal bonds	—	—	96	4	96	4
Total	$156,904	$917	$1,949	$27	$158,853	$944

Management evaluates available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. The evaluation considers the extent to which the security’s fair value is less than cost, the financial condition and near-term prospects of the issuer, and intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

At September 30, 2021, there were twelve mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and one hundred twenty two mortgage-backed securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2020 were comprised of three mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and twenty-nine mortgage-backed securities in unrealized loss positions for less than 12 months.

These unrealized losses are primarily the result of non-credit-related volatility in the market and market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold the securities for a sufficient period of time to recover unrealized losses, none of the losses have been recognized in the Company’s Unaudited Condensed Consolidated Statements of Income.

All mortgage-backed securities in the Company’s portfolio at September 30, 2021 and December 31, 2020 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of investment securities by maturity:

	September 30, 2021
	Available-for-Sale
	Amortized cost	Fair value
US government agencies
One to five years	$7,509	$7,663
Five to ten years	2,934	3,044
Total	10,443	10,707
Mortgage-backed securities
Within one year	203	203
One to five years	15,649	16,415
Five to ten years	250,504	260,077
After 10 years	568,214	567,886
Total	834,570	844,581
Municipal bonds
After 10 years	3,252	3,589
Total	3,252	3,589
Other debt securities
One to five years	2,500	2,500
Total	2,500	2,500

Total	$850,765	$861,377

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

There were no securities pledged at September 30, 2021 or December 31, 2020.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Other

Other investments, largely comprised of non-marketable equity investments, are generally accounted for under the equity method or equity security accounting.  The below tables provide additional information related to investments accounted for under these two methods.

Equity Method Accounting

The carrying amount and ownership percentage of each equity investment over which the Company has significant influence at September 30, 2021 and December 31, 2020 is reflected in the following table:

	September 30, 2021		December 31, 2020
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$52,755	39.1%	$53,344	39.1%
Canapi Ventures SBIC Fund, LP (1) (3)	16,525	2.9%	14,843	3.1%
Canapi Ventures Fund, LP (2) (3)	1,881	1.5%	1,686	1.5%
Other fintech investments in private companies (4)	5,418	Various	1,634	Various
Other (5)	4,443	Various	6,421	Various
Total	$81,022		$77,928

(1)	Includes unfunded commitments of $7.6 million and $11.3 million as of September 30, 2021 and December 31, 2020, respectively.
(2)	Includes unfunded commitments of $860 thousand and $1.0 million as of September 30, 2021 and December 31, 2020, respectively.
(3)	Investee is accounted for under equity method due to the Company's participation as an investment advisor.
(4)	Other fintech investments include Finxact, Inc., Payrailz, Inc. and Kwipped, Inc.
(5)	Includes unfunded commitments of $2.9 million at December 31, 2020.

Equity Security Accounting

The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings for the nine months ended September 30, 2021, and on a cumulative basis is reflected in the following table:

	As of and for the nine month period ended September 30, 2021
	Amount	Cumulative Adjustments
Carrying value (1)	$62,341
Carrying value adjustments:
Impairment	—	$—
Upward changes for observable prices (2)	30,197	48,469
Downward changes for observable prices	—	(86)
Net upward change	$30,197	$48,383

(1)	Includes $2.6 million in unfunded commitments.
(2)	Excludes $13.9 million in realized cash gains for the sale of an investment in the second quarter of 2021.

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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost[1]	Loans Accounted for Under the Fair Value Option[2]	Total Loans and Leases
September 30, 2021
Commercial & Industrial
Small Business Banking	$1,038,352	$5,018	$6,968	$11,986	$1,050,338	$265,556	$1,315,894
Specialty Lending	687,119	—	—	—	687,119	68,427	755,546
Paycheck Protection Program	502,986	—	—	—	502,986	—	502,986
Total	2,228,457	5,018	6,968	11,986	2,240,443	333,983	2,574,426
Construction & Development
Small Business Banking	241,903	—	1,366	1,366	243,269	—	243,269
Specialty Lending	67,445	—	—	—	67,445	—	67,445
Total	309,348	—	1,366	1,366	310,714	—	310,714
Commercial Real Estate
Small Business Banking	1,549,107	4,873	8,265	13,138	1,562,245	274,756	1,837,001
Specialty Lending	251,202	—	3,384	3,384	254,586	19,460	274,046
Total	1,800,309	4,873	11,649	16,522	1,816,831	294,216	2,111,047
Commercial Land
Small Business Banking	355,810	1,832	2,055	3,887	359,697	69,843	429,540
Total	355,810	1,832	2,055	3,887	359,697	69,843	429,540
Total	$4,693,924	$11,723	$22,038	$33,761	$4,727,685	$698,042	$5,425,727
Net deferred fees							$(7,116)
Loans and Leases, Net							$5,418,611

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost[1]	Loans Accounted for Under the Fair Value Option[2]	Total Loans and Leases
December 31, 2020
Commercial & Industrial
Small Business Banking	$695,090	$10,341	$10,765	$21,106	$716,196	$308,341	$1,024,537
Specialty Lending	341,952	337	—	337	342,289	71,090	413,379
Paycheck Protection Program	1,528,180	—	—	—	1,528,180	—	1,528,180
Total	2,565,222	10,678	10,765	21,443	2,586,665	379,431	2,966,096
Construction & Development
Small Business Banking	183,087	—	—	—	183,087	—	183,087
Specialty Lending	88,890	—	3,723	3,723	92,613	—	92,613
Total	271,977	—	3,723	3,723	275,700	—	275,700
Commercial Real Estate
Small Business Banking	987,358	3,730	8,609	12,339	999,697	321,352	1,321,049
Specialty Lending	148,264	5,374	1,693	7,067	155,331	20,317	175,648
Total	1,135,622	9,104	10,302	19,406	1,155,028	341,669	1,496,697
Commercial Land
Small Business Banking	329,638	—	2,243	2,243	331,881	94,274	426,155
Total	329,638	—	2,243	2,243	331,881	94,274	426,155
Total	$4,302,459	$19,782	$27,033	$46,815	$4,349,274	$815,374	$5,164,648
Net deferred fees							$(19,718)
Loans and Leases, Net							$5,144,930

(1)

Total loans and leases include $2.31 billion of U.S. government guaranteed loans as of September 30, 2021, of which $14.0 million is 90 days or more past due, $8.1 million is past due 30-89 days and $2.29 billion are current.  Total loans and leases include $2.61 billion of U.S. government guaranteed loans as of December 31, 2020, of which $12.9 million is 90 days or more past due, $16.7 million is past due 30-89 days and $2.58 billion are current.

(2)	The Company measures the carrying value of the retained portion of loans sold at fair value under ASC Subtopic 825-10. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Credit Quality Indicators

The following tables present asset quality indicators by portfolio class and origination year.  See Note 5. Loans and Leases Held for Investment and Credit Quality in the Company’s 2020 Form 10-K for additional discussion around the asset quality indicators that the Company uses to manage and monitor credit risk.

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total[1,2]
September 30, 2021
Small Business Banking
Risk Grades 1 - 4	$738,982	$890,756	$539,137	$337,509	$217,673	$138,604	$29,622	$1,497	$2,893,780
Risk Grade 5	8,248	23,945	77,220	63,090	40,701	17,757	17,471	511	248,943
Risk Grades 6 - 8	—	4,786	18,187	15,784	15,144	17,672	869	384	72,826
Total	747,230	919,487	634,544	416,383	273,518	174,033	47,962	2,392	3,215,549
Specialty Lending
Risk Grades 1 - 4	433,189	246,483	81,492	48,171	51,388	—	80,169	971	941,863
Risk Grade 5	2,576	17,305	4,666	5,635	17,285	—	4,359	672	52,498
Risk Grades 6 - 8	—	17	3,256	8,102	—	3,384	30	—	14,789
Total	435,765	263,805	89,414	61,908	68,673	3,384	84,558	1,643	1,009,150
Paycheck Protection Program
Risk Grades 1 - 4	383,013	119,973	—	—	—	—	—	—	502,986
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	—	—	—	—	—	—	—
Total	383,013	119,973	—	—	—	—	—	—	502,986
Total	$1,566,008	$1,303,265	$723,958	$478,291	$342,191	$177,417	$132,520	$4,035	$4,727,685

	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total[1,2]
December 31, 2020
Small Business Banking
Risk Grades 1 - 4	$724,506	$475,593	$287,712	$230,653	$159,877	$59,065	$32,373	$1,392	$1,971,171
Risk Grade 5	16,080	59,595	62,857	44,478	11,203	3,666	2,131	212	200,222
Risk Grades 6 - 8	81	8,976	14,639	15,090	11,424	8,418	631	209	59,468
Total	740,667	544,164	365,208	290,221	182,504	71,149	35,135	1,813	2,230,861
Specialty Lending
Risk Grades 1 - 4	296,537	96,553	48,930	40,626	—	—	55,229	632	538,507
Risk Grade 5	7,672	6,379	2,752	18,718	—	—	1,711	—	37,232
Risk Grades 6 - 8	—	—	8,635	—	5,782	—	77	—	14,494
Total	304,209	102,932	60,317	59,344	5,782	—	57,017	632	590,233
Paycheck Protection Program
Risk Grades 1 - 4	1,528,180	—	—	—	—	—	—	—	1,528,180
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	—	—	—	—	—	—	—
Total	1,528,180	—	—	—	—	—	—	—	1,528,180
Total	$2,573,056	$647,096	$425,525	$349,565	$188,286	$71,149	$92,152	$2,445	$4,349,274

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)

Total loans and leases include $2.31 billion of U.S. government guaranteed loans as of September 30, 2021, segregated by risk grade as follows: Risk Grades 1 – 4 = $2.12 billion, Risk Grade 5 = $139.3 million, Risk Grades 6 – 8 = $53.0 million. As of December 31, 2020, total loans and leases include $2.61 billion of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $2.44 billion, Risk Grade 5 = $128.0 million, Risk Grades 6 – 8 = $40.9 million. Total loans and leases exclude loans accounted for under the fair value option.

(2)	Excludes $698.0 million and $815.4 million of loans accounted for under the fair value option as of September 30, 2021 and December 31, 2020, respectively.

Nonaccrual Loans and Leases

As of September 30, 2021 and December 31, 2020 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three and nine months ended September 30, 2021 and 2020. Nonaccrual loans and leases are generally included in the held for investment portfolio. Accrued interest receivable on loans totaled $31.2 million and $41.0 million at September 30, 2021 and December 31, 2020, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Nonaccrual loans and leases held for investment as of September 30, 2021 and December 31, 2020 are as follows:

September 30, 2021	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$22,147	$15,929	$6,218	$3,906
Payroll Protection Program	1,482	1,482	—	—
Total	23,629	17,411	6,218	3,906
Construction & Development
Small Business Banking	1,366	1,201	165	—
Specialty Lending	3,440	—	3,440	3,440
Total	4,806	1,201	3,605	3,440
Commercial Real Estate
Small Business Banking	10,801	3,852	6,949	6,016
Specialty Lending	8,046	4,883	3,163	3,163
Total	18,847	8,735	10,112	9,179
Commercial Land
Small Business Banking	2,056	1,541	515	—
Total	2,056	1,541	515	—
Total	$49,338	$28,888	$20,450	$16,525

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$17,992	$12,046	$5,946	$—
Total	17,992	12,046	5,946	—
Construction & Development
Specialty Lending	3,723	—	3,723	3,723
Total	3,723	—	3,723	3,723
Commercial Real Estate
Small Business Banking	15,085	6,725	8,360	5,327
Specialty Lending	7,068	5,533	1,535	—
Total	22,153	12,258	9,895	5,327
Commercial Land
Small Business Banking	2,242	1,728	514	—
Total	2,242	1,728	514	—
Total	$46,110	$26,032	$20,078	$9,050
(1)	Excludes nonaccrual loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of September 30, 2021 and December 31, 2020:

	Total Collateral Dependent Loans			Unguaranteed Portion
September 30, 2021	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$954	$4,359	$178	$206	$302	$46	$19
Total	954	4,359	178	206	302	46	19
Construction & Development
Small Business Banking	1,354	—	—	153	—	—	5
Total	1,354	—	—	153	—	—	5
Commercial Real Estate
Small Business Banking	6,051	990	64	4,470	14	13	83
Specialty Lending	3,391	—	—	2,004	—	—	—
Total	9,442	990	64	6,474	14	13	83
Commercial Land
Small Business Banking	3,894	—	—	2,414	—	—	295
Total	3,894	—	—	2,414	—	—	295
Total	$15,644	$5,349	$242	$9,247	$316	$59	$402

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Total Collateral Dependent Loans			Unguaranteed Portion
December 31, 2020	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$1,279	$9,440	$197	$531	$4,077	$66	$1,281
Total	1,279	9,440	197	531	4,077	66	1,281
Construction & Development
Specialty Lending	3,767	—	—	3,767	—	—	—
Total	3,767	—	—	3,767	—	—	—
Commercial Real Estate
Small Business Banking	11,568	258	332	6,873	9	335	175
Specialty Lending	13,196	—	—	7,663	—	—	23
Total	24,764	258	332	14,536	9	335	198
Commercial Land
Small Business Banking	2,263	—	—	534	—	—	302
Total	2,263	—	—	534	—	—	302
Total	$32,073	$9,698	$529	$19,368	$4,086	$401	$1,781

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Allowance for Credit Losses - Loans and Leases

During the quarter ended September 30, 2021, management updated the Company’s policy for estimating expected credit losses on certain relationships that would otherwise meet the criteria for individual evaluation. Relationships with unguaranteed exposure of less than $250 thousand are now collectively evaluated using an average of loss rates applied to individually evaluated relationships with unguaranteed exposure between $250 thousand and $1.0 million. See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2020 Form 10-K for further description of the methodologies used to estimate the allowance for credit losses.

The following table details activity in the allowance for credit losses (“ACL”) by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
September 30, 2021
Beginning Balance	$27,439	$6,232	$22,162	$2,014	$57,847
Charge offs	(2,535)	—	—	—	(2,535)
Recoveries	12	—	38	—	50
Provision	3,883	(1,941)	2,392	(15)	4,319
Ending Balance	$28,799	$4,291	$24,592	$1,999	$59,681
September 30, 2020
Beginning Balance	$21,503	$4,861	$16,097	$1,622	$44,083
Charge offs	—	—	(10,155)	—	(10,155)
Recoveries	8	—	—	—	8
Provision	(567)	131	10,842	(132)	10,274
Ending Balance	$20,944	$4,992	$16,784	$1,490	$44,210

Nine Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
September 30, 2021
Beginning Balance	$26,941	$5,663	$18,148	$1,554	$52,306
Charge offs	(2,912)	(262)	(2,691)	(12)	(5,877)
Recoveries	158	—	1,802	—	1,960
Provision	4,612	(1,110)	7,333	457	11,292
Ending Balance	$28,799	$4,291	$24,592	$1,999	$59,681
September 30, 2020
Beginning Balance, prior to adoption of ASC 326	$15,757	$2,732	$8,427	$1,318	$28,234
Impact of adopting ASC 326	(4,561)	1,131	1,916	193	(1,321)
Charge offs	(4,170)	—	(10,264)	(408)	(14,842)
Recoveries	72	—	43	—	115
Provision	13,846	1,129	16,662	387	32,024
Ending Balance	$20,944	$4,992	$16,784	$1,490	$44,210

During the three and nine months ended September 30, 2021, increases to the ACL were primarily related to loan growth which has outpaced the improvement in forecasted unemployment rates and other conditions related to the COVID-19 pandemic. Unemployment rates were forecasted for twelve months followed by a twelve-month straight-line reversion period. Additionally, the provision expense was impacted by net charge-offs during the periods.

During the three and nine months ended September 30, 2020, increases to the ACL were primarily related to the severity of forecasted unemployment rates and ongoing developments as a result of the COVID-19 pandemic. Unemployment rates were forecasted for twelve months followed by a twelve-month straight-line reversion period. Additionally, the provision expense was impacted by loan and lease growth and net charge-offs during the periods.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables represent the types of TDRs that were made during the periods presented:

	Three Months Ended September 30, 2021
	Interest Only		Payment Deferral		Extend Amortization		Other		Total TDRs(1)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial Real Estate
Small Business Banking	—	$—	1	$2,830	—	$—	—	$—	1	$2,830
Total	—	—	1	2,830	—	—	—	—	1	2,830
Total	—	$—	1	$2,830	—	$—	—	$—	1	$2,830
(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

	Nine Months Ended September 30, 2021
	Interest Only		Payment Deferral		Extend Amortization		Other(1)		Total TDRs(2)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	3	$6,097	—	$—	—	$—	3	$6,097
Total	—	—	3	6,097	—	—	—	—	3	6,097
Commercial Real Estate
Small Business Banking	—	—	5	6,613	—	—	1	3,124	6	9,737
Total	—	—	5	6,613	—	—	1	3,124	6	9,737
Total	—	$—	8	$12,710	—	$—	1	$3,124	9	$15,834

(1)	Includes one small business banking loan with extend amortization and a rate concession TDR.
(2)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

	Three Months Ended September 30, 2020
	Interest Only		Payment Deferral		Extend Amortization		Other		Total TDRs(1)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	1	$24	—	$—	—	$—	1	$24
Specialty Lending	—	—	—	—	1	116	—	—	1	116
Total	—	—	1	24	1	116	—	—	2	140
Construction & Development
Small Business Banking	—	—	—	—	1	879	—	—	1	879
Total	—	—	—	—	1	879	—	—	1	879
Commercial Real Estate
Small Business Banking	—	—	1	326	—	—	—	—	1	326
Specialty Lending	—	—	1	3,627	—	—	—	—	1	3,627
Total	—	—	2	3,953	—	—	—	—	2	3,953
Total	—	$—	3	$3,977	2	$995	—	$—	5	$4,972
(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2020
	Interest Only		Payment Deferral		Extend Amortization		Other		Total TDRs(1)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	6	$1,903	—	$—	—	$—	6	$1,903
Specialty Lending	—	—	—	—	2	526	—	—	2	526
Total	—	—	6	1,903	2	526	—	—	8	2,429
Construction & Development
Small Business Banking	—	—	—	—	1	879	—	—	1	879
Total	—	—	—	—	1	879	—	—	1	879
Commercial Real Estate
Small Business Banking	—	—	2	3,738	—	—	—	—	2	3,738
Specialty Lending	—	—	1	3,627	—	—	—	—	1	3,627
Total	—	—	3	7,365	—	—	—	—	3	7,365
Commercial Land
Small Business Banking	—	—	—	—	1	4,885	—	—	1	4,885
Total	—	—	—	—	1	4,885	—	—	1	4,885
Total	—	$—	9	$9,268	4	$6,290	—	$—	13	$15,558
(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

One TDR that was modified within the twelve months ended September 30, 2021 subsequently defaulted during the nine months ended September 30, 2021. The TDR that defaulted was a Commercial Real Estate Small Business Banking loan that had previously been modified for a payment deferral and had a recorded investment of $50 thousand at September 30, 2021. No TDRs that were modified within the twelve months ended September 30, 2021 subsequently defaulted during the three months ended September 30, 2021.

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

	September 30, 2021	December 31, 2020
Gross direct finance lease payments receivable	$8,276	$10,629
Less – unearned interest	(1,159)	(1,685)
Net investment in direct financing leases	$7,117	$8,944

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Future minimum lease payments under finance leases are as follows:

As of September 30, 2021	Amount
2021	$683
2022	2,620
2023	2,182
2024	1,570
2025	1,104
Thereafter	117
Total	$8,276

Interest income of $159 thousand and $199 thousand was recognized in the three months ended September 30, 2021 and 2020, respectively. Interest income of $517 thousand and $644 thousand was recognized in the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021 and December 31, 2020, the Company had a net investment of $126.3 million and $134.5 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $163.4 million and $164.3 million as of September 30, 2021 and December 31, 2020, respectively, and accumulated depreciation was $37.1 million and $29.8 million as of September 30, 2021 and December 31, 2020, respectively. Depreciation expense recognized on these assets for the three and nine months ended September 30, 2021 and 2020 was $2.4 million and $7.3 million, respectively.

Lease income of $2.4 million was recognized in the three months ended September 30, 2021 and 2020. Lease income of $7.2 million and $7.1 million were recognized in the nine months ended September 30, 2021 and 2020, respectively.

A maturity analysis of future minimum lease payments to be received under non-cancelable operating leases is as follows:

As of September 30, 2021	Amount
2021	$1,969
2022	9,044
2023	9,075
2024	8,808
2025	8,935
Thereafter	31,175
Total	$69,006

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Servicing Assets

Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.26 billion and $2.21 billion at September 30, 2021 and December 31, 2020, respectively. The unpaid principal balance for all loans serviced for others was $3.21 billion at September 30, 2021 and December 31, 2020.

The following summarizes the activity pertaining to servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$36,966	$33,834	$33,918	$35,365
Additions, net	2,880	1,936	7,616	6,668
Fair value changes:
Due to changes in valuation inputs or assumptions	(2,768)	3,758	119	1,596
Decay due to increases in principal paydowns or runoff	(3,110)	(1,697)	(7,685)	(5,798)
Balance at end of period	$33,968	$37,831	$33,968	$37,831

The fair value of servicing rights was determined using a weighted average discount rate of 12.3% on September 30, 2021 and 9.1% on September 30, 2020. The fair value of servicing rights was determined using a weighted average prepayment speed of 16.7% on September 30, 2021 and 19.1% on September 30, 2020, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Borrowings

Total outstanding borrowings consisted of the following:

	September 30, 2021	December 31, 2020
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$45,069	$—

In September 2020, the Company renewed a $50.0 million revolving line of credit originally issued in 2017 with a third party correspondent bank. On October 20, 2021, the Company renewed and increased the revolving line of credit from $50.0 million to $100.0 million. The line of credit is unsecured and accrues interest at 30-day SOFR plus 1.25%, with a minimum rate of 2.75% and maximum rate of 4.75%, for a term of 36 months.  Payments are interest only with all unpaid principal and accrued interest due on maturity at October 10, 2024. There was $50.0 million of available credit remaining at September 30, 2021.

	—	14,488

In April 2020, the Company entered into the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF"). Under the PPPLF, advances must be secured by pledges of loans to small businesses originated by the Company under the U.S. Small Business Administration's 7(a) loan program titled the Paycheck Protection Program. The PPPLF accrues interest at thirty-five basis points and matures at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, ranging from April 6, 2022 to May 5, 2026, and will be accelerated on and to the extent of any 7(a) loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company shall repay the advance plus accrued interest. This $526.0 million borrowing was fully advanced at September 30, 2021.

	525,953	1,527,596
Other long term debt(1)	3,999	9
Total borrowings	$575,021	$1,542,093

(1)	Includes finance leases and loan participations accounted for as secured borrowings.

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $167.5 million as of September 30, 2021 and December 31, 2020. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of September 30, 2021 and December 31, 2020.

The Company has entered into a repurchase agreement with a third party for $5.0 million as of September 30, 2021 and December 31, 2020.  At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received.  The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of September 30, 2021 and December 31, 2020.

On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. At September 30, 2021 and December 31, 2020, the Company had approximately $2.04 billion and $2.01 billion, respectively, in borrowing capacity available under these agreements.  There are no advances outstanding and no collateral pledged as of September 30, 2021 and December 31, 2020.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $2.27 billion and $2.22 billion as of September 30, 2021 and December 31, 2020, respectively.  At September 30, 2021 and December 31, 2020, the Company had approximately $1.87 billion and $1.77 billion, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of September 30, 2021 and December 31, 2020.

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

The table below provides a rollforward of the Level 3 equity warrant asset fair values.

	Three Months Ended September 30,		Nine Months Ended September 30,
Equity Warrant Assets	2021	2020	2021	2020
Balance at beginning of period	$1,580	$855	$908	$570
Issuances	135	—	172	179
Net gains on derivative instruments	310	14	1,080	120
Settlements	(353)	—	(488)	—
Balance at end of period	$1,672	$869	$1,672	$869

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2021	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$10,707	$—	$10,707	$—
Mortgage-backed securities	844,581	—	844,581	—
Municipal bonds[1]	3,589	—	3,492	97
Other debt securities	2,500	—	2,500	—
Loans held for sale	27,366	—	—	27,366
Loans held for investment	698,042	—	—	698,042
Servicing assets[2]	33,968	—	—	33,968
Mutual fund	2,379	—	2,379	—
Equity warrant assets	1,672	—	—	1,672
Total assets at fair value	$1,624,804	$—	$863,659	$761,145

December 31, 2020	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$15,919	$—	$15,919	$—
Mortgage-backed securities	730,454	—	730,454	—
Municipal bonds[1]	3,725	—	3,629	96
Loans held for sale	36,111	—	—	36,111
Loans held for investment	815,374	—	—	815,374
Servicing assets[2]	33,918	—	—	33,918
Mutual fund	2,351	—	2,351	—
Equity warrant assets	908	—	—	908
Total assets at fair value	$1,638,760	$—	$752,353	$886,407

(1)

During the three and nine months ended September 30, 2021, the Company recorded a fair value adjustment gain of $1 thousand. During the three and nine months ended September 30, 2020, the Company recorded a fair value adjustment gain of $1 thousand and $3 thousand, respectively.

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

There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at September 30, 2021 or December 31, 2020. The unpaid principal balance of unguaranteed exposure for nonaccruals was $7.9 million and $6.9 million at September 30, 2021 and December 31, 2020, respectively.

The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at September 30, 2021 and December 31, 2020.

	September 30, 2021
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$27,366	$28,839	$(1,473)	$—	$—	$—	$—	$—	$—
Loans held for investment	698,042	720,456	(22,414)	43,011	47,184	(4,173)	24,100	27,252	(3,152)
	$725,408	$749,295	$(23,887)	$43,011	$47,184	$(4,173)	$24,100	$27,252	$(3,152)

	December 31, 2020
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$36,111	$38,135	$(2,024)	$—	$—	$—	$—	$—	$—
Loans held for investment	815,374	845,082	(29,708)	35,499	39,318	(3,819)	25,532	28,741	(3,209)
	$851,485	$883,217	$(31,732)	$35,499	$39,318	$(3,819)	$25,532	$28,741	$(3,209)

The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended September 30,		Nine Months Ended September 30,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2021	2020	2021	2020
Loans held for sale	$85	$109	$549	$123
Loans held for investment	(1,115)	3,294	3,774	(8,447)
	$(1,030)	$3,403	$4,323	$(8,324)

Gains/(losses) related to borrower-specific credit risk were $81 thousand and $(212) thousand for the three and nine months ended September 30, 2021, respectively, and $(1.5) million and $(3.3) million for the three and nine months ended September 30, 2020, respectively.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans held for sale	2021	2020	2021	2020
Balance at beginning of period	$29,048	$32,071	$36,111	$16,198
Issuances & repurchases	—	4,560	—	20,759
Fair value changes	85	109	549	123
Sales	—	(6,082)	—	(6,082)
Settlements	(1,767)	(215)	(9,294)	(555)
Balance at end of period	$27,366	$30,443	$27,366	$30,443

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans held for investment	2021	2020	2021	2020
Balance at beginning of period	$743,226	$834,602	$815,374	$824,520
Issuances & repurchases	10,005	37,346	31,790	136,718
Fair value changes	(1,115)	3,294	3,774	(8,447)
Settlements	(54,074)	(29,495)	(152,896)	(107,044)
Balance at end of period	$698,042	$845,747	$698,042	$845,747

Non-recurring Fair Value

The following sections provide a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the fair value hierarchy:

Collateral-dependent loans: Loans are considered collateral-dependent when the Company has determined that foreclosure of the collateral is probable or when a borrower is experiencing financial difficulty and the loan is expected to be repaid substantially through the operation or sale of collateral. A collateral-dependent loan’s ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan’s collateral is determined by appraisals, independent valuation, or management’s estimation of fair value which is then adjusted for the cost related to liquidation of the collateral. Collateral-dependent loans are generally classified as Level 3 based on management’s judgment and estimation. Loans with agreed upon sales prices are classified as Level 1.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

September 30, 2021	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$919	$—	$—	$919
Foreclosed assets	883	—	—	883
Total assets at fair value	$1,802	$—	$—	$1,802

December 31, 2020	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$4,159	$—	$—	$4,159
Foreclosed assets	4,155	—	—	4,155
Long-lived asset held for sale	8,874	8,874	—	—
Equity security investment with a non-readily determinable fair value	25,367	—	25,367	—
Total assets at fair value	$42,555	$8,874	$25,367	$8,314

Level 3 Analysis

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2021 and December 31, 2020 the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2021

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$97	Discounted expected cash flows	Discount rate Prepayment speed	4.8% 5.0%
Loans held for sale	$27,366	Discounted expected cash flows	Discount rate Prepayment speed	5.1% to 21.4% WAVG 18.0%
Loans held for investment	$698,042	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 72.0% (WAVG 1.4%) 5.1% to 21.4% WAVG 18.0% 10.0% to 75.0%
Equity warrant assets	$1,672	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	26.4-88.9% 0.98% to 1.48% 20.0% 4-10 years
Non-recurring fair value
Collateral-dependent loans	$919	Discounted appraisals	Appraisal adjustments (1)	10.0% to 65.0%
Foreclosed assets	$883	Discounted appraisals	Appraisal adjustments (1)	4.0% to 10.0%

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$96	Discounted expected cash flows	Discount rate Prepayment speed	4.3% 5.0%
Loans held for sale	$36,111	Discounted expected cash flows	Discount rate Prepayment speed	4.2% to 18.5% WAVG 19.0%
Loans held for investment	$815,374	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 73.2% (WAVG 1.5%) 4.2% to 18.5% WAVG 19.0% 10.0% to 83.0%
Equity warrant assets	$908	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	26.5-87.1% 0.36% to 0.93% 20.0% 5-10 years
Non-recurring fair value
Collateral-dependent loans	$4,159	Discounted appraisals	Appraisal adjustments (1)	10.0% to 83.0%
Foreclosed assets	$4,155	Discounted appraisals	Appraisal adjustments (1)	10.0% to 20.0%
(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the consolidated balance sheets.

The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

September 30, 2021	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$336,362	$336,362	$—	$—	$336,362
Federal funds sold	10,672	10,672	—	—	10,672
Certificates of deposit with other banks	6,000	6,253	—	—	6,253
Loans held for sale	1,015,390	—	—	1,116,657	1,116,657
Loans and leases, net of allowance for credit losses on loans and leases	4,660,888	—	—	4,790,033	4,790,033
Financial liabilities
Deposits	6,816,613	—	6,690,754	—	6,690,754
Borrowings	575,021	—	—	562,932	562,932

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$297,167	$297,167	$—	$—	$297,167
Federal funds sold	21,153	21,153	—	—	21,153
Certificates of deposit with other banks	6,500	6,906	—	—	6,906
Loans held for sale	1,139,359	—	—	1,235,122	1,235,122
Loans and leases, net of allowance for credit losses on loans and leases	4,277,250	—	—	4,366,489	4,366,489
Financial liabilities
Deposits	5,712,828	—	5,711,781	—	5,711,781
Borrowings	1,542,093	—	—	1,542,171	1,542,171

Note 10. Commitments and Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

On March 12, 2021, a purported class action was filed against the Company in the United States District Court for the Eastern District of North Carolina, Joseph McAlear, individually and on behalf of all others similarly situated v. Live Oak Bancshares, Inc. et al.  The complaint alleges the existence of an agreement between the Company, nCino, Inc. and Apiture, LLC in which those companies purportedly sought to restrain the mobility of employees in violation of antitrust laws by agreeing not to solicit or hire each other’s employees.  The complaint alleges violations of Section 1 of the federal Sherman Act (15 U.S.C. § 1) and violations of Sections 75-1 and 75-2 of the North Carolina General Statutes.  The plaintiff seeks monetary damages, including treble damages, entitlement to restitution, disgorgement, attorneys’ fees, and pre- and post-judgment interest.  On October 12, 2021, the Company reached an agreement to settle the case with a proposed class of all persons (with certain exclusions) employed by the Company or its wholly-owned subsidiary, Live Oak Banking Company, Apiture, Inc. or nCino, Inc. in North Carolina at any time from January 27, 2017, through March 31, 2021.  In the agreement, the Company agreed to pay $3.9 million.  On October 13, 2021, the plaintiff filed a motion for preliminary approval of the settlement, and that motion remains pending before the court.

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

	September 30, 2021	December 31, 2020
Commitments to extend credit	$2,687,933	$2,054,910
Standby letters of credit	9,150	22,913
Total unfunded off-balance-sheet credit risk	$2,697,083	$2,077,823

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

The balance of the allowance for off-balance sheet credit exposures was $611 thousand and $746 thousand at September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company had unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $11.0 million and $15.8 million, respectively.

Concentrations of Credit Risk

The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $15.0 million, except for 25 relationships that have a retained unguaranteed exposure of $637.7 million of which $284.8 million of the unguaranteed exposure has been disbursed.

Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $69.0 million, of which $21.2 million is due from one relationship.

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

Stock Options

There were no stock options granted during the three and nine months ended September 30, 2021.

At September 30, 2021, unrecognized compensation costs relating to stock options amounted to $1.2 million which will be recognized over a weighted average period of 0.98 years.

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

There were no Market RSUs granted during the three and nine months ended September 30, 2021.

For the nine months ended September 30, 2021, 575,500 Market RSUs met the performance stock price condition for the $45.00, $48.00, $50.00 and $55.00 stock price for twenty (20) consecutive trading days. For the nine months ended September 30, 2021, the remaining expense of $3.7 million was fully recognized due to the accelerated vesting.  The weighted average grant date fair value for the 575,500 vested Market RSUs was $7.62.

There are no remaining Market RSUs at September 30, 2021.

For the three months ended September 30, 2021, 339,118 RSUs were granted with a weighted average grant date fair value of $61.11. For the nine months ended September 30, 2021, 1,155,694 RSUs were granted with a weighted average grant date fair value of $54.01. Of the RSUs granted in the nine-month period, 288,680 were awarded in connection with annual long term incentive stock compensation and 500,000 were awarded as a special retention RSU award.

At September 30, 2021, unrecognized compensation costs relating to RSUs amounted to $67.0 million which will be recognized over a weighted average period of 4.80 years.

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

	Banking	Fintech	Other	Consolidated
Three Months Ended September 30, 2021
Interest income	$92,783	$—	$3	$92,786
Interest expense	14,667	—	384	15,051
Net interest income (loss)	78,116	—	(381)	77,735
Provision for loan and lease credit losses	4,319	—	—	4,319
Noninterest income	27,041	(283)	(1,482)	25,276
Noninterest expense	52,423	1,223	1,813	55,459
Income tax expense (benefit)	9,363	(206)	237	9,394
Net income (loss)	$39,052	$(1,300)	$(3,913)	$33,839
Total assets	$7,984,677	$113,117	$39,547	$8,137,341
Three Months Ended September 30, 2020
Interest income	$75,068	$—	$10	$75,078
Interest expense	23,679	—	36	23,715
Net interest income (loss)	51,389	—	(26)	51,363
Provision for loan and lease credit losses	10,274	—	—	10,274
Noninterest income	31,757	14,699	588	47,044
Noninterest expense	41,005	1,113	532	42,650
Income tax expense	7,942	3,478	283	11,703
Net income (loss)	$23,925	$10,108	$(253)	$33,780
Total assets	$7,998,576	$93,727	$1,078	$8,093,381

	Banking	Fintech	Other	Consolidated
Nine Months Ended September 30, 2021
Interest income	$268,856	$129	$25	$269,010
Interest expense	48,967	—	896	49,863
Net interest income (loss)	219,889	129	(871)	219,147
Provision for loan and lease credit losses	11,292	—	—	11,292
Noninterest income	82,459	42,361	1,624	126,444
Noninterest expense	158,877	3,355	9,057	171,289
Income tax expense (benefit)	19,143	10,008	(2,989)	26,162
Net income (loss)	$113,036	$29,127	$(5,315)	$136,848
Total assets	$7,984,677	$113,117	$39,547	$8,137,341
Nine Months Ended September 30, 2020
Interest income	$205,269	$—	$99	$205,368
Interest expense	72,623	—	323	72,946
Net interest income (loss)	132,646	—	(224)	132,422
Provision for loan and lease credit losses	32,024	—	—	32,024
Noninterest income	60,842	12,884	1,471	75,197
Noninterest expense	132,988	3,971	3,282	140,241
Income tax expense (benefit)	5,778	2,987	(3,366)	5,399
Net income	$22,698	$5,926	$1,331	$29,955
Total assets	$7,998,576	$93,727	$1,078	$8,093,381

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

•	adverse results, including related fees and expenses, from pending or future lawsuits, government investigations or private actions;
•	other risk factors listed from time to time in reports that the Company files with the SEC, including those described under “Risk Factors” in this Report; and
•	the Company’s success at managing the risks involved in the foregoing.

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

Financial position and results of operations

Relating to our September 30, 2021 financial condition and results of operations, improving conditions around COVID-19 continued to have a positive impact on the allowance for credit losses (“ACL”) on loans and leases and net interest income while these same improving conditions were mitigated by current market fluctuations influencing loans carried at fair value, loan servicing asset revaluation and net gains on sales of loans, as discussed below in MD&A.  With improving conditions, the ACL and resulting provision for loan and lease credit losses continue to slowly return to pre-pandemic levels relative to credit exposure.  The Company continues to monitor pandemic-at-risk verticals, and is seeing a substantial number of borrowers showing signs of recovery by making regular payments in the absence of payment deferrals and payment subsidies provided by the SBA.  Accordingly, total credit related reserves were also positively impacted by this continued improvement during the third quarter.  Refer to the discussion of the ACL and loans at fair value in Notes 5 and 9, respectively, of the Unaudited Condensed Consolidated Financial Statements as well as further discussion below in MD&A.  The net interest margin continued to be positively impacted by the continued recognition of Paycheck Protection Program (“PPP”) income as discussed more fully below in MD&A.  Should economic conditions worsen, the Company could experience significant levels of provision in the ACL and negative fair value marks and record additional credit or market related loss expense. It is also possible that the Company’s asset quality measures could worsen at future measurement periods if there is a continued resurgence of COVID-19 cases or variants.

The income from gain on sale of loans in future periods could also be reduced due to COVID-19, the termination of pandemic response programs or other economic factors.  At this time, the Company is unable to project the materiality of such impacts but anticipates that the breadth of the economic impact could impact gains in future periods.

Interest income could be further reduced due to COVID-19.  In accordance with guidance from banking regulators, the Company has worked and continues to work with COVID-19 affected borrowers to help defer their payments, interest, and fees.  In addition to regulatory relief on deferrals from banking regulators, payment relief was available from the SBA for certain loans guaranteed by that agency pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and subsequently by the below discussed Economic Aid Act.   While interest will still accrue to interest income through GAAP accounting, should eventual credit losses on these loans with deferred payments emerge, interest income accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  As of September 30, 2021, the Company carried $302 thousand in accrued interest on outstanding loans with deferrals made to COVID-19 affected borrowers. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 borrowers, but recognizes the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of September 30, 2021, all of the Company’s capital ratios, and the Bank’s capital ratios, were in excess of all minimum regulatory requirements.  While the Company believes that capital is sufficient to withstand a double-dip economic recession if brought about by a resurgence in COVID-19, reported and regulatory capital ratios could be adversely impacted by further credit losses.  The Company relies on cash on hand as well as dividends from the Bank to service any debt at the Company.  If our capital deteriorates such that the Bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt.

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

The Federal Reserve created the Paycheck Protection Program Liquidity Facility (“PPPLF”) to help provide financing for the origination of PPP loans.  The PPPLF extends loans to banks that have loaned money to small businesses under the PPP, discussed in more detail below. Amounts borrowed are non-recourse and have a 100% advance rate equal to the principal amount of PPP loans pledged as security. In addition, loans financed under the PPPLF have a neutral impact on regulatory leverage capital ratios.  The maturity date of a borrowing under the PPPLF is equal to the maturity date of the PPP loan pledged to secure the borrowing and would be accelerated (i) if the underlying PPP loan goes into default and is transferred to the SBA to realize on the SBA guarantee or (ii) to the extent that any loan forgiveness reimbursement is received from the SBA. Borrowings under the PPPLF bear interest at a rate of 0.35%, and there are no fees paid by the Company.  As of September 30, 2021, the Company had outstanding borrowings of $526.0 million from the PPPLF.

Lending operations and accommodations to borrowers

With the establishment of the PPP administered by the SBA, the Company implemented new loan programs and systems using its technology platform while participating in assisting its customers and other small businesses in need of resources through the program.  PPP loans earn interest at 1% and currently have a two-year or five-year contractual term depending on the origination date.  For the earlier loans with a two-year term there is an option to extend to five years if agreed upon by the borrower and lender. The Company continues to receive substantial levels of forgiveness for these loans.  As of September 30, 2021, the Company carried 3,211 PPP loans on its balance sheet representing a book balance of $489.8 million, which includes $13.2 million in net deferred fees, expected to be amortized and recognized in interest income over the remaining lives of the loans.  In comparison, the Company carried 6,580 PPP loans on its balance sheet with a book balance of $927.3 million at June 30, 2021.  The Company recognized $10.9 million and $39.3 million of interest income in the third quarter and first nine months of 2021, respectively, related to amortization of net PPP fees.  Loans funded through the PPP are fully guaranteed by the SBA, subject to the terms and conditions of the program. Should those circumstances change, the Company could be required to record additional credit loss expense through earnings.

With the passage of the CARES Act on March 27, 2020, the SBA was making six months of principal and interest payments on all fully disbursed SBA 7(a) and SBA Express loans in regular servicing status that closed by September 25, 2020.   In addition, with regulatory guidance to work with borrowers during this unprecedented situation, the Company has also mobilized to provide a payment deferral program when needed by customers that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company was deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days.  In accordance with interagency guidance issued in March 2020, these short-term deferrals were not considered troubled debt restructurings.  After 60 or 90 days, borrowers may apply for an additional deferral.  In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as a troubled debt restructuring, nor are loans granted payment deferrals related to COVID-19 placed on non-accrual (provided the loans were not past due or on non-accrual status prior to the deferral). At September 30, 2021, and December 30, 2020, the Company estimated that as a percentage of total loans and leases at amortized cost, excluding PPP loans, 8% and 20%, respectively, of its loans were receiving the six months of payments from the SBA and that 0.5% and 11%, respectively, of its loans had a payment deferral in place.  The decrease in loans on payment deferral was largely a product of the Economic Aid Act introduced late in 2020, as discussed below.   The Company estimated that 8% of its loans and leases at amortized cost, excluding PPP loans, were receiving payments from the SBA and that 0.5% had a payment deferral in place as of October 31, 2021.  On October 2, 2020, the SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers.  As of October 31, 2021, the Company has received approximately $1.90 billion in PPP loan forgiveness from approximately 12,600, or 85% of total PPP loans originated by count.

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

Credit

While some industries have experienced and continue to experience impacts as a result of COVID-19, the Company has $472.5 million in total unguaranteed exposure in six verticals considered by management to be “at-risk” of significant impact: hotels, educational services, wine and craft beverage, entertainment centers, fitness centers, and quick service restaurants, each comprising $127.5 million or 4.1%, $117.9 million or 3.8%, $97.8 million or 3.1%, $49.0 million or 1.6%, $41.3 million or 1.3%, and $39.0 million or 1.3% of total unguaranteed loans and leases (all at amortized cost, inclusive of loans carried at fair value) as of September 30, 2021, respectively.  A substantial number of borrowers continue to show signs of recovery by making regular payments in the absence of payment deferrals and payment subsidies provided by the SBA.  As of September 30, 2021 there are only 17 loans with an aggregate balance of $20.8 million in at-risk verticals still on payment deferral and 30 that continue to receive SBA payment subsidies with an aggregate balance of $53.8 million.  While the third quarter reflected positive signs of emerging from at-risk status, management continues to closely monitor these vulnerable verticals for signs of weakness.

The Company continues to work with customers directly affected by COVID-19 and is prepared to offer short-term assistance in accordance with regulatory guidelines.  As a result of the uncertain economic environment caused by COVID-19, the Company continues to engage in more frequent communication with borrowers in an effort to better understand their situation and the challenges faced as circumstances evolve, which the Company anticipates will enable it to respond proactively as needs and issues arise.

Results of Operations

Performance Summary

Three months ended September 30, 2021 compared with three months ended September 30, 2020

For the three months ended September 30, 2021, the Company reported net income of $33.8 million, or $0.76 per diluted share, compared to net income of $33.8 million, or $0.81 per diluted share, for the third quarter of 2020.  While net income was relatively the same for both periods, the primary changes are described in the following items:

Increasing net income:

•	Increase in net interest income of $26.4 million, or 51.3%, predominately driven by significant growth in total loan and lease portfolios combined with lower costs of interest bearing deposits;

•	A decrease in the provision for loan and lease credit losses of $6.0 million, or 58.0%;

•	Increased net gains on sales of loans of $6.2 million, or 48.6%; and

•	Decreased income tax expense of $2.3 million primarily due to renewable energy tax credit investment activities.

Decreasing net income:

•	A net loss on the loan servicing asset revaluation of $5.9 million, increasing by $7.9 million, or 385.2%, compared to a net gain of $2.1 million for the third quarter of 2020;

•	A net loss on loans accounted for under the fair value option of $1.0 million, increasing by $4.4 million, or 130.3%, compared to a net gain of $3.4 million for the third quarter of 2020;

•

Decrease in equity security gains of $14.5 million.  Gains in the third quarter of 2020 were principally comprised of $13.7 million associated with the Company’s investment in Greenlight Financial Technologies, Inc. (“Greenlight”); and

•

An increase in total noninterest expense of $12.8 million, or 30.0%, comprised principally of increased salaries and employee benefits of $4.0 million, travel expense of $1.6 million, professional services of $2.9 million and data processing of $1.9 million.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020

For the nine months ended September 30, 2021, the Company reported a net income of $136.8 million, or $3.05 per diluted share, as compared to $30.0 million, or $0.73 per diluted share, for the nine months ended September 30, 2020.  This increase in net income was largely due to the following items:

•	Increase in net interest income of $86.7 million, or 65.5%, also predominately driven by significant growth in total loan and lease portfolios combined with lower costs of interest bearing deposits;

•	A decrease in the provision for loan and lease credit losses of $20.7 million, or 64.7%;

•	Increased net gains on sales of loans of $12.5 million, or 36.3%;

•	A net gain on loans accounted for under the fair value option of $4.3 million, increasing by $12.6 million, or 151.9%, compared to a net loss of $8.3 million for the first nine months of 2020;

•	Increase in equity security gains of $29.7 million. This increase is principally the result of a second quarter 2021 gain of $44.1 million associated with the Company’s investment in Greenlight.

Key factors partially offsetting the increase in net income for the first nine months of 2021 were:

•

An increase in total noninterest expense of $31.0 million, or 22.1%, comprised principally of increased salaries and employee benefits of $9.4 million, travel expense of $1.6 million, professional services of $6.7 million, data processing of $4.1 million, loan related expenses of $2.5 million, renewable energy tax credit investment impairment of $3.2 million and other expense of $3.4 million; and

•	Increased income tax expense of $20.8 million primarily due to the above discussed increase in net income.

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

Three months ended September 30, 2021 compared with three months ended September 30, 2020

For the three months ended September 30, 2021, net interest income increased $26.4 million, or 51.3%, to $77.7 million compared to $51.4 million for the three months ended September 30, 2020. The increase was principally due to the significant growth in the loan and lease portfolios reflecting the Company's ongoing initiative to grow recurring revenue sources combined with lower costs of interest bearing deposits.  Accordingly, average interest earning assets increased by $377.9 million, or 5.1%, to $7.74 billion for the three months ended September 30, 2021, compared to $7.36 billion for the three months ended September 30, 2020, while the yield on average interest earning assets increased 71 basis points to 4.76%. The cost of funds on interest bearing liabilities for the three months ended September 30, 2021 decreased 47 basis points to 0.80%, and the average balance of interest bearing liabilities increased by $25.3 million, or 0.3%, over the same period in 2020. While average interest bearing liabilities were largely flat between periods there was increased levels of interest bearing deposits to support continued loan originations and growth.  Largely offsetting the increase in interest bearing deposits was curtailment of sizable PPPLF borrowings as PPP loan forgiveness continues. As indicated in the rate/volume table below, increased interest earning asset volume and yields, outpaced the higher volume and greater levels of cost declines of interest bearing liabilities, resulting in increases to interest income of $17.7 million and decreases to interest expense of $8.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.  For the three months ended September 30, 2020, compared to the three months ended September 30, 2021, net interest margin increased from 2.77% to 3.99%, respectively, due to significant loan portfolio growth and the maturity of longer term deposits which are repricing at lower rates.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020

For the nine months ended September 30, 2021, net interest income increased $86.7 million, or 65.5%, to $219.1 million compared to $132.4 million for the nine months ended September 30, 2020. The increase was principally due to the significant growth in the loan and lease portfolios reflecting the Company's ongoing strategy to grow recurring revenue sources combined with lower costs of interest bearing deposits. This increase over the prior year was further enhanced by the origination of $547.5 million in PPP loans during the nine months ended September 30, 2021, with a $25.6 million increase in interest income related to the amortization of net deferred fees combined with a 1% annualized interest rate.  Accordingly, average interest earning assets increased by $1.59 billion, or 26.0%, to $7.69 billion for the nine months ended September 30, 2021, compared to $6.10 billion for the nine months ended September 30, 2020, while the yield on average interest earning assets increased 20 basis points to 4.68%. The cost of funds on interest bearing liabilities for the nine months ended September 30, 2021 decreased 72 basis points to 0.89%, while the average balance of interest bearing liabilities increased by $1.45 billion, or 23.9%, over the same period in 2020. The increase in average interest bearing liabilities was largely driven by funding for significant loan originations and growth from the prior year.  As indicated in the rate/volume table below, increased interest earning asset volume and yields outpaced the higher volume and greater levels of cost declines of interest bearing liabilities, resulting in increases to interest income of $63.6 million and decreases to interest expense of $23.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.  For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021, net interest margin increased from 2.89% to 3.81%, respectively, due primarily to recognition of PPP related income, which is being accelerated with forgiveness efforts, in combination with significant loan portfolio growth and the maturity of longer term deposits which are repricing at lower rates.

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

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$452,830	$221	0.19%	681,408	320	0.19%
Federal funds sold	9,260	3	0.13	54,979	14	0.10
Investment securities	808,697	3,174	1.56	755,412	4,123	2.17
Loans held for sale	1,098,940	15,090	5.45	1,084,019	14,399	5.27
Loans and leases held for investment(1)	5,366,088	74,298	5.49	4,782,051	56,222	4.66
Total interest earning assets	7,735,815	92,786	4.76	7,357,869	75,078	4.05
Less: Allowance for credit losses on loans and leases	(56,411)			(44,054)
Non-interest earning assets	581,771			778,855
Total assets	$8,261,175			$8,092,670
Interest bearing liabilities:
Interest bearing checking	$—	$—	—%	$500,007	$747	0.59%
Savings	3,367,168	4,359	0.51	1,669,199	3,674	0.87
Money market accounts	104,576	74	0.28	95,151	83	0.35
Certificates of deposit	3,156,834	9,726	1.22	3,423,643	17,651	2.05
Total deposits	6,628,578	14,159	0.85	5,688,000	22,155	1.55
Borrowings	818,511	892	0.43	1,733,805	1,560	0.36
Total interest bearing liabilities	7,447,089	15,051	0.80	7,421,805	23,715	1.27
Non-interest bearing deposits	79,006			43,993
Non-interest bearing liabilities	46,907			55,353
Shareholders' equity	688,173			571,519
Total liabilities and shareholders' equity	$8,261,175			$8,092,670
Net interest income and interest rate spread		$77,735	3.96%		$51,363	2.78%
Net interest margin			3.99%			2.77%
Ratio of average interest-earning assets to average interest-bearing liabilities			103.88%			99.14%
(1)	Average loan and lease balances include non-accruing loans and leases.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest earning balances in other banks	$433,219	$752	0.23%	$476,243	$1,823	0.51%
Federal funds sold	22,151	19	0.11	83,799	270	0.43
Investment securities	769,890	9,078	1.58	616,386	11,671	2.52
Loans held for sale	1,127,924	45,383	5.38	1,026,104	43,379	5.63
Loans and leases held for investment(1)	5,336,824	213,778	5.36	3,899,277	148,225	5.06
Total interest earning assets	7,690,008	269,010	4.68	6,101,809	205,368	4.48
Less: Allowance for credit losses on loans and leases	(53,589)			(35,675)
Non-interest earning assets	599,902			629,552
Total assets	$8,236,321			$6,695,686
Interest bearing liabilities:
Interest bearing checking	$102,566	$442	0.58%	$321,649	$1,393	0.58%
Savings	2,945,535	12,180	0.55	1,398,146	13,332	1.27
Money market accounts	105,048	239	0.30	85,263	272	0.42
Certificates of deposit	3,129,084	33,062	1.41	3,425,109	55,534	2.16
Total deposits	6,282,233	45,923	0.98	5,230,167	70,531	1.80
Borrowings	1,203,240	3,940	0.44	809,323	2,415	0.40
Total interest bearing liabilities	7,485,473	49,863	0.89	6,039,490	72,946	1.61
Non-interest bearing deposits	76,304			44,709
Non-interest bearing liabilities	43,819			53,142
Shareholders' equity	630,725			558,345
Total liabilities and shareholders' equity	$8,236,321			$6,695,686
Net interest income and interest rate spread		$219,147	3.79%		$132,422	2.87%
Net interest margin			3.81%			2.89%
Ratio of average interest-earning assets to average interest-bearing liabilities			102.73%			101.03%
(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 vs. 2020			2021 vs. 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest earning balances in other banks	$10	$(109)	$(99)	$(951)	$(120)	$(1,071)
Federal funds sold	2	(13)	(11)	(125)	(126)	(251)
Investment securities	(1,199)	250	(949)	(4,951)	2,358	(2,593)
Loans held for sale	489	202	691	(2,197)	4,201	2,004
Loans and leases held for investment	10,600	7,476	18,076	9,438	56,115	65,553
Total interest income	9,902	7,806	17,708	1,214	62,428	63,642
Interest expense:
Interest bearing checking	—	(747)	(747)	(5)	(946)	(951)
Savings	(2,283)	2,968	685	(11,729)	10,577	(1,152)
Money market accounts	(16)	7	(9)	(87)	54	(33)
Certificates of deposit	(6,826)	(1,099)	(7,925)	(18,508)	(3,964)	(22,472)
Borrowings	243	(911)	(668)	292	1,233	1,525
Total interest expense	(8,882)	218	(8,664)	(30,037)	6,954	(23,083)
Net interest income	$18,784	$7,588	$26,372	$31,251	$55,474	$86,725

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

For the third quarter of 2021, there was a provision for loan and lease credit losses of $4.3 million compared to $10.3 million for the same period in 2020, a decrease in provision of $6.0 million.  For the first nine months of 2021, there was a provision for loan and lease credit losses of $11.3 million compared to $32.0 million for the same period in 2020, a decrease in provision of $20.7 million. The decrease in provision for both periods was primarily the result of continued improvement in forecasts related to employment and default expectations combined with the effects of the below discussed performance metrics, partially offset by the impact of growth in the Company’s loan and lease portfolios.

Loans and leases held for investment at historical cost were $4.72 billion as of September 30, 2021, increasing by $529.2 million, or 12.6%, compared to September 30, 2020.  Excluding PPP loans and net unearned fees on those loans, the balance in loans and leases held for investment at historical cost was $4.23 billion at September 30, 2021, an increase of $1.75 billion, or 70.8%, over September 30, 2020.  This growth outside of PPP activity was fueled by robust loan originations.

Net charge-offs for loans and leases carried at historical cost were $2.5 million, or 0.21% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended September 30, 2021, compared to net charge-offs of $10.1 million, or 1.03%, for the three months ended September 30, 2020.   For the nine months ended September 30, 2021, net charge-offs totaled $3.9 million compared to $14.7 million for the nine months ended September 30, 2020, a decrease of $10.8 million, or 73.4%. The decrease in net charge-offs for the three and nine months ended September 31, 2021 as compared to the same periods of 2020 was principally the result of a third quarter of 2020 reclassification of fifteen hotel loans from held for investment to held for sale totaling $81.2 million in net investment.  This third quarter of 2020 reclassification resulted in a write down reflected in charge-offs of $9.8 million.  Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $6.3 million and $7.5 million accounted for under the fair value option at September 30, 2021 and 2020, respectively, totaled $20.5 million, which was 0.43% of the held for investment loan and lease portfolio carried at historical cost at September 30, 2021, compared to $20.2 million, or 0.48% of loans and leases held for investment at September 30, 2020.  Nonperforming loans and leases carried at historical cost which are not guaranteed by the SBA or USDA were 0.48% and 0.81% of the historical cost portion of the held for investment loan and lease portfolio, excluding PPP loans, at September 30, 2021 and 2020, respectively.

Noninterest Income

Noninterest income is principally comprised of net gains from the sale of SBA and USDA-guaranteed loans along with loan servicing revenue and related revaluation of the servicing asset. Revenue from the sale of loans depends upon the volume, maturity structure and rates of underlying loans as well as the pricing and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Net gain (loss) on loans accounted for under the fair value option is also significantly impacted by changes in market rates, prepayment speeds and inherent credit risk.  Other less common elements of noninterest income include less consistent gains and losses on investments.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		2021/2020 Increase (Decrease)
	2021	2020	Amount	Percent
Noninterest income
Loan servicing revenue	$6,278	$6,803	$(525)	(7.72)%
Loan servicing asset revaluation	(5,878)	2,061	(7,939)	(385.20)
Net gains on sales of loans	18,860	12,690	6,170	48.62
Net (loss) gain on loans accounted for under the fair value option	(1,030)	3,403	(4,433)	(130.27)
Equity method investments income (loss)	(1,250)	(1,231)	(19)	(1.54)
Equity security investments gains (losses), net	176	14,705	(14,529)	(98.80)
Gain on sale of investment securities available-for-sale, net	—	1,225	(1,225)	(100.00)
Lease income	2,527	2,634	(107)	(4.06)
Management fee income	1,489	1,296	193	14.89
Other noninterest income	4,104	3,458	646	18.68
Total noninterest income	$25,276	$47,044	$(21,768)	(46.27)%

	Nine Months Ended September 30,		2021/2020 Increase (Decrease)
	2021	2020	Amount	Percent
Noninterest income
Loan servicing revenue	$18,930	$19,916	$(986)	(4.95)%
Loan servicing asset revaluation	(7,566)	(4,202)	(3,364)	(80.06)
Net gains on sales of loans	47,023	34,497	12,526	36.31
Net gain (loss) on loans accounted for under the fair value option	4,323	(8,324)	12,647	151.93
Equity method investments income (loss)	(4,685)	(5,952)	1,267	21.29
Equity security investments gains (losses), net	44,534	14,802	29,732	200.86
Gain on sale of investment securities available-for-sale, net	—	1,880	(1,880)	(100.00)
Lease income	7,742	7,893	(151)	(1.91)
Management fee income	4,896	4,146	750	18.09
Other noninterest income	11,247	10,541	706	6.70
Total noninterest income	$126,444	$75,197	$51,247	68.15%

For the three months ended September 30, 2021, noninterest income decreased by $21.8 million, compared to the three months ended September 30, 2020.  The decrease from the prior year is primarily the result of the aforementioned decrease in in equity security gains of $14.5 million associated with the Company’s $13.7 million gain in Greenlight during the third quarter of 2020, a higher net loss on the loan servicing asset of $7.9 million and a decrease in net gain on loans accounted for under the fair value option of $4.4 million.

For the nine months ended September 30, 2021, noninterest income increased by $51.2 million, compared to the nine months ended September 30, 2020.  The increase from the prior year is primarily the result of increased net gains on sales of loans of $12.5 million, an increase in equity security gains of $29.7 million, principally the result of a second quarter 2021 gain of $44.1 million associated with the Company’s investment in Greenlight and an increased net gain on loans accounted for under the fair value option of $12.6 million.  Both gains on loans accounted for under the fair value option and net gains on sales of loans were a product of improved market conditions in 2021.

The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2021	2020	2021	2020	2021	2020
Amount of loans and leases originated	$1,063,190	$966,499	$1,153,693	$2,175,055	$1,180,219	$500,634
Guaranteed portions of loans sold	201,903	114,731	130,858	154,980	136,747	162,297
Outstanding balance of guaranteed loans sold (1)	2,731,031	2,878,664	2,694,931	2,840,429	2,843,963	2,761,015

	Nine Months Ended September 30,		For years ended December 31,
	2021	2020	2020	2019	2018	2017
Amount of loans and leases originated	$3,397,102	$3,642,188	$4,450,198	$2,001,886	$1,765,680	$1,934,238
Guaranteed portions of loans sold	469,508	432,008	542,596	340,374	945,178	787,926
Outstanding balance of guaranteed loans sold (1)	2,731,031	2,878,664	2,819,625	2,746,840	3,045,460	2,680,641

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.

Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For the three months ended September 30, 2021, loan servicing revaluation decreased $7.9 million, or 385.2%, compared to the three months ended September 30, 2020.  For the nine months ended September 30, 2021, loan servicing revaluation decreased $3.4 million, or 80.1%, as compared to the nine months ended September 30, 2020. The lower servicing valuation for the quarter over quarter and year over year periods is principally due to the amortization of the guaranteed serviced loan portfolio combined with increased inventory levels in the market.

Net Gains on Sale of Loans: For the three months ended September 30, 2021, net gains on sales of loans increased $6.2 million, or 48.6%, compared to the three months ended September 30, 2020. For the three months ended September 30, 2021, the volume of guaranteed loans sold increased $87.2 million, or 76.0%, to $201.9 million from $114.7 million for the three months ended September 30, 2020 and the average net gain on guaranteed loan sales decreased from $110.2 thousand to $91.0 thousand, per million sold, in the third quarters of 2020 and 2021, respectively.  The overall increase in loan sale volume in the third quarter of 2021 drove the increase in net gains on sales of loans over the third quarter of 2020, while the gain per million was reduced largely due to the mix of loans being sold and to a lesser extent lower market premiums arising from negative market conditions discussed above.

For the nine months ended September 30, 2021, net gains on sales of loans increased $12.5 million, or 36.3%, compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the volume of guaranteed loans sold increased $37.5 million, or 8.7%, to $469.5 million from $432.0 million for the nine months ended September 30, 2020 and the average net gain on guaranteed loan sales increased from $77.2 thousand to $95.5 thousand, per million sold, in the first nine months of 2020 and 2021, respectively.  With higher loan sale volume and higher premium levels in the secondary market in the first nine months of 2021 compared to the same period of 2020, the average net gain on guaranteed loan sales increased, largely as a result of improvement in market premium levels which were magnified by stimulus associated with the SBA program which removes the ongoing guarantee fee, typically paid by the purchaser, on loans originated under the Economic Aid Act. The magnitude of the increase in net gains on sale of loans was muted somewhat due the Company’s choice to not elect fair value for all retained participating interests arising from new government guaranteed loan sales beginning in the first quarter of 2021. Not electing fair value generally results in a larger discount, which will reduce the amount of gain recognized at the date of sale. This larger discount is subsequently accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with accounting standards, any loans for which fair value was previously elected continue to be measured as such.

Net (Loss) Gain on Loans Accounted for Under the Fair Value Option:  For the three months ended September 30, 2021, the net loss on loans accounted for under the fair value option increased $4.4 million, or 130.3%, compared to the three months ended September 30, 2020.  For the nine months ended September 30, 2021, the net gain on loans accounted for under the fair value option increased $12.6 million, or 151.9%, compared to the nine months ended September 30, 2020.  The carrying amount of loans accounted for under the fair value option at September 30, 2021 and 2020 was $725.4 million ($27.4 million classified as held for sale and $698.0 million classified as held for investment) and $876.2 million ($30.4 million classified as held for sale and $845.7 million classified as held for investment), respectively, a decrease of $150.8 million, or 17.2%.  The net loss on loans accounted for under the fair value option during third quarter of 2021 was largely due to negative market conditions discussed above while the net gain in the first nine months of 2021 was largely due to improving market conditions compared to COVID-19 pandemic economic impacts in the prior year.
Noninterest Expense

Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		2021/2020 Increase (Decrease)
	2021	2020	Amount	Percent
Noninterest expense
Salaries and employee benefits	$28,202	$24,203	$3,999	16.52%
Non-staff expenses:
Travel expense	1,819	250	1,569	627.60
Professional services expense	4,251	1,346	2,905	215.82
Advertising and marketing expense	1,631	552	1,079	195.47
Occupancy expense	2,042	2,079	(37)	(1.78)
Data processing expense	4,867	3,009	1,858	61.75
Equipment expense	4,567	4,314	253	5.86
Other loan origination and maintenance expense	3,489	2,669	820	30.72
Renewable energy tax credit investment impairment	60	—	60	100.00
FDIC insurance	1,670	2,095	(425)	(20.29)
Other expense	2,861	2,133	728	34.13
Total non-staff expenses	27,257	18,447	8,810	47.76
Total noninterest expense	$55,459	$42,650	$12,809	30.03%

	Nine Months Ended September 30,		2021/2020 Increase (Decrease)
	2021	2020	Amount	Percent
Noninterest expense
Salaries and employee benefits	$92,468	$83,048	$9,420	11.34%
Non-staff expenses:
Travel expense	4,027	2,395	1,632	68.14
Professional services expense	11,411	4,668	6,743	144.45
Advertising and marketing expense	3,158	2,537	621	24.48
Occupancy expense	6,378	6,455	(77)	(1.19)
Data processing expense	12,995	8,930	4,065	45.52
Equipment expense	13,306	13,601	(295)	(2.17)
Other loan origination and maintenance expense	10,123	7,617	2,506	32.90
Renewable energy tax credit investment impairment	3,187	—	3,187	100.00
FDIC insurance	5,139	5,326	(187)	(3.51)
Other expense	9,097	5,664	3,433	60.61
Total non-staff expenses	78,821	57,193	21,628	37.82
Total noninterest expense	$171,289	$140,241	$31,048	22.14%

Total noninterest expense for the three and nine months ended September 30, 2021, increased $12.8 million, or 30.0%, and $31.0 million, or 22.1%, respectively, compared to the same periods in 2020. The increase in noninterest expense for the comparable three and nine month periods was largely driven by various components, as discussed below.

Salaries and employee benefits: Total personnel expense for the three and nine months ended September 30, 2021 increased by $4.0 million, or 16.5%, and $9.4 million, or 11.3%, respectively, compared to the same periods in 2020.  The increase in salaries and employee benefits for both periods was principally related to continued investment in human resources to support strategic and growth initiatives.  Total full-time equivalent employees increased from 628 at September 30, 2020, to 755 at September 30, 2021.  Salaries and employee benefits expense included $3.7 million and $12.8 million of stock-based compensation for the three and nine months ended September 30, 2021, respectively, compared to $3.3 million and $9.5 million for the three and nine months ended September 30, 2020, respectively.  Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.

Travel expense:  For the three and nine months ended September 30, 2021, travel expenses increased $1.6 million, or 627.6%, and $1.6 million, or 68.1%, respectively, compared to the same periods in 2020.  Travel expenses increased primarily to support the growth in loan origination volume and customer base as travel restrictions have continued to ease in recent months.

Professional services expense:  For the three and nine months ended September 30, 2021, professional services expense increased $2.9 million, or 215.8%, and $6.7 million, or 144.5%, respectively, compared to the same periods in 2020.  The increase compared to the prior periods was largely driven by an increase in legal fees related to the previously disclosed letter the Company received in December 2020 and the resulting putative class action filed against the Company and other parties in March 2021.  See Note 10. Commitments and Contingencies for additional information.

Data processing expense: Total data processing expense for the three and nine months ended September 30, 2021 increased by $1.9 million, or 61.8%, and $4.1 million, or 45.5%, respectively, compared to the same periods in 2020.  The increase for both periods was principally due to enhanced investments in the Company’s internal software technology resources.

Loan related expenses:  Total loan related expenses for the three and nine months ended September 30, 2021 increased by $820 thousand, or 30.7%, and $2.5 million, or 32.9%, respectively, compared to the same periods in 2020.  The nine month over nine month increase was principally due to heightened levels of SBA guaranty fees arising from the Company retaining more guaranteed loans.

Renewable energy tax credit investment impairment:  For the nine months ended September 30, 2021, the Company recognized $3.1 million in impairment charges related to a $3.9 million renewable energy tax credit investment that was fully funded during the first quarter of 2021. Investments of this type generate a return primarily through the realization of income tax credits and other benefits; accordingly, impairment of the investment amount is recognized in conjunction with the realization of related tax benefits. This investment generated a federal investment tax credit of $3.4 million which is included in the Company’s estimated annual effective tax rate.

Other expense:  For the three and nine months ended September 30, 2021, other expense increased $728 thousand, or 34.1%, and $3.4 million, or 60.6%, respectively, compared to the same periods in 2020.  The increase over the first nine months of 2020 was primarily driven by a $1.2 million increase in charitable donations combined with $904 thousand of impairment expense on solar panels due to lower than expected energy production capability recognized in the first quarter of 2021.  Also included in other expense is a $3.9 million accrual related to the settlement of a putative class action filed against the Company and other parties in March 2021 for which the Company entered into a final settlement agreement on October 12, 2021.  See Note 10. Commitments and Contingencies for additional information.  Largely offsetting this $3.9 million accrual in the third quarter of 2021 is a $3.7 million receivable related to an insurance recovery in regards to the same litigation.

Income Tax Expense

For the three months ended September 30, 2021, income tax expense decreased by $2.3 million, while the Company’s effective tax rates were 21.7% and 25.7%, respectively, as compared to the same period in 2020.  The lower effective rate for the third quarter of 2021 is principally due to earlier discussed items related to renewable energy tax credit investments.

For the nine months ended September 30, 2021, income tax expense was $26.2 million compared to $5.4 million for the first nine months of 2020, and the Company’s effective tax rates were 16.0% and 15.3%, respectively.  The effective rate for the first nine months of 2021 is principally due to the impact of renewable energy tax credit investments and vesting of approximately 576 thousand restricted stock unit awards with market price conditions, as the fair value of these awards exceeded the total compensation cost recognized by the Company for book purposes.  The effective rate during the first nine months of 2020 was partially a result of a discrete, estimated income tax benefit of $3.7 million related to the enactment of the CARES Act on March 27, 2020.  The CARES Act allows taxpayers to carryback certain net operating losses to each of the five taxable years preceding the taxable year of such losses.  As a result, the Company was allowed to carryback its 2018 net operating loss which had been utilized and measured under the prior law using a 21% corporate income tax rate to pre-2018 taxable years during which the corporate income tax rate was 35%.

Results of Segment Operations

The Company’s operations are managed along two primary operating segments Banking and Fintech.  A description of each business and the methodologies used to measure financial performance is described in Note 12. Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.  Net income (loss) by operating segment is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Banking	$39,052	$23,925	$113,036	$22,698
Fintech	(1,300)	10,108	29,127	5,926
Other	(3,913)	(253)	(5,315)	1,331
Consolidated net income	$33,839	$33,780	$136,848	$29,955

Banking

For the three and nine months ended September 30, 2021, net income increased $15.1 million and $90.3 million, respectively, compared to the same periods of 2020.  The increase for both periods was primarily the result of increased net interest income and lower levels of provision expense while the year to date period was also significantly increased due to higher levels of noninterest income.

For the three and nine months ended September 30, 2021, net interest income increased $26.7 million, or 52.0%, and $87.2 million, or 65.8%, respectively, compared to the same periods of 2020.  See the analysis of net interest income included in the above section captioned “Net Interest Income and Margin” as it is predominantly related to the Banking segment.

See the analysis of provision for loan and lease credit losses included in the above section captioned “Provision for Loan and Lease Credit Losses” as it is entirely related to the Banking segment.

For the three and nine months ended September 30, 2021, noninterest income decreased $4.7 million and increased $21.6 million, respectively, compared to the same periods of 2020.  The quarter over quarter decrease was largely comprised of an increase in the net loss on the loan servicing asset revaluation of $7.9 million, or 385.2% combined with a net loss on loans accounted for under the fair value increasing by $4.4 million, or 130.3% and partially offset by increased net gains on sales of loans of $6.2 million, or 48.6%.  The increase over the first nine months of 2020 was principally comprised of increased net gains on loans accounted for under the fair value option increasing by $12.6 million, or 151.9% combined with an increase in net gains on sales of loans of $12.5 million, or 36.3% and partially offset by an increase in the net loss on the loan servicing asset revaluation of $3.4 million, or 80.1%.  See the analysis of these categories of noninterest income included in the above section captioned “Noninterest Income” for additional discussion.

For the three and nine months ended September 30, 2021, noninterest expense increased $11.4 million, or 27.8%, and $25.9 million, or 19.5%, respectively, compared to same periods of 2020.  See the analysis of these categories of noninterest expense included in the above section captioned “Noninterest Expense” for additional discussion.

For the three and nine months ended September 30, 2021, income tax expense increased $1.4 million, or 17.9%, and $13.4 million, or 231.3%, respectively, compared to the same periods of 2020. See the above section captioned “Income Tax Expense.”

Fintech

For the three and nine months ended September 30, 2021, the net income decreased by $11.4 million and increased $23.2 million, respectively, compared to same periods of 2020.  The quarter over quarter decrease was principally due to the earlier referenced $13.7 million Greenlight gain in the third quarter of 2020 while the increase over the first nine months of 2020 was principally the result of the aforementioned $44.1 million Greenlight gain recognized in the second quarter of 2021.

For the three and nine months ended September 30, 2021, noninterest income decreased $15.0 million and increased $29.5 million, respectively, compared to the same periods of 2020.  This increase was largely due to the above mentioned Greenlight gains.

For the three and nine months ended September 30, 2021, noninterest expense increased $110 thousand, or 9.9%, and decreased $616 thousand, or 15.5%, respectively, compared to the same periods of 2020. This decrease over the first nine months of 2020 was largely due to a reduction in compensation expense.

For the three and nine months ended September 30, 2021, income tax expense decreased $3.7 million, and increased $7.0 million, respectively, compared to the same periods of 2020. This increase in income tax expense was principally driven by the significant changes in net income before taxes arising from the above discussed gains arising from the Company’s investment in Greenlight during the third quarter of 2020 and second quarter of 2021.

Discussion and Analysis of Financial Condition

September 30, 2021 vs. December 31, 2020

Total assets at September 30, 2021 were $8.14 billion, an increase of $265.0 million, or 3.4%, compared to total assets of $7.87 billion at December 31, 2020. The growth in total assets was principally driven by the following:

•

Growth in total loans and leases held for investment and held for sale of $141.0 million resulting from strong origination activity in the first nine months of 2021.  Total originations during the first nine months of 2021 were $3.40 billion, comprised of $2.85 billion in loans and leases exclusive of PPP and an additional $547.5 million in PPP loans; and

•

Total investment securities increased $111.3 million during the first nine months of 2021, from $750.1 million at December 31, 2020, to $861.4 million at September 30, 2021, an increase of 14.8%.  The Company increased its investment securities position during the first nine months of 2021 largely as a part of its annual investment asset-liability planning. At September 30, 2021, the investment portfolio was comprised of U.S. government agencies, U.S. government-sponsored entity mortgage-backed securities, municipal bonds and other debt securities.

Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, was $347.0 million at September 30, 2021, an increase of $28.7 million, or 9.0%, compared to $318.3 million at December 31, 2020.  This increase reflects liquidity planning through increased levels of deposits for funding expected loan and lease originations.

Loans and leases held for sale decreased $132.7 million, or 11.3%, during the first nine months of 2021, from $1.18 billion at December 31, 2020, to $1.04 billion at September 30, 2021. The decrease was primarily the result of strong loan sales in the first nine months of 2021 combined with higher levels of loans being retained as held for investment.

Loans and leases held for investment increased $273.7 million, or 5.3%, during the first nine months of 2021, from $5.14 billion at December 31, 2020, to $5.42 billion at September 30, 2021. The increase was primarily the result of the above-mentioned loan originations in 2021 combined with increased levels of loans retained as held for investment.  All PPP loans are classified as held for investment.

Total deposits were $6.82 billion at September 30, 2021, an increase of $1.10 billion, or 19.3%, from $5.71 billion at December 31, 2020. The increase in deposits was largely driven by significant loan origination efforts during the first nine months of 2021.

Borrowings decreased to $575.0 million at September 30, 2021 from $1.54 billion at December 31, 2020.  This decrease was related principally to net curtailments of borrowings through the PPPLF in the first nine months of 2021 as PPP loan forgiveness outpaced new PPPLF advances. These PPPLF borrowings are used to help fund PPP loans.

Shareholders’ equity at September 30, 2021 was $689.4 million as compared to $567.9 million at December 31, 2020. The book value per share was $15.89 at September 30, 2021 compared to $13.38 at December 31, 2020. Average equity to average assets was 7.7% for the nine months ended September 30, 2021 compared to 8.1% for the year ended December 31, 2020. The increase in shareholders’ equity for the first nine months of 2021 was principally the result of net income of $136.8 million and stock-based compensation expense of $12.8 million, partially offset by other comprehensive loss of $13.4 million and $17.5 million in cash paid in lieu of stock for employee tax obligations in settlement of vested stock grants.

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

Nonperforming assets and TDRs, excluding loans measured at fair value, at September 30, 2021 were $93.1 million, which represented a $10.6 million, or 12.8%, increase from December 31, 2020. These nonperforming assets, at September 30, 2021 were comprised of $49.3 million in nonaccrual loans and leases and $883 thousand in foreclosed assets. Of the $93.1 million of nonperforming assets and TDRs, $50.0 million carried a government guarantee, leaving an unguaranteed exposure of $43.1 million in total nonperforming assets and TDRs at September 30, 2021. This represents an increase of $3.8 million, or 9.6%, from an unguaranteed exposure of $39.3 million at December 31, 2020.

The following table provides information with respect to nonperforming assets and troubled debt restructurings, excluding loans measured at fair value, at the dates indicated.

	September 30, 2021 (1)	December 31, 2020 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual) (2)	$49,338	$46,110
Total accruing loans and leases past due 90 days or more	—	—
Foreclosed assets	883	4,155
Total troubled debt restructurings (3)	55,010	39,803
Less nonaccrual troubled debt restructurings	(12,160)	(7,592)
Total performing troubled debt restructurings (3)	42,850	32,211
Total nonperforming assets and troubled debt restructurings (2)(3)	$93,071	$82,476
Allowance for credit losses on loans and leases	$59,681	$52,306
Total nonperforming loans and leases to total loans and leases held for investment (2)	1.05%	1.06%
Total nonperforming loans and leases to total assets (2)	0.67%	0.66%
Total nonperforming assets and troubled debt restructurings to total assets (2) (3)	1.26%	1.17%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.26%	1.21%
Allowance for credit losses on loans and leases to total nonperforming loans and leases (2)	120.96%	113.44%

(1)	Excludes loans measured at fair value.
(2)	The period ended December 31, 2020 excludes one $6.1 million hotel loan classified as held for sale.
(3)	The period ended December 31, 2020 excludes one $5.1 million hotel loan classified as held for sale.

	September 30, 2021 (1)	December 31, 2020 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S government (all on nonaccrual)	$28,888	$26,032
Total accruing loans and leases past due 90 days or more guaranteed by the U.S government	—	—
Foreclosed assets guaranteed by the U.S. government	692	3,220
Total troubled debt restructurings guaranteed by the U.S. government	26,606	18,160
Less nonaccrual troubled debt restructurings guaranteed by the U.S. government	(6,215)	(4,271)
Total performing troubled debt restructurings guaranteed by U.S. government	20,391	13,889
Total nonperforming assets and troubled debt restructurings guaranteed by the U.S. government	$49,971	$43,141
Allowance for credit losses on loans and leases	$59,681	$52,306
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.43%	0.46%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.28%	0.29%
Total nonperforming assets and troubled debt restructurings not guaranteed by the U.S. government to total assets	0.58%	0.56%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S government	291.84%	260.51%

(1)	Excludes loans measured at fair value.

Total nonperforming assets and TDRs, including loans measured at fair value, at September 30, 2021 were $173.1 million, which represented a $20.0 million, or 13.0%, increase from December 31, 2020. These nonperforming assets, at September 30, 2021 were comprised of $96.5 million in nonaccrual loans and leases and $883 thousand in foreclosed assets. Of the $173.1 million of nonperforming assets and TDRs, $107.6 million carried a government guarantee, leaving an unguaranteed exposure of $65.5 million in total nonperforming assets and TDRs at September 30, 2021. This represents an increase of $10.0 million, or 18.1%, from an unguaranteed exposure of $55.5 million at December 31, 2020.

See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.

As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 7.4% at September 30, 2021, compared to 8.8% at December 31, 2020. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at both September 30, 2021 and December 31, 2020 were 3.1% and 3.8%, respectively.

As of September 30, 2021, and December 31, 2020, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $387.5 million and $311.4 million, respectively.  The following is a discussion of these loans and leases.  Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases.  For a complete description of the risk grading system, see Note 5. Loans and Leases Held for Investment and Credit Quality in the Company’s 2020 Form 10-K.  At September 30, 2021, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $192.3 million resulting in unguaranteed exposure risk of $195.3 million, or 8.1% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2020 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $168.9 million resulting in unguaranteed exposure risk of $142.5 million, or 8.2% of total held for investment unguaranteed exposure carried at historical cost.  As of September 30, 2021, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Wine and Craft Beverage at 18.6%, Educational Services at 15.7%, Entertainment Centers at 11.5%, Hotels at 11.2%, Healthcare at 7.7%, Fitness Centers at 5.2%, Self Storage at 4.6%, and Agriculture at 4.6%.  As of December 31, 2020, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Educational Services at 15.3%, Wine and Craft Beverage at 14.3%, Hotels at 13.6%, Entertainment Centers at 12.5%, Healthcare at 10.3%, Fitness Centers at 7.2%, Self Storage at 6.4% and Veterinary at 4.5%.  Other than Hotels which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division.  The majority of the $76.1 million first nine months of 2021 increase in potential problem and classified loans and leases was comprised of borrowers largely concentrated in the Company’s more mature verticals.  Furthermore, the Company believes that its underwriting and credit quality standards have remained high with an emphasis on new production in pandemic resilient verticals and increased monitoring of existing loans in pandemic susceptible verticals as the impacts of COVID-19 continue to evolve.

Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less, unless the borrower was not past due at the time of a modification as a part of a COVID-19 assistance program. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term.  At September 30, 2021, the Company had $11.4 million in modified unguaranteed loans and leases for borrowers impacted by the COVID-19 pandemic. These modifications were primarily short-term payment deferrals generally no more than six-months in duration and accordingly are not considered troubled debt restructurings.  As of October 31, 2021, the Company’s modified unguaranteed loans and leases for borrowers impacted by the COVID-19 pandemic was approximately $11.5 million.

Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted.  Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. At September 30, 2021, and December 31, 2020, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $301.4 million and $237.5 million, respectively. The increase in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during the nine months of 2021 was principally confined to six verticals: Wine and Craft Beverage ($22.8 million or 42.3%), Agriculture ($12.2 million or 22.7%), Educational Services ($12.2 million or 22.7%), Independent Pharmacies ($6.2 million or 11.4%), Hotels ($4.2 million or 7.8%) and Asset Based ($2.7 million or 5.1%).  Partially offsetting the above increases were declines in Risk Grade 5 loans principally concentrated in three verticals: Senior Care ($5.1 million or 9.4%), Sponsor Finance ($3.0 million or 5.5%) and Fitness Centers ($2.8 million or 5.3%).  Other than Hotels, Asset Based and Sponsor Finance, which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division.  Lower levels of Risk Grade 5 loans in Senior Care, Sponsor Finance and Fitness Centers were principally due to two previous Risk Grade 5 relationships continuing to experience stress and being downgraded to Risk Grade 6 during the first quarter.

At September 30, 2021, approximately 99.1% of loans and leases classified as Risk Grade 5 are performing with only one relationship having payments past due more than 30 days.  While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio. In conjunction with this, management believes that volumes of delinquencies may not be an accurate depiction of the borrower’s repayment abilities under the current pandemic induced circumstances due to payments being made by the SBA on behalf of borrowers with loans under its programs.  As government payment assistance began to expire toward the end of 2020, borrowers with continuing difficulties arising from the pandemic were provided additional relief through payment deferrals.  Management monitors these borrowers closely and has observed financial conditions continuing to improve.  Management has also noted that most loans with expired government assistance have been able to resume making regular payments in the first nine months of 2021.

Allowance for Credit Losses on Loans and Leases

During the quarter ended September 30, 2021, management updated the Company’s policy for estimating expected credit losses on certain relationships that would otherwise meet the criteria for individual evaluation. Relationships with unguaranteed exposure of less than $250 thousand are now collectively evaluated using an average of loss rates applied to individually evaluated relationships with unguaranteed exposure between $250 thousand and $1.0 million. See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2020 Form 10-K for further description of the methodologies used to estimate the allowance for credit losses.

The ACL of $52.3 million at December 31, 2020, increased by $7.4 million, or 14.1%, to $59.7 million at September 30, 2021. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.3% and 1.2% at September 30, 2021 and December 31, 2020, respectively. Excluding PPP loans and related reserves, the ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.4% and 1.8% at September 30, 2021 and December 31, 2020, respectively.  The increase in the ACL during the first nine months of 2021 was primarily due to impact of growth in loan and lease originations somewhat mitigated by the effects of improved forecasts related to employment and default expectations as the economic outlook has continued to improve, as addressed more fully in the above section captioned “Provision for Loan and Lease Credit Losses” in “Results of Operations.”

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have decreased by $20.8 million since December 31, 2020.   Total loans and leases 90 or more days past due decreased $12.6 million, or 20.4%, compared to December 31, 2020.  The decrease was comprised of a $13.7 million decrease in unguaranteed combined with a $1.0 million increase in the guaranteed portions of past due loans compared to December 31, 2020.  At September 30, 2021, and December 31, 2020, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 0.5% and 1.1%, respectively.  Total unguaranteed loans and leases past due were comprised of $11.4 million carried at historical cost, a decrease of $11.6 million, and $5.0 million measured at fair value, a decrease of $1.3 million, as of September 30, 2021 compared to December 31, 2020.  Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $59.7 million at September 30, 2021 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid, including but not limited to factors related to the above mentioned SBA delinquency effect and pandemic-susceptible verticals. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Notes to the Unaudited Condensed Consolidated Financial Statements in this report.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At September 30, 2021, the total amount of these four items was $3.30 billion, or 40.6% of total assets, an increase of $247.7 million from $3.06 billion, or 38.8% of total assets, at December 31, 2020.

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

At September 30, 2021, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $858.9 million available to pledge as collateral.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations by payment date as of September 30, 2021. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual Obligations
Deposits without stated maturity	$3,619,836	$3,619,836	$—	$—	$—
Time deposits	3,196,777	1,797,908	658,642	342,196	398,031
Borrowings	575,021	535,410	19,855	15,763	3,993
Operating lease obligations	2,924	734	862	157	1,171
Total	$7,394,558	$5,953,888	$679,359	$358,116	$403,195

As of September 30, 2021, and December 31, 2020, the Company had unfunded commitments to provide capital contributions for on-balance sheet investments in the amount of $11.0 million and $15.8 million, respectively.

Asset/Liability Management and Interest Rate Sensitivity

One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps. As of September 30, 2021, the balance sheet’s total cumulative gap position was asset-sensitive at 4.0%.

The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, nor growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios to measure interest rate risk.  As of September 30, 2021, the Company’s interest rate risk profile under the earnings simulation model method remained asset-sensitive. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk by match funding assets and liabilities with similar rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes, rates on cash accounts that adjusts as the federal funds rate changes and the longer duration of indeterminate term deposits.

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

Capital amounts and ratios as of September 30, 2021 and December 31, 2020, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - September 30, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$657,340	12.56%	$235,590	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	717,633	13.71	418,827	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	657,340	12.56	314,121	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	657,340	8.82	298,033	4.00	N/A	N/A
Bank - September 30, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$605,634	12.13%	$224,732	4.50%	$324,612	6.50%
Total Capital (to Risk-Weighted Assets)	665,927	13.33	399,523	8.00	499,403	10.00
Tier 1 Capital (to Risk-Weighted Assets)	605,634	12.13	299,642	6.00	399,523	8.00
Tier 1 Capital (to Average Assets)	605,634	8.24	294,053	4.00	367,566	5.00
Consolidated - December 31, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$521,568	12.15%	$193,172	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	574,621	13.39	343,417	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	521,568	12.15	257,563	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	521,568	8.40	248,417	4.00	N/A	N/A
Bank - December 31, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$470,069	11.25%	$188,012	4.50%	$271,573	6.50%
Total Capital (to Risk-Weighted Assets)	522,305	12.50	334,243	8.00	417,804	10.00
Tier 1 Capital (to Risk-Weighted Assets)	470,069	11.25	250,683	6.00	334,243	8.00
Tier 1 Capital (to Average Assets)	470,069	7.60	247,288	4.00	309,110	5.00

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2021, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2021, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2021, the Company converted its core deposit system to a new platform.  During the three months ended June 30, 2021, the Company migrated its human capital, accounting and financial management systems to a new platform. As a result of these implementations, the Company modified existing internal controls and implemented new processes and controls related to these new platforms. The Company will continue to monitor and evaluate internal controls over financial reporting as it relates to these new systems.

Except as related to the implementation of the new systems, there were no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of September 30, 2021, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.  In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on its business, operating results or financial condition.

On March 12, 2021, a purported class action was filed against the Company in the United States District Court for the Eastern District of North Carolina, Joseph McAlear, individually and on behalf of all others similarly situated v. Live Oak Bancshares, Inc. et al.  The complaint alleges the existence of an agreement between the Company, nCino, Inc. and Apiture, LLC in which those companies purportedly sought to restrain the mobility of employees in violation of antitrust laws by agreeing not to solicit or hire each other’s employees.  The complaint alleges violations of Section 1 of the federal Sherman Act (15 U.S.C. § 1) and violations of Sections 75-1 and 75-2 of the North Carolina General Statutes.  The plaintiff seeks monetary damages, including treble damages, entitlement to restitution, disgorgement, attorneys’ fees, and pre- and post-judgment interest. On October 12, 2021, the Company reached an agreement to settle the case with a proposed class of all persons (with certain exclusions) employed by the Company or its wholly-owned subsidiary, Live Oak Banking Company, Apiture, Inc. or nCino, Inc. in North Carolina at any time from January 27, 2017, through March 31, 2021.  In the agreement, the Company agreed to pay $3.9 million.  On October 13, 2021, the plaintiff filed a motion for preliminary approval of the settlement, and that motion remains pending before the court.

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

10.1	Form of 2021 RSU Award Agreement for non-employee directors* #
10.2	RSU Award Agreement for William C. Losch, III* #
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: November 3, 2021	By:	/s/ William C. Losch III
William C. Losch III
Chief Financial Officer