Form 10-K
period 2021-12-31
Live Oak Bancshares, Inc.
filed 2022-02-24
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021, was approximately $1,888,039,471.  Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  There is no public market for the registrant's non-voting common stock.  For purposes of this calculation, the registrant has assumed that the market value of each share of non-voting common stock is equal to a share of voting common stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

As of February 23, 2022, there were 43,716,608 shares of the registrant’s voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2022 Annual Meeting of Shareholders, which the registrant plans to file subsequent to the date hereof, are incorporated by reference into Part III.  Portions of the registrant's annual report to shareholders for the year ended December 31, 2021, which will be posted on the registrant's website subsequent to the date hereof, are incorporated by reference into Part II.

Live Oak Bancshares, Inc.

Annual Report on Form 10-K

December 31, 2021

Important Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains statements that management believes are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to the financial condition, results of operations, plans, objectives, future performance or business of Live Oak Bancshares, Inc. (the “Company”). They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “will,” “may,” “should,” “could,” “would,” “continues,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this Report. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements management may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to the Company at the time. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this Report are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of the Company’s future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. These risks, uncertainties and assumptions include, without limitation:

•

deterioration in the financial condition of borrowers resulting in significant increases in the Company’s loan and lease losses and provisions for those losses and other adverse impacts to results of operations and financial condition;

•

changes in Small Business Administration (“SBA”) rules, regulations and loan products, including specifically the Section 7(a) program, changes in SBA standard operating procedures or changes to the status of Live Oak Banking Company (the “Bank” or “Live Oak Bank”) as an SBA Preferred Lender;

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
•

the continuing impacts of the Coronavirus Disease 2019 (“COVID-19”) pandemic on trade (including supply chains and export levels), travel, employee productivity and other economic activities that may have a destabilizing and negative effect on financial markets, economic activity and customer behavior;

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

General

Live Oak Bancshares, Inc. (individually, “Bancshares” and collectively with its subsidiaries including Live Oak Banking Company, the “Company,” also referred to as “our” and “we”), headquartered in Wilmington, North Carolina, is the bank holding company for Live Oak Banking Company (the “Bank” or “Live Oak Bank”).  The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank and operates an established national online platform for small business lending and deposit gathering.  Bancshares was incorporated under the laws of the state of North Carolina on December 18, 2008, for the purpose of serving as the bank holding company of Live Oak Bank.  Bancshares completed its initial public offering (“IPO”) in July 2015.

The Company

The Company predominantly originates loans partially guaranteed by the U.S. Small Business Administration (the “SBA”) and to a lesser extent by the USDA Rural Energy for America Program (“REAP”), Water and Environmental Program (“WEP”), Business & Industry (“B&I”) and Community Facilities loan programs.  These loans are to small businesses and professionals with what the Company believes are lower risk characteristics. Industries, or “verticals,” on which the Company focuses its lending efforts are carefully selected. Within these verticals the Company typically retains individuals who possess extensive industry-specific experience.  The Company also lends more broadly to select borrowers outside of those verticals.

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

For additional information on the Company's business, financial performance and results of operations, see “Overview” and “Executive Summary” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.   For a discussion of the Company’s reportable segments see Note 16. Segments in Part II, Item 8 Financial Statements and Supplementary Data of this report.

The Company's voting common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LOB.”  As of January 31, 2022, there were 233 holders of record of the Company's voting common stock. The Company's principal executive office is located at 1741 Tiburon Drive, Wilmington, North Carolina 28403, telephone number (910) 790-5867. The Company maintains a website at www.liveoakbank.com. Documents available on the website include: (i) the Company's Code of Ethics and Conflict of Interest Policy; and (ii) charters for the Audit and Risk, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors. These documents also are available in print to any shareholder who requests a copy.

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

Demographics

As of December 31, 2021, the Company had 788 full-time employees, 16 part-time employees and 13 independent contractors.  None of the Company’s employees are covered by a collective bargaining agreement, and management considers relations with employees to be good.

Diversity and Inclusion

The Company strives to foster a welcoming, supportive, and equitable environment for diverse employees.  To accomplish this, the Company focuses on engagement, awareness, training, accountability, education, and communication.  During 2021, the Company offered implicit bias training, approved Juneteenth National Independence Day as a holiday observance, and facilitated and participated in quarterly roundtable discussions with other local employers on topics of diversity, equity and inclusion.  Employees, their families, and our board of directors were invited to a celebration highlighting local culturally diverse talent and minority-owned small businesses. The Company’s diversity, equity and inclusion initiatives are both internally and externally focused.  Its commitment to providing and enhancing a support infrastructure for people with underrepresented backgrounds remains a strategic initiative in 2022 and beyond.  The Company intends to continue to identify, monitor and measure meaningful diversity and inclusion goals, to continue to foster a welcoming environment through education, communication and recruiting efforts, and to provide support so that diverse employees have the resources and relationships they need to be successful and thrive.

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

Our focus on employee wellness extends beyond just insurance benefits.  The Company provides access to an intranet site focused on physical, mental, emotional, and financial wellness, and at its Wilmington headquarters facility, an on-site health clinic for employees, on-site physical therapy appointments, and an on-site wellness facility staffed with certified physical trainers and regularly scheduled live and virtual wellness classes.  The Company’s main campus in Wilmington also offers two on-site restaurants that provide heart-healthy options, and which can cater to specific dietary needs.

In response to the ongoing COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees, as well as the communities in which we operate. These measures included close partnership with care providers at our on-site health clinic to coordinate timely COVID-19 testing and treatment, adherence with local indoor mask mandates, contact tracing, and regular company-wide updates on COVID-19 cases within our Wilmington headquarters facility.  In addition, our 100% cloud-based operations allowed our employees to transition freely between remote working and in-person as personal circumstances required with no material effect on our operations or customer experience.  We continue to embrace a flexible working arrangement for a majority of our employees.

Commitment to Values and Ethics

Along with our core values, we have adopted a Code of Ethics and Conflict of Interest Policy, which set forth expectations and guidance for employees to make appropriate decisions. Our Code of Ethics and Conflict of Interest Policy cover topics such as conflicts of interest, compliance with laws, appropriate use of company assets, protecting confidential information, and reporting of violations. Our Code of Ethics and Conflict of Interest Policy reflect our commitment to operating in a fair, honest, responsible, and ethical manner and also provide direction for reporting complaints in the event of alleged violations of our policies. Our executive officers and supervisors maintain “open door” policies, and any form of retaliation is strictly prohibited.

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

Subsidiaries

In addition to the Bank, Bancshares directly or indirectly held the following wholly owned subsidiaries as of December 31, 2021:

•

Canapi Advisors, LLC (“Canapi Advisors”), formed in September 2018 for the purpose of providing investment advisory services to a series of funds focused on investing venture capital in new and emerging financial technology companies.

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

In 2018, the Bank formed Live Oak Private Wealth, LLC (“LOPW”), a registered investment advisor that provides high-net-worth individuals and families with strategic wealth and investment management services. On April 1, 2020, the Bank acquired Jolley Asset Management, LLC (“JAM”) to broaden service offerings for existing high-net-worth individuals and families, attract new clients from an expanded footprint and benefit from economies of scale.

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

In addition to the regulation and supervision summarized below, Bancshares is a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”) and is required to file reports with the SEC and otherwise comply with federal securities laws. Bancshares’ voting common stock is listed on NASDAQ. Consequently, in addition to the rules promulgated by the SEC, Bancshares must also comply with the listing standards applicable to NASDAQ-listed companies. The NASDAQ listing standards applicable to Bancshares include corporate governance standards related to director independence; requirements for audit, nominating and compensation committee charters, membership qualifications and procedures; and shareholder approval of equity compensation arrangements, among others.

The following discussion is not intended to be a complete description of all the activities regulated by U.S. banking laws and regulations or of the impact of such laws and regulations on the Company. Rather, it is intended to briefly summarize the legal and regulatory framework in which the Company operates and describes certain legal requirements that impact its businesses and operations. The information set forth below is subject to change.

Federal Bank Holding Company Regulation and Structure

As a registered bank holding company, Bancshares is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”), and to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a North Carolina-chartered commercial bank and is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks (“NCCOB”).

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

Bancshares’s voting common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.

In 2020, the Federal Reserve revised the “controlling influence” prong of its “control” rules promulgated under the BHCA. These revisions largely reaffirmed the Federal Reserve’s existing framework for analyzing “controlling influence” but with some new rules for presumptions of control for investments in and by banking organizations that represent more than 4.9% and less than 24.9% of control over any class of voting securities. The revisions apply to questions of control under the BHCA, but does not extend to the Change in Bank Control Act.

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

Under the BHCA, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act of 1977 rating of each subsidiary bank must be satisfactory or better. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. Bancshares filed an election and became a financial holding company in 2016.

Under Federal Reserve policy and as codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), Bancshares is expected to act as a source of financial strength for Live Oak Bank and to commit resources to support Live Oak Bank. This support may be required at times when Bancshares might not be inclined to provide it or it might not be in Bancshares’ best interests or the best interests of its shareholders. In addition, any capital loans made by Bancshares to Live Oak Bank will be repaid only after Live Oak Bank’s deposits and various other obligations are repaid in full.

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

Bancshares is also required to maintain registration as a bank holding company with the NCCOB. Subject to certain exceptions, Bancshares may not acquire control over another bank or bank holding company or consummate a merger or other combination transaction with another company without the prior approval of the NCCOB. The NCCOB also has authority to assert civil money penalties against a holding company if the NCCOB determines such holding company to be in violation of any banking laws and the holding company fails to comply with an NCCOB order to cease and desist from such violations of law.

The primary state banking laws to which Bancshares and the Bank are subject are set forth in Chapters 53C and 53 of the North Carolina General Statutes.  The North Carolina Business Corporation Act is also applicable to Bancshares as a North Carolina business corporation and to the Bank as a North Carolina banking corporation.

Payment of Dividends and Other Restrictions

Bancshares is a legal entity separate and distinct from the Bank. While there are various legal and regulatory limitations under federal and state law on the extent to which banks can pay dividends or otherwise supply funds to holding companies, a principal source of cash revenues for Bancshares is dividends from the Bank. The relevant federal and state regulatory agencies have authority to prohibit a state bank or bank holding company, which would include the Bank and Bancshares, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of a bank, be deemed to constitute an unsafe or unsound practice in conducting its business.

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

Capital Adequacy

General. Bancshares must comply with the Federal Reserve’s established capital adequacy standards, and Live Oak Bank is required to comply with the capital adequacy standards established by the FDIC. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. Under applicable capital standards, the minimum risk-based capital ratios are a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6%, and a total capital to risk-weighted assets ratio of 8%. In addition, to avoid restrictions on capital distributions and discretionary bonus payments, Bancshares and the Bank are required to meet a capital conservation buffer of common equity Tier 1 capital in addition to the minimum common equity Tier 1 capital ratio. The capital conservation buffer is set at a ratio of 2.5% common equity Tier 1 capital to risk-weighted assets, which sits “on top” of the 4.5% minimum common equity Tier 1 to risk-weighted assets ratio. Common equity Tier 1 capital is predominantly composed of retained earnings and common stock instruments (that meet strict delineated criteria), net of treasury stock, and after making necessary capital deductions and adjustments. Tier 1 capital is composed of common equity Tier 1 capital plus Additional Tier 1 capital, which consists of noncumulative perpetual preferred stock and similar instruments meeting specified eligibility criteria and “TARP” preferred stock and other instruments issued under the Emergency Economic Stabilization Act of 2008. Total capital is composed of Tier 1 capital plus Tier 2 capital, which consists of subordinated debt with a minimum original maturity of at least five years and a limited amount of loan loss reserves.

At December 31, 2021, the Company's risk-based capital ratios, as calculated under applicable capital standards were 12.38% common equity Tier 1 capital to risk weighted assets, 12.38% Tier 1 capital to risk weighted assets, and 13.53% total capital to risk weighted assets.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average total on-balance sheet assets, less goodwill and certain other intangible assets, of 4% for bank holding companies. Bancshares ratio at December 31, 2021 was 8.87% compared to 8.40% at December 31, 2020. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities.

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

Prompt Corrective Action.  The Federal Deposit Insurance Act (the “FDI Act”) requires the federal bank regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2021, Live Oak Bank had capital levels that qualify as “well capitalized” under the applicable regulations.

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

Basel III.  The regulatory capital framework under which Bancshares and Live Oak Bank operate changed in significant respects as a result of the Dodd-Frank Act and other regulations, including the separate regulatory capital requirements put forth by the Basel Committee on Banking Supervision, commonly known “Basel III.”

In July 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency approved final rules that established an integrated regulatory capital framework that addressed shortcomings in certain capital requirements. The rules implemented in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. These rules have applied to the Company since 2015.  Compliance by Bancshares and the Bank with these capital requirements affects their respective operations by increasing the amount of capital required to conduct operations.

Community Bank Leverage Ratio.  As discussed below, in 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) became law, which directed the federal banking agencies to develop a community bank leverage ratio (“CBLR”) of not less than 8 percent and not more than 10 percent for qualifying community banking organizations.  EGRRCPA defines a qualifying community banking organization as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion, which would include Bancshares and the Bank.  A qualifying community banking organization that exceeds the CBLR level established by the agencies is considered to have met: (i) the generally applicable leverage and risk-based capital requirements under the agencies’ capital rule; (ii) the capital ratio requirements in order to be considered well capitalized under the agencies’ prompt corrective action framework (in the case of insured depository institutions); and (iii) any other applicable capital or leverage requirements.  Section 201 of EGRRCPA defines the CBLR as the ratio of a banking organization’s CBLR tangible equity to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filing.

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

FDIC Insurance Assessments

The Bank’s deposits are insured by the FDIC.  The standard FDIC insurance coverage amount is $250,000 per depositor.  The FDIC maintains its Deposit Insurance Fund (the “DIF”) for the purposes of (1) insuring the deposits and protecting the depositors of insured banks and (2) resolving failed banks.  The DIF is funded mainly through quarterly assessments on insured banks, but also receives interest income on securities.  The DIF is reduced by loss provisions associated with failed banks and by FDIC operating expenses.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF.  The assessment rates for an insured depository institution vary according to the level of risk incurred in its activities, which for established small institutions like the Bank (i.e., those institutions with less than $10 billion in assets and insured for five years or more), is generally determined by reference to the institution’s supervisory ratings.  The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Live Oak Bank’s insurance assessments during 2021 and 2020 were $7.1 million and $7.5 million, respectively. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Privacy and Cybersecurity

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

In November 2021, the U.S. federal bank regulatory agencies issued a joint final rule to establish computer-security incident notification requirements for banking organizations and bank service providers. Under the final rule, a bank holding company, such a Bancshares, and an FDIC-supervised depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, as soon as possible and no later than 36 hours after a determination that a computer-security incident that rises to the level of a notification incident has occurred. A computer-security incident is an occurrence that results in actual harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores, or transmits. A notification incident is defined as a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, a banking organization’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business; (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value; or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States. For example, a notification incident may include a major computer-system failure; a cyber-related interruption, such as a distributed denial of service or ransomware attack; or another type of significant operational interruption.

Federal Home Loan Bank System

The Federal Home Loan Bank (the “FHLB”) System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (the “FHFA”).  The FHLBs provide a central credit facility primarily for member institutions.  As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $3.9 million at December 31, 2021. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta.  Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

The Volcker Rule

Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” certain limitations are placed on the ability of insured depository institutions and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule became fully effective in 2015, and banking entities had until 2017, to divest certain legacy investments in covered funds.  The Federal Reserve, Office of the Comptroller of Currency, FDIC, SEC, and Commodity Futures Trading Commission finalized amendments to the Volcker Rule in 2019, which relate primarily to the Volcker Rule’s proprietary trading and compliance program requirements.  These amendments to the Volcker Rule became effective in 2020, with compliance required by January 1, 2021. The amendments do not change the Volcker Rule’s general prohibitions, but they offer certain clarifications and a simplified approach to compliance. In June 2020, the agencies finalized further amendments to the Volcker Rule's funds provisions, which clarify key definitions and add new, and modify certain existing, exclusions from the definition of covered fund. Further, pursuant to EGRRCPA enacted in 2018 and discussed below, community banks are excluded from the restrictions of the Volcker Rule if (i) the community bank, and every entity that controls it, has total consolidated assets equal to or less than $10 billion and (ii) trading assets and liabilities of the community bank, and every entity that controls it, are equal to or less than five percent of its total consolidated assets.  Bancshares and Live Oak Bank are currently below these thresholds and thus exempt from the Volcker Rule.

USA PATRIOT Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) required each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also required the Secretary of the Treasury to prescribe by regulation minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act encouraged cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) mandated for public companies, such as Bancshares, a variety of reforms intended to address corporate and accounting fraud and provided for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. Sarbanes-Oxley imposed higher standards for auditor independence and restricted the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

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

Commercial Real Estate Concentrations

Lending operations of commercial banks may be subject to enhanced scrutiny by federal banking regulators based on a bank’s concentration of commercial real estate (“CRE”) loans. The federal banking regulators have issued guidance to remind financial institutions of the risk posed by CRE lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for bank examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land (“C&D”) represent 100% or more of the institution’s total capital; or
•

total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased over 50% or more during the prior 36 months.

As of December 31, 2021, the Bank's C&D concentration as a percentage of bank capital totaled 82.4% and the Bank's CRE concentration, excluding owner-occupied loans, as a percentage of capital totaled 162.5%.

Limitations on Incentive Compensation

In 2009, the Federal Reserve issued proposed guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with the proposed guidance, the Federal Reserve announced that it would review incentive compensation arrangements of bank holding companies such as Bancshares as part of the regular, risk-focused supervisory process.

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

Dodd-Frank Act

The Dodd-Frank Act was signed into law in 2010 and implemented many changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. Pursuant to the Dodd-Frank Act, the Financial Stability Oversight Council (the “FSOC”) was created and is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. Under the Dodd-Frank Act, the Consumer Financial Protection Bureau (the “CFPB”) was also created as a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and that such markets are fair, transparent and competitive.

Federal and State Taxation

Bancshares and its subsidiaries file a consolidated federal income tax return and separate state income tax returns in North Carolina. All the returns are filed on a calendar year basis. Consolidated income tax returns have the effect of eliminating intercompany income and expense, including dividends, from the computation of consolidated taxable income for the taxable year in which the items occur. In accordance with an income tax sharing agreement, income tax charges or credits are allocated among Bancshares and its subsidiaries on the basis of their respective taxable income or taxable loss that is included in the consolidated income tax return.

Banks and bank holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), with some modifications required by state law and the 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  Although the Company’s federal income tax liability is determined under provisions of the Code, which is applicable to all taxpayers, Sections 581 through 597 of the Code apply specifically to financial institutions.

Among other things, the Tax Act (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarified the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. The Tax Act also significantly changed U.S. tax law related to foreign operations, however, such changes do not currently impact the Company. Management continues to explore investments which generate investment tax credits and as a result there can be no assurance as to the actual effective rate because it will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.

Economic Growth, Regulatory Relief, and Consumer Protection Act

In 2018, the EGRRCPA was signed into law, which amended provisions of the Dodd-Frank Act and was intended to ease, and better tailor, regulation, particularly with respect to smaller-sized institutions such as the Company.  EGRRCPA’s highlights included, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (iv) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (v) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a CBLR (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status. In 2019, the FDIC passed a final rule on the CBLR, setting the minimum required CBLR at 9 percent.  The rule went into effect in 2020.  In addition, the Federal Reserve was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities and not having a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC.  Consistent with EGRRCPA, the Federal Reserve passed an interim final rule that became effective in 2018 to increase the asset threshold to $3 billion for qualifying for such policy statement.

The Coronavirus Aid, Relief, and Economic Security Act

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in March  2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act.  For example, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the Economic Aid Act) passed on December 27, 2020, allocated additional funding to the PPP, which funds can be used not only by small businesses who have yet to receive a PPP loan but also by some small businesses who may be eligible to receive a second PPP loan.  The Economic Aid Act also significantly revised various aspects of the PPP terms and conditions, including certain aspects of the forgiveness process.  In March 2021, the American Rescue Plan Act was enabled to provide additional financial relief and economic stimulus. The Company continues to assess the impact of the CARES Act and subsequent statues, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (“PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act, as amended, permits banks to suspend requirements under U.S. generally accepted accounting principles (“GAAP”) for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as troubled debt restructurings and suspend any determination related thereto if certain conditions are met. In order to be eligible for this treatment, the applicable loan must have been no more than 30 days past due as of December 31, 2019 and the loan modification must be made between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency related to COVID-19 declared by the president of the United States, or (ii) January 11, 2022. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company is applying this guidance to qualifying loan modifications.

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

•	Changes in our ability to use, or the terms of our use of, intellectual property owned by other companies could have a material adverse effect on our business.

•	We must effectively manage risks in connection with our information systems, which may experience disruption, failure, or security breaches, including those caused by cyber-attacks.

•	We must effectively manage our interest rate risks.

•	We must maintain an appropriate allowance for credit losses.

•	We must effectively manage our liquidity risk.

•	We are subject to environmental liability risk associated with our lending activities.

•	We must effectively manage our counterparty risk.

•	Our expansion strategy, including new lines of business, new products, acquisitions, and investments, exposes us to risks.

•	We are less able to diversify our lending risks than larger financial institutions.

•

Our directors and executive officers own a significant amount of our outstanding common stock, which could limit other shareholders’ ability to influence corporate matters and may hinder a third party from acquiring control of the Company.

Risks Related to Our Regulatory Environment

•	We are subject to extensive government regulation and supervision.

•	We must maintain adequate regulatory capital to support our business.

Risks Related to Our Common Stock

•	The trading volume in our common stock is less than that of larger financial institutions.

•	There can be no assurance that we will continue to pay cash dividends.

•	Federal laws and regulations impose restrictions on the ownership of our common stock.

•	Anti-takeover provisions in our governing documents could adversely affect our shareholders.

•	An investment in our common stock is not an insured deposit.

General Risk Factors

•	We compete with larger financial institutions and other financial service providers.

•	We must attract, retain, and develop key personnel.

•	Our risk management framework may not effectively mitigate risks or losses to us.

•	Hurricanes or other adverse weather events could disrupt our operations.

•	Our failure to maintain an effective system of internal control over financial reporting could harm our business.

•	Damage to our business reputation could adversely impact our business and results of operations.

Risks Related to Our Business

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, and financial condition, and such effects will depend on future developments that are highly uncertain and difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have had a significant negative impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns.

In many locations throughout the United States, the spread of COVID-19 decreased substantially throughout the spring and summer of 2021 and, as a result, several of the activity restrictions listed above were lifted in whole or in part in many jurisdictions. However, due in large part to the increased spread of new, more transmissible coronavirus variants, the number of individuals diagnosed with COVID-19 has again increased substantially in recent months. The substantial increase in COVID-19 infections has caused state and local governments to consider, and in some cases implement, various activity restrictions and containment measures that previously had been lifted.

The widespread availability of multiple COVID-19 vaccines and corresponding rates of vaccination generally have been effective in curtailing rates of infection in many parts of the United States and, in turn, mitigating many of the adverse social and economic effects of the pandemic; however, a significant portion of the population remains unvaccinated and the efficacy of the vaccines in preventing infection and serious illness is believed to wane over time and may be diminished in the face of new coronavirus variants. Accordingly, the pandemic, and related efforts to contain it, continue to disrupt global economic activity and functioning of the financial markets, impact interest rates and monetary policy decisions, increase economic and market uncertainty, and disrupt trade and supply chains. In an effort to counteract the significant economic disruption from the COVID-19 pandemic, there have been multiple economic stimulus packages initiated by the federal government, including the CARES Act and the Economic Aid Act. However, there can be no assurance that these packages will continue to be effective in stimulating and sustaining economic activity, and additional governmental stimulus and related interventions may be needed. Moreover, as economic conditions relating to the pandemic have improved over time, the Federal Reserve has shifted its focus to limiting the inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even if the pandemic subsides.

As a result, the outbreak has adversely impacted and may further adversely impact our operations and the operations of our borrowers, customers, and business partners. A number of factors impacting us or our borrowers, customers or business partners could materially adversely affect our business, results of operations, and financial condition, including but not limited to:

•	elevated levels of unemployment may lead to increases in loan delinquencies, losses, and charge-offs;
•	disruptions in the supply chains upon which our borrowers depend may have an adverse impact on their financial condition and ability to repay our loans;
•	collateral for loans, including real estate, may decline in value, which could cause loan losses to increase;
•	demand for our products and services may decline, making it difficult to grow or maintain assets and income;
•	noninterest income from premiums paid in the secondary market for the sale of loans may be reduced due to deteriorating market conditions and a decrease in the number of potential buyers;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•	we may experience operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions;
•	third-party vendors on which we rely may not be able to provide us critical services;
•

our risk management policies and practices may be negatively impacted in general, including, but not limited to, the effectiveness and accuracy of our models given the lack of data and comparable precedent; and

•	cyber and payment fraud risk may increase as cybercriminals attempt to profit from the disruption given increased online and remote activity.

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

Federal, state and local governmental authorities have enacted, and may enact in the future, legislation, regulations, and protocols in response to the COVID-19 pandemic, including governmental programs intended to provide economic relief to businesses and individuals. Our participation in and execution of any such programs may cause operational, compliance, reputational, and credit risks, which could result in litigation, governmental action or other forms of loss.  There remains significant uncertainty regarding the measures that authorities will enact in the future and the ultimate impact of the legislation, regulations, and protocols that have been and will be enacted.  For example, the CARES Act temporarily added a new program titled the Paycheck Protection Program (the “PPP”) to the SBA’s 7(a) loan program.  The PPP was intended to provide economic relief to small businesses nationwide.  Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved lenders that enrolled in the program, subject to numerous limitations and eligibility criteria.  After the PPP launched on April 3, 2020, we were an active participant in the program originating a substantial number and principal amount of PPP loans.  In addition, the CARES Act provided regulatory relief on deferrals offered to certain borrowers and provided six months of payment relief through the first quarter of 2021 from the SBA for certain loans guaranteed by that agency.  We face the risk that payment deferrals and those subsidy payments made by the SBA for borrowers under its programs may skew actual indications of ability to repay.  The Economic Aid Act passed on December 27, 2020, allocated additional funding to the PPP, which funds were used not only by small businesses who had yet to receive a PPP loan but also by some small businesses who were eligible to receive a second PPP loan.  The Economic Aid Act also significantly revised various aspects of the PPP terms and conditions, including certain aspects of the forgiveness process.  Rules and guidance regarding the PPP were not readily available at the start of the program, and the SBA and other government agencies continued to release additional rules and guidance during 2021 that changed or updated the requirements and expectations of the regulatory agencies administering the PPP and regulating participating lenders.  As of the date of this report, there remains some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, with a number of important aspects of the PPP where regulatory agencies have not provided complete guidance, particularly with respect to process, procedures and criteria for forgiveness and servicing of PPP loans.  Banks participating in the PPP have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and regarding claims for fees to be paid to purported agents and other third parties, and we are exposed to the risk of litigation regarding the PPP.  If any such litigation is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome.  We also face credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan.  In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

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

The extent to which the COVID-19 outbreak continues to impact our business, results of operations, and financial condition will depend on future developments that are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the virus and its variants, its severity, the actions to contain the virus or treat its impact, including vaccination rates and efficacy, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business, financial condition, and results of operations and prospects as a result of the virus’s global economic impact, including disruptions to trade and supply chains, the availability of credit, adverse impacts on our liquidity, and any recession that has occurred or may occur in the future. For more information on the impacts of COVID-19 on our business, results of operations and financial condition, see “Recent Developments” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since many of our loans are secured by collateral, we may attempt to seize the collateral if and when a customer defaults on a loan. However, the value of the collateral might not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customer. Any deterioration or downturn in real estate values in the markets we serve could have a material adverse effect on the value of the real property securing those loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans. The resolution of nonperforming assets, including the initiation of foreclosure proceedings, requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities, and which expose us to additional legal costs. Elevated levels of loan delinquencies and bankruptcies in our market areas, generally, and among our customers specifically, can be precursors of future charge-offs and may require us to increase our ACL on loans and leases. Higher charge-off rates, delays in the foreclosure process or in obtaining judgments against defaulting borrowers or an increase in our ACL may negatively impact our overall financial performance, may increase our cost of funds, and could materially adversely affect our business, results of operations and financial condition.

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

We anticipate that gains on the sale of loans will comprise a meaningful component of our revenue in 2022.  We sell the guaranteed portion of some of our SBA 7(a) loans in the secondary market. These sales have resulted in premium income for us at the time of sale and created a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our business, results of operations and financial condition.

In addition, we make loans through various programs of the United States Department of Agriculture (“USDA”).  A typical SBA 7(a) loan carries a 75% guarantee while USDA guarantees range from 60% to 80% depending on loan size and type.  We expect to continue to sell a large proportion of the USDA loans that we originate in the secondary market as they become eligible for sale.  The origination and sale of these loans are subject to similar risks associated with the origination and sale of SBA 7(a) loans as described above.  The laws, regulations and standard operating procedures that are applicable to SBA and USDA loan products may change at any time.  Because government regulation greatly affects the business and financial results of our organization, changes in the laws, regulations and procedures applicable to SBA and USDA loans could adversely affect our ability to operate profitably.

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

Similarly, Apiture, Inc. (“Apiture”) has provided the Bank significant engineering, development, professional and other services under an agreement to deliver the products and services that comprise our next-generation banking platform that we believe will be important for our future strategy and success.  This banking platform enables us to offer checking and other transactional accounts to our customers.  Offering these types of banking products for the first time to our customers presents greater and more complex operational, compliance and other risks than the risks associated with the deposit products we have offered in the past.  There can be no assurance that Apiture will be able to develop and support the implementation of our new banking platform in a timely and cost-effective manner or that Apiture will continue to provide any services on which we rely at appropriate service levels or at prices that would be market competitive.  In addition, we are an investor in Finxact, Inc., an early-stage fintech company that has developed and continues to refine and enhance an enterprise class, cloud-native Core-as-a-Service platform that we believe is important for our future strategy and success. We also rely on numerous other vendors and third parties to provide software and solutions comprising our new banking platform. If this technology is not successfully developed and implemented at our Bank, if we were to lose access to any of this technology, or if we were only able to access the technology on less favorable terms, we would not be able to offer our customers the next-generation banking platform services that we intend to offer, and our business, financial condition, results of operations and prospects could be materially and adversely affected.

A failure in or breach of our operational or security systems, or those of our third-party service providers, including as a result of cyber-attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

As a financial institution, our operations rely heavily on the secure data processing, storage and transmission of confidential and other information on our computer systems and networks. This may include sensitive business and personal information about our customers, such as addresses, Social Security numbers and driver license numbers.  Maintaining the confidentiality of this information is critical to our business.  We also maintain important internal company data such as personally identifiable information about our employees and information regarding our operations.  Our collection of such customer and company data is subject to extensive regulation and oversight.

Cloud technologies, including third-party cloud infrastructure, are also critical to the operation of our systems, and our reliance on cloud technologies is growing.  Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems and the technology we use, including services and solutions provided by third-party vendors, could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets or information. The increased use of mobile and cloud technologies, as well as the increase in remote work due to the COVID-19 pandemic, can heighten these and other operational risks.  We may fail to promptly identify or adequately address any such failures, interruptions or security breaches if they do occur. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. The increasing sophistication of cyber criminals and their evolving attempts to breach networks present increasing risk of a security breach. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.

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

Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we and our partners and collaborators may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, federal regulators and many federal and state laws and regulations require companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause customers, borrowers, employees, vendors, partners or investors to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation and could cause us to lose customers, borrowers, employees, vendors, partners, or investors, and could adversely affect our business and operations.

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

As of December 31, 2021, the fair value of our available for sale securities portfolio was approximately $906.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, monetary tapering actions by the Federal Reserve, and changes in market interest rates and potential instability in the capital markets. Any of these factors, among others, could cause impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects, as well as the value of our common stock. The process for determining whether a security is reported at the proper carrying amount usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our inability to accurately predict the future performance of an issuer or to efficiently respond to changing market conditions could result in a decline in the value of our investment securities portfolio, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, adjustments to the ACL on available-for-sale investment securities would negatively affect the Company’s earnings and regulatory capital ratios.

Our ACL may prove to be insufficient to absorb lifetime losses on loans, leases and off-balance sheet credit exposures.

We maintain allowances for credit losses on loans, leases, and off-balance sheet credit exposures. The ACL on loans and leases are contra-asset valuation accounts that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the ACL is a liability account reported as an other liability in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of ACL inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers; new information regarding existing loans and loan commitments; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans and off-balance sheet credit exposures. In addition, bank regulatory agencies periodically review our ACL and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans or off-balance sheet credit exposures in future periods exceed our allowances for credit losses on loans or off-balance sheet credit exposures, we will need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the ACL on loans and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations. See Note 1. Organization and Summary of Significant Accounting Policies to the Consolidated Financial Statements for further discussion related to our process for determining the appropriate level of the ACL.

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

We anticipate that gains on the sale of loans will continue to comprise a meaningful component of our revenue in 2022. The determination of noncash gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs. The value of retained unguaranteed loans and servicing rights are determined by our wholly owned subsidiary, GLS, which applies market-derived factors such as prepayment rates, current market conditions and recent loan sales to arrive at valuations. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. We believe that the valuations provided by GLS are at arm’s length and reflect fair value . In addition, these valuations are reperformed for indications of bias by an independent third party on a biannual basis. However, if such valuations are not reflective of fair market value, then our business, results of operations and financial condition may be materially and adversely affected.

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

Liquidity risk includes the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, loan originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures. Our liquidity is derived primarily from retail deposit growth and retention, the sale of loans in the secondary market, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. A significant portion of our deposit base is gathered through our nationwide direct deposit platform, and we have historically also relied on brokered deposits.  If our Bank were to become less than well capitalized, we would be subject to regulatory restrictions that could limit the effective yield we offer on deposits or disrupt our ability to accept brokered deposits.  We also could not accept brokered deposits without FDIC approval.  Recently revised and modernized FDIC regulations offer some regulatory relief and additional clarification.  We are assessing the implications of these new regulations and anticipate that the industry will seek response to situation-specific questions from the regulatory agencies.  See “Capital Adequacy” under the heading “Supervision and Regulation” above for more details on these restrictions.  If we became subject to these restrictions, they could have a material adverse effect on our liquidity, results of operations and financial condition.

Our access to funding sources in amounts adequate to finance our activities or at a reasonable cost could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could adversely affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn, failures of or interruptions to our next-generation banking platform, our lack of access to a traditional branch banking network designed to generate core deposits, and adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Our access to borrowed funds could become limited in the future, and we may be required to pay above market rates for additional borrowed funds, if we are able to obtain them at all, which may adversely affect our business, results of operations and financial condition.

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

In connection with our banking business, we take title to real estate collateral from time to time through foreclosure or otherwise in connection with efforts to collect debts previously contracted. Such real estate is referred to as other real estate owned (“OREO”). As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. The amount of OREO we hold may increase due to various economic conditions or other factors. Any additional increase in losses and maintenance costs and other expenses due to OREO may have a material adverse effect on our business, results of operations and financial condition. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and other expenses, and reduce our ultimate realization from any OREO sales. In addition, at the time of acquisition of the OREO we are required to reflect its fair market value in our financial statements. If the OREO declines in value subsequent to its acquisition, we are required to recognize a loss. As a result, declines in the value of our OREO will have a negative effect on our business, results of operations and financial condition. As of December 31, 2021, we had four OREO properties with an aggregate carrying value of $620 thousand.

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

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may experience changes in value in relatively short periods of time, especially during periods of heightened economic uncertainty, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of OREO, and our ACL on loans and leases may not reflect accurate loan impairments. The valuation of the properties securing the loans in our portfolio may negatively impact the continuing value of those loans and could materially adversely affect our business, results of operations and financial condition.

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

Our investments in financial technology companies and initiatives, including our investment in Apiture and the activities of our subsidiary Canapi Advisors, subject us to material financial, reputational and strategic risks.

Our investments in various financial technology companies have had a significant impact on our results of operations, and we anticipate they will continue to have a significant impact on our results of operations in the future.  Investments where we have the ability to exercise significant influence but not control over the operating and financial policies of the investee are accounted for using the equity method of accounting.  For investments accounted for under the equity method, we increase or decrease our investment by our proportionate share of the investee’s net income or loss.  Those investments where we are not able to exercise significant influence over the investee are accounted for under ASC 321, Investments – Equity Securities, where changes in fair value resulting from observable price changes arising from orderly transactions are recognized in net income.  We also periodically evaluate our investments for impairment.  The results of this testing of our investments for potential impairment may be adversely affected by a variety of factors, including market conditions, general economic conditions and unfavorable changes in the businesses underlying the investments.  Impairments or write-downs of these assets may result in charges that adversely affect our results of operations.  See Note 1. Organization and Summary of Significant Accounting Policies under the subheading entitled “Investments” for more information.

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

As of December 31, 2021, the carrying amount of our investment in Apiture was $52.3 million.  Apiture's future success will depend on its ability to develop, sell and deliver new or enhanced solutions to financial institution clients; however, these solutions and related services may not be attractive to existing or prospective clients. In addition, promoting, selling and delivering these new and enhanced solutions may require increasingly costly sales, marketing and implementation efforts. We also anticipate that Apiture will face challenges from its current competitors, which in many cases are more established and enjoy greater resources than it does, as well as by new entrants into the industry.  If Apiture is not able to successfully execute its business plan, then the value of our investment in Apiture could decrease, which could have a material adverse effect on our business, financial condition and results of operations.  Apiture’s digital banking solution requires sophisticated software and computing systems that may encounter development delays or software defects.  Defects in Apiture’s software offerings or delays in the development of such software could result in unforeseen costs, diversion of technical and other resources, loss of credibility with existing and potential clients or reputational harm, any of which could materially adversely affect our business, results of operations and financial condition.

Our subsidiary Canapi Advisors is an investment advisor to Canapi Ventures, a series of funds focused on providing venture capital to new and emerging financial technology companies.  Canapi Ventures invests in early to growth-stage companies that may include companies that utilize advanced science, technology, engineering and/or mathematics to innovate in the financial technology market.  Investments in these companies involve a high degree of business and financial risk that can result in substantial losses.  These companies may be unseasoned, unprofitable or have no established operating histories or earnings and may lack technical, marketing, financial and other resources.  These companies often have the need for substantial additional capital to support expansion or to achieve or maintain a competitive position.  Less established companies tend to have lower capitalization and fewer resources and, therefore, are often more vulnerable to financial failure. These companies may be dependent upon the success of one product or service, a unique distribution channel, or the effectiveness of a manager or management team.  The failure of this one product, service or distribution channel, or the loss or ineffectiveness of a key executive or executives within the management team may have a materially adverse impact on such companies. Such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities and a larger number of qualified managerial and technical personnel.  If Canapi Advisors is unable to successfully identify investment opportunities, it will likely lose the capital that it invests on behalf of the fund’s investors, including the capital that we invest, and will not generate any carried interest for the benefit of the Company, which would have a materially adverse effect on our results of operations, our reputation and our ability to raise successive funds for similar purposes.

Many of the financial technology companies in which we invest directly present risks similar to those in which Canapi Ventures invests.  The possibility that the companies in which we and Canapi Ventures invest will not be able to commercialize their technology or product concept presents significant risk to our business operations and financial results. These companies tend to lack management depth, to have limited or no history of operations and to not have attained profitability.  Additionally, although some of these companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which we and Canapi Ventures invest will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that one or more of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.

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

We invest in and/or finance certain tax-advantaged projects promoting renewable energy sources. Our investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. We utilize an investment tax credit for the installation of certain solar power facilities. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be fully realized. The possible inability to realize these tax credits and other tax benefits can have a negative impact on our financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside of our control, including changes in the applicable provisions of the tax code and the ability of the projects to be completed and properly managed.  In addition, we make loans through the REAP of the USDA, which provides guaranteed loan financing and grant funding to agricultural producers and rural small businesses for renewable energy systems or to make energy-efficient improvements.  Any changes to applicable provisions of the tax code or other developments could adversely impact demand for these loans even where we are not utilizing an investment tax credit.

Our loan portfolio may be affected by deterioration in real estate markets, including declines in the performance of loans.

Deterioration in real estate markets could result in declining prices and excess inventories. As a result, developers may experience financial deterioration and banking institutions may experience declines in the performance of construction, development and commercial loans. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If conditions are worse than forecast, we could experience higher charge-offs and delinquencies than is provided in the ACL on loans and leases, which could materially adversely affect our business, results of operations and financial condition.

Deterioration in the commercial soundness of our counterparties could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could create a market-wide liquidity crisis and could lead to losses or defaults by us or by other institutions. The deterioration or failure of our counterparties would have a material adverse effect on our business, results of operations and financial condition.

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

We attempt to manage our credit exposure through careful monitoring of loan applicants and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our ACL on loans and leases. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, and the economies in which we and our borrowers operate, as well as the judgment of our regulators. This is an inherently uncertain process, and our loan loss reserves may not be sufficient to absorb future loan losses or prevent a material adverse effect on our business, results of operations and financial condition.

Insiders have substantial control over us, and this control may limit our shareholders’ ability to influence corporate matters and may delay or prevent a third party from acquiring control over us.

As of January 31, 2022, our directors and executive officers and their related entities own, in the aggregate, approximately 25.5% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other shareholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our executive officers and directors and related entities, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this Report.

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

Both we and the Bank are required to meet regulatory capital requirements and otherwise need to maintain sufficient liquidity to support recent and future growth. We have continued to experience considerable growth recently. Asset growth, diversification of our business, expansion of our financial product offerings and other changes in our asset mix continue to require higher levels of capital. Our ability to raise additional capital, when and if needed in the future, to meet such regulatory capital requirements and liquidity needs will depend on conditions in the capital markets, general economic conditions, the performance and prospects of our business and a number of other factors, many of which are outside of our control.  We cannot assure you that we will be able to raise additional capital if needed or raise additional capital on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations could be materially and adversely affected.

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

Our FDIC deposit insurance premiums and assessments may increase.

The deposits of our Bank are insured by the FDIC up to legal limits and, accordingly, subject our Bank to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are based on its average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

The low trading volume in our common stock may adversely affect your ability to resell shares at prices that you find attractive or at all.

Our common stock is listed for quotation on NASDAQ under the ticker symbol “LOB”. The average daily trading volume for our common stock is less than that of larger financial institutions. Due to its relatively low trading volume, sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Future sales of shares of our common stock by existing shareholders could depress the market price of our common stock.

Live Oak Bancshares, Inc. had 43,637,585 shares of common stock outstanding at January 31, 2022. In addition, as of January 31, 2022, there were outstanding options to purchase 1,042,452 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale. Also, as of January 31, 2022, there were 1,901,335 outstanding restricted stock units that vest over time that, when vested, will result in additional shares becoming available for sale.  A large portion of these shares, options and restricted stock units are held by a small number of persons. Sales by these shareholders or option and restricted stock unit holders of a substantial number of shares could significantly reduce the market price of our common stock.

There can be no assurance that we will continue to pay cash dividends.

Although we have historically paid cash dividends, there is no assurance that we will continue to pay cash dividends. Future payment of cash dividends, if any, will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, economic conditions, and such other factors as the board may deem relevant.

Live Oak Bancshares, Inc. is subject to extensive regulation, and ownership of our common stock may have regulatory implications for its holders.

The Company is subject to extensive federal and state banking laws, including the BHCA and federal and state banking regulations, that impact the rights and obligations of owners of our common stock, including, for example, its ability to declare and pay dividends on its common stock.

Shares of Live Oak Bancshares, Inc.’s common stock are voting securities for purposes of the BHCA. The BHCA generally requires regulatory approval before any individual or company may acquire 25% or more of any class of Live Oak Bancshares Inc.’s common stock, and such regulatory approval may be required under certain circumstances if a person, company or group acting in concert acquires 10% or more, but less than 25% of Live Oak Bancshares Inc.’s common stock.  Holders of our common stock should consult their own counsel with regard to regulatory implications.

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

We compete with these institutions both in attracting deposits and in making loans, primarily on the basis of the interest rates we pay and yield on these products. We also compete with these institutions in our other business lines, including wealth management.  Many of our competitors are well-established, much larger financial institutions. While we believe we can successfully compete with these other lenders in our industry verticals, we may face a competitive disadvantage as a result of our smaller size. Furthermore, nothing would prevent our competitors from developing or licensing a technology-based platform similar to the technology-based platform we currently use in our business. In addition, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation, legislative, regulatory and technological changes, and the emergence of alternative banking sources.

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

North Carolina’s coastal region is affected, from time to time, by adverse weather events, particularly hurricanes, the nature and severity of which may be impacted by climate change. We cannot predict whether, or to what extent, damage caused by future hurricanes or other weather events will affect our operations. Weather events could cause a disruption in our day-to-day business activities and could have a material adverse effect on our business, results of operations and financial condition.

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

From time to time, the SEC and the Financial Accounting Standards Board (“FASB”) update accounting principles generally accepted in the United States (“GAAP”) that govern the preparation of our financial statements. In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, we may experience unexpected material adverse consequences that could negatively affect our business, results of operations and financial condition.

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

Office	Address	Year Opened	Approximate Square Footage	Owned or Leased	Operating Segment
Main Offices	1741 Tiburon Dr 1757 Tiburon Dr 1805 Tiburon Dr 1811 Tiburon Dr	2013 2015 2019 2019	36,000 55,000 80,972 24,329	Owned	Banking Fintech
Atlanta, GA Office	3060 Peachtree Rd Ste. 1220	2010	4,455	Leased	Banking
Santa Rosa, CA Office	100 B St Ste. 100	2015	2,386	Leased	Banking
Roseville, CA Office	1223 Pleasant Grove Blvd Ste. 120	2016	1,416	Leased	Banking
Wilmington Flight Operations	1890 Trask Dr	2017	25,500	Owned	Banking Fintech
Washington, DC Office	2099 Pennsylvania Ave, NW	2017	3,698	Leased	Banking
Raleigh, NC Office	1017 Main Campus Dr, Ste. 3200	2019	3,889	Leased	Banking
Rocky Mount, NC Office	210 Bryant St, Ste. A	2020	1,698	Leased	Banking
Wilmington, NC Office	106 Market Street, Ste. 200	2021	5,110	Leased	Banking

The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its operational needs.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of December 31, 2021, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.  In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on its business, operating results or financial condition.

On March 12, 2021, a purported class action was filed against the Company in the United States District Court for the Eastern District of North Carolina, Joseph McAlear, individually and on behalf of all others similarly situated v. Live Oak Bancshares, Inc. et al.  The complaint alleges the existence of an agreement between the Company, nCino, Inc. and Apiture, LLC in which those companies purportedly sought to restrain the mobility of employees in violation of antitrust laws by agreeing not to solicit or hire each other’s employees.  The complaint alleges violations of Section 1 of the federal Sherman Act (15 U.S.C. § 1) and violations of Sections 75-1 and 75-2 of the North Carolina General Statutes.  The plaintiff seeks monetary damages, including treble damages, entitlement to restitution, disgorgement, attorneys’ fees, and pre- and post-judgment interest. On October 12, 2021, the Company reached an agreement to settle the case with a proposed class of all persons (with certain exclusions) employed by the Company or its wholly owned subsidiary, Live Oak Banking Company, Apiture, Inc. or nCino, Inc. in North Carolina at any time from January 27, 2017, through March 31, 2021.  In the agreement, the Company agreed to pay $3.9 million.  On October 13, 2021, the plaintiff filed a motion for preliminary approval of the settlement, and the court granted such preliminary approval by order entered on November 23, 2021.  The court has set a hearing for April 25, 2022, at which final approval of the settlement will be considered.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Bancshares’ voting common stock is traded on the NASDAQ Global Select Market under the symbol “LOB.” Quotations of the sales volume and the closing sales prices of the voting common stock of Bancshares are listed daily in the NASDAQ Global Select Market’s listings. Bancshares’ non-voting common stock is not listed for trading on any exchange.

Holders

As of January 31, 2022, there were 43,637,585 voting shares outstanding and 233 holders of record for Bancshares’ common stock.

Dividend Policy

The timing and amount of cash dividends paid depends on Bancshares’ earnings, capital requirements, financial condition and other relevant factors. Although Bancshares has historically paid quarterly cash dividends to its shareholders in the past, and currently expects to pay comparable quarterly cash dividends in the future, shareholders are not entitled to receive dividends. Downturns in domestic and global economies and other factors could cause Bancshares board of directors to consider, among other things, the elimination of or reduction in the amount and/or frequency of cash dividends paid on Bancshares’ common stock.  See “Supervision and Regulation” under Item 1 of this Report for more information on restrictions on Bancshares’ ability to declare and pay dividends. Bancshares can offer no assurance that the board of directors will continue to declare or pay cash dividends in any future period.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

The stock performance graph required by Item 201(e) of Regulation S-K is incorporated into this Report by reference from Bancshares annual report to shareholders for the year ended December 31, 2021, which will be posted on the Company’s website subsequent to the date of this Report. The stock performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.[RESERVED]

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following presents management’s discussion and analysis (“MD&A”) of the more significant factors that affected the Company's financial condition and results of operations for the year ended December 31, 2021 as compared to December 31, 2020. For a comparison of 2020 results to 2019 and other 2019 information not included herein, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2020 Form 10-K filed with the SEC on February 25, 2021.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Nature of Operations

Live Oak Bancshares, Inc. (collectively with its subsidiaries including Live Oak Banking Company, the “Company”) is a financial holding company and a bank holding company headquartered in Wilmington, North Carolina, incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending and deposit related services to small businesses nationwide. The Bank identifies and extends lending to credit-worthy borrowers both within specific industries, also called verticals, through expertise within those industries, and more broadly to select borrowers outside of those industries. A significant portion of the loans originated by the Bank are guaranteed by the U.S. Small Business Administration (“SBA”) under the 7(a) Loan program and the U.S. Department of Agriculture (“USDA”) Rural Energy for America Program (“REAP”), Water and Environmental Program (“WEP”) and Business & Industry (“B&I”) loan programs.

The Company’s wholly owned subsidiaries are the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi Advisors”). 504 Fund Advisors, LLC (“504FA”) was a wholly owned subsidiary of the Company until 2019, when 504FA exited as the advisor to The 504 Fund, and the Company dissolved this legal entity.

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

Recent Developments

The COVID-19 pandemic has caused complex and significant adverse impacts on certain areas of the economy, the banking industry and the Company, all of which continue to be subject to a high degree of uncertainty. This uncertainty is magnified with the continued risk of a resurgence of the virus and new variants, which have recently caused cases to increase in the United States.  Despite ongoing uncertainty, the economy continued to generally improve in 2021, resulting in positive impacts on the Company’s allowance for credit losses (“ACL”) on loans and leases, loans carried at fair value, and net gains on sales of loans, as discussed below in MD&A.

Relative to Paycheck Protection Program (“PPP”) loans, the Company ended 2021 with a total outstanding balance net of deferred fees and costs of $261.9 million compared to $1.50 billion at December 31, 2020.  During 2021, the Company recognized a $15.5 million increase in interest income arising from PPP loan amortization of net deferred fees combined with the 1% annualized interest rate leaving $6.5 million in net deferred fees remaining to be recognized into future interest income.  The Company’s corresponding Paycheck Protection Program Liquidity Facility (“PPPLF”) used to help provide financing for the origination of PPP loans decreased from $1.53 billion at December 31, 2020 to $267.6 million at December 31, 2021. Borrowings under the PPPLF bear interest at a rate of 0.35%, and there are no fees paid by the Company.

Credit

In accordance with guidance from banking regulators, the Company has and continues to work with COVID-19 affected borrowers to help defer their payments, interest, and fees.  At December 31, 2021 the Company had $1.1 million in unguaranteed loans and leases on payment deferral for borrowers impacted by the COVID-19 pandemic with $67 thousand in accrued interest receivable.  In addition, the Company had $76.9 million in unguaranteed loans on SBA payment assistance at December 31, 2021.  To date, almost all loans after expiration of assistance have returned to making regular payments.

In previous quarters of 2021, the Company has disclosed certain industries that have heightened levels of exposure as a result of COVID-19.  Specifically, management identified six verticals that were considered to be “at-risk” of significant COVID-19 impacts.  These verticals are hotels, educational services, wine and craft beverage, quick service restaurants, entertainment centers and fitness centers.  Businesses within these six verticals have shown notable improvements throughout 2021.  As of December 31, 2021, these verticals contained two loans with an aggregate balance of $2.7 million, $676 thousand of which was unguaranteed, still on payment deferral and 28 loans that continue to receive SBA payment subsidies with an aggregate balance of $37.6 million, $9.4 million of which was unguaranteed.  While 2021 reflected positive signs of emerging from at-risk status, management continues to closely monitor these vulnerable verticals for signs of weakness.

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

Executive Summary

The table below sets forth selected consolidated financial data as of the dates or for the periods indicated.

	As of and for the Year Ended December 31,
	2021	2020	2019
Income Statement Data
Net income	$166,995	$59,543	$18,034
Per Common Share
Net income, diluted	$3.71	$1.43	$0.44
Dividends declared	0.12	0.12	0.12
Book value	16.39	13.38	13.20
Tangible book value (1)	16.31	13.28	13.20
Performance Ratios
Return on average assets	2.03%	0.85%	0.42%
Return on average equity	25.58	10.49	3.46
Net interest margin	3.86	3.03	3.67
Efficiency ratio (1)	50.55	69.10	81.25
Noninterest income to total revenue	35.06	30.17	30.99
Dividend payout ratio	3.10	8.20	26.67
Selected Loan Metrics
Loans and leases originated	$4,480,725	$4,450,198	$2,001,886
Outstanding balance of sold loans serviced:	3,298,828	3,205,623	2,970,607
Asset Quality Ratios
Allowance for credit losses to loans and leases held for investment (2)	1.30%	1.21%	1.57%
Net charge-offs (2)	$3,932	$15,265	$1,410
Net charge-offs to average loans and leases held for investment (2) (3)	0.08%	0.44%	0.10%

Nonperforming loans and leases at historical cost (2) (4)
Unguaranteed	$15,987	$20,078	$7,224
Guaranteed	26,546	26,032	14,713
Total	42,533	46,110	21,937
Unguaranteed nonperforming historical cost loans and leases, to loans and leases held for investment (2) (4)	0.33%	0.46%	0.40%

Nonperforming loans at fair value (5)
Unguaranteed	$4,791	$5,387	$6,700
Guaranteed	33,471	30,112	43,039
Total	38,262	35,499	49,739
Unguaranteed nonperforming fair value loans to loans held for investment (5)	0.74%	0.66%	0.81%
Consolidated Capital Ratios
Common equity tier 1 capital (to risk-weighted assets)	12.38%	12.15%	14.90%
Tier 1 leverage capital (to average assets)	8.87	8.40	10.65

(1)	See "Non-GAAP Measures" presented at the conclusion of this Item 7 for more information and a reconciliation to the most closely related GAAP measure.
(2)	Loans and leases at historical cost only (excludes loans measured at fair value).
(3)	Annual net charge-offs as a percentage of annual average loans and leases held for investment.
(4)	The year ended December 31, 2020 excludes one $6.1 million hotel loan classified as held for sale.
(5)	Loans accounted for under the fair value option only (excludes loans and leases carried at historical cost).

The following is a summary of the Company's financial highlights and events for 2021:

•

Diluted earnings per share increased $2.28 or 159.9%, from $1.43 to $3.71, with key drivers of higher levels of reported net income outlined more fully in the opening to the section titled “Results of Operations.”

•

Total revenue, comprised of net interest income and total noninterest income, increased by $176.3 million, or 62.8%, to $457.0 million in 2021, with $102.1 million related to higher levels of net interest income and $44.1 million related to a gain arising from the Company’s investment in Greenlight Financial Technologies, Inc. (“Greenlight”).

•

Income tax expense increased $55.9 million, resulting in total income tax expense of $43.8 million for the year ended December 31, 2021. This increase was largely the result of $163.4 million more in income before taxes in 2021 considered against higher levels of tax benefits in 2020 arising from both the vesting of restricted stock unit awards with market price conditions and a tax benefit due to the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in 2020.

•	Loan originations of $4.48 billion compared to $4.45 billion in 2020. Excluding PPP loans, total 2021 originations were $3.93 billion, an increase of $1.25 billion, or 46.3%, compared to 2020.
•	Loans and leases held for sale and investment increased by $317.4 million. Excluding PPP loans, total loans and leases increased $1.55 billion, or 32.2%, to $6.38 billion at the end of 2021.
•	Total nonperforming unguaranteed loans and leases as a percentage of total loans and leases held for investment decreased from 0.46% at the end of 2020 to 0.33% at the end of 2021.
•	Net charge-offs as a percentage of average held for investment loans and leases carried at historical cost, for the years ended December 31, 2021 and 2020, were 0.08% and 0.44%, respectively.
•	Provision for loan and lease credit losses decreased $25.4 million, or 62.6%, largely due to continued improvements in economic forecasts.
•	Total deposits rose by 24.5% to $7.11 billion at the end of 2021 driven by funding needs for significant loan origination efforts during the year.
•	Borrowings under PPPLF, decreased from $1.54 billion to $267.6 million.

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

The Company's results for 2021 demonstrated a continuation of strong underlying financial performance and solid growth momentum. Management continues to focus on building recurring revenue streams, promoting change within the financial technology industry, and building out selected existing verticals while adding new verticals to the Company's business model.  Management anticipates that the Company's held-for-sale and held-for-investment loan portfolios will continue to grow as a result of healthy origination volumes and higher levels of loan retention that are intended to promote long-term recurring revenue and profitability, including the continued pursuit of potential opportunities in conventional lending outside of SBA or other government guarantee programs.

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

Results of Operations

The Company reported net income of$167.0 million, or $3.71 per diluted share, for 2021 compared to $59.5 million, or $1.43 per diluted share, for 2020.

This increase in net income was primarily attributable to the following items:

•	Increase in net interest income of $102.1 million, or 52.4%, predominately driven by significant growth in total loan and lease portfolios, which was accentuated by the origination of PPP loans;
•

Equity security investments gains increased $29.8 million, or 200.2%, largely due to a $44.1 million gain related the Company’s investment in Greenlight arising from an increase in the observable fair market value of the Company’s investment through an arm’s length sale of a portion of its shares in the investee. The Company’s total gains in equity security investments in 2020 was principally comprised of a $14.6 million gain, also arising from increased fair value of Greenlight investments;

•	A decrease in the provision for loan and lease credit losses of $25.4 million, or 62.6%;
•	Net gains on sales of loans increased $17.8 million, or 36.0%;
•	The net gain on the valuation adjustment for loans accounted for under the fair value option of $4.3 million, increasing by $17.3 million, or 132.5%, from a net loss of $13.1 million in 2020; and
•	A lower loss on equity method investments of $13.0 million, or 88.3%.

Other key factors partially offsetting the year-over-year increase in net income were composed of the following:

•

An increase in noninterest expense of $38.3 million, or 19.9%, comprised principally of increased salaries and employee benefits of $12.4 million, professional services of $8.8 million, data processing of $5.8 million, renewable energy tax credit investment impairment of $3.2 million, loan related expenses of $2.7 million and travel related expenses of $2.4 million; and

•

An increase in income tax expense of $55.9 million.  This increase was primarily due to the above discussed increase in net income and a to a lesser degree the lower level of tax benefits arising from restricted stock unit award vesting in 2021 as compared to 2020.

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

For 2021, net interest income increased $102.1 million, or 52.4%, to $296.8 million compared to $194.7 million for 2020. This increase was principally due to the significant growth in the held for investment loan and lease portfolios reflecting the Company's ongoing initiative to grow recurring revenue sources combined with lower costs of interest-bearing liabilities.  This increase over the prior year was further enhanced by the aforementioned revenue arising from PPP loans with a $15.5 million increase in interest income arising from amortization of net deferred fees combined with a 1% annualized interest rate.   Accordingly, average interest-earning assets increased by $1.24 billion, or 19.4%, to $7.68 billion for 2021, compared to $6.44 billion for 2020, while the yield on average interest-earning assets increased 22 basis points to 4.70%. The cost of funds on interest-bearing liabilities for 2021 decreased 61 basis points to 0.87%, and the average balance of interest-bearing liabilities increased by $1.10 billion, or 17.4%, over 2020. The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth.  As indicated in the rate/volume table below, increased interest-earning asset volume and yields and greater levels of cost declines of interest-bearing liabilities outpaced the higher volume of interest-bearing liabilities, resulting in increases to interest income of $72.8 million and decreases to interest expense of $29.3 million for 2021 compared to 2020.  For 2020 compared to 2021, the net interest margin increased from 3.03% to 3.86%, respectively, due primarily to significant loan portfolio growth and the maturity of longer term deposits which are repricing at lower rates combined with recognition of PPP related income, which is being accelerated with forgiveness efforts.  As of December 31, 2021, the Company had $261.9 million in PPP loan balances on its books which includes $6.5 million in net deferred fees remaining to be recognized into future interest income.  The Company expects to recognize most of the remaining net deferred fees for PPP loans in 2022.

In December 2021, the Federal Reserve released projections where the midpoint of the projected target range for the federal funds rate would rise to 0.9% by the end of 2022, to 1.6% by the end of 2023 and to 2.1% by the end of 2024. These projections imply approximately three 25 basis point increases in the federal funds rate in 2022, followed by three in 2023 and two in 2024.  There can be no assurance that any increases in the federal funds rate will occur, and if they do, the amount and timing of actual increases are subject to change.  See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for information about the Company’s sensitivity to interest rates.

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

	2021			2020			2019
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$407,474	$920	0.23%	$453,260	$2,346	0.52%	$168,295	$3,734	2.22%
Federal funds sold	18,714	22	0.12	68,873	276	0.40	49,036	1,065	2.17
Investment securities	797,426	12,533	1.57	643,023	15,016	2.34	533,364	15,345	2.88
Loans held for sale	1,111,216	60,044	5.40	1,064,731	58,793	5.52	864,442	58,018	6.71
Loans and leases held for investment(1)	5,350,055	287,694	5.38	4,206,539	211,977	5.04	2,203,251	149,818	6.80
Total interest-earning assets	7,684,885	361,213	4.70	6,436,426	288,408	4.48	3,818,388	227,980	5.97
Less: Allowance for credit losses on loans and leases	(54,975)			(37,839)			(20,952)
Noninterest-earning assets	592,237			615,455			492,963
Total assets	$8,222,147			$7,014,042			$4,290,399
Interest-bearing liabilities:
Interest-bearing checking	$76,714	$442	0.58%	$318,667	$1,853	0.58%	$42	$0	1.07%
Savings	3,077,933	16,667	0.54	1,531,680	16,558	1.08	1,013,177	20,598	2.03
Money market accounts	103,078	300	0.29	87,050	345	0.40	86,175	561	0.65
Certificates of deposit	3,181,591	42,331	1.33	3,373,012	70,970	2.10	2,585,367	66,738	2.58
Total deposits	6,439,316	59,740	0.92	5,310,409	89,726	1.67	3,684,761	87,897	2.35
Other borrowings	1,007,596	4,688	0.47	1,033,744	3,959	0.38	1,195	1	0.08
Total interest-bearing liabilities	7,446,912	64,428	0.87	6,344,153	93,685	1.48	3,685,956	87,898	2.38
Noninterest-bearing deposits	77,104			47,655			49,510
Noninterest-bearing liabilities	45,424			54,604			33,481
Shareholders' equity	652,707			567,630			521,452
Total liabilities and shareholders' equity	$8,222,147			$7,014,042			$4,290,399
Net interest income and interest rate spread		$296,785	3.83%		$194,723	3.00%		$140,082	3.59%
Net interest margin			3.86%			3.03%			3.67%
Ratio of average interest-earning assets to average interest-bearing liabilities			103.20%			101.45%			103.59%

(1)	Average loan and lease balances include non-accruing loans and leases.

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

	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$(1,256)	$(170)	$(1,426)	$(5,287)	$3,899	$(1,388)
Federal funds sold	(124)	(130)	(254)	(1,044)	255	(789)
Investment securities	(5,499)	3,016	(2,483)	(3,187)	2,858	(329)
Loans held for sale	(1,288)	2,539	1,251	(11,476)	12,251	775
Loans and leases held for investment	16,159	59,558	75,717	(56,427)	118,586	62,159
Total interest income	7,992	64,813	72,805	(77,421)	137,849	60,428
Interest expense:
Interest-bearing checking	(11)	(1,400)	(1,411)	(1)	1,854	1,853
Savings	(12,435)	12,544	109	(12,113)	8,073	(4,040)
Money market accounts	(100)	55	(45)	(221)	5	(216)
Certificates of deposit	(25,352)	(3,287)	(28,639)	(14,220)	18,452	4,232
Other borrowings	840	(111)	729	4	3,954	3,958
Total interest expense	(37,058)	7,801	(29,257)	(26,551)	32,338	5,787
Net interest income	$45,050	$57,012	$102,062	$(50,870)	$105,511	$54,641

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

For 2021, the provision for loan and lease credit losses was $15.2 million compared to $40.7 million in 2020, a decrease of $25.4 million.  The decrease in provision was primarily the result of continued improvement in forecasts related to employment and default expectations combined with the effects of the below discussed performance metrics, partially offset by the impact of growth in the Company’s loan and lease portfolios.

Loans and leases held for investment at historical cost were $4.88 billion as of December 31, 2021, an increase of $546.5 million, or 12.6%, compared to December 31, 2020.  Excluding PPP loans and net unearned fees on those loans, the balance in loans and leases held for investment at historical cost was $4.61 billion at December 31, 2021, an increase of $1.78 billion, or 63.0%, over December 31, 2020.

Net charge-offs for loans and leases carried at historical cost were $3.9 million, or 0.08% of average loans and leases held for investment, carried at historical cost, for 2021, compared to net charge-offs of $15.3 million, or 0.44%, for 2020.    The decrease in net charge-offs for 2021 as compared to 2020 was principally the result of a third quarter of 2020 reclassification of fifteen hotel loans from held for investment to held for sale totaling $81.2 million in net investment.  This third quarter of 2020 reclassification resulted in a write down reflected in charge-offs of $9.8 million.  Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $4.8 million and $5.4 million accounted for under the fair value option at December 31, 2021 and 2020, respectively, totaled $16.0 million, which was 0.33% of the held for investment loan and lease portfolio carried at historical cost at December, 31 2021, compared to $20.1 million, or 0.46% of loans and leases held for investment carried at historical cost at December 31, 2020.  Nonperforming loans and leases carried at historical cost which are not guaranteed by the SBA or USDA were 0.35% and 0.71% of the historical cost portion of the held for investment loan and lease portfolio, excluding PPP loans, at December 31, 2021 and 2020, respectively.

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

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,			2020/2021 Increase (Decrease)		2019/2020 Increase (Decrease)
	2021	2020	2019	Amount	Percent	Amount	Percent
Noninterest income
Loan servicing revenue	$25,219	$26,600	$28,034	$(1,381)	(5.19)%	$(1,434)	(5.12)%
Loan servicing asset revaluation	(11,726)	(9,958)	(16,581)	(1,768)	(17.75)	6,623	39.94
Net gains on sales of loans	67,280	49,473	29,002	17,807	35.99	20,471	70.58
Net gain (loss) on loans accounted for under the fair value option	4,257	(13,083)	7,408	17,340	132.54	(20,491)	(276.61)
Equity method investments income (loss)	(1,716)	(14,691)	(7,889)	12,975	88.32	(6,802)	(86.22)
Equity security investments gains (losses), net	44,752	14,909	3,532	29,843	200.17	11,377	322.11
Gain on sale of investment securities available-for-sale, net	—	1,880	620	(1,880)	(100.00)	1,260	203.23
Lease income	10,263	10,508	9,655	(245)	(2.33)	853	8.83
Management fee income	6,378	6,352	1,742	26	0.41	4,610	264.64
Other noninterest income	15,493	14,010	7,996	1,483	10.59	6,014	75.21
Total noninterest income	$160,200	$86,000	$63,519	$74,200	86.28%	$22,481	35.39%

Years ended December 31, 2021 vs. 2020

For 2021, noninterest income increased by $74.2 million, or 86.3%, compared to 2020.  The increase from the prior year is primarily the result of an increase in equity security gains of $29.8 million, principally the result of a second quarter 2021 gain of $44.1 million associated with the Company’s investment in Greenlight as discussed above, a $17.8 million increase in net gains on sales of loans, an increased net gain on loans accounted for under the fair value option of $17.3 million and a lower loss on equity method investments of $13.0 million, or 88.3%.  The lower loss on equity method investments was largely a product of the Company’s pro rata portion of income tax expense amounting to $7.8 million recorded in 2020 arising from an investee’s conversion from a partnership to a corporation combined with heightened levels of financial performance in 2021 from the Company’s investments in fintech oriented investment funds.

The tables below reflect loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold that are being serviced. These components are key drivers of the Company's noninterest income.

	Three months ended December 31,		Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2021	2020	2021	2020	2021	2020	2021	2020
Amount of loans and leases originated	$1,083,623	$808,010	$1,063,190	$966,499	$1,153,693	$2,175,055	$1,180,219	$500,634
Guaranteed portions of loans sold	198,954	110,588	201,903	114,731	130,858	154,980	136,747	162,297
Outstanding balance of guaranteed loans sold (1)	2,756,915	2,819,625	2,731,031	2,878,664	2,694,931	2,840,429	2,843,963	2,761,015

	Years ended December 31,
	2021	2020	2019	2018	2017
Amount of loans and leases originated	$4,480,725	$4,450,198	$2,001,886	$1,765,680	$1,934,238
Guaranteed portions of loans sold	668,462	542,596	340,374	945,178	787,926
Outstanding balance of guaranteed loans sold (1)	2,756,915	2,819,625	2,746,480	3,045,460	2,680,641

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.

Loan Servicing Revenue: While portions of the loans that the Bank originates are sold and generate gain on sale revenue, servicing rights for those sold portions are retained by the Bank. In exchange for continuing to service sold loans, the Bank receives fee income represented in loan servicing revenue equivalent to 1.0% of the outstanding balance of SBA loans sold and 0.40% of the outstanding balance of USDA loans sold. In addition, the standard cost (adequate compensation) for servicing sold loans is approximately 0.40% of the balance of the loans sold, which is included in the loan servicing revaluation computations. Unrecognized servicing revenue above (or below) the standard cost to service is reflected in a net servicing asset (or liability) recorded on the consolidated balance sheets. Revenues associated with the servicing of loans are recognized over the expected life of the loan through the income statement, and the servicing asset is reduced as this revenue is recognized. For 2021, loan servicing revenue decreased $1.4 million, or 5.2%, to $25.2 million as compared to 2020 as a result of the declining balance of the serviced portfolio.  At December 31, 2021, the outstanding balance of guaranteed loans sold in the secondary market was $2.76 billion compared to $2.82 billion at December 31, 2020.

Loan Servicing Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The revaluation considers the amortization of the portfolio, current market conditions for loan sale premiums, and current prepayment speeds. For 2021, there was a negative loan servicing revaluation adjustment of $11.7 million compared to a negative adjustment of $10.0 million for 2020.  The increase in the negative revaluation from 2020 to 2021 was primarily a result of amortization of the guaranteed serviced loan portfolio combined with increased inventory levels in the market.

In consideration of the sensitivity of servicing rights as discussed above and in Note 5 to the accompanying audited consolidated financial statements, the following table is provided to reflect the effect on fair value as of December 31, 2021 due to hypothetical changes in yield curve rates.

Change in Yield Curve Assumption	Incremental Increase (Decrease) in Value
+300 basis point	($3,987)
+200 basis point	(2,777)
+100 basis point	(1,454)
- 100 basis point	1,606

Net Gains on Sales of Loans: For 2021, net gains on sales of loans increased $17.8 million, or 36.0%, compared to 2020. The volume of guaranteed loans sold increased $125.9 million, or 23.2%, in 2021 to $668.5 million from $542.6 million in 2020.  The average net gain on guaranteed loan sales increased from $85.1 thousand to $96.5 thousand, per million sold, in 2020 and 2021, respectively.  With higher loan sale volume and higher premium levels in the secondary market in 2021 compared to 2020, the average net gain on guaranteed loan sales increased, largely as a result of improvement in market premium levels which were magnified by stimulus associated with the SBA program which removed the ongoing guarantee fee, typically paid by the purchaser, on loans originated under the Economic Aid Act. The magnitude of the increase in net gains on sale of loans was muted somewhat due the Company’s choice to not elect fair value for all retained participating interests arising from new government guaranteed loan sales beginning in the first quarter of 2021. Not electing fair value generally results in a larger discount, which will reduce the amount of gain recognized at the date of sale. This larger discount is subsequently accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with accounting standards, any loans for which fair value was previously elected continue to be measured as such.

Net Gain (Loss) on Loans Accounted for Under the Fair Value Option:   For 2021, the net gain on loans accounted for under the fair value option increased $17.3 million, or 132.5%, compared to 2020.  The carrying amount of loans accounted for under the fair value option at December 31, 2021 and 2020 was $670.5 million ($25.3 million classified as held for sale and $645.2 million classified as held for investment) and $851.5 million ($36.1 million classified as held for sale and $815.4 million classified as held for investment), respectively, a decrease of $181.0 million, or 21.3%.  The net gain on loans accounted for under the fair value option during 2021 was largely due to improving market conditions compared to COVID-19 pandemic economic impacts in the prior year.

Noninterest Expense

Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Years Ended December 31,			2020/2021 Increase (Decrease)		2019/2020 Increase (Decrease)
	2021	2020	2019	Amount	Percent	Amount	Percent
Noninterest expense
Salaries and employee benefits	$124,932	$112,525	$90,634	$12,407	11.03%	$21,891	24.15%
Non-staff expenses:
Travel expense	5,809	3,451	6,921	2,358	68.33	(3,470)	(50.14)
Professional services expense	15,135	6,359	6,859	8,776	138.01	(500)	(7.29)
Advertising and marketing expense	5,002	3,510	5,936	1,492	42.51	(2,426)	(40.87)
Occupancy expense	8,423	8,757	8,116	(334)	(3.81)	641	7.90
Data processing expense	18,181	12,344	9,265	5,837	47.29	3,079	33.23
Equipment expense	17,950	17,603	16,327	347	1.97	1,276	7.82
Other loan origination and maintenance expense	13,529	10,790	9,272	2,739	25.38	1,518	16.37
Renewable energy tax credit investment impairment	3,187	—	602	3,187	100.00	(602)	(100.00)
FDIC insurance	7,070	7,473	3,447	(403)	(5.39)	4,026	116.80
Other expense	11,769	9,864	7,545	1,905	19.31	2,319	30.74
Total non-staff expenses	106,055	80,151	74,290	25,904	32.32	5,861	7.89
Total noninterest expense	$230,987	$192,676	$164,924	$38,311	19.88%	$27,752	16.83%

Total noninterest expense for 2021 increased $38.3 million, or 19.9%, compared to 2020. The increase in noninterest expense was predominately driven by the following items.

Salaries and employee benefits: Total personnel expense for 2021 increased by $12.4 million, or 11.0%, compared to 2020.  The increase in salaries and employee benefits was principally related to continued investment in human resources to support strategic and growth initiatives. Total full-time equivalent employees increased from 630 at December 31, 2020 to 794 at December 31, 2021.  Salaries and employee benefits expense included $16.9 million of stock-based compensation for 2021, compared to $14.7 million for 2020.  Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.

Travel expense:  Travel expense increased $2.4 million, or 68.3%.  Travel expenses increased primarily to support the growth in loan origination volume and customer base as travel restrictions began to ease in 2021.

Professional services expense:  Professional services expense increased $8.8 million, or 138.0%, compared to 2020.  The increase was largely driven by an increase in legal fees related to the previously disclosed letter the Company received in December 2020 and the resulting putative class action filed against the Company in March 2021.  See Note 11. Commitments and Contingencies for additional information.

Data processing expense: Total data processing expense for 2021 increased $5.8 million, or 47.3%, compared to 2020.  The increase over 2020 was predominantly driven by enhanced investments in the Company’s internal software technology resources.

Loan related expenses:  Total loan related expenses for 2021 increased $2.7 million, or 25.4%, compared to 2020.  This increase was principally due to heightened levels of SBA guaranty fees arising from the Company retaining more guaranteed loans.

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

Income Tax Expense

Income tax expense and related effective tax rate in 2021 was $43.8 million and 20.8% compared to an income tax benefit in 2020 of $12.2 million and (25.6%), respectively.  The effective tax rate of 20.8% for 2021 was principally due to the impact of a renewable energy tax credit investment and vesting of approximately 576 thousand restricted stock unit awards with market price conditions, as the fair value of these awards exceeded the total compensation cost recognized by the Company for book purposes.

The income tax benefit in 2020 was principally the product of vesting of restricted stock unit awards with market price conditions during the fourth quarter combined with the tax impact of enactment of the CARES Act on March 27, 2020. Upon vesting, the fair value of these awards exceeded the total compensation cost recognized by the Company for book purposes, which resulted in the recognition of a tax benefit of $22.1 million.

Results of Segment Operations

The Company’s operations are managed along two primary operating segments Banking and Fintech.  A description of each segment and the methodologies used to measure financial performance is described in Note 16. Segments in the accompanying notes to the consolidated financial statements.  Net income (loss) by operating segment is presented below:

	Years ended December 31,
	2021	2020	2019
Banking	$145,662	$57,462	$29,661
Fintech	27,667	(1,932)	(8,266)
Other	(6,334)	4,013	(3,361)
Consolidated net income	$166,995	$59,543	$18,034

Banking

Net income increased $88.2 million, or 153.5%, compared to 2020.  The increase was primarily the result of increased net interest income and noninterest income.

Net interest income increased $102.9 million, or 52.8%, compared to 2020.  See the analysis of net interest income included in the above section captioned “Net Interest Income and Margin” as it is predominantly related to the Banking segment.

See the analysis of provision for loan and lease credit losses included in the above section captioned “Provision for Loan and Lease Credit Losses” as it is entirely related to the Banking segment.

Noninterest income increased $36.9 million, or 47.5%, compared to 2020.  This increase was largely comprised of net gains on sales of loans increasing $17.8 million, or 36.0% combined with net gains on loans accounted for under the fair value option increasing by $17.3 million, or 132.5%.  See the analysis of these categories of noninterest income included in the above section captioned “Noninterest Income” for additional discussion.

Noninterest expense increased $34.3 million, or 18.9% compared to 2020.  See the analysis of these categories of noninterest expense included in the above section captioned “Noninterest Expense” for additional discussion.

Income tax expense increased $42.7 million compared to 2020. See the above section captioned “Income Tax Expense.”

Fintech

Net income increased by $29.6 million, from a net loss of $1.9 million in 2020 to net income of $27.7 million in 2021.  The increase was principally the result of noninterest income increasing $36.6 million, a result of the aforementioned $44.1 million Greenlight gain recognized in the second quarter of 2021.

Income tax expense increased $7.3 million, or 243.9%, compared to 2020, principally driven by the significant changes in net income before taxes arising from the above discussed gains arising from the Company’s investment in Greenlight

See Note 9. Income Taxes for more information.

Discussion and Analysis of Financial Condition

Total assets at December 31, 2021 were $8.21 billion, an increase of $341.1 million, or 4.3%, compared to total assets of $7.87 billion at December 31, 2020. The growth in total assets was principally driven by the following:

•

Loans and leases held for sale and held for investment increased $317.4 million resulting from strong origination activity in 2021. Total originations during 2021 were $4.48 billion, of which $3.93 billion were exclusive of PPP loans; and

•

Total investment securities increased by $156.0 million.  The Company increased its investment securities position during 2021 largely as a part of its annual investment asset-liability planning.  At December 31, 2021, the investment portfolio was comprised of U.S. government agencies, U.S. government-sponsored entity mortgage-backed securities, municipal bonds and other debt securities.

Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, was $203.8 million at December 31, 2021, a decrease of $114.6 million, or 36.0%, compared to $318.3 million at December 31, 2020.  This decrease largely reflects funding for significant loan growth efforts during the year balanced with lower levels of planned liquidity at the end of 2021.

Loans and leases held for sale decreased $59.0 million, or 5.0%, during 2021, from $1.18 billion at December 31, 2020, to $1.12 billion at December 31, 2021. The decrease was primarily the result of strong loan sales in 2021 combined with higher levels of loans being retained as held for investment.

Loans and leases held for investment increased $376.3 million, or 7.3%, during 2021, from $5.14 billion at December 31, 2020, to $5.52 billion at December 31, 2021. The increase was primarily the result of the above-mentioned loan originations in 2021 combined with increased levels of loans retained as held for investment.  All PPP loans are classified as held for investment.

Total deposits were $7.11 billion at December 31, 2021, an increase of $1.40 billion, or 24.5%, from $5.71 billion at December 31, 2020. The increase in deposits was largely driven by significant loan origination efforts during 2021.

Borrowings decreased to $318.3 million at December 31, 2021 from $1.54 billion at December 31, 2020.  This decrease was related principally to net curtailments of borrowings through the PPPLF in 2021 from PPP loan forgiveness. These PPPLF borrowings are used to help fund PPP loans.

Shareholders’ equity at December 31, 2021 was $715.1 million as compared to $567.9 million at December 31, 2020. The book value per share was $16.39 at December 31, 2021 compared to $13.38 at December 31, 2020. Average equity to average assets was 7.9% for the year ended December 31, 2021 compared to 8.1% for the year ended December 31, 2020. The increase in shareholders’ equity for 2021 was principally the result of net income of $167.0 million and stock-based compensation expense of $17.0 million, partially offset by other comprehensive loss of $19.6 million and $19.2 million in cash paid in lieu of stock for employee tax obligations in settlement of vested stock grants.

Loans Held for Sale & Serviced Portfolio

Any loan or portion of a loan that the Company has the intent and ability to sell is classified as held for sale. The average age of the held for sale portfolio as of December 31, 2021 was 10.1 months from origination date. Approximately 11% of the current held for sale portfolio is older than two years. The majority of held for sale loans over one year old are composed of construction loans. Construction loans typically have extended build out periods that inherently result in longer lead times between origination and the ultimate sale date. Approximately 25.0% of the held for sale portfolio is aged between one and two years.

As of December 31, 2021 and 2020, the cumulative total outstanding principal balance of loans sold since May 2007 totaled $3.30 billion and $3.20 billion, respectively. The Company generally continues to service loans after the date of sale. As of December 31, 2021 and 2020, the total outstanding principal of loans and leases, including those serviced for others, was $9.96 billion and $9.57 billion, respectively.

Loan and Lease Maturity

As of December 31, 2021, $7.72 billion, or 77.5%, of the total outstanding principal of loans and leases, including those serviced for others, were variable rate loans that adjust at specified dates based on the prime lending rate or other variable indices. As of December 31, 2021, $4.54 billion, or 45.6%, of total outstanding principal of loans and leases, including those serviced for others, were variable rate loans that adjust on either a calendar monthly or calendar quarterly basis using the prime lending rate or other variable indices.

At December 31, 2021, 78.2%, or $5.21 billion, of the combined held for sale and held for investment loan and lease portfolio was composed of variable rate loans.

At December 31, 2021, $1.33 billion, or 24.0%, of the held for investment balance matures in less than five years. Loans and leases maturing in greater than five years total $4.20 billion of the total $5.53 billion. The variable rate portion of the total held for investment loans and leases, excluding PPP loans, is 79.1%, which reflects the Company’s strategy to minimize interest rate risk through the use of variable rate products.

	At December 31, 2021
	Remaining Contractual Maturity of Total Held for Investment Loans and Leases
	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total(1)
Fixed rate loans and leases:
Commercial & Industrial
Small Business Banking	$1,949	$36,232	$171,306	$10,228	$219,715
Specialty Lending	53,633	72,105	135,774	39,960	301,472
Paycheck Protection Program	59,805	208,570	—	—	268,375
Total	115,387	316,907	307,080	50,188	789,562
Construction & Development
Small Business Banking	8,028	12,223	39,343	5,062	64,656
Specialty Lending	19,133	7,907	213	—	27,253
Total	27,161	20,130	39,556	5,062	91,909
Commercial Real Estate
Small Business Banking	5,478	28,884	25,760	108,296	168,418
Specialty Lending	10,302	11,337	958	2,419	25,016
Total	15,780	40,221	26,718	110,715	193,434
Commercial Land
Small Business Banking	2,217	96,508	60,729	131,504	290,958
Total	2,217	96,508	60,729	131,504	290,958
Total fixed rate loans and leases	160,545	473,766	434,083	297,469	1,365,863
Variable rate loans and leases:
Commercial & Industrial
Small Business Banking	23,489	68,682	959,220	102,106	1,153,497
Specialty Lending	57,886	274,352	233,981	72,201	638,420
Total	81,375	343,034	1,193,201	174,307	1,791,917
Construction & Development
Small Business Banking	15,845	5,487	11,935	179,229	212,496
Specialty Lending	3,086	44,082	3,907	3,686	54,761
Total	18,931	49,569	15,842	182,915	267,257
Commercial Real Estate
Small Business Banking	12,881	38,665	206,318	1,418,902	1,676,766
Specialty Lending	8,722	138,685	47,768	86,978	282,153
Total	21,603	177,350	254,086	1,505,880	1,958,919
Commercial Land
Small Business Banking	—	220	30,230	112,460	142,910
Total	—	220	30,230	112,460	142,910
Total variable rate loans and leases	121,909	570,173	1,493,359	1,975,562	4,161,003
Total held for investment loans and leases	$282,454	$1,043,939	$1,927,442	$2,273,031	$5,526,866
(1)	Excludes net deferred (fees) costs

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

Nonperforming assets and TDRs, excluding loans measured at fair value, at December 31, 2021 were $80.2 million, which represented a $2.3 million, or 2.7%, decrease from December 31, 2020. These nonperforming assets, at December 31, 2021 were comprised of $42.5 million in nonaccrual loans and leases and $620 thousand in foreclosed assets. Of the $80.2 million of nonperforming assets and TDRs, $43.2 million carried an SBA guarantee, leaving an unguaranteed exposure of $37.0 million in total nonperforming assets and TDRs at December 31, 2021. This represents a decrease of $2.3 million, or 5.9%, from an unguaranteed exposure of $39.3 million at December 31, 2020.

The following table provides information with respect to nonperforming assets and troubled debt restructurings, excluding loans measured at fair value, at the dates indicated.

	2021 (1)	2020 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual) (2)	$42,533	$46,110
Total accruing loans and leases past due 90 days or more	—	—
Foreclosed assets	620	4,155
Total troubled debt restructurings (3)	55,273	39,803
Less nonaccrual troubled debt restructurings	(18,210)	(7,592)
Total performing troubled debt restructurings (3)	37,063	32,211
Total nonperforming assets and troubled debt restructurings (2) (3)	$80,216	$82,476
Allowance for credit losses on loans and leases	$63,584	$52,306
Total nonperforming loans and leases to total loans and leases held for investment (2)	0.87%	1.06%
Total nonperforming loans and leases to total assets (2)	0.56%	0.66%
Total nonperforming assets and troubled debt restructurings to total assets (2) (3)	1.06%	1.17%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.30%	1.21%
Allowance for credit losses on loans and leases to total nonperforming loans and leases (2)	149.49%	113.44%

(1)	Excludes loans measured at fair value.
(2)	The year ended December 31, 2020 excludes one $6.1 million nonaccrual loan classified as held for sale.
(3)	The year ended December 31, 2020 excludes one $5.1 million troubled debt restructuring loan classified as held for sale.

	2021 (1)	2020 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S. government (all on nonaccrual)	$26,546	$26,032
Total accruing loans and leases past due 90 days or more guaranteed by the U.S. government	—	—
Foreclosed assets guaranteed by the U.S. government	490	3,220
Total troubled debt restructurings guaranteed by the U.S. government	26,954	18,160
Less nonaccrual troubled debt restructurings guaranteed by the U.S. government	(10,770)	(4,271)
Total performing troubled debt restructurings guaranteed by U.S. government	16,184	13,889
Total nonperforming assets and troubled debt restructurings guaranteed by the U.S. government	$43,220	$43,141
Allowance for credit losses on loans and leases	$63,584	$52,306
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.33%	0.46%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.21%	0.29%
Total nonperforming assets and troubled debt restructurings not guaranteed by the U.S. government to total assets	0.49%	0.56%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S government	397.73%	260.51%

(1)	Excludes loans measured at fair value.

Total nonperforming assets and troubled debt restructurings, including loans measured at fair value, at December 31, 2021 were $153.6 million, which represented a $363 thousand, or 0.2%, increase from December 31, 2020. These nonperforming assets, at December 31, 2021 were comprised of $85.4 million in nonaccrual loans and leases and $620 thousand in foreclosed assets. Of the $153.6 million of nonperforming assets and TDRs, $101.1 million carried an SBA guarantee, leaving an unguaranteed exposure of $52.5 million in total nonperforming assets and TDRs at December 31, 2021. This represents a decrease of $3.0 million, or 5.4%, from an unguaranteed exposure of $55.5 million at December 31, 2020.

See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding the change in total nonperforming loans and leases.

As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 6.0% at December 31, 2021, compared to 8.8% at December 31, 2020. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at December 31, 2021 and December 31, 2020 were 2.3% and 3.8%, respectively.

As of December 31, 2021, and December 31, 2020, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $372.7 million and $311.4 million, respectively.  The following is a discussion of these loans and leases.  Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases.  For a complete description of the risk grading system used by the Company, see “Credit Quality Indicators” in Note 3 to the notes to consolidated financial statements. At December 31, 2021, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $197.2 million resulting in unguaranteed exposure risk of $175.5 million, or 6.3% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2020 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $168.9 million resulting in unguaranteed exposure risk of $142.5 million, or 8.2% of total held for investment unguaranteed exposure carried at historical cost. As of December 31, 2021, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Educational Services at 16.1%, Wine and Craft Beverage at 13.7%, Hotels at 11.8%, Entertainment Centers at 10.4%, Healthcare at 9.0%, Fitness Centers at 5.3%, Self Storage at 4.8%, Agriculture at 4.5% and Veterinary at 4.4%.  As of December 31, 2020, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Educational Services at 15.3%, Wine and Craft Beverage at 14.3%, Hotels at 13.6%, Entertainment Centers at 12.5%, Healthcare at 10.3%, Fitness Centers at 7.2%, Self Storage at 6.4% and Veterinary at 4.5%.  Other than Hotels which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division.  The majority of the 2021 increase in potential problem and classified loans and leases amounting to $61.3 million was comprised of a relatively small number of borrowers largely concentrated in the Company’s more mature verticals.  Furthermore, the Company believes that its underwriting and credit quality standards have remained high with an emphasis on new production in pandemic resilient verticals and has continued the practice of monitoring existing loans in pandemic susceptible verticals.

Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less, unless the borrower was not past due at the time of a modification as a part of a COVID-19 assistance program. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term.  At December 31, 2021, the Company had $1.1 million in modified unguaranteed loans and leases for borrowers impacted by the COVID-19 pandemic. These modifications were short-term payment deferrals generally no more than six-months in duration and accordingly are not considered troubled debt restructurings.

Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted.  Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. At December 31, 2021, and December 31, 2020, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $267.4 million and $237.5 million, respectively. The increase in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during 2021 was principally confined to eight verticals: Educational Services ($11.3 million or 56.1%), Agriculture ($7.0 million or 34.8%), Hotels ($5.0 million or 24.9%), Healthcare ($4.2 million or 20.8%), General ($3.0 million or 14.8%), Independent Pharmacies ($2.8 million or 14.0%), Sponsor Finance ($2.7 million or 13.3%) and Venture Banking ($2.6 million or 12.8%).  Partially offsetting the above increases were declines in Risk Grade 5 loans principally concentrated in four verticals: Senior Care ($7.9 million or 39.2%), Wine and Craft Beverage ($5.2 million or 26.0%), Fitness Centers ($5.2 million or 25.6%) and Entertainment Centers ($4.6 million or 22.9%).  Other than Hotels, Sponsor Finance and Venture Banking, which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division.

At December 31 2021, approximately 99.1% of loans and leases classified as Risk Grade 5 are performing with only one relationship having payments past due more than 30 days.  While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio. In conjunction with this, management believes that volumes of delinquencies may not be an accurate depiction of the borrower’s repayment abilities under the recent pandemic induced circumstances due to payments being made by the SBA on behalf of borrowers with loans under its programs.  As government payment assistance began to expire toward the end of 2020, borrowers with continuing difficulties arising from the pandemic were provided additional relief through payment deferrals.  Management monitors these borrowers closely and has observed financial conditions continuing to improve.  Management has also noted that most loans with expired government assistance have been able to resume making regular payments.

Allowance for Credit Losses on Loans and Leases

See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in this report for a description of the methodologies used to estimate the ACL prior to and after the adoption of ASC 326, Financial Instruments – Credit Losses, on January 1, 2020.

The ACL of $52.3 million at December 31, 2020, increased by $11.3 million, or 21.6%, to $63.6 million at December 31, 2021. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.3% and 1.2% at December 31, 2021 and 2020, respectively. Excluding PPP loans and related reserves, the ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.3% and 1.8% at December 31, 2021 and 2020, respectively.  The increase in the ACL during 2021 was primarily due to impact of growth in loan and lease originations somewhat mitigated by the effects of improved forecasts related to employment and default expectations as the economic outlook has continued to improve, as addressed more fully in the above section captioned “Provision for Loan and Lease Credit Losses” in “Results of Operations.”

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have decreased by $1.6 million since December 31, 2020.   Total loans and leases 90 or more days past due decreased $12.7 million, or 20.5%, compared to December 31, 2020.  The decrease was comprised of a $13.2 million decrease in unguaranteed exposure combined partially offset with a $509 thousand increase in the guaranteed portion of past due loans compared to December 31, 2020.  At December 31, 2021 and 2020, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 0.6% and 1.1%, respectively.  Total unguaranteed loans and leases past due were comprised of $16.6 million carried at historical cost, a decrease of $6.5 million, and $5.1 million measured at fair value, a decrease of $1.2 million, as of December 30, 2021 compared to December 31, 2020.  Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $63.6 million at December 31, 2021 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid, including but not limited to factors related to the above mentioned SBA delinquency effect and pandemic-susceptible borrowers. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 3. Loans and Leases Held for Investment and Credit Quality of the consolidated financial statements in this report.

The following table sets forth the breakdown of the allowance for credit losses on loans and leases carried at historical cost by category at the dates indicated.

	2021				2020
	Allowance	Total Loans and Leases(1)	% of Total Allowance	% of Total Loans and Leases(1)	Allowance	Total Loans and Leases(1)	% of Total Allowance	% of Total Loans and Leases(1)
Commercial & Industrial
Small Business Banking	$23,807	$1,124,406	37.44%	23.03%	$2,297	$716,196	4.39%	16.47%
Specialty Lending	11,560	875,367	18.18	17.93	19,417	342,289	37.12	7.87
Paycheck Protection Program	2,403	268,375	3.78	5.50	5,259	1,528,180	10.06	35.13
Total	37,770	2,268,148	59.40	46.46	26,973	2,586,665	51.57	59.47
Construction & Development
Small Business Banking	2,437	277,152	3.83	5.68	1,907	183,087	3.65	4.21
Specialty Lending	998	82,014	1.57	1.68	3,756	92,613	7.18	2.13
Total	3,435	359,166	5.40	7.36	5,663	275,700	10.83	6.34
Commercial Real Estate
Small Business Banking	13,074	1,594,328	20.56	32.66	11,226	999,697	21.46	22.99
Specialty Lending	5,994	287,688	9.43	5.89	6,922	155,331	13.23	3.57
Total	19,068	1,882,016	29.99	38.55	18,148	1,155,028	34.69	26.56
Commercial Land
Small Business Banking	3,311	372,335	5.21	7.63	1,522	331,881	2.91	7.63
Total	3,311	372,335	5.21	7.63	1,522	331,881	2.91	7.63
Total	$63,584	$4,881,665	100.00%	100.00%	$52,306	$4,349,274	100.00%	100.00%
(1)	Excludes loans measured at fair value.

Analysis of Loan and Lease Loss Experience. The following table sets forth an analysis of net charge-offs for loans and leases carried at historical cost to average total loans and leases, carried at historical cost, by category for the years indicated.

	2021			2020			2019
	Net Charge-offs(1)	Average Total Loans & Leases(1)	% of Total Loans(1)	Net Charge-offs(1)	Average Total Loans & Leases(1)	% of Total Loans(1)	Net Charge-offs(1)	Average Total Loans & Leases(1)	% of Total Loans(1)
Commercial & Industrial
Small Business Banking	$2,740	$895,195	0.31%	$2,669	$463,811	0.58%	$641	$271,756	0.24%
Specialty Lending	—	593,510	—	1,648	226,365	0.73	—	125,091	—
Paycheck Protection Program	—	939,205	—	—	1,271,106	—	—	—	—
Total	2,740	2,427,910	0.11	4,317	1,961,282	0.22	641	396,847	0.16
Construction & Development
Small Business Banking	262	169,530	0.15	—	112,864	—	—	208,155	—
Specialty Lending	—	64,759	—	—	57,651	—	—	27,774	—
Total	262	234,289	0.11	—	170,515	—	—	235,929	—
Commercial Real Estate
Small Business Banking	664	1,392,846	0.05	164	821,241	0.02	(18)	410,054	—
Specialty Lending	254	230,901	0.11	10,155	177,774	5.71	615	125,482	0.49
Total	918	1,623,747	0.06	10,319	999,015	1.03	597	535,536	0.11
Commercial Land
Small Business Banking	12	377,967	—	629	316,691	0.20	172	192,845	0.09
Total	12	377,967	—	629	316,691	0.20	172	192,845	0.09
Total	$3,932	$4,663,913	0.08%	$15,265	$3,447,503	0.44%	$1,410	$1,361,157	0.10%

(1)	Excludes loans measured at fair value.

Investment Securities

Investment securities totaled $906.1 million at December 31, 2021, an increase of $156.0 million, or 20.8%, compared to $750.1 million at December 31, 2020. The increase in the investment portfolio for 2021 was to support earnings through additional yield, compared to cash alternatives, while the Company continued to deploy the excess liquidity on the balance sheet that arose from 2020’s efforts to safeguard liquidity, in the early stages of the global pandemic, as well as from the pledging of the PPP loans to the Federal Reserve PPPLF. This also included purchases of $348.1 million in mortgage-backed securities, including $43.2 million for purposes of complying with the Community Reinvestment Act, and purchases of $70.7 million in collateralized mortgage obligations to increase yield and duration.

The investment securities portfolio consists entirely of available-for-sale securities. The Company purchases securities for the investment securities portfolio to manage interest rate risk, ensure a stable source of liquidity and to provide a steady source of income in excess of cost of funds.

At December 31, 2021, the duration of the overall available-for-sale securities portfolio was approximately 5.22 years.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2021. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the tables below.

	Total	Within One Year		After One to Five Years		After Five to Ten Years		After Ten Years
	Amortized Cost	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
US government securities	$10,444	$7,507	2.17%	$—	0.00%	$2,937	2.84%	$—	0.00%
Mortgage-backed securities	887,302	202	2.00%	20,316	2.60%	298,860	2.38%	567,924	2.12%
Municipal bonds	3,246	—	0.00%	—	0.00%	—	0.00%	3,246	4.52%
Other debt securities	2,500	500	5.00%	2,000	6.00%	—	0.00%	—	0.00%
Total securities	$903,492	$8,209	2.34%	$22,316	2.91%	$301,797	2.38%	$571,170	2.14%

At December 31, 2021, the Company had 98.2% of its total investment securities portfolio in mortgage-backed securities, compared with 97.4% at December 31, 2020.  The Company has continued to purchase mortgage-backed securities in order to obtain a favorable yield versus cash alternatives while still maintaining a low risk profile within the investment portfolio.

Deposits

The following table sets forth the composition of deposits.

	2021		2020		2019
	Total	Percent	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$89,279	1.26%	$75,287	1.32%	$51,965	1.23%
Interest-bearing deposits:
Interest-bearing checking	—	—	250,060	4.38	—	—
Money market	105,628	1.48	117,010	2.05	86,754	2.05
Savings	3,507,354	49.32	2,081,561	36.43	1,101,065	26.05
Time deposits	3,409,783	47.94	3,188,910	55.82	2,987,196	70.67
Total	7,022,765	98.74%	5,637,541	98.68%	4,175,015	98.77%
Total period end deposits	$7,112,044	100.00%	$5,712,828	100.00%	$4,226,980	100.00%
Total uninsured deposits	$1,197,057	16.83%	$580,912	10.17%	$357,917	8.47%

	2021			2020			2019
	Total	Percent	Average Rate	Total	Percent	Average Rate	Total	Percent	Average Rate
Average:
Noninterest-bearing demand deposits	$77,104	1.18%	—%	$47,655	0.89%	—%	$49,510	1.33%	—%
Interest-bearing deposits:
Interest-bearing checking	76,714	1.18	0.58	318,667	5.95	0.58	42	0.00	1.07
Money market	103,078	1.58	0.29	87,050	1.62	0.40	86,175	2.31	0.65
Savings	3,077,933	47.23	0.54	1,531,680	28.59	1.08	1,013,177	27.13	2.03
Time deposits	3,181,591	48.83	1.33	3,373,012	62.95	2.10	2,585,367	69.23	2.58
Total average deposits	$6,516,420	100.00%	0.92%	$5,358,064	100.00%	1.67%	$3,734,271	100.00%	2.35%

Deposits increased to $7.11 billion at December 31, 2021 from $5.71 billion at December 31, 2020, an increase of $1.40 billion, or 24.5%.  This increase was primarily due to the growth of the Company’s customer base in the savings and time deposit products, enhanced by a nationwide marketing campaign with attractive rates and additional wholesale funding, to support the significant loan growth in 2021.  Noninterest-bearing deposits increased $14.0 million, or 18.6%, during 2021, and interest-bearing deposits increased $1.39 billion, or 24.6%, during the same period.

At December 31, 2021, the aggregate balance of uninsured time deposit accounts totaled $58.0 million.  At December 31, 2021, 81.5% of uninsured time deposit accounts were scheduled to mature within one year.  The maturity profile of uninsured time deposits at December 31, 2021 is as follows:

Maturity Period	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months
Amount of time deposits in uninsured accounts	$11,978	$13,451	$21,860	$10,759

Borrowings

Total borrowings decreased $1.22 billion at December 31, 2021 from December 31, 2020 as a result of the following:

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

In April 2020, the Company entered into the Federal Reserve Bank's PPPLF. Under the PPPLF, advances must be secured by pledges of loans to small businesses originated by the Company under the U.S. Small Business Administration's 7(a) loan program titled the Paycheck Protection Program. The PPPLF accrues interest at thirty-five basis points and matures at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, ranging from April 6, 2022 to May 5, 2026, and will be accelerated on and to the extent of any 7(a) loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company repays the advance plus accrued interest. This $267.6 million borrowing was fully advanced at December 31, 2021, compared to $1.53 billion at December 31, 2020.

In September 2020, the Company renewed a $50.0 million revolving line of credit originally issued in 2017 with a third party correspondent bank. There was $14.5 million outstanding and $35.5 million of available credit remaining at December 31, 2020. The Company made a principal paydown of $14.5 million on March 31, 2021 with $50.0 million of available credit remaining. On October 20, 2021, the Company renewed and increased the revolving line of credit from $50.0 million to $100.0 million. The line of credit is unsecured and accrues interest at 30-day SOFR plus 1.25% for a term of 36 months, with an interest rate cap of 4.25% and an interest rate floor of 2.75%.  Payments are interest only with all principal and accrued interest due at maturity on October 10, 2024. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. The company drew $8.0 million on December 20, 2021 and there is $92.0 million of available credit remaining at December 31, 2021.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit, FHLB advances, and the Federal Reserve Discount Window. A primary tool in the Company’s liquidity management process is the utilization of a Volatile Liability Coverage Ratio (“VLCR”) model to stress outflows in various scenarios with targeted days of liquidity coverage.  The VLCR model output is then used by management to ensure adequate liquidity sources are available during those future periods. At December 31, 2021, the total amount of these four liquidity source items was $3.42 billion, or 41.6% of total assets, an increase of 2.8% of total assets from $3.06 billion, or 38.8% of total assets, at December 31, 2020.

Loans and other assets are funded primarily by loan sales, wholesale deposits and core deposits. To date, an increasing retail deposit base and a stable amount of brokered deposits have been adequate to meet loan obligations, while maintaining the desired level of immediate liquidity. The Company maintains an investment securities portfolio that is available for both immediate and secondary contingent liquidity purposes, whether via pledging to the Federal Home Loan Bank or through liquidation. Additionally, the Company maintains a guaranteed loan portfolio that is also a contingent liquidity source, whether via pledging to the Federal Reserve Discount Window or through liquidation.

At December 31, 2021, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $903.6 million available to be pledged as collateral.

Contractual Obligations

The Company has entered into significant fixed and determinable contractual obligations for future payments. See the accompanying notes to the consolidated financial statements for expected timing of payments as of December 31, 2021. These include operating and finance leases (Note 4. Leases), time deposits with stated maturity dates (Note 7. Deposits) and borrowings (Note 8. Borrowings).

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. For more information, see Note 11. Commitments and Contingencies in the accompanying notes to the consolidated financial statements.

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

The Company's balance sheet, overall, is asset-sensitive with a total cumulative gap position of 4.55% at December 31, 2021. The Company’s near-term asset-sensitive position was eroded throughout 2020 and 2021 as fixed rate investment and lending additions increased the Bank’s asset duration, while its retail deposits growth was primarily in savings and short-term certificates of deposits.  An overall total cumulative gap asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. For more information on the various measures that the Company utilizes to evaluate near-term and long-term interest rate risk, see Item 7A if this Report. The Company attempts to mitigate interest rate risk through match-funding, meaning that variable rate loans are funded with variable rate deposits and fixed rate loans or investments are funded with term deposits.

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

Capital amounts and ratios as of December 31, 2021, 2020 and 2019 are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$689,367	12.38%	$250,619	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$753,691	13.53%	$445,544	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$689,367	12.38%	$334,158	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$689,367	8.87%	$310,902	4.00%	N/A	N/A
Bank - December 31, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$640,652	12.05%	$239,201	4.50%	$345,512	6.50%
Total Capital (to Risk-Weighted Assets)	$704,976	13.26%	$425,246	8.00%	$531,557	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$640,652	12.05%	$318,934	6.00%	$425,246	8.00%
Tier 1 Capital (to Average Assets)	$640,652	8.32%	$307,931	4.00%	$384,914	5.00%
Consolidated - December 31, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$521,568	12.15%	$193,172	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$574,621	13.39%	$343,417	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$521,568	12.15%	$257,563	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$521,568	8.40%	$248,417	4.00%	N/A	N/A
Bank - December 31, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)	$470,069	11.25%	$188,012	4.50%	$271,573	6.50%
Total Capital (to Risk-Weighted Assets)	$522,305	12.50%	$334,243	8.00%	$417,804	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$470,069	11.25%	$250,683	6.00%	$334,243	8.00%
Tier 1 Capital (to Average Assets)	$470,069	7.60%	$247,288	4.00%	$309,110	5.00%
Consolidated - December 31, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)	$499,513	14.90%	$150,927	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$527,747	15.74%	$268,315	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$499,513	14.90%	$201,236	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$499,513	10.65%	$187,582	4.00%	N/A	N/A
Bank - December 31, 2019
Common Equity Tier 1 (to Risk-Weighted Assets)	$451,807	13.66%	$148,950	4.50%	$215,150	6.50%
Total Capital (to Risk-Weighted Assets)	$480,040	14.51%	$264,800	8.00%	$331,000	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$451,807	13.66%	$198,600	6.00%	$264,800	8.00%
Tier 1 Capital (to Average Assets)	$451,807	9.68%	$186,627	4.00%	$233,283	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

The Company’s accounting policies, including those for the Company’s critical accounting estimates are described in detail in Note 1. Organization and Summary of Significant Accounting Policies in the consolidated financial statements and are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. The Company’s most critical accounting estimates are listed below. These estimates require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.

Allowance for credit losses (ACL)

Accounting policies related to the ACL on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by the Company. In accordance with ASC 326, the ACL is a valuation account that is deducted from the amortized cost basis of loans and leases to present a net amount expected to be collected over the life of the asset.

The Company’s ACL on loans and leases is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts, and measured on a pooled basis where loans with similar risk characteristics (such as industry and type of collateral) are collectively evaluated for impairment.  The ACL is computed using a discounted cash flow (“DCF”) methodology that utilizes inputs and assumptions that require significant judgement. The most significant assumptions used are: 1) economic forecast assumptions, 2) prepayment assumptions, and 3). application of qualitative factors, the most significant of which is related to the loan risk grading process. Sensitivities to these three areas are disclosed below to demonstrate how a change in economic forecast, prepayment assumptions and risk grades may impact the ACL.  The below sensitivities only consider each variable individually in isolation as compared to the reported total of the ACL and factor in no correlated impacts to other inputs or factors of the ACL model.

Economic forecast

Probability of default (“PD”) and loss given default (“LGD”) rates within the DCF model are adjusted for national unemployment rates during the reasonable and supportable forecast period.  The Company has determined that a reasonable and supportable forecast period is four quarters with loss rates reverting back to a historical loss rate over the subsequent four quarters on a straight-line basis.

The ACL is highly sensitive to the unemployment economic forecast used.  Due to the high level of uncertainty regarding significant assumptions, the Company often evaluates various economic scenarios from authoritative industry sources to assess variability of economic outlooks.  At December 31, 2021, the Company utilized economic assumptions that management believed were the most likely to occur during the duration of the forecast period which had current unemployment levels remaining relatively stable during the one-year forecast period. Selecting a different forecast in the current environment could result in a significantly different ACL.  The following table summarizes the impact of more severe unemployment forecast scenarios if they had been selected at December 31, 2021.

		Approximate increase to ACL
Scenario	Forecasted Unemployment	$	%
Severe	Current unemployment levels increase to 7% in the first quarter of 2022 and increase to 9% by the end of a one-year forecast period. At the end of the forecast period adjusted loss rates revert back to a historical rate over a one-year period.	$21.5 million	34%
Moderate	Current unemployment levels increase to 5% in the first quarter of 2022 and increase to 7% by the end of a one-year forecast period. At the end of the forecast period adjusted loss rates revert back to a historical rate over a one-year period.	$10.5 million	16%
Mild	Current unemployment levels decrease to 3% in the first quarter of 2022 before increasing to 5% by the end of a one-year forecast period. At the end of the forecast period adjusted loss rates revert back to a historical rate over a one-year period.	$2.1 million	3%

If facts and circumstances supported the Company’s utilization of more severe unemployment scenario other impacts to the model would also be factored in which could result in a materially different estimate than that provided above.

Prepayment assumptions

Expected losses are calculated as the product of PD, LGD, and exposure at default (“EAD”).  Expected losses are then discounted using the loan or leases effective interest rate, adjusted for estimated prepayments.  Changes to the prepayment assumptions used would result in a different estimated ACL. To illustrate, if the weighted average prepayment assumption were decreased by 25%, the ACL as of December 31, 2021 would increase by approximately $2.8 million or 4%.

Loan risk grade - qualitative adjustments

Historical loss information is adjusted for differences in current risk characteristics that are not considered within the quantitative modeling process of the ACL but are relevant in assessing the expected credit losses.  These qualitative adjustments include risk grades, delinquency levels, pool age, portfolio mix & growth rates and the status of servicing efforts that may be impacted by natural disasters or health pandemics. As indicated above, the loan risk grading process generally has the most significant impact on the ACL. Accordingly, the Company’s internal risk rating system and resulting loss estimates are highly dependent on the accuracy for the risk rating assigned to each loan and lease. The inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system is monitored by the Company’s internal and external asset quality review functions. Changes to internal risk ratings, would result in a different estimated allowance for credit losses. To illustrate, if all loans in the Company’s five largest industry verticals ($1.2 billion or 44% of unguaranteed held for investment loans not accounted for under the fair value option) were adjusted down by one risk grade (e.g., RG 4 to RG 5) across all pools, the ACL as of December 31, 2021 would increase by approximately $7.1 million or 11%.

Other Considerations

While management utilizes its best judgment and information available, the ultimate adequacy of our ACL is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. See Note 3. Loans and Leases Held for Investment and Credit Quality in the notes to consolidated financial statements for further details of the factors considered by the Company in estimating the necessary level of the ACL.

Valuation of loans accounted for under the fair value option

Loans accounted for under the fair value option involve estimation for credit risk, market liquidity, and economic condition impacts using factors that are beyond management’s control.

Credit risk

The credit element of the loan fair value mark is estimated using the same DCF model discussed above relative to ACL calculations with key inputs requiring significant judgement and assumptions being: 1) selection of economic forecast, 2) prepayment assumptions, and 3). application of qualitative factors, the most significant of which is related to the loan risk grading process.

Economic forecast

To illustrate, absent any other changes in the model, if the Company selected the severe, moderate, or mild scenarios as described above, the credit mark for fair value loans at December 31, 2021 would have increased by approximately $3.4 million or 15%, $1.7 million or 8%, and $439 thousand or 2%, respectively.  If facts and circumstances supported the Company’s utilization of more severe unemployment scenario other impacts to the model would also be factored in which could result in a materially different estimated than that provided above.

Prepayment assumptions

Expected losses are calculated as the product of PD, LGD, and exposure at default (“EAD”).  Expected losses are then discounted using the loan or leases effective interest rate, adjusted for estimated prepayments.  Changes to the prepayment assumptions used would result in a different estimated fair value mark. To illustrate, if the weighted average prepayment assumption were decreased by 25%, the fair value mark as of December 31, 2021 would increase by approximately $893 thousand or 4%.

Loan risk grade - qualitative adjustments

To illustrate, if all loans in the Company’s five largest industry verticals ($185.4 million or 32% of unguaranteed held for investment loans accounted for under the fair value option) were adjusted down by one risk grade (e.g., RG 4 to RG 5) across all pools, the fair value mark as of December 31, 2021 would increase by $888 thousand or 4%.

Market risk

Market liquidity and economic condition adjustments are estimated using the sale prices of similar loans based on yield, term and asset size. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Other Considerations

See Note 10. Fair Value of Financial Instruments in the notes to consolidated financial statements for further details of the factors considered by management in estimating the fair value of loans.  In the first quarter of 2021, the Company chose not to elect the fair value for all retained participating interests arising from new government guaranteed loan sales.

Valuation of servicing assets

The fair value of servicing assets is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses, with the prepayment speed being one of the most sensitive assumptions. Changes to these assumptions can have a material impact on the valuation of the servicing assets.

Yield curve rates are considered a significant assumption in the valuation of servicing rights and an analysis of sensitivity is reflected in the section captioned “Noninterest Income” elsewhere in this discussion.  See also Note 5. Servicing Assets in the notes to consolidated financial statements for further details of the factors considered by the Company in estimating the fair value servicing assets.

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

•

“Noninterest expense, non-GAAP” is defined as noninterest expense adjusted to exclude significant non-routine uses of expenses, including loss on sale of aircraft and impairment on aircraft held for sale. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•

“Income before taxes, non-GAAP” is defined as income before taxes adjusted to exclude significant non-routine sources of income and uses of expenses as discussed above. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

•

“Income tax expense (benefit), non-GAAP” is defined as income tax expense adjusted to exclude significant non-routine sources of income or uses of expenses discussed above. Management believes these measures are important as they allow for an evaluation of the core profitability of the Company's business.

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

	Years Ended December 31,
	2021	2020	2019
Total shareholders' equity	$715,133	$567,850	$532,386
Less:
Goodwill	1,797	1,797	—
Other intangible assets	2,026	2,179	—
Tangible shareholders' equity (a)	$711,310	$563,874	$532,386

Shares outstanding (c)	43,619,070	42,452,446	40,316,974

Total assets	$8,213,393	$7,872,303	$4,812,828
Less:
Goodwill	1,797	1,797	—
Other intangible assets	2,026	2,179	—
Tangible assets (b)	$8,209,570	$7,868,327	$4,812,828

Tangible shareholders' equity to tangible assets (a/b)	8.66%	7.17%	11.06%
Tangible book value per share (a/c)	$16.31	$13.28	$13.20

Efficiency ratio:
Noninterest expense (d)	$230,987	$192,676	$164,924
Net interest income	296,785	194,723	140,082
Noninterest income	160,200	86,000	63,519
Less: gain on sale of investment securities available-for-sale, net	—	1,880	620
Adjusted operating revenue (e)	$456,985	$278,843	$202,981

Efficiency ratio (d/e)	50.55%	69.10%	81.25%

	Years Ended December 31,
	2021	2020	2019
Reconciliation of net income to non-GAAP net income:
Net income	$166,995	$59,543	$18,034
(Gain) loss on sale of aircraft	(114)	6	(357)
Impairment on aircraft held for sale	—	1,263	—
Income tax effects and adjustments for non-GAAP items*	27	(305)	86
Non-GAAP net income	$166,908	$60,507	$17,763
* Estimated at 24.0%
Non-GAAP earnings per share:
Basic	$3.87	$1.49	$0.44
Diluted	$3.70	$1.45	$0.43

Weighted-average shares outstanding:
Basic	43,169,935	40,677,496	40,222,758
Diluted	45,071,304	41,771,250	41,053,514

Reconciliation of financial statement line items as reported to non-GAAP:
Noninterest income, as reported	$160,200	$86,000	$63,519
Gain on sale of aircraft	(114)	—	(357)
Noninterest income, non-GAAP	160,086	86,000	63,162

Noninterest expense, as reported	230,987	192,676	164,924
Loss on sale of aircraft	—	(6)	—
Impairment on aircraft held for sale	—	(1,263)	—
Noninterest expense, non-GAAP	230,987	191,407	164,924

Income before taxes, as reported	210,788	47,389	23,465
(Gain) loss on sale of aircraft	(114)	6	(357)
Impairment on aircraft held for sale	—	1,263	—
Income before taxes, non-GAAP	210,674	48,658	23,108

Income tax expense (benefit), as reported	43,793	(12,154)	5,431
Income tax effects and adjustment for non-GAAP items	(27)	305	(86)
Income tax expense (benefit), non-GAAP	$43,766	$(11,849)	$5,345

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 4.55% as of December 31, 2021, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments. Cumulative gap is a useful measure to monitor balance sheet match-funding, yet economic value of equity and net interest income simulations, discussed below, are more useful in understanding potential impacts to earnings from a change in interest rates.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The Company analyzes interest rate sensitivity position to manage the risk associated with interest rate movements through the use of two simulation models: economic value of equity (“EVE”) and net interest income (“NII”) simulations. The EVE simulation provides a long-term view of interest rate risk because it analyzes all of the Company’s future cash flows. EVE is defined as the present value of the Company’s assets, less the present value of its liabilities, adjusted for any off-balance sheet items. The results show a theoretical change in the economic value of shareholders’ equity as interest rates change.

EVE and NII simulations are completed routinely and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on equity and net interest income under a range of assumptions. The numerous assumptions used in the simulation process are provided to the Asset/Liability Committee on at least an annual basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of interest rate risk exposure at a particular point in time. The Company continually reviews the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending December 31, 2022 and 2023 and the Company’s EVE sensitivity at December 31, 2021. The simulation uses projected repricing of assets and liabilities at December 31, 2021 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, deposit betas and lags and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the results shown below as it will include growth considerations and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending December 31, 2022	12 Months Ending December 31, 2023	As of December 31, 2021
+400	5.2%	4.1%	(35.4)%
+300	3.9	3.0	(27.1)
+200	2.5	1.9	(18.0)
+100	1.2	0.8	(8.8)
-100	(7.7)	(9.4)	4.8

Rates are increased instantaneously at the beginning of the projection. The Company is slightly asset sensitive in the initial year, as the Company’s large variable rate loan portfolio reprices the full amount of the assumed change in interest rates, while the   large retail savings and short-term retail certificates of deposits portfolio will reprice with an assumed beta. Annually, the Company’s retail certificate of deposits portfolio has a significant maturity event in the first half of the year. The Company is slightly asset sensitive in the second year of the projection due to interest rates increasing or decreasing for the full year, the Company’s loan portfolio continuing to reprice, and also due to the other assumptions used in the analysis as noted previously. Interest rates do not normally move all at once or evenly over time, but management believes that the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.

The EVE analysis shows that the Company would theoretically lose market value in a rising rate environment. The favorable EVE change resulting from the loan and lease portfolio in a rising rate analysis is more than offset by the devaluation of the interest-bearing liabilities. This is largely driven by the Company’s longer asset duration, primarily consisting of investments and loans, versus the shorter duration of its funding portfolio, primarily consisting of retail savings and short-term retail certificates of deposits. Increased fixed rate loan production in 2020 and 2021 versus prior years, given the historical low market rate environment, has also been a significant driver in the model results.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Live Oak Bancshares, Inc.

Wilmington, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Live Oak Bancshares, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its allowance for credit losses effective January 1, 2020, due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13").

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit and Risk Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses (ACL)

The Company’s allowance for credit losses (ACL) for expected credit losses on loans and leases was $63.6 million as of December 31, 2021. The determination of the ACL represents a critical accounting estimate. The ACL is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. As further described in Notes 1, 3, and 10 to the consolidated financial statements, the Company estimates its ACL on a pooled basis for loans and leases that share risk characteristics and on an individual basis for those that do not. For those evaluated on a pooled basis, the Company’s historical credit loss experience, adjusted for differences in current risk characteristics and combined with reasonable and supportable forecasts, supports the underlying assumptions for the estimation of a quantitative component of the ACL.   In addition, there is a qualitative factor component of the ACL based on additional internal and external indicators. The Company estimates reserves on individually evaluated loans and leases using a discounted cash flow methodology or through the evaluation of collateral values.  The estimation of the ACL is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We identified the Company’s estimate of the ACL as a critical audit matter. The principal considerations for that determination were the degree of subjectivity and judgment required to audit management’s identification of individually evaluated loans and leases and quantification of the related ACL, management’s selection of assumptions for both the quantitative and qualitative factor components of the ACL for the pooled loans and leases and our use of an auditor’s specialist.  This was particularly true for the areas considered by management in establishing the qualitative factors, as well as the level assigned by management to each qualitative factor.

The primary procedures we performed to address this critical audit matter included the following:

•	We evaluated the design and tested the operating effectiveness of controls relating to management’s determination of the ACL, including controls over:
o	The credit administration function to ensure the timely and complete identification of individually evaluated loans and leases;
o	Management’s review of portfolio trends that might impact the calculation of the ACL, and;
o	Management’s review of the ACL, including the review of the qualitative components of the ACL.
•

We tested the completeness of the individually evaluated loan and lease population, including testing the modifications for potential troubled debt restructurings, substandard or worse rated loans and leases, non-accrual loans and leases and past due loans and leases.

•

We tested the calculation of losses on a sample of identified individually evaluated loans and leases, including assessing the reasonableness of the significant assumptions including any adjustments made to appraisals for discounts, selling costs and other unobservable adjustments.

•	We involved the firm’s internal valuation specialists to assist in:
o	Evaluating the appropriateness of forecast inputs and assumptions, and;
o	Testing the design of the model calculation through a re-performance of the discounted cash flow on a sample basis.
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

Loans Held at Fair Value

As described in Notes 1 and 10 to the Consolidated Financial Statements, the Company had $25.3 million of loans held for sale and $645.2 million of loans held for investment as of December 31, 2021, representing retained participating interests of government guaranteed loans for which management elected the fair value option. The valuation of loans accounted for under the fair value option represents a critical accounting estimate. The fair values of loans are determined by discounting estimated cash flows and incorporating measurements of probability of default, loss given default, prepayments, estimated outstanding exposure at default, and the effective interest rate. If the loan is collateral dependent, the fair value is determined based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan’s collateral is determined by appraisal, independent valuation, or management’s estimation of fair value, which is then adjusted for the cost related to the liquidation of the collateral.

We identified the Company’s estimate of the fair value of loans for which the fair value option has been elected as a critical audit matter. The principal considerations for that determination were the high degree of subjectivity and auditor judgment required to assess the reasonableness of the assumptions, particularly as it relates to the qualitative factor adjustments, calculations in the valuation model related to the credit component of fair value, and our use of an auditor’s specialist.

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

•	We involved the firm’s internal valuation specialists to assist in:
o	Evaluating the appropriateness of forecast inputs and assumptions, and;
o	Testing the design of the model calculation through a re-performance of the discount on a sample of loans under the fair value option.

Servicing Assets

The Company’s servicing assets were $33.6 million as of December 31, 2021. As described within Notes 1, 5, and 10 to the consolidated financial statements, the Company recognizes servicing assets, which represent the portion of the servicing spread that exceeds adequate compensation for the servicing function of the sold portion of loans originated by the Company. The valuation of the servicing asset represents a critical accounting estimate. Servicing assets are carried at fair value with changes in the fair value reported in loan servicing asset revaluation within the consolidated statements of income.  The determination of fair value of the servicing asset is based on a valuation model that incorporates assumptions such as adequate compensation for servicing, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  The fair value of servicing rights is sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of servicing rights.

We identified the Company’s valuation of the servicing asset as a critical audit matter. The principal considerations for that determination were the high degree of auditor judgment required to assess the reasonableness of certain assumptions used in the valuation model and our use of an auditor’s specialist. For instance, prepayment speeds and default rates are unobservable inputs developed using proprietary information from management’s internal valuation specialists’ database.  In particular, the assumptions around prepayment speeds are the most subjective and provide the most sensitivity to the servicing rights.

The primary audit procedures we performed to address this critical audit matter included the following:

•	We evaluated the design and tested the operating effectiveness of controls relating to the valuation of servicing assets, including controls over:
o	Management’s valuation model, which is designed to ensure the completeness and accuracy of data used in the model, and;
o	The determination of significant inputs and assumptions, including unobservable inputs such as prepayment speeds, used in the model.

•	We involved the firm’s internal valuation specialists to assist in:
o

Evaluating the methodologies and assumptions used by management, including assessing the reasonableness of significant unobservable inputs and assumptions of the valuation model including prepayment speeds, and;

o	Independently calculating the discounted cash flows at the individual loan level for a sample of loans and comparing to management’s estimate.
•

We assessed the overall trends for the discount rate, prepayment speed, and servicing asset to compare the quarterly change, over a twelve-quarter period, and how the Company’s discount rate assumptions compared to observable market interest rate trends.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2010.

Raleigh, North Carolina

February 24, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Live Oak Bancshares, Inc.

Wilmington, North Carolina

Opinion on Internal Control Over Financial Reporting

We have audited Live Oak Bancshares, Inc’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and our report dated February 24, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina

February 24, 2022

Live Oak Bancshares, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$187,203	$297,167
Federal funds sold	16,547	21,153
Certificates of deposit with other banks	4,750	6,500
Investment securities available-for-sale	906,052	750,098
Loans held for sale (includes $25,310 and $36,111 measured at fair value, respectively)	1,116,519	1,175,470
Loans and leases held for investment (includes $645,201 and $815,374 measured at fair value, respectively)	5,521,262	5,144,930
Allowance for credit losses on loans and leases	(63,584)	(52,306)
Net loans and leases	5,457,678	5,092,624
Premises and equipment, net	240,196	259,267
Foreclosed assets	620	4,155
Servicing assets	33,574	33,918
Other assets	250,254	231,951
Total assets	$8,213,393	$7,872,303
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$89,279	$75,287
Interest-bearing	7,022,765	5,637,541
Total deposits	7,112,044	5,712,828
Borrowings	318,289	1,542,093
Other liabilities	67,927	49,532
Total liabilities	7,498,260	7,304,453
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at December 31, 2021 and December 31, 2020	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 43,494,046 and 41,344,689, shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	310,970	298,890
Class B common stock, no par value, 10,000,000 shares authorized, 125,024 and 1,107,757 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,324	11,729
Retained earnings	400,893	235,724
Accumulated other comprehensive income	1,946	21,507
Total shareholders’ equity	715,133	567,850
Total liabilities and shareholders’ equity	$8,213,393	$7,872,303

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Interest income
Loans and fees on loans	$347,738	$270,770	$207,836
Investment securities, taxable	12,533	15,016	15,345
Other interest earning assets	942	2,622	4,799
Total interest income	361,213	288,408	227,980
Interest expense
Deposits	59,740	89,726	87,897
Borrowings	4,688	3,959	1
Total interest expense	64,428	93,685	87,898
Net interest income	296,785	194,723	140,082
Provision for loan and lease credit losses	15,210	40,658	15,212
Net interest income after provision for loan and lease credit losses	281,575	154,065	124,870
Noninterest income
Loan servicing revenue	25,219	26,600	28,034
Loan servicing asset revaluation	(11,726)	(9,958)	(16,581)
Net gains on sales of loans	67,280	49,473	29,002
Net gain (loss) on loans accounted for under the fair value option	4,257	(13,083)	7,408
Equity method investments income (loss)	(1,716)	(14,691)	(7,889)
Equity security investments gains (losses), net	44,752	14,909	3,532
Gain on sale of investment securities available-for-sale, net	—	1,880	620
Lease income	10,263	10,508	9,655
Management fee income	6,378	6,352	1,742
Other noninterest income	15,493	14,010	7,996
Total noninterest income	160,200	86,000	63,519
Noninterest expense
Salaries and employee benefits	124,932	112,525	90,634
Travel expense	5,809	3,451	6,921
Professional services expense	15,135	6,359	6,859
Advertising and marketing expense	5,002	3,510	5,936
Occupancy expense	8,423	8,757	8,116
Data processing expense	18,181	12,344	9,265
Equipment expense	17,950	17,603	16,327
Other loan origination and maintenance expense	13,529	10,790	9,272
Renewable energy tax credit investment impairment	3,187	—	602
FDIC insurance	7,070	7,473	3,447
Other expense	11,769	9,864	7,545
Total noninterest expense	230,987	192,676	164,924
Income before taxes	210,788	47,389	23,465
Income tax expense (benefit)	43,793	(12,154)	5,431
Net income	$166,995	$59,543	$18,034
Basic earnings per share	$3.87	$1.46	$0.45
Diluted earnings per share	$3.71	$1.43	$0.44

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$166,995	$59,543	$18,034
Other comprehensive (loss) income before tax:
Net unrealized (loss) gain on investment securities arising during the period	(25,738)	14,752	18,252
Reclassification adjustment for gain on sale of securities available- for-sale included in net income	—	(1,880)	(620)
Other comprehensive (loss) income before tax	(25,738)	12,872	17,632
Income tax benefit (expense)	6,177	(3,089)	(4,231)
Other comprehensive (loss) income, net of tax	(19,561)	9,783	13,401
Total comprehensive income	$147,434	$69,326	$31,435

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)

	Common stock				Accumulated
	Shares				other
	Class A	Class B	Amount	Retained earnings	comprehensive income (loss)	Total equity
Balance at December 31, 2018	35,512,262	4,643,530	$328,113	$167,124	$(1,677)	$493,560
Net income	—	—	—	18,034	—	18,034
Other comprehensive income	—	—	—	—	13,401	13,401
Issuance of restricted stock	61,121	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(409)	—	—	(409)
Employee stock purchase program	29,493	—	437	—	—	437
Non-voting common stock converted to voting common stock in private sale	1,727,999	(1,727,999)	—	—	—	—
Stock option exercises	70,568	—	508	—	—	508
Stock option based compensation expense	—	—	1,723	—	—	1,723
Restricted stock expense	—	—	10,025	—	—	10,025
Cumulative effect of accounting change for Accounting Standards Update 2016-02	—	—	—	(66)	—	(66)
Cash dividends ($0.12 per share)	—	—	—	(4,827)	—	(4,827)
Balance at December 31, 2019	37,401,443	2,915,531	$340,397	$180,265	$11,724	$532,386
Net income	—	—	—	59,543	—	59,543
Other comprehensive income	—	—	—	—	9,783	9,783
Issuance of restricted stock	1,510,066	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(49,229)	—	—	(49,229)
Employee stock purchase program	39,253	—	520	—	—	520
Non-voting common stock converted to voting common stock in private sale	1,807,774	(1,807,774)	—	—	—	—
Cumulative effect of accounting change for Accounting Standards Update 2016-13	—	—	—	822	—	822
Stock option exercises	496,226	—	3,069	—	—	3,069
Stock option based compensation expense	—	—	1,594	—	—	1,594
Restricted stock expense	—	—	13,146	—	—	13,146
Issuance of common stock in connection with acquisition of wholly-owned subsidiary	89,927	—	1,122	—	—	1,122
Cash dividends ($0.12 per share)	—	—	—	(4,906)	—	(4,906)
Balance at December 31, 2020	41,344,689	1,107,757	$310,619	$235,724	$21,507	$567,850
Net income	—	—	—	166,995	—	166,995
Other comprehensive loss	—	—	—	—	(19,561)	(19,561)
Issuance of restricted stock	453,127	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(19,151)	—	—	(19,151)
Employee stock purchase program	13,674	—	670	—	—	670
Non-voting common stock converted to voting common stock in private sale	982,733	(982,733)	—	—	—	—
Stock option exercises	709,823	—	4,158	—	—	4,158
Stock option based compensation expense	—	—	1,379	—	—	1,379
Restricted stock expense	—	—	15,572	—	—	15,572
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	3,360	—	3,360
Repurchase and retirement of shares securing a note receivable	(10,000)	—	(953)	—	—	(953)
Cash dividends ($0.12 per share)	—	—	—	(5,186)	—	(5,186)
Balance at December 31, 2021	43,494,046	125,024	$312,294	$400,893	$1,946	$715,133

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$166,995	$59,543	$18,034
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	21,366	21,688	19,967
Provision for loan and lease credit losses	15,210	40,658	15,212
Amortization of premium on securities, net of accretion	6,461	3,359	507
Deferred tax expense (benefit)	24,808	(17,447)	1,467
Originations of loans held for sale	(1,364,168)	(1,183,152)	(1,005,165)
Proceeds from sales of loans held for sale	1,092,222	875,393	457,533
Net gains on sale of loans held for sale	(67,280)	(49,473)	(29,002)
Net (gain) loss on sale of foreclosed assets	(779)	12	25
Net (gain) loss on loans accounted for under fair value option	(4,257)	13,083	(7,408)
Net decrease in servicing assets	344	1,447	12,276
Gain on sale of investment securities available-for-sale, net	—	(1,880)	(620)
Net (gain) loss on sale or disposal of long lived asset	(114)	6	(357)
Net (gain) loss on disposal of premises and equipment	(48)	38	109
Impairment on premises and equipment, net	904	1,263	—
Equity method investments (income) loss	1,716	14,691	7,889
Equity security investments (gains) losses, net	(44,752)	(14,909)	(3,532)
Renewable energy tax credit investment impairment	3,187	—	602
Stock option based compensation expense	1,379	1,594	1,723
Restricted stock expense	15,572	13,146	10,025
Stock based compensation expense excess tax benefit (shortfall)	9,340	22,043	(125)
Business combination contingent consideration fair value adjustment	99	163	—
Changes in assets and liabilities:
Lease right-of-use assets and liabilities, net	(26)	42	126
Other assets	1,754	(64,323)	14,298
Other liabilities	350	2,018	3,896
Net cash used by operating activities	(119,717)	(260,997)	(482,520)
Cash flows from investing activities
Purchases of securities available-for-sale	(428,246)	(396,187)	(253,100)
Proceeds from sales, maturities, calls, and principal paydowns of securities available-for-sale	240,093	197,527	111,290
Proceeds from SBA reimbursement/sale of foreclosed assets, net	6,786	5,282	796
Business combination, net of cash acquired	—	(895)	—
Maturities of certificates of deposit with other banks	1,750	750	—
Loan and lease originations and principal collections, net	8,824	(2,414,016)	(517,253)
Proceeds from sale of long lived asset	8,988	9,063	10,895
Proceeds from sale of equity security investment	15,000	—	—
Proceeds from sale of premises and equipment	84	4	—
Purchases of premises and equipment, net	(3,082)	(20,989)	(37,197)
Net cash used by investing activities	(149,803)	(2,619,461)	(684,569)

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from financing activities
Net increase in deposits	$1,399,216	$1,485,848	$1,074,909
Proceeds from borrowings	602,848	1,828,033	—
Repayment of borrowings	(1,826,652)	(285,954)	(1,443)
Stock option exercises	4,158	3,069	508
Employee stock purchase program	670	520	437
Withholding cash issued in lieu of restricted stock and other	(19,151)	(49,229)	(409)
Repurchase and retirement of shares	(953)	—	—
Shareholder dividend distributions	(5,186)	(4,906)	(4,827)
Net cash provided by financing activities	154,950	2,977,381	1,069,175
Net (decrease) increase in cash and cash equivalents	(114,570)	96,923	(97,914)
Cash and cash equivalents, beginning	318,320	221,397	319,311
Cash and cash equivalents, ending	$203,750	$318,320	$221,397

Supplemental disclosure of cash flow information
Interest paid	$66,844	$91,801	$87,280
Income tax paid (received), net	19,722	11,486	(12,293)

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding (losses) gains on available-for-sale securities, net of taxes	$(19,561)	$9,783	$13,401
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	13,346	16,091	19,105
Net transfers between foreclosed real estate and SBA receivable	(1,643)	252	(281)
Transfer aircraft from premises and equipment, net to held for sale assets	—	17,943	—
Transfer of loans held for sale to loans and leases held for investment	638,696	295,981	277,964
Transfer of loans and leases held for investment to loans held for sale	338,873	97,341	39,067
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	3,360	—	—
Accrued premises and equipment additions	—	—	88
Right-of-use assets obtained in exchange for lessee operating lease liabilities	—	—	2,241
Equity method investment commitments	—	2,940	16,282
Equity security investment commitments	2,245	—	—
Business combination:
Assets acquired (excluding goodwill)	—	2,523	—
Liabilities assumed	—	2,074	—
Goodwill recorded	—	1,797	—

See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Live Oak Bancshares, Inc. (collectively with its subsidiaries including Live Oak Banking Company, the “Company”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”).  The Bank was organized and incorporated under the laws of the State of North Carolina on February 25, 2008 and commenced operations on May 12, 2008.   The Bank has seven satellite sales offices across the United States. The Bank specializes in lending and deposit related services to small businesses nationwide. The Bank identifies and extends lending to credit-worthy borrowers both within specific industries, also called verticals, through expertise within those industries, and more broadly to select borrowers outside of those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) Loan Program and the U.S. Department of Agriculture (“USDA”) Rural Energy for America Program (“REAP”), Water and Environmental Program (“WEP”) and Business & Industry (“B&I”) loan programs.

The Company’s wholly owned subsidiaries are the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi Advisors”).

The Bank’s wholly owned subsidiaries are Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), and Live Oak Private Wealth, LLC (“Live Oak Private Wealth”).  Live Oak Number One, Inc. holds properties foreclosed on by the Bank. LOCEF provides financing to entities for renewable energy applications and became a wholly owned subsidiary of the Bank during the first quarter of 2019. Live Oak Private Wealth and its wholly owned subsidiary, Jolley Asset Management, LLC (“JAM”), provide high-net-worth individuals and families with strategic wealth and investment management services.  See Business Combination discussion below for more information on the acquisition of JAM in 2020.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Consolidation Policy

The consolidated financial statements include the financial statements of the Company and its directly and indirectly wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. If an entity is not a variable interest entity, the Company also evaluates arrangements in which there is a general partner or managing member to determine whether consolidation is appropriate.

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting; those that are not consolidated or accounted for using the equity method of accounting are accounted for under equity security or fair value accounting.  For the investments accounted for under the equity method, the Company records its investment in non-consolidated affiliates and the portion of income or loss in equity in income of non-consolidated affiliates. The Company periodically evaluates these investments for impairment.

Variable Interest Entities

Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in the fair value of an entity's net asset value. The primary beneficiary consolidates the variable interest entity (“VIE”). The primary beneficiary is defined as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

The Company has a limited interest in a partnerships that own and operate solar renewable energy projects which are accounted for as an equity method investment. Over the course of the investments, the Company will receive federal and state tax credits, tax-related benefits, and excess cash available for distribution, if any. The Company may be called to sell its interest in the limited partnerships through a call option once all investment tax credits have been recognized.

This type of entity meets the criteria of a VIE; however, the Company is not the primary beneficiary of the entity, as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. While the partnership agreement allows the Company to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.

The Company’s investment in the unconsolidated VIEs are carried in other assets on the consolidated balance sheet and the Company’s unfunded capital and other commitments related to the unconsolidated VIEs are carried in other liabilities on the consolidated balance sheet.

The Company’s maximum exposure to loss from unconsolidated VIEs includes the investment recorded on the Company’s consolidated balance sheet, net of unfunded capital commitments and any impairment recognized, and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes the potential for losses from this investment is remote, the maximum exposure was determined by assuming a scenario where related tax credits were recaptured.

The following table provides a summary of the tax-advantaged VIEs that the Company has not consolidated as of December 31, 2021 and 2020:

	2021	2020
Investment carrying amount	$708	$—
Maximum exposure to loss	4,100	879

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

On April 1, 2020, the Company acquired 100% of the equity interests of JAM, a registered investment advisor based in Rocky Mount, North Carolina.  Goodwill, intangible assets and contingent consideration of $1.8 million, $2.3 million and $2.1 million, respectively, were recorded by the Company as a result of this transaction.  Intangible assets are almost entirely comprised of customer relationships that are being amortized using the straight-line method over 15 years.  As a result of this acquisition, the Bank's wholly owned subsidiary Live Oak Private Wealth, expects to broaden service offerings to existing high-net-worth individuals and families, attract new clients from an expanded footprint and benefit from economies of scale.  The acquisition did not materially impact the Company's financial position, results of operations or cash flows.  Given the impact of the above acquisition was immaterial to the Company and its results of operations, additional disclosures have not been included.

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

To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was suspended for the years ended December 31, 2021 and 2020.

Certificates of Deposit with other Banks

Certificates of deposit with other banks have maturities ranging from February 2022 through November 2023 and bear interest at rates ranging from 0.20% to 3.55%. All investments in certificates of deposit are with FDIC insured financial institutions and none exceed the maximum insurable amount of $250 thousand.

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

Other

Other investments are generally non-marketable equity investments and are included in the other assets line in the consolidated balance sheets while the impact is largely reflected in the equity method investments income (loss) and equity security investments gains (losses), net line items on the consolidated statements of income.  The Company generally accounts for other investments either under the equity method or the provisions of ASC 321, Investments – Equity Securities (“equity securities” or “equity security accounting”).

Investments through which there is significant influence but not control over the investee are accounted for under the equity method. The determination of whether the Company has significant influence over an investee requires judgement based on the facts and circumstances of each investment including level of ownership, power to control and legal structure.  Significant influence is generally presumed to exist in privately held companies where the Company owns at least 20%, or 5% for limited partnerships or limited liability companies in certain circumstances, or circumstances where there is ability to exercise significant influence over the investee’s operating and financial policies through board involvement or other influence.  Under the equity method, the Company recognizes its proportionate share of the results of operations of the investee based on most current information available.  In instances where cash distributions vary at different points and/or are not directly linked to the Company’s ownership percentage, the investee’s net income or loss is allocated using the hypothetical liquidation at book value (“HLBV”) method.  The Company’s investment in Apiture, Inc. (“Apiture”) is accounted for under the HLBV method.

Investments through which the Company is not able to exercise significant influence over the investee are accounted for as equity securities whereby investments are measured at fair value with changes in fair value recognized in net income, unless those investments have no readily determinable fair value. Investments without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus changes in value resulting from observable price changes arising from orderly transactions.  Management considers a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, market conditions, values for comparable securities, current and projected operating performance, exit strategies, financing transactions subsequent to the acquisition of the investment and a discount for certain investments that have lock-up restrictions or other features that indicate a discount to fair value is warranted.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Impairment

Available for Sale Securities

In 2020 and 2021, after adoption of ASC 326, discussed more fully under Allowance for Credit Losses (“ACL”)

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

In 2019, prior to adoption of ASC 326

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

Federal Home Loan Bank Stock

Membership in the Federal Home Loan Bank of Atlanta (“FHLB”) requires ownership of FHLB stock. FHLB stock is restricted because it may only be sold to the FHLB and all sales must be at par. FHLB stock is carried at cost minus impairment, if any, and is recorded within other assets in the consolidated balance sheets. FHLB stock was $3.9 million and $4.3 million at December 31, 2021 and 2020, respectively.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Loans and Leases

Fair Value Option

Management evaluates retained participating interests in government guaranteed loans for the fair value option election.  Those loans for which the fair value option is elected are measured at fair value and are classified as either Held for Sale and Held for Investment, as outlined below.  Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon fair value election. The changes in fair value of loans are reported in noninterest income.  Fair value of loans includes adjustments for historical credit losses, market liquidity, and economic conditions.

The historical credit loss adjustment is estimated using a discounted cash flow (“DCF”) methodology for each loan which incorporates measurements of (i) probability of default (“PD”), which is the likelihood a loan or lease will stop performing, (ii) loss given default (“LGD”), which is the expected loss rate for loans or leases in default, (iii) prepayments, (iv) the estimated outstanding exposure at default (“EAD”), and (v) the effective interest rate (“EIR”). PD rates are calculated using the number of defaults divided by the number of loans available to default for 1-year observation periods over the lifetime of data available for a certain pool. LGD rates are calculated by dividing the lifetime net charge-offs for each pool by the pool’s average outstanding balance. PD and LGD rates are adjusted for forecasted national unemployment rates during a reasonable and supportable forecast period. Management has determined that four quarters represents a reasonable and supportable forecast period and adjusted loss rates revert back to a historical loss rate over four quarters on a straight-line basis.  Expected historical losses are calculated as the product of PD, LGD, and EAD. Expected historical losses are discounted using the loan or lease EIR, adjusted for prepayments. Market liquidity and economic condition adjustments are estimated using the sale prices of similar loans based on rate, term, and asset size. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In the first quarter of 2021, the Company chose not to elect the fair value for any retained participating interests arising from new government guaranteed loan sales. Not electing fair value generally results in a larger discount being recorded on the date of the sale. This discount will subsequently be accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with accounting standards, any loans for which fair value was previously elected will continue to be measured as such.

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

In accordance with SBA and USDA regulation, the Bank is required to retain 10% and 7.5% of the principal balance of any SBA 7(a) or USDA loan, respectively, comprised of unguaranteed dollars.  With written consent from the SBA, the Bank may sell down to a 5% exposure comprised of unguaranteed dollars.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The gain on sale recognized in income is the sum of the premium on the guaranteed loan and the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan retained, and any fair value fluctuations in associated exchange-traded interest rate futures contracts.

The following summarizes the activity pertaining to loans held for sale for the years ended December 31, 2021 and 2020:

	2021	2020
Balance at beginning of year	$1,175,470	$966,447
Originations	1,364,168	1,183,152
Proceeds from sale	(1,092,222)	(875,393)
Gain on sale of loans	67,280	49,473
Principal collections, net of deferred fees and costs	(98,354)	50,431
Non-cash transfers, net	(299,823)	(198,640)
Balance at end of period	$1,116,519	$1,175,470

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

The Company evaluates the carrying value of rental equipment for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. During the year ended December 31, 2021 the Company recognized impairment expense of $904 thousand related to rental equipment. No impairment expense was recorded for the years ended December 31, 2020 and 2019.

Allowance for Credit Losses

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC 326”) along with its amendments, which replaces the incurred loss impairment methodology in current standards with the current expected credit loss methodology (“CECL”) and requires consideration of a broader range of information to determine credit loss estimates.  ASC 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration is different under ASC 326.  One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The ACL is measured on a pooled basis using a quantitative modeling process when similar risk characteristics are present in the portfolio. The Company has identified pools based on industry, which aggregates into divisions, and whether the receivable is secured by real estate or another form of collateral. Additional information related to the portfolio segments can be found in Note 3. Loans and Leases Held for Investment and Credit Quality. Expected credit losses for pooled loans and leases are estimated using a DCF methodology for each loan which incorporates measurements of PD, LGD, prepayments, the estimated outstanding EAD, and the EIR. PD rates are calculated using the number of defaults divided by the number of loans available to default for 1-year observation periods over the lifetime of data available for a certain pool. LGD rates are calculated by dividing the lifetime net charge-offs for each pool by the pool’s average outstanding balance. PD and LGD rates are adjusted for forecasted national unemployment rates during a reasonable and supportable forecast period. Management has determined that four quarters represents a reasonable and supportable forecast period and adjusted loss rates revert back to a historical loss rate over four quarters on a straight-line basis.  Expected losses are calculated as the product of PD, LGD, and EAD. Expected losses are discounted using the loan or lease EIR, adjusted for prepayments.

Management adjusts historical loss information for differences in current risk characteristics that are not considered within the quantitative modeling processes but are relevant in assessing the expected credit losses within the loan and lease pools. These qualitative factor adjustments generally increase management’s estimate of expected credit losses based upon the estimated level of risk. The various risk factors considered in qualitative adjustments include risk grading, delinquency levels, pool age, portfolio mix and growth rates, and the status of servicing efforts which may be impacted by natural disasters or health pandemics. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

•	All commercial loans and leases classified substandard or worse.
•	Any loan or lease that is on nonaccrual, or any loan or lease that is delinquent greater than 90 days past due and still accruing interest.
•	Any loan or lease that was restructured with an interest rate concession and now meets the definition of a troubled debt restructuring (“TDR”).

The Company estimates reserves on individually evaluated loans and leases using a DCF methodology or through the evaluation of collateral values.

During the quarter ended September 30, 2021, management updated the Company’s policy for estimating expected credit losses on certain relationships that would otherwise meet the criteria for individual evaluation. Relationships with unguaranteed exposure of less than $250 thousand are now collectively evaluated using an average of loss rates applied to individually evaluated relationships with unguaranteed exposure between $250 thousand and $1.0 million. The impact of this change on the ACL was not considered material.

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

Allowance for Credit Losses – Loans and Leases Held for Investment (Prior to adoption of ASC 326)

Prior to the adoption of ASC 326 on January 1, 2020, the Company’s methodology for determining the ACL is based on the requirements of GAAP (ASC 405, Liabilities, and ASC 310, Receivables), the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The ACL is determined by the sum of three separate components: (i) the impaired loan and lease component, which addresses specific reserves for impaired loans and leases; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans and leases; and (iii) an unallocated reserve component (if any) based on management’s judgment and experience. The loan and lease pools and impaired loans and leases are mutually exclusive; any loan or lease that is impaired is excluded from its homogenous pool for purposes of that pool’s reserve calculation, regardless of the level of impairment.

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

Allowance for Credit Losses – Off-Balance Sheet Credit Exposures (ASC 326)

Expected credit losses on off-balance sheet credit exposures is estimated over the contractual period in which the Company is exposed to such losses, unless the obligation to extend credit is unconditionally cancellable. The estimate of off-balance sheet credit exposures includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated losses. The estimate is influenced by historical loss experience, adjusted for current risk characteristics, and economic forecasts.  The balance of the allowance for off-balance sheet credit exposures was $739 thousand and $746 thousand at December 31, 2021 and 2020, respectively, and is recorded in other expense in the consolidated income statement and other liabilities in the consolidated balance sheet.

Foreclosed Assets

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure, establishing a new cost basis. Any write down at the time of transfer to foreclosed assets is charged to the allowance for credit losses on loans and leases. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of the carrying amount or fair value, less cost to sell. Subsequent write downs are charged to other expense. Costs relating to improvement of the property are capitalized while holding costs of the property are charged to other loan origination and maintenance expense in the period incurred.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Derivative Financial Instruments

Interest Rate Futures Contracts

The Company uses exchange-traded interest rate futures contracts to manage interest rate risk that may impact expected gains arising from future secondary market loan sales.  Upon entering into a futures contract, the Company is required to pledge to the counterparty an amount of cash equal to a certain percentage of the contract amount, also known as an initial margin deposit.  Subsequent payments, known as variation margin, are made or received by the Company each day to settle the daily fluctuations in the fair value of the underlying contract.  As of December 31, 2021 and 2020, there were no cash margin balances.  Investments in these derivative contracts are subject to risks that can result in a loss of all or part of an investment.  Credit risk is considered low because the counterparties are futures exchanges.  The Company has not designated any derivative as a hedging instrument under applicable accounting guidance.  Changes in fair value of the derivative contracts is recorded as a component of "net gains on sales of loans" on the consolidated statement of income. The Company recognized a loss of $0, $2.6 million and $3.0 million on the derivative contracts for the years ended December 31, 2021, 2020 and 2019, respectively. All derivative contracts were closed out in December 2020 and there was no further activity in 2021.  The total notional amount of derivative contracts outstanding was $20.4 million as of December 2019.  The fair value of the derivative contracts on the balance sheet date is zero due to the daily cash settlement of contracts.

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

The fair value of equity warrant assets classified as derivatives is reviewed and updated quarterly using a Black-Scholes option pricing model.

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

The carrying amounts and accumulated amortization of all intangible assets as of December 31, 2021 was $2.0 million and $153 thousand, respectively, while at December 31, 2020 the balances were $2.2 million and $115 thousand, respectively, all as a result of the JAM acquisition discussed earlier under Business Combinations.

The Company had no impairment charges related to business combinations in 2021, 2020 or 2019.

Long-Lived Assets Impairment Evaluation

The Company evaluates the carrying value of long-lived assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value.

Long-Lived Assets Reclassified to Held for Sale

During 2020, the Company determined that retention of two of its aircraft was ineffective in serving the needs of an expanding nationwide customer base.  As a result of the determination to sell, the Company began marketing the aircraft for sale and accordingly reclassified them from premises and equipment, net to other assets.  The total amount reclassified out of premises and equipment was $19.2 million and after assessment of fair value, $1.3 million of that balance was recognized as impairment expense included in the other expense line item in the 2020 consolidated statement of income.  Prior to December 31, 2020, one aircraft was sold for a minimal incremental loss with one remaining in other assets with a carrying amount of $8.9 million at December 31, 2020.  In 2021, the remaining held for sale aircraft was sold with a gain of $114 thousand.  During 2019, an aircraft previously reclassified to held for sale was sold for a gain of $357 thousand.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

During 2021, 982,733 shares of Class B common stock (non-voting) were converted to Class A common stock (voting) in connection with private sales.  This conversion decreased the value of Class B common stock (non-voting) and increased the value of Class A common stock (voting) by $10.4 million. During 2020, 1,807,774 shares of Class B common stock (non-voting) were converted to Class A common stock (voting) in connection with private sales. This conversion decreased the value of Class B common stock (non-voting) and increased the value of Class A common stock (voting) by $19.1 million.

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

	December 31,
	2021	2020	2019
Basic earnings per share:
Net income	$166,995	$59,543	$18,034
Weighted-average basic shares outstanding	43,169,935	40,677,496	40,222,758
Basic earnings per share	$3.87	$1.46	$0.45
Diluted earnings per share:
Net income, for diluted earnings per share	$166,995	$59,543	$18,034
Total weighted-average basic shares outstanding	43,169,935	40,677,496	40,222,758
Add effect of dilutive stock options and restricted stock grants	1,901,369	1,093,754	830,756
Total weighted-average diluted shares outstanding	45,071,304	41,771,250	41,053,514
Diluted earnings per share	$3.71	$1.43	$0.44
Anti-dilutive shares	37,401	2,179	1,071,467

Revenue Recognition

The Company offers various services to customers that generate revenue.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less.  As of December 31, 2021, 2020 and 2019, remaining performance obligations consisted primarily of serviced based revenues for contracts with an original expected length of two years or less.

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

Service Based Revenues

In addition to lending and related activities, the Bank’s specialized industry teams also provide advisory services to certain Government Contracting clients. Performance obligations are satisfied over the contract period and revenue is recognized monthly. Starting in 2021, the Company stopped offering advisory services to new Government Contracting clients.  Additionally, the Bank may earn additional revenue under these agreements as clients are awarded government contracts or complete merger & acquisition transactions.

GLS provides services when requested by clients.  Each requested service represents a specific performance obligation with a transaction price outlined by GLS' fee schedule.  Revenue is recognized as the requested services are completed and payment is generally received the following month.

Canapi Advisors provides investment advisory services to two financial technology venture funds where its performance obligations are satisfied over time.  Fund management fees are based upon the contractual terms of the limited partnership agreements and are recognized as earned over the specified contract period, which is generally equal to the life of the individual fund. Fund management fees are calculated as a percentage of committed capital, net of any permitted offsets, and are collected in advance and recognized quarterly.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies accounting for income taxes by removing specific technical exceptions in ASC 740 related to the incremental approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted the standard on January 1, 2021 with no material effect on its consolidated financial statements.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 2. Securities

Available-for-Sale

The carrying amount of securities and their approximate fair values are reflected in the following table:

December 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US government agencies	$10,444	$193	$—	$10,637
Mortgage-backed securities	887,302	14,246	12,209	889,339
Municipal bonds	3,246	333	3	3,576
Other debt securities	2,500	—	—	2,500
Total	$903,492	$14,772	$12,212	$906,052

December 31, 2020
US government agencies	$15,440	$479	$—	$15,919
Mortgage-backed securities	703,092	28,302	940	730,454
Municipal bonds	3,267	462	4	3,725
Total	$721,799	$29,243	$944	$750,098

During the year ended December 31, 2021, one security totaling $5.0 million matured and twelve securities totaling $33.1 million were paid out. During the year ended December 31, 2020, four securities totaling $12.0 million matured and twenty securities totaling $29.6 million were sold resulting in a net gain of $1.9 million, which consisted of $2.0 million gross realized gains and $136 thousand gross realized losses. During the year ended December 31, 2019, eleven securities totaling $36.2 million were sold resulting in a net gain of $620 thousand, which consisted entirely of gross realized gains.

The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$479,322	$8,503	$110,633	$3,706	$589,955	$12,209
Municipal bonds	—	—	96	3	96	3
Total	$479,322	$8,503	$110,729	$3,709	$590,051	$12,212

	Less Than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$156,904	$917	$1,853	$23	$158,757	$940
Municipal bonds	—	—	96	4	96	4
Total	$156,904	$917	$1,949	$27	$158,853	$944

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

At December 31, 2021, there were thirty-one mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months. There were one hundred forty-two mortgage-backed securities in unrealized loss positions for less than 12 months.  Unrealized losses at December 31, 2020 consisted of three mortgage-backed securities and one municipal bond for greater than 12 months and twenty-nine mortgage-backed securities in unrealized loss positions for less than 12 months.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

These unrealized losses are primarily the result of non-credit-related volatility in the market and market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuer’s ability to honor redemption obligations, and the Company has the intent and ability to hold these securities for a sufficient period of time to recover unrealized losses, none of the losses have been recognized in the Company’s consolidated statement of income.

All mortgage-backed securities in the Company’s portfolio at December 31, 2021 and 2020 were backed by U.S. government sponsored enterprises (“GSEs”).

The following is a summary of investment securities by maturity:

	December 31, 2021
	Available-for-sale
	Amortized cost	Fair value
US government agencies
Within one year	$7,507	$7,614
Five to ten years	2,937	3,023
Total	10,444	10,637

Mortgage-backed securities
Within one year	202	202
One to five years	20,316	21,168
Five to ten years	298,860	305,190
After 10 years	567,924	562,779
Total	887,302	889,339

Municipal bonds
After 10 years	3,246	3,576
Total	3,246	3,576

Other debt securities
Within one year	500	500
One to five years	2,000	2,000
Total	2,500	2,500

Total	$903,492	$906,052

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

There were no investment securities pledged at December 31, 2021 or 2020.

Other

Other investments, largely comprised of non-marketable equity investments, are generally accounted for under either the equity method or equity security accounting.  The below tables provide additional information related to investments accounted for under these two methods.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Equity Method Accounting

The carrying amount and ownership percentage of each equity method investment at December 31, 2021 and 2020 is reflected in the following table:

	2021		2020
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$52,323	39.1%	$53,344	39.1%
Canapi Ventures SBIC Fund, LP (1) (3)	19,431	2.9%	14,843	3.1%
Canapi Ventures Fund, LP (2) (3)	2,402	1.5%	1,686	1.5%
Other fintech investments in private companies (4)	5,330	Various	1,634	Various
Other (5)	4,664	Various	6,421	Various
Total	$84,150		$77,928
(1)	Includes unfunded commitments of $6.8 million and $11.3 million as of December 31, 2021 and 2020, respectively.
(2)	Includes unfunded commitments of $770 thousand and $1.0 million as of December 31, 2021 and 2020, respectively.
(3)	Investee is accounted for under equity method due to the Company's participation as an investment advisor.
(4)	Other fintech investments include Finxact, Inc., Payrailz, LLC. and Kwipped, Inc.
(5)	Includes unfunded commitments of $2.9 million at December 31, 2020. There were no unfunded commitments as of December 31, 2021.

Equity Security Accounting

The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis as of December 31, 2021 and for the years ended December 31, 2021, 2020 and 2019 is reflected in the following table:

	Cumulative Adjustments	2021	2020	2019
Carrying value (1)		$63,321	$31,146	$15,525
Carrying value adjustments:
Impairment	$—	—	—	—
Upward changes for observable prices (2)	48,469	30,197	14,558	3,628
Downward changes for observable prices	(86)	—	—	—
Net upward change	$48,383	$30,197	$14,558	$3,628
(1)	Includes $2.8 million, $522 thousand and $650 thousand in unfunded commitments for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)	Excludes $13.9 million in realized cash gains for the sale of an investment for the year ended December 31, 2021.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 3. Loans and Leases Held for Investment and Credit Quality

Loan and Lease Portfolio Segments & Classes

The following describes the risk characteristics relevant to each of the portfolio segments.

Commercial and Industrial

Commercial and industrial loans (“C&I”) receive similar underwriting treatment as commercial real estate loans in that the repayment source is analyzed to determine its ability to meet cash flow coverage requirements as set forth by Bank policies. Repayment of the Bank’s C&I loans generally comes from the generation of cash flow as the result of the borrower’s business operations. This business cycle itself brings a certain level of risk to the portfolio. In some instances, these loans may carry a higher degree of risk due to a variety of reasons – illiquid collateral, specialized equipment, highly depreciable assets, uncollectable accounts receivable, revolving balances, or simply being unsecured. As a result of these characteristics, the government guarantee on these loans is an important factor in mitigating risk. The Bank’s lease portfolio is included in the C&I segment.

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

December 31, 2021	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost(1)	Loans Accounted for Under the Fair Value Option(2)	Total Loans and Leases
Commercial & Industrial
Small Business Banking	$1,103,915	$13,171	$7,320	$20,491	$1,124,406	$248,806	$1,373,212
Specialty Lending	875,367	—	—	—	875,367	64,525	939,892
Paycheck Protection Program	266,893	68	1,414	1,482	268,375	—	268,375
Total	2,246,175	13,239	8,734	21,973	2,268,148	313,331	2,581,479
Construction & Development
Small Business Banking	275,786	—	1,366	1,366	277,152	—	277,152
Specialty Lending	82,014	—	—	—	82,014	—	82,014
Total	357,800	—	1,366	1,366	359,166	—	359,166
Commercial Real Estate
Small Business Banking	1,577,765	5,802	10,761	16,563	1,594,328	250,856	1,845,184
Specialty Lending	285,373	—	2,315	2,315	287,688	19,481	307,169
Total	1,863,138	5,802	13,076	18,878	1,882,016	270,337	2,152,353
Commercial Land
Small Business Banking	362,881	7,399	2,055	9,454	372,335	61,533	433,868
Total	362,881	7,399	2,055	9,454	372,335	61,533	433,868
Total	$4,829,994	$26,440	$25,231	$51,671	$4,881,665	$645,201	$5,526,866
Net deferred fees							$(5,604)
Loan and Leases, Net							$5,521,262

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2020	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost(1)	Loans Accounted for Under the Fair Value Option(2)	Total Loans and Leases
Commercial & Industrial
Small Business Banking	$695,090	$10,341	$10,765	$21,106	$716,196	$308,341	$1,024,537
Specialty Lending	341,952	337	—	337	342,289	71,090	413,379
Paycheck Protection Program	1,528,180	—	—	—	1,528,180	—	1,528,180
Total	2,565,222	10,678	10,765	21,443	2,586,665	379,431	2,966,096
Construction & Development
Small Business Banking	183,087	—	—	—	183,087	—	183,087
Specialty Lending	88,890	—	3,723	3,723	92,613	—	92,613
Total	271,977	—	3,723	3,723	275,700	—	275,700
Commercial Real Estate
Small Business Banking	987,358	3,730	8,609	12,339	999,697	321,352	1,321,049
Specialty Lending	148,264	5,374	1,693	7,067	155,331	20,317	175,648
Total	1,135,622	9,104	10,302	19,406	1,155,028	341,669	1,496,697
Commercial Land
Small Business Banking	329,638	—	2,243	2,243	331,881	94,274	426,155
Total	329,638	—	2,243	2,243	331,881	94,274	426,155
Total	$4,302,459	$19,782	$27,033	$46,815	$4,349,274	$815,374	$5,164,648
Net deferred fees							$(19,718)
Loan and Leases, Net							$5,144,930
(1)

Total loans and leases include $2.07 billion of U.S. government guaranteed loans as of December 31, 2021, of which $16.4 million is greater than 90 days past due, $18.4 million is 30-89 days past due and $2.04 billion is included in current loans and leases as presented above. As of December 31, 2020, total loans and leases include $2.61 billion of U.S. government guaranteed loans, of which $12.9 million is greater than 90 days past due, $16.7 million is 30-89 days past due and $2.58 billion is included in current loans and leases as presented above.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following tables present credit quality indicators by portfolio class:

	Term Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total(1,2)
Small Business Banking
Risk Grades 1 - 4	$1,051,775	$853,250	$522,407	$285,397	$188,858	$116,645	$46,356	$1,771	$3,066,459
Risk Grade 5	7,838	19,651	65,715	60,615	37,661	13,933	5,066	195	210,674
Risk Grades 6 - 8	2,517	8,667	27,696	14,545	14,193	21,239	1,457	774	91,088
Total	1,062,130	881,568	615,818	360,557	240,712	151,817	52,879	2,740	3,368,221
Specialty Lending
Risk Grades 1 - 4	644,851	238,409	73,978	42,452	38,703	—	133,889	1,816	1,174,098
Risk Grade 5	2,250	17,677	5,497	10,415	17,104	—	2,953	848	56,744
Risk Grades 6 - 8	—	17	3,166	8,654	—	2,315	75		14,227
Total	647,101	256,103	82,641	61,521	55,807	2,315	136,917	2,664	1,245,069
Paycheck Protection Program
Risk Grades 1 - 4	204,803	63,572	—	—	—	—	—	—	268,375
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	—	—	—	—	—	—	—
Total	204,803	63,572	—	—	—	—	—	—	268,375
Total	$1,914,034	$1,201,243	$698,459	$422,078	$296,519	$154,132	$189,796	$5,404	$4,881,665

	Term Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total(1,2)
Small Business Banking
Risk Grades 1 - 4	$724,506	$475,593	$287,712	$230,653	$159,877	$59,065	$32,373	$1,392	$1,971,171
Risk Grade 5	16,080	59,595	62,857	44,478	11,203	3,666	2,131	212	200,222
Risk Grades 6 - 8	81	8,976	14,639	15,090	11,424	8,418	631	209	59,468
Total	740,667	544,164	365,208	290,221	182,504	71,149	35,135	1,813	2,230,861
Specialty Lending
Risk Grades 1 - 4	296,537	96,553	48,930	40,626	—	—	55,229	632	538,507
Risk Grade 5	7,672	6,379	2,752	18,718	—	—	1,711	—	37,232
Risk Grades 6 - 8	—	—	8,635	—	5,782	—	77		14,494
Total	304,209	102,932	60,317	59,344	5,782	—	57,017	632	590,233
Paycheck Protection Program
Risk Grades 1 - 4	1,528,180	—	—	—	—	—	—	—	1,528,180
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	—	—	—	—	—	—	—
Total	1,528,180	—	—	—	—	—	—	—	1,528,180
Total	$2,573,056	$647,096	$425,525	$349,565	$188,286	$71,149	$92,152	$2,445	$4,349,274

(1)

Total loans and leases include $2.07 billion of U.S. government guaranteed loans as of December 31, 2021, segregated by risk grade as follows: Risk Grades 1 – 4 = $1.88 billion, Risk Grade 5 = $134.2 million, Risk Grades 6 – 8 = $63.0 million. As of December 31, 2020, total loans and leases include $2.61 billion of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $2.44 billion, Risk Grade 5 = $128.0 million, Risk Grades 6 – 8 = $40.9 million.

(2)	Excludes $645.2 million and $815.4 million of loans accounted for under the fair value option as of December 31, 2021 and December 31, 2020, respectively.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Nonaccrual Loans and Leases

As of December 31, 2021 and December 31, 2020 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the twelve months ended December 31, 2021 and 2020. Nonaccrual loans and leases are generally included in the held for investment portfolio. Accrued interest receivable on loans totaled $31.0 million and $41.0 million at December 31, 2021 and December 31, 2020, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Nonaccrual loans and leases as of December 31, 2021 and December 31, 2020 are as follows:

December 31, 2021	Loan and Lease Balance(1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$16,911	$13,981	$2,930	$—
Payroll Protection Program	1,482	1,482	—	—
Total	18,393	15,463	2,930	—
Construction & Development
Small Business Banking	3,884	1,201	2,683	—
Total	3,884	1,201	2,683	—
Commercial Real Estate
Small Business Banking	12,410	5,226	7,184	5,169
Specialty Lending	2,315	507	1,808	1,808
Total	14,725	5,733	8,992	6,977
Commercial Land
Small Business Banking	5,531	4,148	1,383	—
Total	5,531	4,148	1,383	—
Total	$42,533	$26,545	$15,988	$6,977

December 31, 2020	Loan and Lease Balance(1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$17,992	$12,046	$5,946	$—
Total	17,992	12,046	5,946	—
Construction & Development
Specialty Lending	3,723	—	3,723	3,723
Total	3,723	—	3,723	3,723
Commercial Real Estate
Small Business Banking	15,085	6,725	8,360	5,327
Specialty Lending	7,068	5,533	1,535	—
Total	22,153	12,258	9,895	5,327
Commercial Land
Small Business Banking	2,242	1,728	514	—
Total	2,242	1,728	514	—
Total	$46,110	$26,032	$20,078	$9,050

(1)	Excludes nonaccrual loans accounted for under the fair value option. See Note 10. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following tables present the amortized cost basis of collateral-dependent loans and leases which are individually evaluated to determine expected credit losses, as of December 31, 2021 and 2020:

	Total Collateral Dependent Loans			Unguaranteed Portion
December 31, 2021	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$698	$7,475	$—	$152	$449	$—	$235
Total	698	7,475	—	152	449	—	235
Construction & Development
Specialty Lending	3,858	—	—	2,657	—	—	57
Total	3,858	—	—	2,657	—	—	57
Commercial Real Estate
Small Business Banking	5,172	700	64	4,038	14	13	65
Specialty Lending	512	—	—	6	—	—	—
Total	5,684	700	64	4,044	14	13	65
Commercial Land
Small Business Banking	5,541	—	—	1,393	—	—	601
Total	5,541	—	—	1,393	—	—	601
Total	$15,781	$8,175	$64	$8,246	$463	$13	$958

	Total Collateral Dependent Loans			Unguaranteed Portion
December 31, 2020	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$1,279	$9,440	$197	$531	$4,077	$66	$1,281
Total	1,279	9,440	197	531	4,077	66	1,281
Construction & Development
Specialty Lending	3,767	—	—	3,767	—	—	—
Total	3,767	—	—	3,767	—	—	—
Commercial Real Estate
Small Business Banking	11,568	258	332	6,873	9	335	175
Specialty Lending	13,196	—	—	7,663	—	—	23
Total	24,764	258	332	14,536	9	335	198
Commercial Land
Small Business Banking	2,263	—	—	534	—	—	302
Total	2,263	—	—	534	—	—	302
Total	$32,073	$9,698	$529	$19,368	$4,086	$401	$1,781

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

The following tables detail activity in the allowance for credit losses for the periods presented:

	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
December 31, 2021
Beginning Balance	$26,941	$5,663	$18,148	$1,554	$52,306
Charge offs	(2,912)	(262)	(2,731)	(12)	(5,917)
Recoveries	172	—	1,813	—	1,985
Provision	13,569	(1,966)	1,838	1,769	15,210
Ending Balance	$37,770	$3,435	$19,068	$3,311	$63,584

December 31, 2020
Beginning Balance, prior to adoption of ASC 326	$15,757	$2,732	$8,427	$1,318	$28,234
Impact of adopting ASC 326	(4,561)	1,131	1,916	193	(1,321)
Charge offs	(4,401)	—	(10,347)	(644)	(15,392)
Recoveries	84	—	28	15	127
Provision	20,062	1,800	18,124	672	40,658
Ending Balance	$26,941	$5,663	$18,148	$1,554	$52,306

December 31, 2019
Beginning Balance	$6,524	$2,042	$5,259	$607	$14,432
Charge offs	(887)	—	(615)	(173)	(1,675)
Recoveries	246	—	18	1	265
Provision	9,874	690	3,765	883	15,212
Ending Balance	$15,757	$2,732	$8,427	$1,318	$28,234

During the year ended December 31, 2021, increases to the ACL were primarily related to loan growth which has outpaced the improvement in forecasted unemployment rates and other conditions related to the COVID-19 pandemic. Unemployment rates were forecasted for twelve months followed by a twelve-month straight-line reversion period. Additionally, the provision expense was impacted by net charge-offs during the period.

During the year ended December 31, 2020, increases to the ACL were primarily related to the severity of forecasted unemployment rates and ongoing developments as a result of the COVID-19 pandemic. Unemployment rates were forecasted for twelve months followed by a twelve-month straight-line reversion period. Additionally, the provision expense was impacted by loan and lease growth and net charge-offs during the period.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following table presents the average recorded investment of impaired loans and leases for each period presented and interest income recognized during the period in which the loans and leases were considered impaired.

	December 31, 2019
	Average Balance	Interest Income Recognized
Commercial & Industrial
Small Business Banking	$10,809	$137
Specialty Lending	2,249	59
Total	13,058	196
Construction & Development
Small Business Banking	722	15
Specialty Lending	—	—
Total	722	15
Commercial Real Estate
Small Business Banking	22,996	632
Specialty Lending	1,855	10
Total	24,851	642
Commercial Land
Small Business Banking	17,427	771
Total	17,427	771
Total	$56,058	$1,624

The following table represent the types of TDRs that were made during the periods presented:

	December 31, 2021
	Interest Only		Payment Deferral		Extend Amortization		Other(1)		Total TDRs(2)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end

Commercial & Industrial
Small Business Banking	—	$—	3	$6,097	1	$496	—	$—	4	$6,593
Total	—	—	3	6,097	1	496	—	—	4	6,593
Commercial Real Estate
Small Business Banking	—	—	5	6,613	—	—	1	3,124	6	9,737
Total	—	—	5	6,613	—	—	1	3,124	6	9,737
Total	—	$—	8	$12,710	1	$496	1	$3,124	10	$16,330

(1)	Includes one small business banking loan with extend amortization and a rate concession TDR.
(2)	Excludes loans accounted for under the fair value option. See Note 10. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

	December 31, 2020
	Interest Only		Payment Deferral		Extend Amortization		Other(1)		Total TDRs(2)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end

Commercial & Industrial
Small Business Banking	—	$—	6	$1,895	—	$—	1	$170	7	$2,065
Specialty Lending	—	—	—	—	2	423	—	—	2	423
Total	—	—	6	1,895	2	423	1	170	9	2,488
Construction & Development
Small Business Banking	—	—	—	—	1	1,787	—	—	1	1,787
Total	—	—	—	—	1	1,787	—	—	1	1,787
Commercial Real Estate
Small Business Banking	—	—	2	3,738	—	—	—	—	2	3,738
Specialty Lending	—	—	1	3,627	—	—	2	12,219	3	15,846
Total	—	—	3	7,365	—	—	2	12,219	5	19,584
Commercial Land
Small Business Banking	—	—	—	—	1	4,865	—	—	1	4,865
Total	—	—	—	—	1	4,865	—	—	1	4,865
Total	—	$—	9	$9,260	4	$7,075	3	$12,389	16	$28,724

(1)	Includes one small business banking interest only and rate concession TDR ($170 thousand), and two specialty lending interest only and rate concession TDRs ($12.2 million).
(2)	Excludes loans accounted for under the fair value option. See Note 10. Fair Value of Financial Instruments for additional information.

	December 31, 2019
	Interest Only		Payment Deferral		Extend Amortization		Other(1)		Total TDRs(2)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end

Commercial & Industrial
Small Business Banking	1	$348	—	$—	—	$—	—	$—	1	$348
Total	1	348	—	—	—	—	—	—	1	348
Commercial Real Estate
Small Business Banking	—	—	1	1,841	—	—	1	259	2	2,100
Total	—	—	1	1,841	—	—	1	259	2	2,100
Total	1	$348	1	$1,841	—	$—	1	$259	3	$2,448

(1)	Includes one payment deferral and rate concession TDR ($259 thousand).
(2)	Excludes loans accounted for under the fair value option. See Note 10. Fair Value of Financial Instruments for additional information.

Concessions made to improve a loan and lease’s performance have varying degrees of success. One TDR that was modified within the twelve months ended December 31, 2021 subsequently defaulted during the twelve months ended December 31, 2021. The TDR that defaulted was a Commercial Real Estate Small Business Banking loan that had previously been modified for a payment deferral and had a recorded investment of $50 thousand at December 31, 2021. No TDRs that were modified within the twelve months ended December 31, 2020 subsequently defaulted during the twelve months ended December 31, 2020. One TDR that was modified within the twelve months ended December 31, 2019 subsequently defaulted during the twelve months ended December 31, 2019. The TDR default was a commercial real estate healthcare loan that was previously modified for payment deferral and had a recorded investment of $1.8 million at December 31, 2019.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

Direct Financing Leases

The gross lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

	As of December 31,
	2021	2020

Gross direct finance lease payments receivable	$7,333	$10,629
Less - unearned interest	(998)	(1,685)
Net investment in direct financing leases	$6,335	$8,944

Future minimum lease payments receivable under direct finance leases are as follows:

As of December 31, 2021	Amount
2022	$2,495
2023	2,102
2024	1,524
2025	1,095
2026	117
Total	$7,333

Interest income of $669 thousand, $838 thousand and $991 thousand was recognized in the twelve months ended December 31, 2021, 2020 and 2019, respectively.

Operating Leases

As of December 31, 2021 and 2020, the Company had a net investment of $123.9 million and $134.5 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $163.4 million and $164.3 million and accumulated depreciation was $39.5 million and $29.8 million as of December 31, 2021 and 2020, respectively. Depreciation expense recognized on these assets for the twelve months ended December 31, 2021, 2020 and 2019 was $9.7 million, $9.8 million and $9.7 million, respectively.

Lease income of $9.5 million, $9.5 million and $9.4 million was recognized in the twelve months ended December 31, 2021, 2020 and 2019, respectively.

A maturity analysis of future minimum lease payments receivable under non-cancelable operating leases is as follows:

As of December 31, 2021	Amount
2022	$9,057
2023	9,075
2024	8,808
2025	8,935
2026	8,923
Thereafter	22,252
Total	$67,050

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Lessee Lease Arrangements

The Company has operating leases for real property, land, copiers and other equipment. These leases have remaining lease terms of 1 year to 25 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases. The Company has concluded that it is reasonably certain it will exercise the options to extend for only one lease, which was therefore recognized as part of the ROU asset and lease liability.

The Company has a finance lease for fitness equipment, and it has a remaining lease term of approximately 0.92 years. There are no options to extend or terminate this lease.

The components of lease expense are as follows:

	December 31, 2021	December 31, 2020
Operating lease cost	$635	$787
Short-term lease cost	96	87
Finance lease cost:
Amortization of right-of-use assets	3	5
Interest expense on lease liabilities	—	—
Sublease income	—	(29)
Total net lease cost	$734	$850

Supplemental disclosure for the consolidated balance sheet related to finance leases is as follows:

	December 31, 2021	December 31, 2020
Operating lease right-of-use asset	$2,228	$2,522
Operating lease liability	2,436	2,756
Finance lease right-of-use asset	4	9
Finance lease liability	4	9

The weighted average remaining lease term and weighted average discount rate for leases are as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases	12.35	12.21
Finance lease	0.92	1.92
Weighted average discount rate
Operating leases	2.74%	2.87%
Finance lease	3.10%	3.10%

A maturity analysis of operating and finance lease liabilities is as follows:

As of December 31, 2021	Operating Leases	Finance Leases
2022	$871	$4
2023	618	—
2024	237	—
2025	78	—
2026	43	—
Thereafter	1,159	—
Total lease payments	3,006	4
Less: imputed interest	(570)	—
Total lease liabilities	$2,436	$4

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

In December 2021, the Company entered into a lease agreement to rent real property for a term of 91 months with $1.1 million of future expected lease payments. There is an option to renew the lease for an additional 5 year period. As of December 31, 2021, the lease had not commenced.

Note 5. Servicing Assets

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.29 billion, $2.21 billion and $2.26 billion at December 31, 2021, 2020 and 2019, respectively.  The unpaid principal balance for all loans serviced for others was $3.30 billion, $3.21 billion and $2.97 billion at December 31, 2021, 2020 and 2019, respectively.

The following summarizes the activity pertaining to servicing rights:

	2021	2020
Balance at beginning of period	$33,918	$35,365
Additions, net	11,382	8,511
Fair value changes:
Due to changes in valuation inputs or assumptions	(982)	(1,049)
Decay due to increases in principal paydowns or runoff	(10,744)	(8,909)
Balance at end of period	$33,574	$33,918

The fair value of servicing rights was determined using a weighted average discount rate of 13.2% on December 31, 2021 and 11.7% on December 31, 2020. The fair value of servicing rights was determined using a weighted average prepayment speed of 16.2% on December 31, 2021 and 18.8% on December 31, 2020, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the consolidated statements of income.

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

Note 6. Premises and Equipment

Components of Premises and Equipment

Components of premises and equipment and total accumulated depreciation at December 31, 2021 and 2020 are as follows:

	2021	2020
Buildings	$54,746	$54,718
Land improvements	5,180	5,180
Furniture and equipment	18,683	18,032
Computers and software	8,399	6,001
Leasehold improvements	8,106	8,068
Land	8,650	8,650
Transportation	49,766	30,496
Solar panels	163,391	164,295
Deposits on fixed assets	712	20,124
Premises and equipment, total	317,633	315,564
Less accumulated depreciation	(77,437)	(56,297)
Premises and equipment, net of depreciation	$240,196	$259,267

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Deposits on fixed assets at December 31, 2021 consist primarily of software development costs and campus improvement costs. Depreciation expense for the years ended December 31, 2021, 2020 and 2019 amounted to $21.2 million, $21.6 million and $19.3 million, respectively.

Note 7. Deposits

The types of deposits at December 31, 2021 and 2020 are:

	2021	2020
Noninterest-bearing deposits	$89,279	$75,287
Interest-bearing deposits:
Interest-bearing checking	—	250,060
Money market	105,628	117,010
Savings	3,507,354	2,081,561
Time deposits	3,409,783	3,188,910
Total	7,022,765	5,637,541
Total deposits	$7,112,044	$5,712,828

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2021 and 2020 was approximately $564.8 million and $644.0 million, respectively.  At December 31, 2021 the scheduled maturities of total time deposits are as follows:

Year	Amount
2022	$1,918,843
2023	451,722
2024	271,522
2025	194,826
2026	193,730
Thereafter	379,140
Total	$3,409,783

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 8. Borrowings

Total outstanding borrowings consisted of the following:

	December 31, 2021	December 31, 2020
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$42,734	$—

In April 2020, the Company entered into the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF"). Under the PPPLF, advances must be secured by pledges of loans to small businesses originated by the Company under the U.S. Small Business Administration's 7(a) loan program titled the Paycheck Protection Program. The PPPLF accrues interest at thirty-five basis points and matures at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, ranging from April 6, 2022 to May 5, 2026, and will be accelerated on and to the extent of any 7(a) loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company shall repay the advance plus accrued interest. This $267.6 million borrowing was fully advanced at December 31, 2021.

	267,550	1,527,596

In September 2020, the Company renewed a $50.0 million revolving line of credit originally issued in 2017 with a third party correspondent bank. Subsequently on October 20, 2021, the Company renewed and increased the revolving line of credit from $50.0 million to $100.0 million and increased the term from 12 months to 36 months. The line of credit is unsecured and accrues interest at 30-day SOFR plus 1.25%, with an interest rate cap of 4.25% and an interest rate floor of 2.75%.  Payments are interest only with all principal and accrued interest due at maturity on October 10, 2024. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. The Company paid the Lender a non-refundable $750 thousand loan origination fee upon signing of the Note that will be amortized into interest expense over the life of the loan.  The Company made an advance of $8.0 million on December 20, 2021 and there is $92.0 million of available credit remaining at December 31, 2021.

	8,000	14,488
Other long term debt (1)	5	9
Total borrowings	$318,289	$1,542,093

(1)	Includes finance leases.

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $167.5 million as of December 31, 2021 and 2020. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of December 31, 2021 or 2020.

The Company has entered into a repurchase agreement with a third party for up to $5.0 million as of December 31, 2021 and 2020. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received.  The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of December 31, 2021 and 2020.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. As of December 31, 2021 and 2020, there was $2.02 billion and $2.01 billion, respectively, of potential borrowing capacity available under this agreement. There is no collateral pledged and no advances outstanding as of December 31, 2021 or 2020.

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $2.44 billion and $2.22 billion as of December 31, 2021 and 2020, respectively.   At December 31, 2021 and 2020, the Company had approximately $2.04 billion and $1.77 billion, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of December 31, 2021 or 2020.

Note 9. Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

	2021	2020	2019
Current income tax expense:
Federal	$12,774	$2,071	$1,339
State	6,211	3,222	2,625
Total current tax expense	18,985	5,293	3,964
Deferred income tax expense (benefit):
Federal	22,886	(12,946)	3,031
State	1,922	(4,501)	(1,564)
Total deferred tax expense (benefit)	24,808	(17,447)	1,467
Income tax expense (benefit), as reported	$43,793	$(12,154)	$5,431

Reported income tax expense (benefit) differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% in 2021, 2020 and 2019 to income before income taxes as follows:

	2021	2020	2019
Income tax expense computed at the statutory rate	$44,266	$9,952	$4,928

State income tax expense (benefit) , net of federal	6,426	(1,009)	838
Stock-based compensation expense	(4,689)	(17,489)	443
Decrease in taxes due to investment tax credit	(3,392)	—	(1,561)
Net operating loss carryback arising from CARES Act	—	(3,732)	—
Other	1,182	124	783
Total income tax expense (benefit)	$43,793	$(12,154)	$5,431

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Components of deferred tax assets and liabilities are as follows:

	2021	2020
Deferred tax assets:
Mark to market on loans held for sale	$24,213	$25,107
Allowance for loan and lease losses	19,918	19,311
Stock-based compensation expense	3,720	1,805
Deferred loan fees and costs, net	3,388	6,535
Accrued expenses	2,247	2,487
Operating lease liabilities	584	661
Goodwill and intangibles	71	278
Tax credit carryforwards	—	21,892
Other	1,474	1,036
Total deferred tax assets	55,615	79,112

Deferred tax liabilities:
Premises and equipment	41,038	39,847
Net unrealized gains on equity securities	12,282	4,386
Net unrealized losses on equity method investments	10,991	11,417
Unguaranteed loan discount	6,171	12,612
Net unrealized gains on securities available for sale	614	6,792
Operating lease right-of-use assets	534	605
Other	—	843
Total deferred tax liabilities	71,630	76,502
Net deferred tax (liability) asset	$(16,015)	$2,610

The Company assesses the realizability of deferred tax assets at each reporting period and considers whether it is more likely than not that a deferred tax asset will not be realized. The realization of a deferred tax asset is dependent upon the generation of future taxable income during periods in which the related temporary difference becomes deductible or realizable prior to its expiration. The Company considers projected future taxable income, scheduled reversal of deferred tax liabilities, cessation of investing in renewable energy assets that generate investment tax credits and tax planning strategies in making this assessment. Based on these considerations, management believes it is more likely than not that the deferred tax assets will be realized.

The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement or balance sheet for the years ended December 31, 2021, 2020 and 2019. The Company files a consolidated income tax return in the U.S. federal tax jurisdiction.

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The table below provides a rollforward of the Level 3 equity warrant asset fair values.

	Twelve months ended December 31,
Equity Warrant Assets	2021	2020
Balance at beginning of period	$908	$570
Issuances	229	203
Net gains on derivative instruments	1,088	168
Settlements	(553)	(33)
Balance at end of period	$1,672	$908

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2021	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$10,637	$—	$10,637	$—
Mortgage-backed securities	889,339	—	889,339	—
Municipal bonds[1]	3,576	—	3,480	96
Other debt securities	2,500	—	2,500	—
Loans held for sale	25,310	—	—	25,310
Loans held for investment	645,201	—	—	645,201
Servicing assets[2]	33,574	—	—	33,574
Mutual fund	2,379	—	2,379	—
Equity warrant assets	1,672	—	—	1,672
Total assets at fair value	$1,614,188	$—	$908,335	$705,853

December 31, 2020	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$15,919	$—	$15,919	$—
Mortgage-backed securities	730,454	—	730,454	—
Municipal bonds[1]	3,725	—	3,629	96
Loans held for sale	36,111	—	—	36,111
Loans held for investment	815,374	—	—	815,374
Servicing assets[2]	33,918	—	—	33,918
Mutual fund	2,351	—	2,351	—
Equity warrant assets	908	—	—	908
Total assets at fair value	$1,638,760	$—	$752,353	$886,407

1

During the year ended December 31, 2021, the Company recorded a principal paydown of $1 thousand and a fair value adjustment gain of $1 thousand. During the year ended December 31, 2020, the Company recorded a fair value adjustment gain of $4 thousand.

2	See Note 5 for a rollforward of recurring Level 3 fair values for servicing assets.

Fair Value Option

The Company has historically elected to account for retained participating interests of all government guaranteed loans under the fair value option in order to align the accounting presentation with the Company’s viewpoint of the economics of the loans. Interest income on loans accounted for under the fair value option is recognized in loans and fees on loans on the Company’s consolidated statements of income. Beginning in the first quarter of 2021, the Company chose not to elect fair value for all retained participating interests arising from new government guaranteed loan sales.  Not electing fair value generally results in a larger discount being recorded on the date of the sale. This discount is subsequently accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with accounting standards, any loans for which fair value was previously elected will continue to be measured as such. There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at December 31, 2021 or 2020. The unpaid principal balance of unguaranteed exposure for nonaccruals was $6.9 million at December 31, 2021 and 2020.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at December 31, 2021 and December 31, 2020.

	December 31, 2021
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$25,310	$26,831	$(1,521)	$—	$—	$—	$—	$—	$—
Loans held for investment	645,201	666,066	(20,865)	38,262	42,841	(4,579)	24,057	25,633	(1,576)
	$670,511	$692,897	$(22,386)	$38,262	$42,841	$(4,579)	$24,057	$25,633	$(1,576)

	December 31, 2020
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$36,111	$38,135	$(2,024)	$—	$—	$—	$—	$—	$—
Loans held for investment	815,374	845,082	(29,708)	35,499	39,318	(3,819)	25,532	28,741	(3,209)
	$851,485	$883,217	$(31,732)	$35,499	$39,318	$(3,819)	$25,532	$28,741	$(3,209)

The following table presents the net gains (losses) from changes in fair value.

	Twelve Months Ended December 31,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2021	2020
Loans held for sale	$502	$232
Loans held for investment	3,755	(13,315)
	$4,257	$(13,083)

Losses related to borrower-specific credit risk were $1.5 million and $5.6 million for the twelve months ended December 31, 2021 and 2020, respectively.

The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Twelve Months Ended December 31,
Loans held for sale	2021	2020
Balance at beginning of period	$36,111	$16,198
Repurchases & Issuances	—	35,275
Fair value changes	502	232
Sales	—	(6,082)
Settlements	(11,303)	(9,512)
Balance at end of period	$25,310	$36,111

	Twelve Months Ended December 31,
Loans held for investment	2021	2020
Balance at beginning of period	$815,374	$824,520
Repurchases & Issuances	37,159	173,280
Fair value changes	3,755	(13,315)
Settlements	(211,087)	(169,111)
Balance at end of period	$645,201	$815,374

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

December 31, 2021	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$1,567	$—	$—	$1,567
Foreclosed assets	620	—	—	620
Total assets at fair value	$2,187	$—	$—	$2,187

December 31, 2020	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$4,159	$—	$—	$4,159
Foreclosed assets	4,155	—	—	4,155
Long-lived asset held for sale	8,874	8,874	—	—
Equity security investment with a non-readily determinable fair value	25,367	—	25,367	—
Total assets at fair value	$42,555	$8,874	$25,367	$8,314

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Level 3 Analysis

For Level 3 assets and liabilities measured at fair value as of December 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2021

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$96	Discounted expected cash flows	Discount rate Prepayment speed	4.8% 5.0%
Loans held for sale	$25,310	Discounted expected cash flows	Discount rate Prepayment speed	6.2% to 21.9% WAVG 17.4%
Loans held for investment	$645,201	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 70.2% (WAVG 1.5%) 6.2% to 21.9% WAVG 17.4% 10.0% to 85.0%
Equity warrant assets	$1,672	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	26.2-88.2% 1.26% to 1.52% 20.0% 4 - 10 years
Non-recurring fair value
Collateral-dependent loans	$1,567	Discounted appraisals	Appraisal adjustments (1)	10.0% to 99.0%
Foreclosed assets	$620	Discounted appraisals	Appraisal adjustments (1)	9.0% to 10.0%

December 31, 2020

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$96	Discounted expected cash flows	Discount rate Prepayment speed	4.3% 5.0%
Loans held for sale	$36,111	Discounted expected cash flows	Discount rate Prepayment speed	4.2% to 18.5% WAVG 19.0%
Loans held for investment	$815,374	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 73.2% (WAVG 1.5%) 4.2% to 18.5% WAVG 19.0% 10.0% to 83.0%
Equity warrant assets	$908	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	26.5-87.1% 0.36% to 0.93% 20.0% 5 - 10 years
Non-recurring fair value
Collateral-dependent loans	$4,159	Discounted appraisals	Appraisal adjustments (1)	10.0% to 83.0%
Foreclosed assets	$4,155	Discounted appraisals	Appraisal adjustments (1)	10.0% to 20.0%
(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

December 31, 2021	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$187,203	$187,203	$—	$—	$187,203
Federal funds sold	16,547	16,547	—	—	16,547
Certificates of deposit with other banks	4,750	4,930	—	—	4,930
Loans held for sale	1,091,209	—	—	1,197,307	1,197,307
Loans and leases held for investment, net of allowance for credit losses on loans and leases	4,812,477	—	—	4,958,875	4,958,875
Financial liabilities
Deposits	7,112,044	—	6,942,512	—	6,942,512
Borrowings	318,289	—	—	312,036	312,036
December 31, 2020	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$297,167	$297,167	$—	$—	$297,167
Federal funds sold	21,153	21,153	—	—	21,153
Certificates of deposit with other banks	6,500	6,906	—	—	6,906
Loans held for sale	1,139,359	—	—	1,235,122	1,235,122
Loans and leases held for investment, net of allowance for credit losses on loans and leases	4,277,250	—	—	4,366,489	4,366,489
Financial liabilities
Deposits	5,712,828	—	5,711,781	—	5,711,781
Borrowings	1,542,093	—	—	1,542,171	1,542,171

Note 11. Commitments and Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

On March 12, 2021, a purported class action was filed against the Company in the United States District Court for the Eastern District of North Carolina, Joseph McAlear, individually and on behalf of all others similarly situated v. Live Oak Bancshares, Inc. et al.  The complaint alleges the existence of an agreement between the Company, nCino, Inc. and Apiture, LLC in which those companies purportedly sought to restrain the mobility of employees in violation of antitrust laws by agreeing not to solicit or hire each other’s employees.  The complaint alleges violations of Section 1 of the federal Sherman Act (15 U.S.C. § 1) and violations of Sections 75-1 and 75-2 of the North Carolina General Statutes.  The plaintiff seeks monetary damages, including treble damages, entitlement to restitution, disgorgement, attorneys’ fees, and pre- and post-judgment interest.  On October 12, 2021, the Company reached an agreement to settle the case with a proposed class of all persons (with certain exclusions) employed by the Company or its wholly owned subsidiary, Live Oak Banking Company, Apiture, Inc. or nCino, Inc. in North Carolina at any time from January 27, 2017, through March 31, 2021.  In the agreement, the Company agreed to pay $3.9 million which was included in other liabilities as of December 31, 2021.  On October 13, 2021, the plaintiff filed a motion for preliminary approval of the settlement, and the court granted such preliminary approval by order entered on November 23, 2021.  The court set a hearing for April 25, 2022, at which final approval of the settlement will be considered.

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

	December 31, 2021	December 31, 2020
Commitments to extend credit	$2,634,387	$2,054,910
Standby letters of credit	10,753	22,913
Total unfunded off-balance sheet credit risk	$2,645,140	$2,077,823

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

As of December 31, 2021 and 2020, the Company had unfunded commitments to provide capital contributions for on-balance sheet instruments in the amount of $10.4 million and $15.8 million, respectively.

Concentrations of Credit Risk

The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained exposure exceeds $15.0 million, except for thirty relationships that have a retained unguaranteed exposure of $748.3 million of which $356.7 million of the unguaranteed exposure has been disbursed.

Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $67.1 million, of which $20.6 million is due from one relationship.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.

Note 12. Benefit Plans

Defined Contribution Plan

The Company maintains an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees.  Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Company makes certain matching contributions and may make additional contributions at the discretion of the board of directors. Company expense relating to the plan for the years ended December 31, 2021, 2020 and 2019 amounted to $4.4 million, $3.9 million and $3.0 million, respectively.

Flexible Benefits Plan

The Company maintains a Flexible Benefits Plan which covers substantially all employees. Participants may set aside pre-tax dollars to provide for future expenses such as dependent care.

Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (“2014 ESPP”) on October 8, 2014. On May 24, 2016, the 2014 ESPP was amended and the Amended and Restated Employee Stock Purchase Plan became effective (“ESPP”), within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under this plan, eligible employees are able to purchase available shares with post-tax dollars as of the grant date. In order for employees to be eligible to participate in this plan they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand in fair market value per employee per calendar year. Options to purchase shares under the ESPP are granted at a 15% discount to fair market value. Expense recognized in relation to the ESPP was $118 thousand, $92 thousand and $77 thousand for fiscal years 2021, 2020 and 2019, respectively.

Stock Option Plans

On March 20, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan which replaced the previously existing Amended Incentive Stock Option Plan and Nonstatutory Stock Option Plan. Subsequently on May 24, 2016 and May 15, 2018, the 2015 Omnibus Stock Incentive Plan was amended and restated to authorize awards covering a maximum of 7,000,000 and  8,750,000 common voting shares, respectively.  On May 11, 2021, the Amended and Restated 2015 Omnibus Stock Incentive Plan was amended to authorize awards covering a maximum of 10,750,000 common voting shares.  Options or restricted shares granted under the Amended and Restated 2015 Omnibus Stock Incentive Plan (the “Plan”) expire no more than 10 years from date of grant. Exercise prices under the Plan are set by the Board of Directors at the date of grant but shall not be less than 100% of fair market value of the related stock at the date of the grant. Options vest over a minimum of three years from the date of the grant.  Forfeitures are recognized as they occur.

Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the years ended December 31, 2021, 2020 and 2019 the Company recognized $1.3 million, $1.5 million and $1.6 million in compensation expense for stock options, respectively.

Stock option activity under the Plan during the year ended December 31, 2021 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,877,762	$11.78
Exercised	(767,988)	9.89
Forfeited	(47,093)	16.31
Outstanding at December 31, 2021	1,062,681	$12.94	3.26	$79,010,231
Exercisable at December 31, 2021	679,831	$11.72	3.05	$51,374,053

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following is a summary of non-vested stock option activity for the Company for the years ended December 31, 2021, 2020 and 2019.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	1,839,830	$4.60
Vested	(288,394)	4.20
Forfeited	(66,040)	3.50
Non-vested at December 31, 2019	1,485,396	4.73
Vested	(387,867)	3.05
Forfeited	(74,893)	4.52
Non-vested at December 31, 2020	1,022,636	5.38
Vested	(592,693)	4.35
Forfeited	(47,093)	7.28
Non-vested at December 31, 2021	382,850	$6.75

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $46.3 million, $15.9 million and $785 thousand, respectively.

At December 31, 2021, unrecognized compensation costs relating to stock options amounted to $803 thousand which will be recognized over a weighted average period of 0.77 years.

There were no options granted in 2021, 2020 or 2019.

Restricted Stock Plan

In 2010, the Company adopted a Restricted Stock Plan. Under this plan, a total of 1,350,000 shares of Common Stock were available for issuance to eligible employees.  Restricted stock grants vest in equal installments ranging from immediate vesting to over a seven year period from the date of the grant. Under the 2015 Omnibus Stock Incentive Plan, which replaced the previously existing Restricted Stock Plan, during 2019, 164,828 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $17.00, and 500,000 restricted stock units had market price conditions or non-market-related performance criteria restrictions at a weighted average grant date fair value of $8.81. During 2020, 586,132 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $17.78. The vesting of these grants was time based and had no market price conditions.  During 2021, 1,329,508 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $58.19, of which the vesting of all grants was time based.

The fair value of each restricted stock unit is based on the market value of the Company’s stock on the date of the grant. Restricted stock awards are authorized in the form of restricted stock awards or units (“RSUs”) and restricted stock awards or units with a market price condition (“Market RSUs”).

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

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

The following is a summary of non-vested RSU stock activity for the Company for the year ended December 31, 2021.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	889,839	$18.94
Granted	1,329,508	58.19
Vested	(182,272)	18.77
Forfeited	(129,562)	21.77
Non-vested at December 31, 2021	1,907,513	$46.12

During 2020 and 2019, the Company granted 586,132 and 164,828 RSUs, respectively.  The weighted average grant date fair value for RSUs granted in 2020 and 2019 were $17.78 and $17.00, respectively.

For the years ended December 31, 2021, 2020 and 2019 the Company recognized $11.4 million, $3.5 million and $2.2 million in compensation expense for RSUs, respectively.

At December 31, 2021, unrecognized compensation costs relating to RSUs amounted to $77.3 million which will be recognized over a weighted average period of 4.69 years.

The following is a summary of non-vested Market RSU stock activity for the Company for the year ended December 31, 2021.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	583,500	$8.38	[1]
Vested	(575,500)	7.62
Forfeited	(8,000)	6.76
Non-vested at December 31, 2021	—	$—

1 Adjusted for modification in 2019, as described below.

During 2019, the Company granted 500,000 Market RSUs with a weighted average grant date fair value of $8.81, as modified.

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

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $4.2 million, $9.7 million and $7.9 million respectively, in compensation expense for Market RSUs. For the year ended December 31, 2021, 575,500 Market RSUs met the performance stock price conditions for the $45.00, $48.00, $50.00 and $55.00 stock price for twenty consecutive days.  The remaining expense of $3.7 million was fully recognized due to the accelerated vesting.  For the year ended December 31, 2020, 2,513,233 Market RSUs met the performance stock price conditions for the $34.00, $35.00, $38.00 and $40.00 stock price for twenty consecutive days. The remaining expense of $2.4 million was fully recognized due to the accelerated vesting.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

There were no remaining Market RSUs at year end December 31, 2021.

Employee Incentive Compensation

The Company has an incentive compensation framework whereby full-time employees are eligible to receive an annual cash bonus payment plus the opportunity for an annual long-term incentive (“LTI”) equity grant in the form of RSUs.  Both cash bonus and LTI equity grants are based on each individual’s base pay and overall Company performance. LTI grants are also influenced by each individual’s tiered target as a percent of base pay.  Total expenses related to the cash bonus for employees were $7.7 million, $6.7 million and $7.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.  In addition, for the years ended December 31, 2021 and 2020, the Company paid a discretionary special bonus of $4.0 million and $7.2 million, respectively, to full-time employees.

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

Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the PPPLF and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPPLF from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPPLF will be included. Accordingly, the Company’s PPP loans are excluded from the calculation of the leverage ratio as of December 31, 2021 and 2020.

Based on the most recent notification from the Federal Deposit Insurance Corporation, the Bank is well capitalized under the regulatory framework for prompt corrective action. As of December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they are subject and were not aware of any conditions or events that would change each entity’s well capitalized status.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Capital amounts and ratios as of December 31, 2021 and 2020, are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2021
Common Equity Tier 1
(to Risk-Weighted Assets)	$689,367	12.38%	$250,619	4.50%	N/A	N/A
Total Capital
(to Risk-Weighted Assets)	$753,691	13.53%	$445,544	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$689,367	12.38%	$334,158	6.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$689,367	8.87%	$310,902	4.00%	N/A	N/A
Bank - December 31, 2021
Common Equity Tier 1
(to Risk-Weighted Assets)	$640,652	12.05%	$239,201	4.50%	$345,512	6.50%
Total Capital
(to Risk-Weighted Assets)	$704,976	13.26%	$425,246	8.00%	$531,557	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$640,652	12.05%	$318,934	6.00%	$425,246	8.00%
Tier 1 Capital
(to Average Assets)	$640,652	8.32%	$307,931	4.00%	$384,914	5.00%
Consolidated - December 31, 2020
Common Equity Tier 1
(to Risk-Weighted Assets)	$521,568	12.15%	$193,172	4.50%	N/A	N/A
Total Capital
(to Risk-Weighted Assets)	$574,621	13.39%	$343,417	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$521,568	12.15%	$257,563	6.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$521,568	8.40%	$248,417	4.00%	N/A	N/A
Bank - December 31, 2020
Common Equity Tier 1
(to Risk-Weighted Assets)	$470,069	11.25%	$188,012	4.50%	$271,573	6.50%
Total Capital
(to Risk-Weighted Assets)	$522,305	12.50%	$334,243	8.00%	$417,804	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$470,069	11.25%	$250,683	6.00%	$334,243	8.00%
Tier 1 Capital
(to Average Assets)	$470,069	7.60%	$247,288	4.00%	$309,110	5.00%

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 14. Transactions with Related Parties

The Company has entered into transactions with its directors, officers, significant shareholders, their affiliates, and equity method investments (“related parties”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal risk or present other unfavorable features.

During the year ended December 31, 2021, $1.9 million of related party loans were originated with $2.1 million repayments, resulting in $1.9 million of related party loans as of December 31, 2021.  During the year ended December 31, 2020, $2.1 million of related party loans were originated with no repayments resulting in $2.1 million of related party loans as of December 31, 2020.

Deposits from related parties held by the Company as of December 31, 2021 and 2020 amounted to $40.3 million and $40.6 million, respectively.

The Company has an investment in Finxact, Inc. (“Finxact”), a developer of core processing software and services for the banking industry, which is included in other assets in the consolidated balance sheets with a balance of $5.1 million and $1.4 million as of December 31, 2021 and 2020, respectively.  As of December 31, 2021, the Company held approximately 15.1% of Finxact on a fully diluted basis in the form of both voting and non-voting equity, including approximately 5.0% voting control.  This investment is accounted for as an equity method investment due to the Company's ability to exercise significant influence over financial and operating policies of Finxact.  Directors and officers of the Company and their affiliates collectively own approximately 6.4% of Finxact on a fully diluted basis in the form of non-voting equity as of December 31, 2021. During 2021, 2020 and 2019, the Company paid $1.6 million, $1.1 million and $24 thousand, respectively, for core processor services.

The Company has an investment in Payrailz, LLC (“Payrailz”), an entity that provides digital payment services and solutions to the financial services industry, which is included in other assets in the consolidated balance sheets with no balance as of December 31, 2021 and 2020.  As of December 31, 2021, the Company holds approximately 13.6% of Payrailz on a fully diluted basis in the form of voting equity.  This investment is accounted for as an equity method investment due to the Company's ability to exercise significant influence over financial and operating policies of Payrailz.  Certain officers and directors of the Company collectively own approximately 3.7% of Payrailz on a fully diluted basis in the form of voting equity as of December 31, 2021. No payments were made for the year ended December 31, 2021 and 2020. During 2019, the Company paid $250 thousand for digital payment services.

The Bank’s digital banking investment in Apiture is included in other assets in the consolidated balance sheets and had a balance of $52.3 million and $53.3 million as of December 31, 2021 and 2020, respectively.  As of December 31, 2021, the Company holds approximately 32.5% of Apiture on a fully diluted basis in the form of voting equity. This investment is accounted for as an equity method investment due to the Company's ability to exercise significant influence over financial and operating policies of Apiture. During the years ended December 31, 2021, 2020 and 2019, the Company paid $1.2 million, $377 thousand and $524 thousand, respectively, for professional services.  During 2021, 2020 and 2019, the Company recognized income of $601 thousand, $782 thousand and $446 thousand, respectively, for shared services and rent.

The Company has an investment in Canapi Ventures Fund, L.P. (“The Fund”), an investment fund which centers around early to growth stage financial technology companies. During 2021 and 2020, $237 thousand and $507 thousand of the original $1.8 million commitment was invested, respectively. The Fund is included in other assets in the consolidated balance sheets with a balance of $2.4 million and $1.7 million as of December 31, 2021 and 2020, respectively.  The Fund is accounted for as an equity method investment.

The Company has an investment in Canapi Ventures SBIC Fund, L.P. (“The SBIC Fund”), an investment fund which centers around early to growth stage financial technology companies.  During 2021 and 2020, $4.5 million and $3.4 million of the original $15.2 million commitment was invested, respectively. The SBIC Fund is included in other assets in the consolidated balance sheets with a balance of $19.4 million and $14.8 million as of December 31, 2021 and 2020, respectively. The SBIC Fund is accounted for as an equity method investment.

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

During the years ended December 31, 2021 and 2020, the Company invested $1.3 million and $2.5 million, respectively, in Cape Fear Collective Impact Opportunity 1, LLC (“Cape Fear Collective”), which serves as a special purpose vehicle to purchase a portfolio of residential homes available for sale in the community. This investment is included in other assets in the consolidated balance sheet with a balance of $4.0 million and $2.5 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company holds approximately 99.0% of Cape Fear Collective’s membership units, however, these units do not provide the Company with substantive participating rights to make financial or operating decisions that are made in the ordinary course of business. Accordingly, this investment is accounted for as an equity method investment.

During the year ended December 31, 2020, the Company committed to invest $3.9 million in Green Sun Tenant LLC (“Green Sun”), a solar income tax credit project. During the years ended December 31, 2021 and 2020, $2.9 million and $980 thousand of the commitment was invested, respectively. This investment is included in other assets in the consolidated balance sheet with a balance of $708 thousand and $3.9 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company holds approximately 99.0% of Green Sun. This investment is an unconsolidated VIE accounted for as an equity method investment. See Note 1. Organization and Summary of Significant Accounting Policies for additional information.

Note 15. Significant Equity Method Investments

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must assess whether any of its equity method investments are significant equity method investments. In evaluating the significance of these investments, the Company performed the income test, the investment test and the asset test described in S-X 3-05 and S-X 1-02(w). Rule 3-09 of Regulation S-X requires separate audited financial statements of an equity method investee in an annual report if either the income or investment test exceeds 20%.  As of December 31, 2021, 2020 and 2019, none of our investments were considered a significant subsidiary under Rule 3-09.  Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%. Under the income test, the Company’s proportionate share of its equity method investees' aggregated net losses exceeded the applicable threshold of 10% and is accordingly required to provide summarized financial information for these investees for all periods presented in this Form 10-K.

The following table provides summarized balance sheet information for the Company’s combined equity method investments as of December 31, 2021 and 2020. The Company’s equity method investments are included in the other assets line on the consolidated balance sheet and are largely concentrated in new or emerging financial service technology companies.

	As of December 31,
Balance sheet data	2021	2020
Current assets	$90,629	$67,843
Noncurrent assets	776,171	285,018
Total assets	$866,800	$352,861

Current liabilities	$37,730	$64,019
Noncurrent liabilities	14,052	17,151
Total liabilities	51,782	81,170
Equity interests	815,018	271,691
Total liabilities and equity	$866,800	$352,861

The following table provides summarized income statement information for the Company’s combined equity method investments for the years ended December 31, 2021, 2020 and 2019.

	Years ended December 31,
Summary of operations	2021	2020	2019
Total revenues	$79,016	$68,038	$56,928

Net income (loss)	215,792	(68,406)	(30,367)

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

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

Fintech - This segment is involved in making strategic investments into emerging financial technology companies.  The primary sources of revenue for this segment are principally gains and losses on equity method and equity security investments and management fees.  The Fintech segment is comprised of the Company's direct wholly owned subsidiaries Live Oak Ventures and Canapi Advisors, and the investments held by those entities, as well as the Bank's investment in Apiture.

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

	Banking	Fintech	Other	Consolidated
As of and for the year ended December 31, 2021
Interest income	$360,986	$201	$26	$361,213
Interest expense	63,119	—	1,309	64,428
Net interest income	297,867	201	(1,283)	296,785
Provision for loan and lease credit losses	15,210	—	—	15,210
Noninterest income	114,363	43,141	2,696	160,200
Noninterest expense	215,819	5,395	9,773	230,987
Income tax expense (benefit)	35,539	10,280	(2,026)	43,793
Net income (loss)	$145,662	$27,667	$(6,334)	$166,995
Total assets	$8,053,212	$121,889	$38,292	$8,213,393
As of and for the year ended December 31, 2020
Interest income	$288,305	$—	$103	$288,408
Interest expense	93,313	—	372	93,685
Net interest income	194,992	—	(269)	194,723
Provision for loan and lease credit losses	40,658	—	—	40,658
Noninterest income	77,512	6,567	1,921	86,000
Noninterest expense	181,555	5,510	5,611	192,676
Income tax (benefit) expense	(7,171)	2,989	(7,972)	(12,154)
Net income (loss)	$57,462	$(1,932)	$4,013	$59,543
Total assets	$7,767,013	$83,946	$21,344	$7,872,303
As of and for the year ended December 31, 2019
Interest income	$227,776	$30	$174	$227,980
Interest expense	88,052	—	(154)	87,898
Net interest income	139,724	30	328	140,082
Provision for loan and lease credit losses	15,067	—	145	15,212
Noninterest income	64,034	(2,436)	1,921	63,519
Noninterest expense	152,227	7,078	5,619	164,924
Income tax expense (benefit)	6,803	(1,218)	(154)	5,431
Net income (loss)	$29,661	$(8,266)	$(3,361)	$18,034
Total assets	$4,724,537	$82,355	$5,936	$4,812,828

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 17. Parent Company Only Financial Statements

The following balance sheets, statements of income and statements of cash flows are for Live Oak Bancshares, Inc.

Balance Sheets

	As of December 31,
	2021	2020
Assets
Cash and cash equivalents	$10,635	$11,209
Investment in subsidiaries	723,803	543,740
Other assets	40,149	30,816
Total assets	$774,587	$585,765

Liabilities and Shareholders' Equity
Borrowings	$50,734	$14,488
Other liabilities	8,720	3,427
Total liabilities	59,454	17,915

Shareholders' equity:
Common stock	312,294	310,619
Retained earnings	400,893	235,724
Accumulated other comprehensive income	1,946	21,507
Total equity	715,133	567,850
Total liabilities & shareholders' equity	$774,587	$585,765

Statements of Income

	Years ended December 31,
	2021	2020	2019
Interest income	$25	$91	$236
Interest expense	1,309	372	—
Net interest (loss) income	(1,284)	(281)	236
Noninterest income:
Other noninterest income	716	252	140
Total noninterest income	716	252	140
Noninterest expense:
Salaries and employee benefits	5,120	17,250	12,408
Professional services expense	679	750	825
Renewable energy tax credit investment impairment	—	—	602
Other expense	789	1,167	999
Total noninterest expense	6,588	19,167	14,834
Net loss before equity in undistributed income of subsidiaries	(7,156)	(19,196)	(14,458)
Income tax benefit	(1,615)	(7,785)	(27)
Net loss	(5,541)	(11,411)	(14,431)
Equity in undistributed income of subsidiaries in excess of dividends from subsidiaries	172,536	70,954	32,465
Net income attributable to Live Oak Bancshares, Inc.	$166,995	$59,543	$18,034

Live Oak Bancshares, Inc.

Notes to Consolidated Financial Statements

Statements of Cash Flows

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$166,995	$59,543	$18,034
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries in excess of dividends of subsidiaries	(172,536)	(70,954)	(32,465)
Equity in subsidiary tax withholding related to vesting of restricted stock and other	2,679	43,507	—
Deferred income tax	30,070	1,163	(790)
Renewable energy tax credit investment impairment	—	—	602
Stock option based compensation expense	1,379	1,594	1,723
Restricted stock expense	15,572	13,146	10,025
Business combination contingent consideration fair value adjustments	99	163	—
Net change in other assets	(23,388)	(6,706)	7,100
Net change in other liabilities	(10,821)	(525)	1,417
Net cash provided by operating activities	10,049	40,931	5,646
Cash flows from investing activities
Capital investment in subsidiaries	(26,407)	(6,354)	(1,109)
Business combination, net of cash acquired	—	(895)	—
Net cash used in investing activities	(26,407)	(7,249)	(1,109)
Cash flows from financing activities
Proceeds from borrowings	57,675	70,000	—
Repayments of borrowings	(21,429)	(55,512)	(1,441)
Stock option exercises	4,158	3,069	508
Employee stock purchase program	670	520	437
Withholding cash issued in lieu of restricted stock and other	(19,151)	(49,229)	(409)
Repurchase and retirement of shares	(953)	—	—
Shareholder dividend distributions	(5,186)	(4,906)	(4,827)
Net cash provided by (used in) financing activities	15,784	(36,058)	(5,732)
Net change in cash and cash equivalents	(574)	(2,376)	(1,195)
Cash and cash equivalents at beginning of year	11,209	13,585	14,780
Cash and cash equivalents at end of year	$10,635	$11,209	$13,585

Note 18. Subsequent Event

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and determined that the following events required disclosure:

On February 7, 2022, Fiserv, Inc., (“Fiserv”) announced it had entered into a definitive agreement to acquire Finxact, Inc. (“Finxact”).  Live Oak Ventures, Inc., a wholly owned subsidiary of Live Oak Bancshares, Inc., (the “Company”) has an investment in Finxact.  Under the terms of the agreement, Fiserv will acquire the ownership interests in Finxact that it does not currently own, including the Company’s interest (the “Transaction”).  The closing of the Transaction is subject to customary approvals and closing conditions.   If the Transaction is successfully closed, the Company anticipates realizing an estimated pre-tax gain of approximately $115 million.

On January 27, 2022, the Company entered into an agreement to purchase real estate for a price of $18.3 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Dixon Hughes Goodman LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K and has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2021. This report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9B.	OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders (the “Proxy Statement”), under the headings “Proposal 1:  Election of Directors,” “Qualifications of Directors,” “Code of Ethics and Conflict of Interest Policy,” “Director Relationships,” “Committees of the Board or Directors,” “Executive Officers,” “Report of the Audit and Risk Committee,” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.  The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2021 fiscal year.

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

The Independent Registered Public Accounting Firm is Dixon Hughes Goodman LLP (Public Company Accounting Oversight Board Firm ID No. 57) located in Raleigh, North Carolina.

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

4.3	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 of the annual report on Form 10-K, filed on February 27, 2020)

10.1	2008 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the registration statement on Form S-1, filed on June 19, 2015) #

10.2.1	2008 Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-1, filed on June 19, 2015) #

10.2.2	Amendment to 2008 Nonstatutory Stock Option Plan effective July 1, 2019 (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q, filed on August 6, 2019) #

10.3	Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed on May 12, 2021) #

10.4.1	2015 Omnibus Stock Incentive Plan as Amended and Restated effective May 24, 2016 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 27, 2016) #

10.4.2	Amendment to 2015 Omnibus Stock Incentive Plan dated May 15, 2018 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 18, 2018) #

10.4.3	Amendment to 2015 Omnibus Stock Incentive Plan dated May 11, 2021 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 12, 2021) #

10.5.1

Software Service Agreement between Live Oak Banking Company and nCino, LLC, dated November 1, 2012 (incorporated by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 19, 2015)

10.5.2	Amendment to Software Service Agreement dated October 9, 2015, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.7.2 of the 2015 10-K)

10.5.3	Amendment to Software Service Agreement dated September 5, 2018, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.5.3 of the 2021 10-K)

10.5.4	Amendment to Software Service Agreement dated September 21, 2018, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.5.4 of the 2021 10-K)

10.5.5	Renewal Amendment to Software Service Agreement dated January 18, 2019, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.5.3 of the 2018 10-K)

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

10.5.9	Amendment to Software Service Agreement dated December 1, 2020, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.5.9 of the 2021 10-K)

10.5.10	Amendment to Software Service Agreement dated January 13, 2021, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.5.10 of the 2021 10-K)

10.5.11	Amendment to Software Service Agreement dated January 15, 2021, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.5.11 of the 2021 10-K)

10.5.12	Amendment to Software Service Agreement dated January 23, 2021, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.5.12 of the 2021 10-K)

10.5.13	Amendment to Software Service Agreement dated January 28, 2021, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.5.13 of the 2021 10-K)

10.5.14	Amendment to Software Service Agreement dated February 23, 2021, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.5.14 of the 2021 10-K)

10.5.15

Amendment to Software Service Agreement dated March 8, 2021, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.1.1 of the quarterly report on Form 10-Q, filed on May 5, 2021)

10.5.16

Amendment to Software Service Agreement dated April 6, 2021, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.1.2 of the quarterly report on Form 10-Q, filed on May 5, 2021)

10.5.17

Amendment to Software Service Agreement dated May 21, 2021, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.1.1 of the quarterly report on Form 10-Q, filed on August 4, 2021)

10.5.18

Amendment to Software Service Agreement dated June 11, 2021, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.1.2 of the quarterly report on Form 10-Q, filed on August 4, 2021)

10.5.19

Amendment to Software Service Agreement dated July 23, 2021, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.1.3 of the quarterly report on Form 10-Q, filed on August 4, 2021)

10.5.20	Amendment to Software Service Agreement dated November 4, 2021, between Live Oak Banking Company and nCino, Inc.*

10.6.1	Form of Stock Option Award Agreement for executive officers under the 2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the 2015 10-K) #

10.6.2	RSU Award Agreement for M. Huntley Garriott, Jr. (incorporated by reference to Exhibit 10.6.10 of the 2018 10-K) #

10.6.3	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 14, 2020) #

10.6.4	Form of 2021 RSU Award Agreement for non-employee directors (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed on November 3, 2021) #

10.6.5	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.2 of the current report on Form 8-K filed on February 24, 2021) #

10.6.6	RSU Award Agreement for M. Huntley Garriott, Jr. (incorporated by reference to Exhibit 99.3 of the current report on Form 8-K filed on February 24, 2021) #

10.6.7	RSU Award Agreement for William C. Losch, III (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q filed on November 3, 2021) #

10.6.8	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 18, 2022) #

21.1	Subsidiaries of the Registrant*

23.1	Consent of the Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a document being filed with this Form 10-K.
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

Live Oak Bancshares, Inc.
(Registrant)

Date: February 24, 2022	By:	/s/ James S. Mahan III
James S. Mahan III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date
/s/ James S. Mahan III
James S. Mahan III	February 24, 2022
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ William C. Losch III
William C. Losch III	February 24, 2022
Chief Financial Officer
(Principal Financial Officer)

/s/ J. Wesley Sutherland
J. Wesley Sutherland	February 24, 2022
Chief Accounting Officer
(Principal Accounting Officer)

/s/ William L. Williams III
William L. Williams III	February 24, 2022
Vice Chairman of the Board of Directors

/s/ Tonya W. Bradford
Tonya W. Bradford	February 24, 2022
Director

/s/ William H. Cameron
William H. Cameron	February 24, 2022
Director

/s/ Diane B. Glossman
Diane B. Glossman	February 24, 2022
Director

/s/ Glen F. Hoffsis
Glen F. Hoffsis	February 24, 2022
Director

/s/ David G. Lucht
David G. Lucht	February 24, 2022
Director

/s/ Miltom E. Petty
Miltom E. Petty	February 24, 2022
Director

/s/ Neil L. Underwood
Neil L. Underwood	February 24, 2022
Director