Form 10-Q
period 2022-03-31
Live Oak Bancshares, Inc.
filed 2022-05-04
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

As of May 3, 2022, there were 43,801,292 shares of the registrant’s voting common stock outstanding.

Live Oak Bancshares, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2022 (unaudited) and December 31, 2021*

(Dollars in thousands)

	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$477,778	$187,203
Federal funds sold	29,993	16,547
Certificates of deposit with other banks	4,250	4,750
Investment securities available-for-sale	844,577	906,052
Loans held for sale (includes $25,056 and $25,310 measured at fair value, respectively)	1,028,635	1,116,519
Loans and leases held for investment (includes $600,571 and $645,201 measured at fair value, respectively)	5,738,241	5,521,262
Allowance for credit losses on loans and leases	(63,058)	(63,584)
Net loans and leases	5,675,183	5,457,678
Premises and equipment, net	254,865	240,196
Foreclosed assets	198	620
Servicing assets	36,286	33,574
Other assets	268,201	250,254
Total assets	$8,619,966	$8,213,393
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$86,342	$89,279
Interest-bearing	7,550,821	7,022,765
Total deposits	7,637,163	7,112,044
Borrowings	196,911	318,289
Other liabilities	72,565	67,927
Total liabilities	7,906,639	7,498,260
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 43,787,660 and 43,494,046 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	315,607	310,970
Class B common stock, no par value, 10,000,000 shares authorized, none issued or outstanding at March 31, 2022 and 125,024 shares issued and outstanding at December 31, 2021	—	1,324
Retained earnings	434,226	400,893
Accumulated other comprehensive (loss) income	(36,506)	1,946
Total shareholders’ equity	713,327	715,133
Total liabilities and shareholders’ equity	$8,619,966	$8,213,393

*	Derived from audited consolidated financial statements.

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Income

For the three months ended March 31, 2022 and 2021 (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest income
Loans and fees on loans	$89,198	$84,993
Investment securities, taxable	3,399	2,929
Other interest earning assets	185	303
Total interest income	92,782	88,225
Interest expense
Deposits	14,348	16,944
Borrowings	655	1,331
Total interest expense	15,003	18,275
Net interest income	77,779	69,950
Provision for (recovery of) loan and lease credit losses	1,836	(873)
Net interest income after provision for (recovery of) loan and lease credit losses	75,943	70,823
Noninterest income
Loan servicing revenue	6,356	6,434
Loan servicing asset revaluation	(1,569)	1,493
Net gains on sales of loans	20,977	11,929
Net gain on loans accounted for under the fair value option	516	4,218
Equity method investments income (loss)	(2,124)	(1,157)
Equity security investments gains (losses), net	(44)	105
Lease income	2,503	2,599
Management fee income	1,488	1,934
Other noninterest income	4,565	3,502
Total noninterest income	32,668	31,057
Noninterest expense
Salaries and employee benefits	38,507	31,366
Travel expense	1,897	659
Professional services expense	2,791	3,831
Advertising and marketing expense	1,729	652
Occupancy expense	2,327	2,112
Technology expense	6,053	4,878
Equipment expense	3,816	3,701
Other loan origination and maintenance expense	3,113	3,327
Renewable energy tax credit investment impairment	—	3,127
FDIC insurance	1,972	1,765
Other expense	3,509	2,854
Total noninterest expense	65,714	58,272
Income before taxes	42,897	43,608
Income tax expense	8,388	4,181
Net income	$34,509	$39,427
Basic earnings per share	$0.79	$0.92
Diluted earnings per share	$0.76	$0.88

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2022 and 2021 (unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$34,509	$39,427
Other comprehensive loss before tax:
Net unrealized loss on investment securities arising during the period	(50,594)	(16,288)
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	—	—
Other comprehensive loss before tax	(50,594)	(16,288)
Income tax benefit	12,142	3,909
Other comprehensive loss, net of tax	(38,452)	(12,379)
Total comprehensive (loss) income	$(3,943)	$27,048

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2022 and 2021 (unaudited)

(Dollars in thousands)

	Three Months Ended
	Common stock				Accumulated other
	Shares			Retained	comprehensive	Total
	Class A	Class B	Amount	earnings	income (loss)	equity
Balance at December 31, 2021	43,494,046	125,024	$312,294	$400,893	$1,946	$715,133
Net income	—	—	—	34,509	—	34,509
Other comprehensive loss	—	—	—	—	(38,452)	(38,452)
Issuance of restricted stock	95,537	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(2,894)	—	—	(2,894)
Employee stock purchase program	11,119	—	534	—	—	534
Stock option exercises	61,934	—	719	—	—	719
Stock option based compensation expense	—	—	391	—	—	391
Restricted stock expense	—	—	4,563	—	—	4,563
Non-voting common stock converted to voting common stock in private sale	125,024	(125,024)	—	—	—	—
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	136	—	136
Cash dividends ($0.03 per share)	—	—	—	(1,312)	—	(1,312)
Balance at March 31, 2022	43,787,660	—	$315,607	$434,226	$(36,506)	$713,327

Balance at December 31, 2020	41,344,689	1,107,757	$310,619	$235,724	$21,507	$567,850
Net income	—	—	—	39,427	—	39,427
Other comprehensive loss	—	—	—	—	(12,379)	(12,379)
Issuance of restricted stock	292,216	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(11,287)	—	—	(11,287)
Employee stock purchase program	5,686	—	296	—	—	296
Stock option exercises	200,996	—	1,213	—	—	1,213
Stock option based compensation expense	—	—	344	—	—	344
Restricted stock expense	—	—	4,670	—	—	4,670
Non-voting common stock converted to voting common stock in private sale	415,504	(415,504)	—	—	—	—
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	1,508	—	1,508
Cash dividends ($0.03 per share)	—	—	—	(1,282)	—	(1,282)
Balance at March 31, 2021	42,259,091	692,253	$305,855	$275,377	$9,128	$590,360

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and 2021 (unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$34,509	$39,427
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,405	5,265
Provision for (recovery of) loan and lease credit losses	1,836	(873)
Amortization of premium on securities, net of accretion	1,421	1,817
Deferred tax expense (benefit)	6,775	(3,984)
Originations of loans held for sale	(222,557)	(253,588)
Proceeds from sales of loans held for sale	349,364	182,685
Net gains on sale of loans held for sale	(20,977)	(11,929)
Net loss on sale of foreclosed assets	17	24
Net gain on loans accounted for under fair value option	(516)	(4,218)
Net increase in servicing assets	(2,712)	(3,826)
Net gain on disposal of long-lived asset	—	(114)
Net gain on disposal of property and equipment	—	(48)
Impairment on premises and equipment, net	—	904
Equity method investments (income) loss	2,124	1,157
Equity security investments (gains) losses, net	44	(105)
Renewable energy tax credit investment impairment	—	3,127
Stock option based compensation expense	391	344
Restricted stock expense	4,563	4,670
Stock based compensation excess tax benefit	1,119	5,152
Changes in assets and liabilities:
Lease right-of-use assets and liabilities, net	(12)	(1)
Other assets	(3,095)	2,699
Other liabilities	(1,260)	(5,406)
Net cash provided (used) by operating activities	156,439	(36,821)
Cash flows from investing activities
Purchases of securities available-for-sale	(37,837)	(108,223)
Proceeds from sales, maturities, calls, and principal paydown of securities available-for-sale	47,297	65,039
Proceeds from SBA reimbursement/sale of foreclosed assets, net	333	152
Maturities of certificates of deposits with other banks	500	—
Loan and lease originations and principal collections, net	(243,463)	(121,814)
Proceeds from sale of long-lived asset	—	8,988
Proceeds from sale of premises and equipment	—	84
Purchases of premises and equipment, net	(20,036)	(674)
Net cash used by investing activities	(253,206)	(156,448)

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

For the three months ended March 31, 2022 and 2021 (unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities
Net increase in deposits	$525,119	$603,176
Proceeds from borrowings	12,026	498,666
Repayment of borrowings	(133,404)	(580,291)
Stock option exercises	719	1,213
Employee stock purchase program	534	296
Withholding cash issued in lieu of restricted stock and other	(2,894)	(11,287)
Shareholder dividend distributions	(1,312)	(1,282)
Net cash provided by financing activities	400,788	510,491
Net increase in cash and cash equivalents	304,021	317,222
Cash and cash equivalents, beginning	203,750	318,320
Cash and cash equivalents, ending	$507,771	$635,542

Supplemental disclosures of cash flow information
Interest paid	$15,263	$18,469
Income tax paid, net	8	354

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding losses on available-for-sale securities, net of taxes	$(38,452)	$(12,379)
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	6,692	2,246
Net transfers between foreclosed real estate and SBA receivable	72	196
Transfer of loans held for sale to loans and leases held for investment	70,649	176,285
Transfer of loans and leases held for investment to loans held for sale	110,452	24,260
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	136	1,508
Recording of secured borrowing	—	5,493
Equity method investment commitments	10,971	—
Equity security investment commitments	500	1,500

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

The Company’s wholly owned subsidiaries are the Bank, Government Loan Solutions, Inc. (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi Advisors”).

The Bank’s wholly owned subsidiaries are Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), and Live Oak Private Wealth, LLC (“Live Oak Private Wealth”).  Live Oak Number One, Inc. holds properties foreclosed on by the Bank. LOCEF provides financing to entities for renewable energy applications. Live Oak Private Wealth provides high-net-worth individuals and families with strategic wealth and investment management services.  During the first quarter of 2022, Jolley Asset Management, LLC (“JAM”) was merged into Live Oak Private Wealth.  JAM was previously a wholly owned subsidiary of Live Oak Private Wealth.

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

The Company generates revenue primarily from net interest income and secondarily through the origination and sale of government guaranteed loans.  Income from the retention of loans is comprised of interest income.   Income from the sale of loans is comprised of net gains on sales of loans along with loan servicing revenue and revaluation of related servicing assets. Offsetting these revenues are the cost of funding sources, provision for loan and lease credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.  The Company also has less routinely generated gains and losses arising from its financial technology investments in its fintech segment.

General

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities Exchange Commission on February 24, 2022 (SEC File No. 001-37497) (the "2021 Form 10-K"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2021 Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2021 Form 10-K.

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

Amounts in all tables in the Notes to Unaudited Condensed Consolidated Financial Statements have been presented in thousands, except percentage, time period, share and per share data or where otherwise indicated.

Business Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management has determined that the Company has two significant operating segments: Banking and Fintech, as discussed more fully in Note 11. Segments. In determining the appropriateness of a segment definition, the Company considers the criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting.

Reclassifications

Certain reclassifications have been made to the prior period’s unaudited condensed consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Note 2. Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”).  ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments are effective for and can be adopted by the Company as of March 12, 2020, through December 31, 2022. The Company does not expect this standard will have a material impact on its consolidated financial statements.  To address the discontinuance of LIBOR, the Company has stopped originating variable LIBOR-based loans effective December 31, 2021 and has started to negotiate loans using the preferred replacement index, the Secured Overnight Financing Rate (“SOFR”) or a relevant duration U.S. Treasury rate. For currently outstanding LIBOR-based loans, the timing and manner in which each customer’s contract transitions from LIBOR to another rate will vary on a case-by-case basis. The Company expects to complete all transitions by the second quarter of 2023 or at the next repricing date if later in 2023.

In March 2022, the FASB issued ASU No. 2022-02 “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. Additionally, for public business entities, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost. The amendments in this standard will be effective for the Company on January 1, 2023. The Company does not believe this standard will have a material impact on its consolidated financial statements.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Earnings Per Share

Basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur upon the exercise of stock options or upon the vesting of restricted stock grants, any of which would result in the issuance of common stock that would then share in the net income of the Company.

	Three Months Ended March 31,
	2022	2021
Basic earnings per share:
Net income	$34,509	$39,427
Weighted-average basic shares outstanding	43,701,943	42,673,615
Basic earnings per share	$0.79	$0.92
Diluted earnings per share:
Net income, for diluted earnings per share	$34,509	$39,427
Total weighted-average basic shares outstanding	43,701,943	42,673,615
Add effect of dilutive stock options and restricted stock grants	1,525,593	2,023,235
Total weighted-average diluted shares outstanding	45,227,536	44,696,850
Diluted earnings per share	$0.76	$0.88
Anti-dilutive shares	172,631	—

Note 4. Securities

Available-for-Sale

The carrying amount of securities and their approximate fair values are reflected in the following table:

March 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US government agencies	$10,445	$58	$—	$10,503
Mortgage-backed securities	876,426	2,961	51,165	828,222
Municipal bonds	3,240	117	5	3,352
Other debt securities	2,500	—	—	2,500
Total	$892,611	$3,136	$51,170	$844,577

December 31, 2021
US government agencies	$10,444	$193	$—	$10,637
Mortgage-backed securities	887,302	14,246	12,209	889,339
Municipal bonds	3,246	333	3	3,576
Other debt securities	2,500	—	—	2,500
Total	$903,492	$14,772	$12,212	$906,052

During the three months ended March 31, 2022, nine mortgage-backed securities totaling $13.9 million were settled. During the three months ended March 31, 2021, two mortgage-backed securities totaling $6.5 million were settled.

Accrued interest receivable on available-for-sale securities totaled $2.0 million and $1.9 million at March 31, 2022 and December 31, 2021, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$472,660	$32,492	$184,166	$18,673	$656,826	$51,165
Municipal bonds	—	—	94	5	94	5
Total	$472,660	$32,492	$184,260	$18,678	$656,920	$51,170

	Less Than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$479,322	$8,503	$110,633	$3,706	$589,955	$12,209
Municipal bonds	—	—	96	3	96	3
Total	$479,322	$8,503	$110,729	$3,709	$590,051	$12,212

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

At March 31, 2022, there were fifty-eight mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and one hundred ninety mortgage-backed securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2021 were comprised of thirty-one mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and one hundred forty-two mortgage-backed securities in unrealized loss positions for less than 12 months.

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

All mortgage-backed securities in the Company’s portfolio at March 31, 2022 and December 31, 2021 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of investment securities by maturity:

	March 31, 2022
	Available-for-Sale
	Amortized cost	Fair value
US government agencies
Within one year	$7,505	$7,542
One to five years	2,940	2,961
Total	10,445	10,503
Mortgage-backed securities
Within one year	201	201
One to five years	79,667	79,248
Five to ten years	248,563	236,614
After 10 years	547,995	512,159
Total	876,426	828,222
Municipal bonds
After 10 years	3,240	3,352
Total	3,240	3,352
Other debt securities
Within one year	500	500
One to five years	2,000	2,000
Total	2,500	2,500

Total	$892,611	$844,577

Mortgage-backed securities are included in maturity categories based on their contractual maturity date. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

There were no securities pledged at March 31, 2022 or December 31, 2021.

Other

Other investments, largely comprised of non-marketable equity investments, are generally accounted for under the equity method or equity security accounting and are included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.  The below tables provide additional information related to investments accounted for under these two methods.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Equity Method Accounting

The carrying amount and ownership percentage of each equity investment over which the Company has significant influence at March 31, 2022 and December 31, 2021 is reflected in the following table:

	March 31, 2022		December 31, 2021
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$51,211	39.1%	$52,323	39.1%
Canapi Ventures SBIC Fund, LP (1) (4)	19,058	2.9%	19,431	2.9%
Canapi Ventures Fund, LP (2) (4)	2,350	1.5%	2,402	1.5%
Canapi Ventures Fund II, LP (3) (4)	7,500	1.7%	—	N/A
Other fintech investments in private companies (5)	5,077	Various	5,330	Various
Other (6)	12,370	Various	4,664	Various
Total	$97,566		$84,150

(1)	Includes unfunded commitments of $5.6 million and $6.8 million as of March 31, 2022 and December 31, 2021, respectively.
(2)	Includes unfunded commitments of $627 thousand and $770 thousand as of March 31, 2022 and December 31, 2021, respectively.
(3)	Includes unfunded commitments of $7.5 million as of March 31, 2022. There were no unfunded commitments as of December 31, 2021.
(4)	Investee is accounted for under equity method due to the Company's participation as an investment advisor.
(5)

Other fintech investments include Finxact, Inc., Payrailz, LLC and Kwipped, Inc. Investees are accounted for under equity method due to the company’s ability to exercise significant influence through executive management’s board involvement.

(6)	Other includes affordable housing and solar income tax credit projects. Includes unfunded commitments of $3.5 million as of March 31, 2022. There were no unfunded commitments as of December 31, 2021.

Equity Security Accounting

The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis as of March 31, 2022 and for the quarters ended March 31, 2022 and 2021 is reflected in the following table:

		As of and for the three month period ended
	Cumulative Adjustments	2022	2021
Carrying value (1)		$64,728	$32,527
Carrying value adjustments:
Impairment	$—	—	—
Upward changes for observable prices (2)	48,469	—	—
Downward changes for observable prices	(86)	—	—
Net upward change	$48,383	$—	$—

(1)	Includes $3.2 million and $2.0 million in unfunded commitments for the quarters ended March 31, 2022 and 2021, respectively.
(2)	Excludes $13.9 million in realized cash gains for the sale of an investment in the second quarter of 2021.

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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost[1]	Loans Accounted for Under the Fair Value Option[2]	Total Loans and Leases
March 31, 2022
Commercial & Industrial
Small Business Banking	$1,181,570	$6,200	$10,291	$16,491	$1,198,061	$230,009	$1,428,070
Specialty Lending	1,024,894	331	—	331	1,025,225	60,646	1,085,871
Paycheck Protection Program	132,876	—	1,414	1,414	134,290	—	134,290
Total	2,339,340	6,531	11,705	18,236	2,357,576	290,655	2,648,231
Construction & Development
Small Business Banking	308,995	2,670	1,366	4,036	313,031	—	313,031
Specialty Lending	79,994	—	—	—	79,994	—	79,994
Total	388,989	2,670	1,366	4,036	393,025	—	393,025
Commercial Real Estate
Small Business Banking	1,661,997	7,159	9,507	16,666	1,678,663	235,524	1,914,187
Specialty Lending	339,775	—	1,718	1,718	341,493	17,179	358,672
Total	2,001,772	7,159	11,225	18,384	2,020,156	252,703	2,272,859
Commercial Land
Small Business Banking	369,012	180	2,055	2,235	371,247	57,213	428,460
Total	369,012	180	2,055	2,235	371,247	57,213	428,460
Total	$5,099,113	$16,540	$26,351	$42,891	$5,142,004	$600,571	$5,742,575
Net deferred fees							(4,334)
Loans and Leases, Net							$5,738,241

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost[1]	Loans Accounted for Under the Fair Value Option[2]	Total Loans and Leases
December 31, 2021
Commercial & Industrial
Small Business Banking	$1,103,915	$13,171	$7,320	$20,491	$1,124,406	$248,806	$1,373,212
Specialty Lending	875,367	—	—	—	875,367	64,525	939,892
Paycheck Protection Program	266,893	68	1,414	1,482	268,375	—	268,375
Total	2,246,175	13,239	8,734	21,973	2,268,148	313,331	2,581,479
Construction & Development
Small Business Banking	275,786	—	1,366	1,366	277,152	—	277,152
Specialty Lending	82,014	—	—	—	82,014	—	82,014
Total	357,800	—	1,366	1,366	359,166	—	359,166
Commercial Real Estate
Small Business Banking	1,577,765	5,802	10,761	16,563	1,594,328	250,856	1,845,184
Specialty Lending	285,373	—	2,315	2,315	287,688	19,481	307,169
Total	1,863,138	5,802	13,076	18,878	1,882,016	270,337	2,152,353
Commercial Land
Small Business Banking	362,881	7,399	2,055	9,454	372,335	61,533	433,868
Total	362,881	7,399	2,055	9,454	372,335	61,533	433,868
Total	$4,829,994	$26,440	$25,231	$51,671	$4,881,665	$645,201	$5,526,866
Net deferred fees							(5,604)
Loans and Leases, Net							$5,521,262

(1)

Total loans and leases include $2.00 billion of U.S. government guaranteed loans as of March 31, 2022, of which $16.8 million is 90 days or more past due, $10.5 million is past due 30-89 days and $1.97 billion are current. Total loans and leases include $2.07 billion of U.S. government guaranteed loans as of December 31, 2021, of which $16.4 million is 90 days or more past due, $18.4 million is past due 30-89 days and $2.04 billion are current.

(2)

The Company measures the carrying value of the retained portion of loans sold at fair value under FASB ASC Subtopic 825-10, Financial Instruments: Overall. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Credit Quality Indicators

The following tables present asset quality indicators by portfolio class and origination year.  See Note 3. Loans and Leases Held for Investment and Credit Quality in the Company’s 2021 Form 10-K for additional discussion around the asset quality indicators that the Company uses to manage and monitor credit risk.

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total[1,2]
March 31, 2022
Small Business Banking
Risk Grades 1 - 4	$228,645	$1,095,845	$831,655	$511,688	$264,712	$270,411	$57,223	$384	$3,260,563
Risk Grade 5	—	7,048	30,708	58,116	60,421	53,324	2,882	350	212,849
Risk Grades 6 - 8	—	4,351	5,123	24,891	13,315	38,604	1,306	—	87,590
Total	228,645	1,107,244	867,486	594,695	338,448	362,339	61,411	734	3,561,002
Specialty Lending
Risk Grades 1 - 4	174,145	634,405	233,734	68,634	42,605	41,474	139,641	124	1,334,762
Risk Grade 5	—	22,300	28,236	22,191	10,067	11,042	4,116	—	97,952
Risk Grades 6 - 8	—	236	17	3,079	8,944	1,718	4	—	13,998
Total	174,145	656,941	261,987	93,904	61,616	54,234	143,761	124	1,446,712
Paycheck Protection Program
Risk Grades 1 - 4	—	100,841	33,449	—	—	—	—	—	134,290
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	—	—	—	—	—	—	—
Total	—	100,841	33,449	—	—	—	—	—	134,290
Total	$402,790	$1,865,026	$1,162,922	$688,599	$400,064	$416,573	$205,172	$858	$5,142,004

	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total[1,2]
December 31, 2021
Small Business Banking
Risk Grades 1 - 4	$1,051,775	$853,250	$522,407	$285,397	$188,858	$116,645	$46,356	$1,771	$3,066,459
Risk Grade 5	7,838	19,651	65,715	60,615	37,661	13,933	5,066	195	210,674
Risk Grades 6 - 8	2,517	8,667	27,696	14,545	14,193	21,239	1,457	774	91,088
Total	1,062,130	881,568	615,818	360,557	240,712	151,817	52,879	2,740	3,368,221
Specialty Lending
Risk Grades 1 - 4	644,851	238,409	73,978	42,452	38,703	—	133,889	1,816	1,174,098
Risk Grade 5	2,250	17,677	5,497	10,415	17,104	—	2,953	848	56,744
Risk Grades 6 - 8	—	17	3,166	8,654	—	2,315	75		14,227
Total	647,101	256,103	82,641	61,521	55,807	2,315	136,917	2,664	1,245,069
Paycheck Protection Program
Risk Grades 1 - 4	204,803	63,572	—	—	—	—	—	—	268,375
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	—	—	—	—	—	—	—
Total	204,803	63,572	—	—	—	—	—	—	268,375
Total	$1,914,034	$1,201,243	$698,459	$422,078	$296,519	$154,132	$189,796	$5,404	$4,881,665

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)

Total loans and leases include $2.00 billion of U.S. government guaranteed loans as of March 31, 2022, segregated by risk grade as follows: Risk Grades 1 – 4 = $1.80 billion, Risk Grade 5 = $137.3 million, Risk Grades 6 – 8 = $61.0 million. As of December 31, 2021, total loans and leases include $2.07 billion of U.S. government guaranteed loans, segregated by risk grade as follows: Risk Grades 1 – 4 = $1.88 billion, Risk Grade 5 = $134.2 million, Risk Grades 6 – 8 = $63.0 million. Total loans and leases exclude loans accounted for under the fair value option.

(2)	Excludes $600.6 million and $645.2 million of loans accounted for under the fair value option as of March 31, 2022 and December 31, 2021, respectively.

Nonaccrual Loans and Leases

As of March 31, 2022 and December 31, 2021 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three months ended March 31, 2022 and 2021. Nonaccrual loans and leases are generally included in the held for investment portfolio. Accrued interest receivable on loans totaled $31.2 million and $31.0 million at March 31, 2022 and December 31, 2021, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Nonaccrual loans and leases held for investment as of March 31, 2022 and December 31, 2021 are as follows:

March 31, 2022	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$15,892	$12,639	$3,253	$407
Payroll Protection Program	1,414	1,414	—	—
Total	17,306	14,053	3,253	407
Construction & Development
Small Business Banking	4,037	1,201	2,836	2,344
Total	4,037	1,201	2,836	2,344
Commercial Real Estate
Small Business Banking	20,130	10,876	9,254	5,816
Specialty Lending	1,718	—	1,718	1,718
Total	21,848	10,876	10,972	7,534
Commercial Land
Small Business Banking	9,112	6,699	2,413	827
Total	9,112	6,699	2,413	827
Total	$52,303	$32,829	$19,474	$11,112

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$16,911	$13,981	$2,930	$—
Payroll Protection Program	1,482	1,482	—	—
Total	18,393	15,463	2,930	—
Construction & Development
Small Business Banking	3,884	1,201	2,683	—
Total	3,884	1,201	2,683	—
Commercial Real Estate
Small Business Banking	12,410	5,226	7,184	5,169
Specialty Lending	2,315	507	1,808	1,808
Total	14,725	5,733	8,992	6,977
Commercial Land
Small Business Banking	5,531	4,148	1,383	—
Total	5,531	4,148	1,383	—
Total	$42,533	$26,545	$15,988	$6,977
(1)	Excludes nonaccrual loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of March 31, 2022 and December 31, 2021:

	Total Collateral Dependent Loans			Unguaranteed Portion
March 31, 2022	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$—	$7,466	$34	$—	$2,051	$34	$1,631
Total	—	7,466	34	—	2,051	34	1,631
Construction & Development
Small Business Banking	4,011	—	—	2,810	—	—	180
Total	4,011	—	—	2,810	—	—	180
Commercial Real Estate
Small Business Banking	5,028	1,751	103	3,968	451	23	280
Total	5,028	1,751	103	3,968	451	23	280
Commercial Land
Small Business Banking	5,812	—	—	1,596	—	—	376
Total	5,812	—	—	1,596	—	—	376
Total	$14,851	$9,217	$137	$8,374	$2,502	$57	$2,467

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Total Collateral Dependent Loans			Unguaranteed Portion
December 31, 2021	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$698	$7,475	$—	$152	$449	$—	$235
Total	698	7,475	—	152	449	—	235
Construction & Development
Specialty Lending	3,858	—	—	2,657	—	—	57
Total	3,858	—	—	2,657	—	—	57
Commercial Real Estate
Small Business Banking	5,172	700	64	4,038	14	13	65
Specialty Lending	512	—	—	6	—	—	—
Total	5,684	700	64	4,044	14	13	65
Commercial Land
Small Business Banking	5,541	—	—	1,393	—	—	601
Total	5,541	—	—	1,393	—	—	601
Total	$15,781	$8,175	$64	$8,246	$463	$13	$958

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Allowance for Credit Losses - Loans and Leases

See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2021 Form 10-K for a description of the methodologies used to estimate the allowance for credit losses (“ACL”).

The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
March 31, 2022
Beginning Balance	$37,770	$3,435	$19,068	$3,311	$63,584
Charge offs	(2,823)	—	—	(334)	(3,157)
Recoveries	145	—	650	—	795
Provision	(930)	667	1,896	203	1,836
Ending Balance	$34,162	$4,102	$21,614	$3,180	$63,058
March 31, 2021
Beginning Balance	$26,941	$5,663	$18,148	$1,554	$52,306
Charge offs	(152)	—	(517)	(12)	(681)
Recoveries	9	—	1,656	—	1,665
Provision	(221)	224	(641)	(235)	(873)
Ending Balance	$26,577	$5,887	$18,646	$1,307	$52,417

During the three months ended March 31, 2022, the ACL decreased primarily as a result of the charge-off of one large relationship as well as continued improvements in forecasted unemployment and default expectations. These decreases were offset by overall loan growth. Unemployment rates were forecasted for twelve months followed by a twelve-month straight-line reversion period. Additionally, the provision expense was impacted by net charge-offs during the periods.

During the three months ended March 31, 2021, increases to the ACL were primarily related to the severity of forecasted unemployment rates and ongoing developments as a result of the COVID-19 pandemic. Unemployment rates were forecasted for twelve months followed by a twelve-month straight-line reversion period. Additionally, the provision expense was impacted by loan and lease growth and net recoveries during the periods.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables represent the types of loans modified as troubled debt restructurings (“TDRs”) during the periods presented:

	Three Months Ended March 31, 2022
	Interest Only		Payment Deferral		Extend Amortization		Other		Total TDRs(1)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	2	$1,015	1	$350	3	$3,809	6	$5,174
Total	—	—	2	1,015	1	350	3	3,809	6	5,174
Commercial Real Estate
Small Business Banking	—	—	—	—	—	—	1	4,847	1	4,847
Total	—	—	—	—	—	—	1	4,847	1	4,847
Total	—	$—	2	$1,015	1	$350	4	$8,656	7	$10,021
(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

	Three Months Ended March 31, 2021
	Interest Only		Payment Deferral		Extend Amortization		Other		Total TDRs(1)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	1	$3,269	—	$—	—	$—	1	$3,269
Total	—	—	1	3,269	—	—	—	—	1	3,269
Commercial Real Estate
Small Business Banking	—	—	1	629	—	—	1	3,141	2	3,770
Total	—	—	1	629	—	—	1	3,141	2	3,770
Total	—	$—	2	$3,898	—	$—	1	$3,141	3	$7,039
(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Concessions made to improve a loan and lease’s performance have varying degrees of success. There were no TDRs that were modified within the twelve months ended March 31, 2022 that subsequently defaulted during the three months ended March 31, 2022.  One TDR that was modified within the twelve months ended March 31, 2021 subsequently defaulted during the three months ended March 31, 2021. The TDR that defaulted was a Commercial Real Estate Small Business Banking loan that had previously been modified for a payment deferral and had a recorded investment of $629 thousand at March 31, 2021.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Leases

Lessor Equipment Leasing

The Company purchases new equipment for the purpose of leasing such equipment to customers within its verticals. Equipment purchased to fulfill commitments to commercial renewable energy projects is rented out under operating leases while leases of equipment outside of the renewable energy vertical are generally direct financing leases.  Accordingly, leased assets under operating leases are included in premises and equipment while leased assets under direct financing leases are included in loans and leases held for investment in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Direct Financing Leases

Interest income on direct financing leases is recognized when earned.  Unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.  The term of each lease is generally 3 to 7 years which is consistent with the useful life of the equipment with no residual value.  The gross lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

	March 31, 2022	December 31, 2021
Gross direct finance lease payments receivable	$6,291	$7,333
Less – unearned interest	(797)	(998)
Net investment in direct financing leases	$5,494	$6,335

Future minimum lease payments under finance leases are as follows:

As of March 31, 2022	Amount
2022	$1,318
2023	2,182
2024	1,570
2025	1,104
2026	117
Total	$6,291

Interest income of $115 thousand and $186 thousand was recognized in the three months ended March 31, 2022 and 2021, respectively.

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

If the Company decides to sell or otherwise dispose of rental equipment, it is carried at the lower of cost or fair value less costs to sell or dispose. Repair and maintenance costs that do not extend the lives of the rental equipment are charged to equipment expense at the time the costs are incurred.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2022 and December 31, 2021, the Company had a net investment of $121.5 million and $123.9 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $163.4 million as of March 31, 2022 and December 31, 2021, respectively, and accumulated depreciation was $41.9 million and $39.5 million as of March 31, 2022 and December 31, 2021, respectively. Depreciation expense recognized on these assets for the three months ended March 31, 2022 and 2021 was $2.4 million.

Lease income of $2.4 million was recognized in the three months ended March 31, 2022 and 2021.

A maturity analysis of future minimum lease payments to be received under non-cancelable operating leases is as follows:

As of March 31, 2022	Amount
2022	$7,100
2023	9,075
2024	8,808
2025	8,935
2026	8,923
Thereafter	22,252
Total	$65,093

Note 7. Servicing Assets

Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.38 billion and $2.29 billion at March 31, 2022 and December 31, 2021, respectively. The unpaid principal balance for all loans serviced for others was $3.38 billion and $3.30 billion at March 31, 2022 and December 31, 2021, respectively.

The following summarizes the activity pertaining to servicing rights:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$33,574	$33,918
Additions, net	4,281	2,333
Fair value changes:
Due to changes in valuation inputs or assumptions	1,388	2,946
Decay due to increases in principal paydowns or runoff	(2,957)	(1,453)
Balance at end of period	$36,286	$37,744

The fair value of servicing rights was determined using a weighted average discount rate of 11.7% on March 31, 2022 and 8.8% on March 31, 2021. The fair value of servicing rights was determined using a weighted average prepayment speed of 16.1% on March 31, 2022 and 18.6% on March 31, 2021, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Borrowings

Total outstanding borrowings consisted of the following:

	March 31, 2022	December 31, 2021
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$40,376	$42,734

In April 2020, the Company entered into the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF"). Under the PPPLF, advances must be secured by pledges of loans to small businesses originated by the Company under the U.S. Small Business Administration's 7(a) loan program titled the Paycheck Protection Program. The PPPLF accrues interest at thirty-five basis points and matures at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, ranging from April 6, 2022 to May 4, 2026, and will be accelerated on and to the extent of any 7(a) loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company shall repay the advance plus accrued interest. This $136.6 million borrowing was fully advanced at March 31, 2022.

	136,550	267,550

In September 2020, the Company renewed a $50.0 million revolving line of credit originally issued in 2017 with a third party correspondent bank. Subsequently on October 20, 2021, the Company renewed and increased the revolving line of credit from $50.0 million to $100.0 million and increased the term from 12 months to 36 months. The line of credit is unsecured and accrues interest at 30-day SOFR plus 1.25%, with an interest rate cap of 4.25% and an interest rate floor of 2.75%.  Payments are interest only with all principal and accrued interest due at maturity on October 10, 2024. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. The Company paid the Lender a non-refundable $750 thousand loan origination fee upon signing of the Note that will be amortized into interest expense over the life of the loan.  The Company made an advance of $8.0 million on December 20, 2021 and $12.0 million on March 16, 2022. There is $80.0 million of available credit remaining at March 31, 2022.

	19,982	8,000
Other short term debt (1)	3	5
Total borrowings	$196,911	$318,289

(1)	Includes finance leases.

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $167.5 million of available funding as of March 31, 2022 and December 31, 2021. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of March 31, 2022 and December 31, 2021.

The Company has entered into a repurchase agreement with a third party for an amount up to $5.0 million as of March 31, 2022 and December 31, 2021.  At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received.  The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of March 31, 2022 and December 31, 2021.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. At March 31, 2022 and December 31, 2021, the Company had approximately $2.03 billion and $2.02 billion, respectively, in borrowing capacity available under these agreements.  There are no advances outstanding and no collateral pledged as of March 31, 2022 and December 31, 2021.

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $2.68 billion and $2.44 billion as of March 31, 2022 and December 31, 2021, respectively.  At March 31, 2022 and December 31, 2021, the Company had approximately $2.27 billion and $2.04 billion, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of March 31, 2022 and December 31, 2021.

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

Recurring Fair Value

The table below provides a rollforward of the Level 3 equity warrant asset fair values.

	Three Months Ended March 31,
Equity Warrant Assets	2022	2021
Balance at beginning of period	$1,672	$908
Issuances	656	21
Net gains on derivative instruments	—	385
Settlements	—	—
Balance at end of period	$2,328	$1,314

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2022	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$10,503	$—	$10,503	$—
Mortgage-backed securities	828,222	—	828,222	—
Municipal bonds(1)	3,352	—	3,258	94
Other debt securities	2,500	—	2,500	—
Loans held for sale	25,056	—	—	25,056
Loans held for investment	600,571	—	—	600,571
Servicing assets(2)	36,286	—	—	36,286
Mutual fund	2,327	—	2,327	—
Equity warrant assets	2,328	—	—	2,328
Total assets at fair value	$1,511,145	$—	$846,810	$664,335

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$10,637	$—	$10,637	$—
Mortgage-backed securities	889,339	—	889,339	—
Municipal bonds(1)	3,576	—	3,480	96
Other debt securities	2,500	—	2,500	—
Loans held for sale	25,310	—	—	25,310
Loans held for investment	645,201	—	—	645,201
Servicing assets(2)	33,574	—	—	33,574
Mutual fund	2,379	—	2,379	—
Equity warrant assets	1,672	—	—	1,672
Total assets at fair value	$1,614,188	$—	$908,335	$705,853

(1)

During the three months ended March 31, 2022, the Company recorded a fair value adjustment loss of $2 thousand. During the three months ended March 31, 2021, the Company recorded no fair value adjustment gain/loss.

(2)	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2021 Form 10-K.

Fair Value Option

The Company has historically elected to account for retained participating interests of all government guaranteed loans under the fair value option in order to align the accounting presentation with the Company’s viewpoint of the economics of the loans. Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon fair value election. Beginning in the first quarter of 2021, the Company chose not to elect fair value for all retained participating interests arising from new government guaranteed loan sales.  Not electing fair value generally results in a larger discount being recorded on the date of the sale. This discount is subsequently accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with GAAP, any loans for which fair value was previously elected will continue to be measured as such.

There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at March 31, 2022 or December 31, 2021. The unpaid principal balance of unguaranteed exposure for nonaccruals was $6.0 million and $6.9 million at March 31, 2022 and December 31, 2021, respectively.

The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at March 31, 2022 and December 31, 2021.

	March 31, 2022
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$25,056	$26,747	$(1,691)	$—	$—	$—	$—	$—	$—
Loans held for investment	600,571	620,121	(19,550)	35,301	40,012	(4,711)	17,411	20,845	(3,434)
	$625,627	$646,868	$(21,241)	$35,301	$40,012	$(4,711)	$17,411	$20,845	$(3,434)

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2021
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$25,310	$26,831	$(1,521)	$—	$—	$—	$—	$—	$—
Loans held for investment	645,201	666,066	(20,865)	38,262	42,841	(4,579)	24,057	25,633	(1,576)
	$670,511	$692,897	$(22,386)	$38,262	$42,841	$(4,579)	$24,057	$25,633	$(1,576)

The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended March 31,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2022	2021
Loans held for sale	$(170)	$36
Loans held for investment	686	4,182
	$516	$4,218

Gains/(losses) related to borrower-specific credit risk were $(2.1) million and $191 thousand for the three months ended March 31, 2022 and 2021, respectively.

The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Three Months Ended March 31,
Loans held for sale	2022	2021
Balance at beginning of period	$25,310	$36,111
Issuances & repurchases	65	—
Fair value changes	(170)	36
Sales	—	—
Settlements	(149)	(211)
Balance at end of period	$25,056	$35,936

	Three Months Ended March 31,
Loans held for investment	2022	2021
Balance at beginning of period	$645,201	$815,374
Repurchases	1,525	5,570
Fair value changes	686	4,184
Settlements	(46,841)	(34,331)
Balance at end of period	$600,571	$790,797

Non-Recurring Fair Value

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

March 31, 2022	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$2,486	$—	$—	$2,486
Foreclosed assets	198	—	—	198
Total assets at fair value	$2,684	$—	$—	$2,684

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$1,567	$—	$—	$1,567
Foreclosed assets	620	—	—	620
Total assets at fair value	$2,187	$—	$—	$2,187

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets that are measured at fair value on a non-recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2021 Form 10-K.

Level 3 Analysis

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2022 and December 31, 2021 the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2022

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$94	Discounted expected cash flows	Discount rate Prepayment speed	5.3% 5.0%
Loans held for sale	$25,056	Discounted expected cash flows	Discount rate Prepayment speed	6.3% to 20.8% WAVG 17.2%
Loans held for investment	$600,571	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0% to 70.2% (WAVG 1.6%) 6.3% to 20.8% WAVG 17.2% 10.0% to 81.0%
Equity warrant assets	$2,328	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	26.6-88.0% 2.5% 20.0% 3 - 10 years
Non-recurring fair value
Collateral-dependent loans	$2,486	Discounted appraisals	Appraisal adjustments (1)	10.0% to 99.0%
Foreclosed assets	$198	Discounted appraisals	Appraisal adjustments (1)	10.0%

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$96	Discounted expected cash flows	Discount rate Prepayment speed	4.8% 5.0%
Loans held for sale	$25,310	Discounted expected cash flows	Discount rate Prepayment speed	6.2% to 21.9% WAVG 17.4%
Loans held for investment	$645,201	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 70.2% (WAVG 1.5%) 6.2% to 21.9% WAVG 17.4% 10.0% to 85.0%
Equity warrant assets	$1,672	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	26.2-88.2% 1.3% to 1.5% 20.0% 4 - 10 years
Non-recurring fair value
Collateral-dependent loans	$1,567	Discounted appraisals	Appraisal adjustments (1)	10.0% to 99.0%
Foreclosed assets	$620	Discounted appraisals	Appraisal adjustments (1)	9.0% to 10.0%
(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Unaudited Condensed Consolidated Balance Sheets.

The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

March 31, 2022	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$477,778	$477,778	$—	$—	$477,778
Federal funds sold	29,993	29,993	—	—	29,993
Certificates of deposit with other banks	4,250	4,316	—	—	4,316
Loans held for sale	1,003,579	—	—	1,074,381	1,074,381
Loans and leases held for investment, net of allowance for credit losses on loans and leases	5,074,612	—	—	5,176,365	5,176,365
Financial liabilities
Deposits	7,637,163	—	7,247,748	—	7,247,748
Borrowings	196,911	—	—	188,221	188,221

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$187,203	$187,203	$—	$—	$187,203
Federal funds sold	16,547	16,547	—	—	16,547
Certificates of deposit with other banks	4,750	4,930	—	—	4,930
Loans held for sale	1,091,209	—	—	1,197,307	1,197,307
Loans and leases held for investment, net of allowance for credit losses on loans and leases	4,812,477	—	—	4,958,875	4,958,875
Financial liabilities
Deposits	7,112,044	—	6,942,512	—	6,942,512
Borrowings	318,289	—	—	312,036	312,036

Note 10. Commitments and Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

On March 12, 2021, a purported class action was filed against the Company in the United States District Court for the Eastern District of North Carolina, Joseph McAlear, individually and on behalf of all others similarly situated v. Live Oak Bancshares, Inc. et al.  The complaint alleges the existence of an agreement between the Company, nCino, Inc. and Apiture, LLC in which those companies purportedly sought to restrain the mobility of employees in violation of antitrust laws by agreeing not to solicit or hire each other’s employees.  The complaint alleges violations of Section 1 of the federal Sherman Act (15 U.S.C. § 1) and violations of Sections 75-1 and 75-2 of the North Carolina General Statutes.  The plaintiff seeks monetary damages, including treble damages, entitlement to restitution, disgorgement, attorneys’ fees, and pre- and post-judgment interest.  On October 12, 2021, the Company reached an agreement to settle the case with a proposed class of all persons (with certain exclusions) employed by the Company or its wholly-owned subsidiary, Live Oak Banking Company, Apiture, Inc. or nCino, Inc. in North Carolina at any time from January 27, 2017, through March 31, 2021.  In the agreement, the Company agreed to pay $3.9 million.  On October 13, 2021, the plaintiff filed a motion for preliminary approval of the settlement, which the court granted by order entered on November 23, 2021.  After class-wide noticing, the plaintiff filed a motion for final approval on March 28, 2022, which the court granted by order entered on April 28, 2022.  Pursuant to the terms of the settlement, the Company expects the settlement to become finally effective no later than June 30, 2022.

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

	March 31, 2022	December 31, 2021
Commitments to extend credit	$2,980,984	$2,634,387
Standby letters of credit	24,087	10,753
Total unfunded off-balance-sheet credit risk	$3,005,071	$2,645,140

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

In December 2021, the Company entered into a lease agreement to rent real property for a term of 91 months with $1.1 million of future expected lease payments. There is an option to renew the lease for an additional 5 year period. As of March 31, 2022, the lease had not commenced.

The balance of the allowance for off-balance sheet credit exposures was $884 thousand and $739 thousand at March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company recorded unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $20.4 million and $10.4 million, respectively.

Concentrations of Credit Risk

The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $15.0 million, except for thirty-five relationships that have a retained unguaranteed exposure of $850.8 million of which $480.9 million of the unguaranteed exposure has been disbursed.

Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $65.1 million, of which $20.0 million is due from one relationship.

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

	Banking	Fintech	Other	Consolidated
As of and for the three months ended March 31, 2022
Interest income	$92,746	$36	$—	$92,782
Interest expense	14,530	—	473	15,003
Net interest income	78,216	36	(473)	77,779
Provision for loan and lease credit losses	1,836	—	—	1,836
Noninterest income	31,935	237	496	32,668
Noninterest expense	61,399	2,168	2,147	65,714
Income tax expense (benefit)	9,076	(146)	(542)	8,388
Net income (loss)	$37,840	$(1,749)	$(1,582)	$34,509
Total assets	$8,450,425	$121,471	$48,070	$8,619,966
As of and for the three months ended March 31, 2021
Interest income	$88,099	$122	$4	$88,225
Interest expense	18,165	—	110	18,275
Net interest income	69,934	122	(106)	69,950
(Recovery of) provision for loan and lease credit losses	(873)	—	—	(873)
Noninterest income	30,524	(4)	537	31,057
Noninterest expense	55,625	1,020	1,627	58,272
Income tax expense (benefit)	4,650	5	(474)	4,181
Net income (loss)	$41,056	$(907)	$(722)	$39,427
Total assets	$8,281,729	$91,662	$44,484	$8,417,875

Note 12. Subsequent Event

On April 1, 2022, Fiserv, Inc., (“Fiserv”) acquired all of the ownership interests in Finxact, Inc. (“Finxact”) that it did not already own (the “Transaction”), including the interest of the Company, pursuant to the previously announced definitive agreement between Fiserv and Finxact.  The Company received initial cash of $125.3 million, and the Transaction resulted in a pre-tax gain of approximately $120.5 million which will be included in the Company’s noninterest income for the second quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the financial condition and results of operations of Live Oak Bancshares, Inc. (individually, “Bancshares” and collectively with its subsidiaries including Live Oak Banking Company, the “Company”). This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"). Results of operations for the periods included in this quarterly report on Form 10-Q are not necessarily indicative of results to be obtained during any future period.

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
•

the effects of competition from other commercial banks, non-bank lenders, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and mutual funds, and other financial service providers operating in the Company’s market area and elsewhere, including providers operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet;

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

Nature of Operations

Bancshares is a financial holding company and a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of the state of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending and deposit related services to small businesses nationwide. The Bank identifies and extends lending to credit-worthy borrowers within specified industries, also called verticals, through expertise within those industries, and more broadly to select borrowers outside of those industries. A significant portion of the loans originated by the Bank are guaranteed by the SBA under the 7(a) Loan Program and the U.S. Department of Agriculture’s ("USDA") Rural Energy for America Program ("REAP"), Water and Environmental Program (“WEP”) and Business & Industry ("B&I") loan programs.

The Company’s wholly owned subsidiaries are the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi Advisors”).

The Bank’s wholly owned subsidiaries are Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”) and Live Oak Private Wealth, LLC (“Live Oak Private Wealth”).  Live Oak Number One, Inc. holds properties foreclosed on by the Bank. LOCEF provides financing to entities for renewable energy applications and became a wholly owned subsidiary of the Bank during the first quarter of 2019. Live Oak Private Wealth provides high-net-worth individuals and families with strategic wealth and investment management services.  During the first quarter of 2022, Jolley Asset Management, LLC (“JAM”) was merged into Live Oak Private Wealth.  JAM was previously a wholly owned subsidiary of Live Oak Private Wealth.

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

The Company generates revenue primarily from net interest income and secondarily through origination and sale of government guaranteed loans.  Income from the retention of loans is comprised principally of interest income.   Income from the sale of loans is comprised of net gains on sales of loans along with loan servicing revenue and revaluation of related servicing assets. Offsetting these revenues are the cost of funding sources, provision for loan and lease credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense.  The Company also has less routinely generated gains and losses arising from its financial technology investments in its fintech segment, as discussed more fully later in this section entitled “Results of Segment Operations.”

Recent Developments

The COVID-19 pandemic caused complex and significant adverse impacts, all of which continue to be subject to a high degree of uncertainty. This uncertainty is magnified with the continued risk of a resurgence of the virus and new variants.  Despite ongoing uncertainty, the impact has decreased, and the economy has continued to generally improve, resulting in positive impacts on the Company’s allowance for credit losses (“ACL”) on loans and leases, as discussed below in MD&A.

Relative to Paycheck Protection Program (“PPP”) loans, the Company ended the first quarter of 2022 with a total outstanding balance net of deferred fees and costs of $130.8 million compared to $261.9 million at December 31, 2021. The Company’s interest income, arising from PPP loan amortization of net deferred fees combined with the 1% annualized interest rate, continues to recede from $20.7 million to $7.5 million to $4.3 million, for the first and fourth quarters of 2021 and first quarter of 2022, respectively.  At March 31, 2022, $2.7 million in net deferred fees remains to be recognized into future interest income.  The Company’s corresponding Paycheck Protection Program Liquidity Facility (“PPPLF”) used to help provide financing for the origination of PPP loans decreased from $267.6 million at December 31, 2021 to $136.6 million at March 31, 2022. Borrowings under the PPPLF bear interest at a rate of 0.35%, and there are no fees paid by the Company.

Credit

At March 31, 2022, the Company had a total of $3.1 million in unguaranteed loans and leases on payment deferral with $122 thousand in accrued interest receivable.  In addition, the Company had $31.2 million in unguaranteed loans on SBA payment assistance at March 31, 2022.  As of March 31, 2022, almost all loans after expiration of assistance have returned to making regular payments.

In 2021, the Company disclosed certain industries that had heightened levels of exposure as a result of COVID-19.  Specifically, management identified six verticals that were considered to be “at-risk” of significant COVID-19 impacts.  These verticals were hotels, educational services, wine and craft beverage, quick service restaurants, entertainment centers and fitness centers.  Businesses within these six verticals generally have continued to show notable improvements and are now considered to have emerged from at-risk status.  As of March 31, 2022, these verticals contained six loans still on payment deferral with an aggregate balance of $2.3 million, $950 thousand of which was unguaranteed, and 10 loans that continue to receive SBA payment subsidies with an aggregate balance of $26.4 million, $5.9 million of which was unguaranteed.  While there are positive signs of emerging from at-risk status, management continues to closely monitor these vulnerable verticals for signs of weakness.

As a result of the uncertain economic environment caused by COVID-19, the Company continues to engage in more frequent communication with borrowers in an effort to better understand their situation and the challenges faced as circumstances evolve, which the Company anticipates will enable it to respond proactively as needs and issues arise.

Results of Operations

Performance Summary

Three months ended March 31, 2022 compared with three months ended March 31, 2021

For the three months ended March 31, 2022, the Company reported net income of $34.5 million, or $0.76 per diluted share, compared to net income of $39.4 million, or $0.88 per diluted share, for the first quarter of 2021.

The decrease in net income was primary due to the following items:

•

Provision for loan and lease credit losses increasing $2.7 million, or 310.3%, compared to a recovery of $873 thousand for the first quarter of 2021.  The first quarter of 2021 recovery was largely due to significant improvement in forecasts related to employment and default expectations as the economic outlook had improved significantly over that experienced in 2020;

•	A net loss on the loan servicing asset revaluation increasing by $3.1 million, or 205.1%, from a net gain of $1.5 million for the first quarter of 2021;
•	The net gain on loans accounted for under the fair value option decreasing by $3.7 million, or 87.8%;
•	Increased income tax expense of $4.2 million, or 100.6%, primarily due to vesting of restricted stock unit awards with market price conditions during the first three months of 2021; and
•

Increased noninterest expense of $7.4 million, or 12.8%, principally comprised of salaries and employee benefits up $7.1 million, or 22.8%; travel expense up $1.2 million, or 187.9%; advertising and marketing expense up $1.1 million, or 165.2%; and technology expense up $1.2 million, or 24.1%; all partially offset by decreased impairment charges of $3.1 million related to renewable energy tax credits during the three months ended March 31, 2021 combined with decreased professional services expense of $1.0 million, or 27.1%.

Other key factors partially offsetting the decrease in net income for the first quarter of 2022 were:

•	Increased net interest income of $7.8 million, or 11.2%, predominately driven by significant growth in the total loan and lease portfolio combined with lower costs of interest-bearing deposits; and
•	Increased net gains on sales of loans of $9.0 million, or 75.8%.

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

Three months ended March 31, 2022 compared with three months ended March 31, 2021

For the three months ended March 31, 2022, net interest income increased $7.8 million, or 11.2%, to $77.8 million compared to $70.0 million for the three months ended March 31, 2021. This increase was principally due to the significant growth in the held for investment loan and lease portfolios since the first quarter of 2021.  This increase over the prior year was significantly higher when excluding the effects of declining levels of PPP loan net interest income for the compared period, which has been declining over time as PPP loans are paid down.  Excluding PPP loan impacts, comprised of amortization of net deferred fees combined with a 1% annualized interest rate less the related interest expense from funding activity, net interest income, increased by $22.6 million.   Average interest-earning assets increased by $411.8 million, or 5.5%, to $7.85 billion for the first quarter of 2022, compared to $7.44 billion for the first quarter of 2021, while the yield on average interest-earning assets decreased two basis points to 4.79%. The cost of funds on interest-bearing liabilities for the first quarter of 2022 decreased 21 basis points to 0.81% while the average balance of interest-bearing liabilities increased by $218.1 million, or 3.0%, over the first quarter of 2021. The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth.  This increase was muted by a $1.27 billion reduction in borrowings largely related to PPPLF repayments since March 31, 2021.  As indicated in the rate/volume table below, increased volume on interest-earning assets and greater levels of rate reductions on interest-bearing liabilities outpaced the lower yields on interest-earning assets and higher volume of interest-bearing liabilities, resulting in increases to interest income of $4.6 million and decreases to interest expense of $3.3 million for the first quarter of 2022 compared to the first quarter of 2021.  For the first quarter of 2022 compared to the first quarter of 2021, net interest margin increased from 3.81% to 4.02%, respectively, due primarily to significant loan portfolio growth, the maturity of longer term deposits which are repricing at lower rates and the continued deployment of excess liquidity.  As of March 31, 2022, the Company had $130.8 million in PPP loan balances on its books which includes $2.7 million in net deferred fees remaining to be recognized into future interest income.  The Company expects to recognize most of the remaining net deferred fees for PPP loans in 2022.

In March 2022, the Federal Reserve increased the federal funds target rate by 25 basis points and released projections where the midpoint of the projected target range for the federal funds rate would rise to 1.9% by the end of 2022 to 2.8% by the end of 2023 and remaining static through the end of 2024. These projections imply approximately seven 25 basis point increases in the federal funds rate in 2022, followed by four in 2023.  There can be no assurance that any increases in the federal funds rate will occur, and if they do, the amount and timing of actual increases are subject to change.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information about the Company’s sensitivity to interest rates.

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

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$223,638	$179	0.32%	$331,260	$297	0.36%
Federal funds sold	9,197	6	0.26	28,202	6	0.09
Investment securities	895,592	3,399	1.54	736,158	2,929	1.61
Loans held for sale	1,115,441	15,183	5.52	1,158,844	15,077	5.28
Loans and leases held for investment(1)	5,609,338	74,015	5.35	5,186,963	69,916	5.47
Total interest-earning assets	7,853,206	92,782	4.79	7,441,427	88,225	4.81
Less: Allowance for credit losses on loans and leases	(62,732)			(52,317)
Noninterest-earning assets	588,171			593,573
Total assets	$8,378,645			$7,982,683
Interest-bearing liabilities:
Interest-bearing checking	$—	$—	—%	$250,005	$356	0.58%
Savings	3,605,905	4,840	0.54	2,356,598	3,512	0.60
Money market accounts	91,463	54	0.24	105,753	83	0.32
Certificates of deposit	3,551,310	9,454	1.08	3,151,575	12,993	1.67
Total deposits	7,248,678	14,348	0.80	5,863,931	16,944	1.17
Borrowings	262,485	655	1.01	1,429,177	1,331	0.38
Total interest-bearing liabilities	7,511,163	15,003	0.81	7,293,108	18,275	1.02
Noninterest-bearing deposits	86,570			63,917
Noninterest-bearing liabilities	51,940			39,155
Shareholders' equity	728,972			586,503
Total liabilities and shareholders' equity	$8,378,645			$7,982,683
Net interest income and interest rate spread		$77,779	3.98%		$69,950	3.79%
Net interest margin			4.02%			3.81%
Ratio of average interest-earning assets to average interest-bearing liabilities			104.55%			102.03%
(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended March 31,
	2022 vs. 2021
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$(26)	$(92)	$(118)
Federal funds sold	8	(8)	—
Investment securities	(150)	620	470
Loans held for sale	684	(578)	106
Loans and leases held for investment	(1,534)	5,633	4,099
Total interest income	(1,018)	5,575	4,557
Interest expense:
Interest-bearing checking	—	(356)	(356)
Savings	(441)	1,769	1,328
Money market accounts	(19)	(10)	(29)
Certificates of deposit	(4,895)	1,356	(3,539)
Borrowings	1,324	(2,000)	(676)
Total interest expense	(4,031)	759	(3,272)
Net interest income	$3,013	$4,816	$7,829

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

For the first quarter of 2022, there was a provision for loan and lease credit losses of $1.8 million compared to a recovery of loan and lease credit losses of $873 thousand for the same period in 2021. The level of provision expense in the first quarter of 2022 was primarily the result of continued improvement in forecasts related to employment and default expectations combined with the effect of higher than usual recoveries in certain verticals and overall growth in the loan and lease portfolio.  In comparison, the first quarter of 2021 recovery was largely due to significant improvement in forecasts related to employment and default expectations as the economic outlook had improved significantly over that experienced in 2020.

Loans and leases held for investment at historical cost were $5.14 billion as of March 31, 2022, increasing by $471.7 million, or 10.1%, compared to March 31, 2021.  Excluding PPP loans and net unearned fees on those loans, the balance in loans and leases held for investment at historical cost was $5.01 billion at March 31, 2022, an increase of $1.79 billion, or 55.4%, over March 31, 2021.

Net charge-offs for loans and leases carried at historical cost were $2.4 million, or 0.19% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended March 31, 2022, compared to a net recovery of $984 thousand, or (0.09)%, for the three months ended March 31, 2021 The increase in net charge-offs for the first quarter of 2022 was principally related to one relationship that was fully reserved for in the fourth quarter of 2021.  Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $4.5 million and $5.8 million accounted for under the fair value option at March 31, 2022 and 2021, respectively, totaled $19.5 million, which was 0.38% of the held for investment loan and lease portfolio carried at historical cost at March 31, 2022, compared to $24.7 million, or 0.53% of loans and leases held for investment carried at historical cost at March 31, 2021.  Nonperforming loans and leases carried at historical cost which are not guaranteed by the SBA or USDA were 0.39% and 0.77% of the historical cost portion of the held for investment loan and lease portfolio, excluding PPP loans, at March 31, 2022 and 2021, respectively.

Noninterest Income

Noninterest income is principally comprised of net gains from the sale of SBA and USDA-guaranteed loans along with loan servicing revenue and related revaluation of the servicing asset. Revenue from the sale of loans depends upon the volume, maturity structure and rates of underlying loans as well as the pricing and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Net gain on loans accounted for under the fair value option is also significantly impacted by changes in market rates, prepayment speeds and inherent credit risk.  Other less consistent elements of noninterest income include gains and losses on investments.

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2022/2021 Increase (Decrease)
	2022	2021	Amount	Percent
Noninterest income
Loan servicing revenue	$6,356	$6,434	$(78)	(1.21)%
Loan servicing asset revaluation	(1,569)	1,493	(3,062)	(205.09)
Net gains on sales of loans	20,977	11,929	9,048	75.85
Net gain on loans accounted for under the fair value option	516	4,218	(3,702)	(87.77)
Equity method investments income (loss)	(2,124)	(1,157)	(967)	(83.58)
Equity security investments gains (losses), net	(44)	105	(149)	(141.90)
Lease income	2,503	2,599	(96)	(3.69)
Management fee income	1,488	1,934	(446)	(23.06)
Other noninterest income	4,565	3,502	1,063	30.35
Total noninterest income	$32,668	$31,057	$1,611	5.19%

For the three months ended March 31, 2022, noninterest income increased by $1.6 million, or 5.2%, compared to the three months ended March 31, 2021.  The increase over the prior year is primarily the result of a $9.0 million increase in gains on sales of loans partially offset by increased losses arising from the loan servicing asset valuation of $3.1 million combined with lower gains on loans accounted for under the fair value option of $3.7 million.

The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three Months Ended March 31,		For years ended December 31,
	2022	2021	2021	2020	2019	2018
Amount of loans and leases originated	$865,063	$1,180,219	$4,480,725	$4,450,198	$2,001,886	$1,765,680
Guaranteed portions of loans sold	219,703	136,747	668,462	542,596	340,374	945,178
Outstanding balance of guaranteed loans sold (1)	2,786,403	2,843,963	2,756,915	2,819,625	2,746,480	3,045,460

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.

Loan Servicing Asset Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses, with the prepayment speed being one of the most sensitive assumptions.  For the three months ended March 31, 2022, there was a negative loan servicing revaluation adjustment of $1.6 million, compared to a positive adjustment of $1.5 million the three months ended March 31, 2021.  The decrease in the loan servicing asset revaluation from the first quarter of 2021 was largely related to prepayment speeds increasing over the prior year.

Net Gains on Sales of Loans: For the three months ended March 31, 2022, net gains on sales of loans increased $9.0 million, or 75.9%, compared to the first quarter of 2021. The volume of guaranteed loans sold increased $83.0 million, or 60.7%, in the first quarter of 2022 to $219.7 million from $136.7 million in the first quarter of 2021.  The volume of loan sales in the first quarter of 2022 was influenced by current market considerations. The average net gain on sale premium decreased from 110% to 109%, in the first quarters of 2021 and 2022, respectively, which was largely a product of the mix of loan sales combined with slightly lower premiums.

Net Gain on Loans Accounted for Under the Fair Value Option:  For the three months ended March 31, 2022, the net gain on loans accounted for under the fair value option decreased $3.7 million, or 87.8%, compared to the three months ended March 31, 2021. The carrying amount of loans accounted for under the fair value option at March 31, 2022 and 2021 was $625.7 million ($25.1 million classified as held for sale and $600.6 million classified as held for investment) and $826.7 million ($35.9 million classified as held for sale and $790.8 million classified as held for investment), respectively, a decrease of $201.1 million, or 24.3%.  The decreased net gain on loans accounted for under the fair value option during first quarter of 2022 as compared to the first quarter of 2021 was largely the result of significant economic forecasts improvements experienced to a greater degree in the first quarter of 2021 as compared to the first quarter of 2022.

Noninterest Expense

Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2022/2021 Increase (Decrease)
	2022	2021	Amount	Percent
Noninterest expense
Salaries and employee benefits	$38,507	$31,366	$7,141	22.77%
Non-employee expenses:
Travel expense	1,897	659	1,238	187.86
Professional services expense	2,791	3,831	(1,040)	(27.15)
Advertising and marketing expense	1,729	652	1,077	165.18
Occupancy expense	2,327	2,112	215	10.18
Technology expense	6,053	4,878	1,175	24.09
Equipment expense	3,816	3,701	115	3.11
Other loan origination and maintenance expense	3,113	3,327	(214)	(6.43)
Renewable energy tax credit investment impairment	—	3,127	(3,127)	(100.00)
FDIC insurance	1,972	1,765	207	11.73
Other expense	3,509	2,854	655	22.95
Total non-employee expenses	27,207	26,906	301	1.12
Total noninterest expense	$65,714	$58,272	$7,442	12.77%

Total noninterest expense for the three months ended March 31, 2022, increased $7.4 million, or 12.8%, compared to the same period in 2021. The increase in noninterest expense for the comparable three month period was largely driven by various components, as discussed below.

Salaries and employee benefits: Total personnel expense for the three months ended March 31, 2022 increased by $7.1 million, or 22.8%, compared to the same period in 2021.  The increase in salaries and employee benefits was principally related to continued investment in human resources to support strategic and growth initiatives.  Total full-time equivalent employees increased from 651 at March 31, 2021, to 842 at March 31, 2022.  Salaries and employee benefits expense included $5.0 million of stock-based compensation in the first quarter of both 2022 and 2021.  Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.

Travel expense:  Travel expenses increased $1.2 million, or 187.9%, compared to the same period in 2021.  Travel expenses increased primarily in relation to supporting both loan origination volume and the customer base as travel restrictions continued to ease.

Professional services expense:  Professional services expense decreased $1.0 million, or 27.1%, compared to the same period in 2021.  The decrease compared to the prior periods was largely driven by lower legal fees.

Advertising and marketing expense: Advertising and marketing expense increased $1.1 million, or 165.2%.  The increase over the first quarter of 2021 was largely a driven by renewed marketing events.

Technology expense: Technology expense is a new line item which replaces data processing expense in previous consolidated income statements.  This new line item includes data processing expense and other non-compensation related costs reclassified from equipment expense and other expense line items for software, computer and telecommunications.  This reclassification was made primarily to improve the clarity of expenses related to the Company’s ongoing technology initiatives and is reflected in all comparative periods of this filing.  Technology expense for the first quarter of 2022 was $6.1 million, a $1.2 million increase over the first quarter of 2021.  This increase was primarily related to enhanced investments in the Company’s technology resources.

Renewable energy tax credit investment impairment:  During the first quarter of 2021, the Company recognized $3.1 million in impairment charges related to a $3.9 million renewable energy tax credit investment that was fully funded. Investments of this type generate a return primarily through the realization of income tax credits and other benefits; accordingly, impairment of the investment amount is recognized in conjunction with the realization of related tax benefits.

Income Tax Expense

For the three months ended March 31, 2022, income tax expense was $8.4 million compared to $4.2 million for the first quarter of 2021, and the Company’s effective tax rates were 19.6% and 9.6%, respectively.  The effective tax rate for the first quarter of 2022 was principally influenced by anticipated renewable energy tax credits associated with investments expected in 2021 but delayed to 2022 due to supply chain issues.  The higher level of income tax expense for the first quarter of 2022 compared to the first quarter of 2021 was primarily driven by vesting of restricted stock unit awards with market price conditions during the first three months of 2021, as the fair value of these awards exceeded the total compensation cost recognized by the Company for book purposes.

Results of Segment Operations

The Company’s operations are managed along two primary operating segments Banking and Fintech.  A description of each segment and the methodologies used to measure financial performance is described in Note 11. Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.  Net income (loss) by operating segment is presented below:

	Three Months Ended March 31,
	2022	2021
Banking	$37,840	$41,056
Fintech	(1,749)	(907)
Other	(1,582)	(722)
Consolidated net income	$34,509	$39,427

Banking

For the three months ended March 31, 2022, net income decreased $3.2 million compared to the same period of 2021.

Net interest income increased $8.3 million, or 11.8%, compared to the same period of 2021.  See the analysis of net interest income included in the above section captioned “Net Interest Income and Margin” as it is predominantly related to the Banking segment.

See the analysis of provision for loan and lease credit losses included in the above section captioned “Provision for Loan and Lease Credit Losses” as it is entirely related to the Banking segment.

Noninterest income increased $1.4 million compared to the same period of 2021.  The increase was principally driven by an increase in net gains on sales of loans of $9.0 million and partially offset by a decrease in loan servicing asset revaluation of $3.1 million combined with a $3.7 million lower gain arising from loans accounted for under the fair value option.  See the analysis of these categories of noninterest income included in the above section captioned “Noninterest Income” for additional discussion.

Noninterest expense increased $5.8 million, or 10.4%, compared to same period of 2021.  See the analysis of these categories of noninterest expense included in the above section captioned “Noninterest Expense” for additional discussion.

For the three months ended March 31, 2022, income tax expense increased $4.4 million, or 95.2%, compared to the same period of 2021. See the above section captioned “Income Tax Expense.”

Fintech

For the three months ended March 31, 2022, net income decreased by $842 thousand compared to same period of 2021.  The decrease was principally due to heightened levels of salaries and benefits.

Noninterest expense increased $1.1 million compared to the same period of 2021.  As mentioned above, this increase was largely due increased levels of salaries and benefits.

Discussion and Analysis of Financial Condition

March 31, 2022 vs. December 31, 2021

Total assets at March 31, 2022 were $8.62 billion, an increase of $406.6 million, or 5.0%, compared to total assets of $8.21 billion at December 31, 2021. The growth in total assets was principally driven by the following:

•

Cash and cash equivalents, comprised of cash and due from banks and federal funds sold was $507.8 million at March 31, 2022, an increase of $304.0 million, or 149.2%, compared to $203.8 million at December 31, 2021.  This increase reflects liquidity planning through increased levels of deposits and heightened levels of loan sales.

•

Growth in total loans and leases held for investment and held for sale of $129.1 million resulting from strong origination activity in the first three months of 2022.  Total originations during the first three months of 2022 were $865.1 million.

Total investment securities available-for-sale decreased $61.5 million during the first three months of 2022, from $906.1 million at December 31, 2021, to $844.6 million at March 31, 2022, a decrease of 6.8%.  The decrease was largely the result of $50.6 million in unrealized losses arising from negative market impacts for the Company’s available-for-sale investment portfolio. At March 31, 2022, the investment portfolio was comprised of U.S. government agencies, U.S. government-sponsored entity mortgage-backed securities, municipal bonds and other debt securities.

Loans and leases held for sale decreased $87.9 million, or 7.9%, during the first three months of 2022, from $1.12 billion at December 31, 2021, to $1.03 billion at March 31, 2022. The decrease was primarily the result of strong loan sales in the first three months of 2022 combined with higher levels of loans being retained as held for investment.

Loans and leases held for investment increased $217.0 million, or 3.9%, during the first three months of 2022, from $5.52 billion at December 31, 2021, to $5.74 billion at March 31, 2022. The increase was primarily the result of the above-mentioned loan originations in 2022 combined with increased levels of loans retained as held for investment.  Excluding PPP loans, total loans and leases held for investment increased $348.0 million, or 6.6%, during the first three months of 2022.  All PPP loans are classified as held for investment.

Total deposits were $7.64 billion at March 31, 2022, an increase of $525.1 million, or 7.4%, from $7.11 billion at December 31, 2021. The increase in deposits is largely driven by significant loan origination efforts.

Borrowings decreased to $196.9 million at March 31, 2022 from $318.3 million at December 31, 2021.  This decrease was related principally to net curtailments of borrowings through the PPPLF in the first quarter of 2022 from PPP loan forgiveness. These PPPLF borrowings are used to help fund PPP loans.

Shareholders’ equity at March 31, 2022 was $713.3 million as compared to $715.1 million at December 31, 2021. The book value per share was $16.29 at March 31, 2022 compared to $16.39 at December 31, 2021. Average equity to average assets was 8.7% for the three months ended March 31, 2022 compared to 8.8% for the year ended December 31, 2021. The decrease in shareholders’ equity for the first three months of 2022 was principally the result of $38.5 million in other comprehensive loss associated with negative market impacts on the Company’s available-for-sale investment portfolio partially offset by net income of $34.5 million and stock-based compensation expense of $5.0 million.

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

Nonperforming assets and TDRs, excluding loans measured at fair value, at March 31, 2022 were $93.8 million, which represented a $13.6 million, or 16.9%, increase from December 31, 2021. These nonperforming assets at March 31, 2022 were comprised of $52.3 million in nonaccrual loans and leases and $198 thousand in foreclosed assets. Of the $93.8 million of nonperforming assets and TDRs, $52.4 million carried a government guarantee, leaving an unguaranteed exposure of $41.4 million in total nonperforming assets and TDRs at March 31, 2022. This represents an increase of $4.4 million, or 12.0%, from an unguaranteed exposure of $37.0 million at December 31, 2021.

The following table provides information with respect to nonperforming assets and troubled debt restructurings, excluding loans measured at fair value, at the dates indicated.

	March 31, 2022 (1)	December 31, 2021 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$52,303	$42,533
Total accruing loans and leases past due 90 days or more	—	—
Foreclosed assets	198	620
Total troubled debt restructurings	63,865	55,273
Less nonaccrual troubled debt restructurings	(22,563)	(18,210)
Total performing troubled debt restructurings	41,302	37,063
Total nonperforming assets and troubled debt restructurings	$93,803	$80,216
Allowance for credit losses on loans and leases	$63,058	$63,584
Total nonperforming loans and leases to total loans and leases held for investment	1.02%	0.87%
Total nonperforming loans and leases to total assets	0.65%	0.56%
Total nonperforming assets and troubled debt restructurings to total assets	1.17%	1.06%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.23%	1.30%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	120.56%	149.49%

(1)	Excludes loans measured at fair value.

	March 31, 2022 (1)	December 31, 2021 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S government (all on nonaccrual)	$32,828	$26,546
Total accruing loans and leases past due 90 days or more guaranteed by the U.S government	—	—
Foreclosed assets guaranteed by the U.S. government	162	490
Total troubled debt restructurings guaranteed by the U.S. government	33,766	26,954
Less nonaccrual troubled debt restructurings guaranteed by the U.S. government	(14,397)	(10,770)
Total performing troubled debt restructurings guaranteed by U.S. government	19,369	16,184
Total nonperforming assets and troubled debt restructurings guaranteed by the U.S. government	$52,359	$43,220
Allowance for credit losses on loans and leases	$63,058	$63,584
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.38%	0.33%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.24%	0.21%
Total nonperforming assets and troubled debt restructurings not guaranteed by the U.S. government to total assets	0.52%	0.49%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S government	323.79%	397.73%

(1)	Excludes loans measured at fair value.

Total nonperforming assets and TDRs, including loans measured at fair value, at March 31, 2022 were $164.7 million, which represented a $11.2 million, or 7.3%, increase from December 31, 2021. These nonperforming assets at March 31, 2022 were comprised of $92.3 million in nonaccrual loans and leases and $198 thousand in foreclosed assets. Of the $164.7 million of nonperforming assets and TDRs, $108.6 million carried a government guarantee, leaving an unguaranteed exposure of $56.1 million in total nonperforming assets and TDRs at March 31, 2022. This represents an increase of $3.6 million, or 6.8%, from an unguaranteed exposure of $52.5 million at December 31, 2021.

See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.

As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 7.1% at March 31, 2022, compared to 6.0% at December 31, 2021. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at both March 31, 2022 and December 31, 2021 were 2.6% and 2.3%, respectively.

As of March 31, 2022, and December 31, 2021, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $412.4 million and $372.7 million, respectively.  The following is a discussion of these loans and leases.  Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases.  For a complete description of the risk grading system, see Note 3. Loans and Leases Held for Investment and Credit Quality in the Company’s 2021 Form 10-K. At March 31, 2022, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $198.3 million resulting in unguaranteed exposure risk of $214.1 million, or 6.8% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2021 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $197.2 million resulting in unguaranteed exposure risk of $175.5 million, or 6.3% of total held for investment unguaranteed exposure carried at historical cost.  As of March 31, 2022, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Educational Services at 13.0%, Wine and Craft Beverage at 10.9%, Hotels at 9.5%, Entertainment Centers at 9.2%, Healthcare at 7.5%, Senior Care at 7.3%, Agriculture at 7.1%, Fitness Centers at 5.3%, Veterinary at 4.8% and Self Storage at 4.4%.  As of December 31, 2021, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Educational Services at 16.1%, Wine and Craft Beverage at 13.7%, Hotels at 11.8%, Entertainment Centers at 10.4%, Healthcare at 9.0%, Fitness Centers at 5.3%, Self Storage at 4.8%, Agriculture at 4.5% and Veterinary at 4.4%. Other than Hotels which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division.  The majority of the $40.0 million first quarter of 2022 increase in potential problem and classified loans and leases was comprised of borrowers largely concentrated in the Company’s more mature verticals.  Furthermore, the Company believes that its underwriting and credit quality standards have remained high and continues to consider changing economic conditions in a rising interest rate environment.

Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term.  At March 31, 2022, the Company had a total of $3.1 million in modified unguaranteed loans and leases.

Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted.  Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. At March 31, 2022, and December 31, 2021, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $310.8 million and $267.4 million, respectively. The increase in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during the first quarter of 2022 was principally confined to ten verticals: Senior Care ($18.5 million or 42.7%), Agriculture ($8.5 million or 19.7%), Venture Banking ($7.9 million or 18.3%), Solar Energy ($5.6 million or 12.9%), Rural Lending ($3.9 million or 9.0%), Bioenergy ($3.7 million or 8.6%), Veterinary ($3.4 million or 7.9%), Sponsor Finance ($2.9 million or 6.7%), Fitness Centers ($2.7 million or 6.2%) and Government Contracting ($2.6 million or 5.9%).  Partially offsetting the above increases were declines in Risk Grade 5 loans principally concentrated in three verticals: Educational Services ($6.3 million or 14.5%), Hotels ($3.9 million or 8.9%) and Wine and Craft Beverage ($2.9 million or 6.6%).  Other than Hotels, Sponsor Finance, Venture Banking, Solar Energy, Rural Lending, Bioenergy and Government Contracting, which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division.

At March 31, 2022, approximately 98.2% of loans and leases classified as Risk Grade 5 are performing with only one relationship having payments past due more than 30 days.  While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.  As government payment assistance began to expire toward the end of 2020, borrowers with continuing difficulties arising from the pandemic were provided additional relief through payment deferrals.  Management monitors these borrowers closely and has observed financial conditions continuing to improve.  Management has also noted that most loans with expired government assistance have been able to resume making regular payments.

Allowance for Credit Losses on Loans and Leases

The ACL of $63.6 million at December 31, 2021, decreased by $526 thousand, or 0.8%, to $63.1 million at March 31, 2022. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.2% and 1.3% at March 31, 2022 and December 31, 2021, respectively. Excluding PPP loans and related reserves, the ACL as a percentage of loans and leases held for investment at historical cost also amounted to 1.2% and 1.3% at March 31, 2022 and December 31, respectively.  The decrease in the ACL during the first quarter of 2022 was primarily due to continued improvement in forecasts related to employment and default expectations combined with the effect of higher than usual recoveries in certain verticals and overall growth in the loan and lease portfolio, as addressed more fully in the above section captioned “Provision for Loan and Lease Credit Losses” in “Results of Operations.”

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have decreased by $14.3 million since December 31, 2021.   Total loans and leases 90 or more days past due decreased $3.4 million, or 7.0%, compared to December 31, 2021.  The decrease was comprised of a $264 thousand decrease in unguaranteed exposure combined with a $3.2 million decrease in the guaranteed portion of past due loans compared to December 31, 2021.  At March 31, 2022 and December 31, 2021, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 0.6%.  Total unguaranteed loans and leases past due were comprised of $15.6 million carried at historical cost, a decrease of $991 thousand, and $5.7 million measured at fair value, an increase of $632 thousand, as of March 31, 2022 compared to December 31, 2021.  Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $63.1 million at March 31, 2022 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid, including but not limited to factors related to the above mentioned SBA delinquency effect and pandemic-susceptible borrowers. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the consolidated financial statements in this report.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At March 31, 2022, the total amount of these four items was $3.88 billion, or 45.0% of total assets, an increase of $461.7 million from $3.42 billion, or 41.6% of total assets, at December 31, 2021.

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

At March 31, 2022, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $842.1 million available to pledge as collateral.

Contractual Obligations

The Company has entered into significant fixed and determinable contractual obligations for future payments. Other than normal changes in the ordinary course of the Company’s operations, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2021. See the section titled “Liquidity Management” in Part II, Item 7 of the Company’s 2021 Form 10-K for additional discussion of contractual obligations.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. For more information, see Note 10. Commitments and Contingencies in the accompanying notes to unaudited condensed consolidated financial statements.

Asset/Liability Management and Interest Rate Sensitivity

One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps. As of March 31, 2022, the balance sheet’s total cumulative gap position was asset-sensitive at 4.6%.

The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, nor growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios to measure interest rate risk.  As of March 31, 2022, the Company’s interest rate risk profile under the earnings simulation model method remained asset-sensitive. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk by match funding assets and liabilities with similar rate instruments. The quarterly revaluation adjustment to the servicing asset, however, adjusts in an opposite direction to interest rate changes. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes, rates on cash accounts that adjusts as the federal funds rate changes and the longer duration of indeterminate term deposits.

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

Capital amounts and ratios as of March 31, 2022 and December 31, 2021, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - March 31, 2022
Common Equity Tier 1 (to Risk-Weighted Assets)	$724,078	12.10%	$269,237	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$788,020	13.17%	$478,644	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$724,078	12.10%	$358,983	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$724,078	8.87%	$326,400	4.00%	N/A	N/A
Bank - March 31, 2022
Common Equity Tier 1 (to Risk-Weighted Assets)	$677,361	11.88%	$256,554	4.50%	$370,578	6.50%
Total Capital (to Risk-Weighted Assets)	$741,303	13.00%	$456,096	8.00%	$570,120	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$677,361	11.88%	$342,072	6.00%	$456,096	8.00%
Tier 1 Capital (to Average Assets)	$677,361	8.38%	$323,278	4.00%	$404,098	5.00%
Consolidated - December 31, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$689,367	12.38%	$250,619	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$753,691	13.53%	$445,544	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$689,367	12.38%	$334,158	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$689,367	8.87%	$310,902	4.00%	N/A	N/A
Bank - December 31, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$640,652	12.05%	$239,201	4.50%	$345,512	6.50%
Total Capital (to Risk-Weighted Assets)	$704,976	13.26%	$425,246	8.00%	$531,557	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$640,652	12.05%	$318,934	6.00%	$425,246	8.00%
Tier 1 Capital (to Average Assets)	$640,652	8.32%	$307,931	4.00%	$384,914	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Accounting policies, as described in detail in the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. The Company’s most critical accounting policies and estimates listed below.  These estimates require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.

•	Allowance for credit losses;
•	Valuation of loans accounted for under the fair value option; and
•	Valuation of servicing assets.

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

The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 4.56% as of March 31, 2022, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments. Cumulative gap is a useful measure to monitor balance sheet match-funding, yet economic value of equity and net interest income simulations, discussed below, are more useful in understanding potential impacts to earnings from a change in interest rates.

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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending March 31, 2023 and 2024 and the Company’s EVE sensitivity at March 31, 2022. The simulation uses projected repricing of assets and liabilities at March 31, 2022 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, deposit betas and lags and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the results shown below as it will include growth considerations and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending March 31, 2023	12 Months Ending March 31, 2024	As of March 31, 2022
+400	8.4%	6.3%	(34.0)%
+300	6.3	4.6	(26.2)
+200	4.1	2.9	(17.8)
+100	2.0	1.4	(9.0)
-100	(5.2)	(5.7)	10.1

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

The EVE analysis shows that the Company would theoretically lose market value in a rising rate environment. The favorable EVE change resulting from the loan and lease portfolio in a rising rate analysis is more than offset by the devaluation of the interest-bearing liabilities. This is largely driven by the Company’s longer asset duration, primarily consisting of investments and loans, versus the shorter duration of its funding portfolio, primarily consisting of retail savings and short-term retail certificates of deposits. Increased fixed rate loan production since 2020, given the historical low market rate environment, has also been a significant driver in the model results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2022, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2022, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of March 31, 2022, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.  In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on its business, operating results or financial condition.

On March 12, 2021, a purported class action was filed against the Company in the United States District Court for the Eastern District of North Carolina, Joseph McAlear, individually and on behalf of all others similarly situated v. Live Oak Bancshares, Inc. et al.  The complaint alleges the existence of an agreement between the Company, nCino, Inc. and Apiture, LLC in which those companies purportedly sought to restrain the mobility of employees in violation of antitrust laws by agreeing not to solicit or hire each other’s employees.  The complaint alleges violations of Section 1 of the federal Sherman Act (15 U.S.C. § 1) and violations of Sections 75-1 and 75-2 of the North Carolina General Statutes.  The plaintiff seeks monetary damages, including treble damages, entitlement to restitution, disgorgement, attorneys’ fees, and pre- and post-judgment interest. On October 12, 2021, the Company reached an agreement to settle the case with a proposed class of all persons (with certain exclusions) employed by the Company or its wholly-owned subsidiary, Live Oak Banking Company, Apiture, Inc. or nCino, Inc. in North Carolina at any time from January 27, 2017, through March 31, 2021.  In the agreement, the Company agreed to pay $3.9 million.  On October 13, 2021, the plaintiff filed a motion for preliminary approval of the settlement, which the court granted by order entered on November 23, 2021.  After class-wide noticing, the plaintiff filed a motion for final approval on March 28, 2022, which the court granted by order entered on April 28, 2022.  Pursuant to the terms of the settlement, the Company expects the settlement to become finally effective no later than June 30, 2022.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: May 4, 2022	By:	/s/ William C. Losch III
William C. Losch III
Chief Financial Officer