Form 10-Q
period 2022-06-30
Live Oak Bancshares, Inc.
filed 2022-08-03
CIK 1462120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

As of August 2, 2022, there were 43,873,173 shares of the registrant’s voting common stock outstanding.

Live Oak Bancshares, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2022 (unaudited) and December 31, 2021*

(Dollars in thousands)

	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$580,493	$187,203
Federal funds sold	51,694	16,547
Certificates of deposit with other banks	4,250	4,750
Investment securities available-for-sale	927,968	906,052
Loans held for sale (includes $23,452 and $25,310 measured at fair value, respectively)	1,199,734	1,116,519
Loans and leases held for investment (includes $530,644 and $645,201 measured at fair value, respectively)	5,860,209	5,521,262
Allowance for credit losses on loans and leases	(65,863)	(63,584)
Net loans and leases	5,794,346	5,457,678
Premises and equipment, net	257,926	240,196
Foreclosed assets	191	620
Servicing assets	28,661	33,574
Other assets	275,634	250,254
Total assets	$9,120,897	$8,213,393
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$119,371	$89,279
Interest-bearing	8,036,373	7,022,765
Total deposits	8,155,744	7,112,044
Borrowings	86,209	318,289
Other liabilities	87,282	67,927
Total liabilities	8,329,235	7,498,260
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 43,854,011 and 43,494,046 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	320,924	310,970
Class B common stock, no par value, 10,000,000 shares authorized, none issued or outstanding at June 30, 2022 and 125,024 shares issued and outstanding at December 31, 2021	—	1,324
Retained earnings	530,021	400,893
Accumulated other comprehensive (loss) income	(59,283)	1,946
Total shareholders’ equity	791,662	715,133
Total liabilities and shareholders’ equity	$9,120,897	$8,213,393

*	Derived from audited consolidated financial statements.

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Income

For the three and six months ended June 30, 2022 and 2021 (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
Loans and fees on loans	$94,157	$84,780	$183,355	$169,773
Investment securities, taxable	4,046	2,975	7,445	5,904
Other interest earning assets	1,044	244	1,229	547
Total interest income	99,247	87,999	192,029	176,224
Interest expense
Deposits	18,777	14,820	33,125	31,764
Borrowings	536	1,717	1,191	3,048
Total interest expense	19,313	16,537	34,316	34,812
Net interest income	79,934	71,462	157,713	141,412
Provision for loan and lease credit losses	5,267	7,846	7,103	6,973
Net interest income after provision for loan and lease credit losses	74,667	63,616	150,610	134,439
Noninterest income
Loan servicing revenue	6,477	6,218	12,833	12,652
Loan servicing asset revaluation	(8,668)	(3,181)	(10,237)	(1,688)
Net gains on sales of loans	5,630	16,234	26,607	28,163
Net (loss) gain on loans accounted for under the fair value option	(4,461)	1,135	(3,945)	5,353
Equity method investments income (loss)	119,056	(2,278)	116,932	(3,435)
Equity security investments gains (losses), net	1,655	44,253	1,611	44,358
Lease income	2,510	2,616	5,013	5,215
Management fee income	2,558	1,473	4,046	3,407
Other noninterest income	3,772	3,641	8,337	7,143
Total noninterest income	128,529	70,111	161,197	101,168
Noninterest expense
Salaries and employee benefits	46,276	32,900	84,783	64,266
Travel expense	2,358	1,549	4,255	2,208
Professional services expense	3,988	3,329	6,779	7,160
Advertising and marketing expense	2,301	875	4,030	1,527
Occupancy expense	2,773	2,224	5,100	4,336
Technology expense	5,762	5,131	11,815	10,009
Equipment expense	3,784	3,721	7,600	7,422
Other loan origination and maintenance expense	3,022	3,307	6,135	6,634
Renewable energy tax credit investment impairment	50	—	50	3,127
FDIC insurance	2,164	1,704	4,136	3,469
Contributions and donations	5,515	686	6,238	1,480
Other expense	2,886	2,132	5,672	4,192
Total noninterest expense	80,879	57,558	146,593	115,830
Income before taxes	122,317	76,169	165,214	119,777
Income tax expense	25,278	12,587	33,666	16,768
Net income	$97,039	$63,582	$131,548	$103,009
Basic earnings per share	$2.22	$1.48	$3.01	$2.40
Diluted earnings per share	$2.16	$1.41	$2.92	$2.29

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2022 and 2021 (unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$97,039	$63,582	$131,548	$103,009
Other comprehensive (loss) income before tax:
Net unrealized (loss) gain on investment securities arising during the period	(29,967)	5,257	(80,561)	(11,031)
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	—	—	—	—
Other comprehensive (loss) income before tax	(29,967)	5,257	(80,561)	(11,031)
Income tax benefit (expense)	7,190	(1,262)	19,332	2,647
Other comprehensive (loss) income, net of tax	(22,777)	3,995	(61,229)	(8,384)
Total comprehensive income	$74,262	$67,577	$70,319	$94,625

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2022 and 2021 (unaudited)

(Dollars in thousands)

	Three Months Ended
	Common stock				Accumulated other
	Shares			Retained	comprehensive	Total
	Class A	Class B	Amount	earnings	income (loss)	equity
Balance at March 31, 2022	43,787,660	—	$315,607	$434,226	$(36,506)	$713,327
Net income	—	—	—	97,039	—	97,039
Other comprehensive loss	—	—	—	—	(22,777)	(22,777)
Issuance of restricted stock	17,156	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(197)	—	—	(197)
Stock option exercises	49,195	—	434	—	—	434
Stock option compensation expense	—	—	234	—	—	234
Restricted stock compensation expense	—	—	4,846	—	—	4,846
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	71	—	71
Cash dividends ($0.03 per share)	—	—	—	(1,315)	—	(1,315)
Balance at June 30, 2022	43,854,011	—	$320,924	$530,021	$(59,283)	$791,662

Balance at March 31, 2021	42,259,091	692,253	$305,855	$275,377	$9,128	$590,360
Net income	—	—	—	63,582	—	63,582
Other comprehensive income	—	—	—	—	3,995	3,995
Issuance of restricted stock	124,607	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(5,713)	—	—	(5,713)
Stock option exercises	188,509	—	951	—	—	951
Stock option compensation expense	—	—	353	—	—	353
Restricted stock compensation expense	—	—	3,767	—	—	3,767
Non-voting common stock converted to voting common stock in private sale	181,926	(181,926)	—	—	—	—
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	1,349	—	1,349
Cash dividends ($0.03 per share)	—	—	—	(1,297)	—	(1,297)
Balance at June 30, 2021	42,754,133	510,327	$305,213	$339,011	$13,123	$657,347

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)

For the three and six months ended June 30, 2022 and 2021 (unaudited)

(Dollars in thousands)

	Six Months Ended
	Common stock				Accumulated other
	Shares			Retained	comprehensive	Total
	Class A	Class B	Amount	earnings	income (loss)	equity
Balance at December 31, 2021	43,494,046	125,024	$312,294	$400,893	$1,946	$715,133
Net income	—	—	—	131,548	—	131,548
Other comprehensive loss	—	—	—	—	(61,229)	(61,229)
Issuance of restricted stock	112,693	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(3,091)	—	—	(3,091)
Employee stock purchase program	11,119	—	534	—	—	534
Stock option exercises	111,129	—	1,153	—	—	1,153
Stock option compensation expense	—	—	625	—	—	625
Restricted stock compensation expense	—	—	9,409	—	—	9,409
Non-voting common stock converted to voting common stock in private sale	125,024	(125,024)	—	—	—	—
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	207	—	207
Cash dividends ($0.06 per share)	—	—	—	(2,627)	—	(2,627)
Balance at June 30, 2022	43,854,011	—	$320,924	$530,021	$(59,283)	$791,662

Balance at December 31, 2020	41,344,689	1,107,757	$310,619	$235,724	$21,507	$567,850
Net income	—	—	—	103,009	—	103,009
Other comprehensive loss	—	—	—	—	(8,384)	(8,384)
Issuance of restricted stock	416,823	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(17,000)	—	—	(17,000)
Employee stock purchase program	5,686	—	296	—	—	296
Stock option exercises	389,505	—	2,164	—	—	2,164
Stock option compensation expense	—	—	697	—	—	697
Restricted stock compensation expense	—	—	8,437	—	—	8,437
Non-voting common stock converted to voting common stock in private sale	597,430	(597,430)	—	—	—	—
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	2,857	—	2,857
Cash dividends ($0.06 per share)	—	—	—	(2,579)	—	(2,579)
Balance at June 30, 2021	42,754,133	510,327	$305,213	$339,011	$13,123	$657,347

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021 (unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$131,548	$103,009
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	10,553	10,566
Provision for loan and lease credit losses	7,103	6,973
Amortization of premium on securities, net of accretion	2,378	3,489
Deferred tax expense	17,439	6,481
Originations of loans held for sale	(495,699)	(654,707)
Proceeds from sales of loans held for sale	529,989	456,873
Net gains on sale of loans held for sale	(26,607)	(28,163)
Net loss (gain) on sale of foreclosed assets	41	(100)
Net loss (gain) on loans accounted for under fair value option	3,945	(5,353)
Net decrease (increase) in servicing assets	4,913	(3,048)
Net gain on disposal of long-lived asset	—	(114)
Net loss (gain) on disposal of property and equipment	22	(48)
Impairment on premises and equipment, net	—	904
Equity method investments (income) loss	(116,932)	3,435
Equity security investments (gains) losses, net	(1,611)	(44,358)
Renewable energy tax credit investment impairment	50	3,127
Stock option compensation expense	625	697
Restricted stock compensation expense	9,409	8,437
Stock based compensation excess tax benefit	1,106	8,430
Changes in assets and liabilities:
Lease right-of-use assets and liabilities, net	569	(2)
Other assets	(11,017)	4,626
Other liabilities	9,847	(185)
Net cash provided (used) by operating activities	77,671	(119,031)
Cash flows from investing activities
Purchases of securities available-for-sale	(200,285)	(212,935)
Proceeds from sales, maturities, calls, and principal paydown of securities available-for-sale	95,429	130,617
Proceeds from SBA reimbursement/sale of foreclosed assets, net	333	3,141
Maturities of certificates of deposits with other banks	500	500
Loan and lease originations and principal collections, net	(449,892)	38,141
Proceeds from sale of long-lived asset	—	8,988
Proceeds from sale of equity security investment	—	15,000
Proceeds from sale of equity method investment	125,321	—
Proceeds from sale of premises and equipment	2	84
Purchases of premises and equipment, net	(28,231)	(1,232)
Net cash used by investing activities	(456,823)	(17,696)

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

For the six months ended June 30, 2022 and 2021 (unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities
Net increase in deposits	$1,043,700	$808,005
Proceeds from borrowings	12,051	594,791
Repayment of borrowings	(244,131)	(1,128,446)
Stock option exercises	1,153	2,164
Employee stock purchase program	534	296
Withholding cash issued in lieu of restricted stock and other	(3,091)	(17,000)
Shareholder dividend distributions	(2,627)	(2,579)
Net cash provided by financing activities	807,589	257,231
Net increase in cash and cash equivalents	428,437	120,504
Cash and cash equivalents, beginning	203,750	318,320
Cash and cash equivalents, ending	$632,187	$438,824

Supplemental disclosures of cash flow information
Interest paid	$34,850	$35,687
Income tax paid, net	6,778	9,043

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding losses on available-for-sale securities, net of taxes	$(61,229)	$(8,384)
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	11,278	9,837
Net transfers between foreclosed real estate and SBA receivable	55	150
Transfer of loans held for sale to loans and leases held for investment	88,915	434,322
Transfer of loans and leases held for investment to loans held for sale	227,705	156,698
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	207	2,857
Recording of secured borrowing	—	3,993
Equity method investment commitments	10,566	—
Equity security investment commitments	415	2,250

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

The Company’s wholly owned subsidiaries include the Bank, Government Loan Solutions, Inc. (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi Advisors”).

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

General

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities Exchange Commission on February 24, 2022 (SEC File No. 001-37497) (the "2021 Form 10-K"). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2021 Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2021 Form 10-K.

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

Business Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management has determined that the Company has two reportable operating segments: Banking and Fintech, as discussed more fully in Note 11. Segments. In determining the appropriateness of a segment definition, the Company considers the criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting.

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

In June 2022, the FASB issued ASU No. 2022-03 “Fair Value Measurement (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Restrictions” (“ASU 2022-03”). ASU 2022-03 indicates a contractual sale restriction on equity securities should not be considered in measuring fair value, however, disclosure should be made about such restrictions. The amendments in this standard will be effective for the Company on January 1, 2024. The Company does not believe this standard will have a material impact on its consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings per share:
Net income	$97,039	$63,582	$131,548	$103,009
Weighted-average basic shares outstanding	43,824,707	43,173,312	43,763,681	42,924,844
Basic earnings per share	$2.22	$1.48	$3.01	$2.40
Diluted earnings per share:
Net income, for diluted earnings per share	$97,039	$63,582	$131,548	$103,009
Total weighted-average basic shares outstanding	43,824,707	43,173,312	43,763,681	42,924,844
Add effect of dilutive stock options and restricted stock grants	978,571	1,889,080	1,252,082	1,956,158
Total weighted-average diluted shares outstanding	44,803,278	45,062,392	45,015,763	44,881,002
Diluted earnings per share	$2.16	$1.41	$2.92	$2.29
Anti-dilutive shares	869,753	9,319	869,753	9,319

Note 4. Securities

Available-for-Sale

The carrying amount of securities and their approximate fair values are reflected in the following table:

June 30, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US government agencies	$17,446	$12	$71	$17,387
Mortgage-backed securities	982,788	503	78,365	904,926
Municipal bonds	3,235	—	70	3,165
Other debt securities	2,500	—	10	2,490
Total	$1,005,969	$515	$78,516	$927,968

December 31, 2021
US government agencies	$10,444	$193	$—	$10,637
Mortgage-backed securities	887,302	14,246	12,209	889,339
Municipal bonds	3,246	333	3	3,576
Other debt securities	2,500	—	—	2,500
Total	$903,492	$14,772	$12,212	$906,052

During the three months ended June 30, 2022, nine mortgage-backed securities totaling $18.8 million were settled. During the three months ended June 30, 2021, one US government agency matured at $5.0 million and four mortgage-backed securities totaling $10.4 million were settled.

During the six months ended June 30, 2022, eighteen mortgage-backed securities totaling $32.7 million were settled. During the six months ended June 30, 2021, one US government agency matured at $5.0 million and six mortgage-backed securities totaling $16.9 million were settled.

Accrued interest receivable on available-for-sale securities totaled $2.3 million and $1.9 million at June 30, 2022 and December 31, 2021, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$9,375	$71	$—	$—	$9,375	$71
Mortgage-backed securities	637,947	44,226	216,231	34,139	854,178	78,365
Municipal bonds	3,072	64	93	6	3,165	70
Other debt securities	490	10	—	—	490	10
Total	$650,884	$44,371	$216,324	$34,145	$867,208	$78,516

	Less Than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$479,322	$8,503	$110,633	$3,706	$589,955	$12,209
Municipal bonds	—	—	96	3	96	3
Total	$479,322	$8,503	$110,729	$3,709	$590,051	$12,212

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

At June 30, 2022, there were seventy-three mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months. There were three US government agency securities, two hundred eighty-seven mortgage-backed securities, one municipal bond, and one other debt security in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2021 were comprised of thirty-one mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months, and one hundred forty-two mortgage-backed securities in unrealized loss positions for less than 12 months.

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

All mortgage-backed securities in the Company’s portfolio at June 30, 2022 and December 31, 2021 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of investment securities by maturity:

	June 30, 2022
	Available-for-Sale
	Amortized cost	Fair value
US government agencies
Within one year	$7,503	$7,502
One to five years	9,943	9,885
Total	17,446	17,387
Mortgage-backed securities
One to five years	121,946	117,826
Five to ten years	224,820	206,806
After 10 years	636,022	580,294
Total	982,788	904,926
Municipal bonds
Five to ten years	3,136	3,072
After 10 years	99	93
Total	3,235	3,165
Other debt securities
Within one year	500	490
One to five years	2,000	2,000
Total	2,500	2,490

Total	$1,005,969	$927,968

Mortgage-backed securities are included in maturity categories based on their contractual maturity date. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

There were no securities pledged at June 30, 2022 or December 31, 2021.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Equity Method Accounting

The carrying amount and ownership percentage of each equity investment over which the Company has significant influence at June 30, 2022 and December 31, 2021 is reflected in the following table:

	June 30, 2022		December 31, 2021
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$63,402	40.3%	$52,323	39.1%
Canapi Ventures SBIC Fund, LP (1) (4)	19,435	2.9%	19,431	2.9%
Canapi Ventures Fund, LP (2) (4)	2,407	1.5%	2,402	1.5%
Canapi Ventures Fund II, LP (3) (4)	7,500	1.7%	—	N/A
Other fintech investments in private companies (5)	248	Various	5,330	Various
Other (6)	12,284	Various	4,664	Various
Total	$105,276		$84,150

(1)	Includes unfunded commitments of $5.8 million and $6.8 million as of June 30, 2022 and December 31, 2021, respectively.
(2)	Includes unfunded commitments of $652 thousand and $770 thousand as of June 30, 2022 and December 31, 2021, respectively.
(3)	Includes unfunded commitments of $7.1 million as of June 30, 2022. There were no unfunded commitments as of December 31, 2021.
(4)	Investee is accounted for under equity method due to the Company's participation as an investment advisor.
(5)

As of June 30, 2022, other fintech investments include Payrailz, LLC and Kwipped, Inc. As of December 31, 2021, other fintech investments include Finxact, Inc., Payrailz, LLC and Kwipped, Inc. On April 1, 2022, the Company sold its investment in Finxact, Inc. resulting in a pre-tax gain of $120.5 million.  Investees are accounted for under equity method due to the Company's ability to exercise significant influence through executive management's board involvement.

(6)	Other includes affordable housing and solar income tax credit projects. Includes unfunded commitments of $3.5 million as of June 30, 2022. There were no unfunded commitments as of December 31, 2021.

Equity Security Accounting

The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis as of June 30, 2022 and as of and for the six months ended June 30, 2022 and 2021 is reflected in the following table:

		As of and for the six month period ended
	Cumulative Adjustments	June 30, 2022	June 30, 2021
Carrying value (1)		$72,760	$62,341
Carrying value adjustments:
Impairment	$—	—	—
Upward changes for observable prices (2)	49,961	1,492	30,197
Downward changes for observable prices	(86)	—	—
Net upward change	$49,875	$1,492	$30,197

(1)	Includes $3.2 million and $2.1 million in unfunded commitments as of June 30, 2022, and June 30, 2021, respectively.
(2)	Excludes $13.9 million in realized cash gains for the sale of an investment in the second quarter of 2021.

For the three and six months ended June 30, 2022, the Company recognized unrealized gains on all equity securities held at the reporting date of $1.5 million and $1.4 million, respectively. For the three and six months ended June 30, 2021, the Company recognized unrealized gains on all equity securities held at the reporting date of $30.2 million.

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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option[1]	Total Loans and Leases
June 30, 2022
Commercial & Industrial
Small Business Banking	$1,232,869	$5,399	$13,240	$18,639	$1,251,508	$210,986	$1,462,494
Specialty Lending	1,122,411	554	166	720	1,123,131	56,441	1,179,572
Paycheck Protection Program	63,851	14	10	24	63,875	—	63,875
Total	2,419,131	5,967	13,416	19,383	2,438,514	267,427	2,705,941
Construction & Development
Small Business Banking	323,530	—	1,366	1,366	324,896	—	324,896
Specialty Lending	98,298	—	—	—	98,298	—	98,298
Total	421,828	—	1,366	1,366	423,194	—	423,194
Commercial Real Estate
Small Business Banking	1,722,856	7,609	1,204	8,813	1,731,669	199,197	1,930,866
Specialty Lending	365,214	—	1,631	1,631	366,845	19,879	386,724
Total	2,088,070	7,609	2,835	10,444	2,098,514	219,076	2,317,590
Commercial Land
Small Business Banking	371,299	—	1,917	1,917	373,216	44,141	417,357
Total	371,299	—	1,917	1,917	373,216	44,141	417,357
Total	$5,300,328	$13,576	$19,534	$33,110	$5,333,438	$530,644	$5,864,082
Net deferred fees							(3,873)
Loans and Leases, Net							$5,860,209

Guaranteed Balance	$1,903,647	$11,105	$14,428	$25,533	$1,929,180	$58,045	$1,987,225
% Guaranteed	35.9%	81.8%	73.9%	77.1%	36.2%	10.9%	33.9%

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option[1]	Total Loans and Leases
December 31, 2021
Commercial & Industrial
Small Business Banking	$1,103,915	$13,171	$7,320	$20,491	$1,124,406	$248,806	$1,373,212
Specialty Lending	875,367	—	—	—	875,367	64,525	939,892
Paycheck Protection Program	266,893	68	1,414	1,482	268,375	—	268,375
Total	2,246,175	13,239	8,734	21,973	2,268,148	313,331	2,581,479
Construction & Development
Small Business Banking	275,786	—	1,366	1,366	277,152	—	277,152
Specialty Lending	82,014	—	—	—	82,014	—	82,014
Total	357,800	—	1,366	1,366	359,166	—	359,166
Commercial Real Estate
Small Business Banking	1,577,765	5,802	10,761	16,563	1,594,328	250,856	1,845,184
Specialty Lending	285,373	—	2,315	2,315	287,688	19,481	307,169
Total	1,863,138	5,802	13,076	18,878	1,882,016	270,337	2,152,353
Commercial Land
Small Business Banking	362,881	7,399	2,055	9,454	372,335	61,533	433,868
Total	362,881	7,399	2,055	9,454	372,335	61,533	433,868
Total	$4,829,994	$26,440	$25,231	$51,671	$4,881,665	$645,201	$5,526,866
Net deferred fees							(5,604)
Loans and Leases, Net							$5,521,262

Guaranteed Balance	$2,037,509	$18,421	$16,440	$34,861	$2,072,370	$77,722	$2,150,092
% Guaranteed	42.2%	69.7%	65.2%	67.5%	42.5%	12.0%	38.9%

(1)

The Company measures the carrying value of the retained portion of certain loans sold at fair value under FASB ASC Subtopic 825-10, Financial Instruments: Overall. See Note 9. Fair Value of Financial Instruments for additional information.

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

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total[1]
June 30, 2022
Small Business Banking
Risk Grades 1 - 4	$518,034	$1,108,441	$754,628	$486,036	$237,809	$245,570	$59,148	$373	$3,410,039
Risk Grade 5	3,925	8,839	39,239	44,173	41,524	46,087	2,755	—	186,542
Risk Grades 6 - 8	1,055	2,147	12,473	23,155	13,046	30,637	2,021	174	84,708
Total	523,014	1,119,427	806,340	553,364	292,379	322,294	63,924	547	3,681,289
Specialty Lending
Risk Grades 1 - 4	318,872	626,731	228,784	66,903	32,854	26,602	157,375	5,279	1,463,400
Risk Grade 5	—	23,832	31,290	21,965	9,830	10,817	9,348	—	107,082
Risk Grades 6 - 8	—	4,398	17	2,993	8,728	1,631	25	—	17,792
Total	318,872	654,961	260,091	91,861	51,412	39,050	166,748	5,279	1,588,274
Paycheck Protection Program
Risk Grades 1 - 4	—	51,883	11,992	—	—	—	—	—	63,875
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	—	—	—	—	—	—	—
Total	—	51,883	11,992	—	—	—	—	—	63,875
Total	$841,886	$1,826,271	$1,078,423	$645,225	$343,791	$361,344	$230,672	$5,826	$5,333,438

	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total[1]
December 31, 2021
Small Business Banking
Risk Grades 1 - 4	$1,051,775	$853,250	$522,407	$285,397	$188,858	$116,645	$46,356	$1,771	$3,066,459
Risk Grade 5	7,838	19,651	65,715	60,615	37,661	13,933	5,066	195	210,674
Risk Grades 6 - 8	2,517	8,667	27,696	14,545	14,193	21,239	1,457	774	91,088
Total	1,062,130	881,568	615,818	360,557	240,712	151,817	52,879	2,740	3,368,221
Specialty Lending
Risk Grades 1 - 4	644,851	238,409	73,978	42,452	38,703	—	133,889	1,816	1,174,098
Risk Grade 5	2,250	17,677	5,497	10,415	17,104	—	2,953	848	56,744
Risk Grades 6 - 8	—	17	3,166	8,654	—	2,315	75		14,227
Total	647,101	256,103	82,641	61,521	55,807	2,315	136,917	2,664	1,245,069
Paycheck Protection Program
Risk Grades 1 - 4	204,803	63,572	—	—	—	—	—	—	268,375
Risk Grade 5	—	—	—	—	—	—	—	—	—
Risk Grades 6 - 8	—	—	—	—	—	—	—	—	—
Total	204,803	63,572	—	—	—	—	—	—	268,375
Total	$1,914,034	$1,201,243	$698,459	$422,078	$296,519	$154,132	$189,796	$5,404	$4,881,665

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Excludes $530.6 million and $645.2 million of loans accounted for under the fair value option as of June 30, 2022 and December 31, 2021, respectively.

The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

June 30, 2022	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Risk Grades 1 - 4	$4,937,314	$1,732,613	$3,204,701	35.1%
Risk Grade 5	293,624	127,695	165,929	43.5
Risk Grades 6 - 8	102,500	68,872	33,628	67.2
Total	$5,333,438	$1,929,180	$3,404,258	36.2%

December 31, 2021	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Risk Grades 1 - 4	$4,508,932	$1,875,152	$2,633,780	41.6%
Risk Grade 5	267,418	134,221	133,197	50.2
Risk Grades 6 - 8	105,315	62,997	42,318	59.8
Total	$4,881,665	$2,072,370	$2,809,295	42.5%
(1)	Excludes $530.6 million and $645.2 million of loans accounted for under the fair value option as of June 30, 2022 and December 31, 2021, respectively.

Nonaccrual Loans and Leases

As of June 30, 2022 and December 31, 2021 there were no loans greater than 90 days past due and still accruing. There was no      interest income recognized on nonaccrual loans and leases during the three and six months ended June 30, 2022 and 2021. Nonaccrual loans and leases are generally included in the held for investment portfolio. Accrued interest receivable on loans totaled $33.1 million and $31.0 million at June 30, 2022 and December 31, 2021, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Nonaccrual loans and leases held for investment as of June 30, 2022 and December 31, 2021 are as follows:

June 30, 2022	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$19,763	$16,542	$3,221	$407
Specialty Lending	166	166	—	—
Payroll Protection Program	24	24	—	—
Total	19,953	16,732	3,221	407
Construction & Development
Small Business Banking	1,366	1,201	165	—
Total	1,366	1,201	165	—
Commercial Real Estate
Small Business Banking	17,708	11,925	5,783	3,519
Specialty Lending	1,631	—	1,631	1,631
Total	19,339	11,925	7,414	5,150
Commercial Land
Small Business Banking	5,110	3,936	1,174	196
Total	5,110	3,936	1,174	196
Total	$45,768	$33,794	$11,974	$5,753

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$16,911	$13,981	$2,930	$—
Payroll Protection Program	1,482	1,482	—	—
Total	18,393	15,463	2,930	—
Construction & Development
Small Business Banking	3,884	1,201	2,683	—
Total	3,884	1,201	2,683	—
Commercial Real Estate
Small Business Banking	12,410	5,226	7,184	5,169
Specialty Lending	2,315	507	1,808	1,808
Total	14,725	5,733	8,992	6,977
Commercial Land
Small Business Banking	5,531	4,148	1,383	—
Total	5,531	4,148	1,383	—
Total	$42,533	$26,545	$15,988	$6,977
(1)	Excludes nonaccrual loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of June 30, 2022 and December 31, 2021:

	Total Collateral Dependent Loans			Unguaranteed Portion
June 30, 2022	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$2,730	$9,770	$25	$414	$2,061	$25	$1,631
Total	2,730	9,770	25	414	2,061	25	1,631
Construction & Development
Small Business Banking	1,354	—	—	153	—	—	56
Total	1,354	—	—	153	—	—	56
Commercial Real Estate
Small Business Banking	836	1,192	39	194	18	9	73
Total	836	1,192	39	194	18	9	73
Commercial Land
Small Business Banking	1,922	—	—	382	—	—	61
Total	1,922	—	—	382	—	—	61
Total	$6,842	$10,962	$64	$1,143	$2,079	$34	$1,821

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Total Collateral Dependent Loans			Unguaranteed Portion
December 31, 2021	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$698	$7,475	$—	$152	$449	$—	$235
Total	698	7,475	—	152	449	—	235
Construction & Development
Specialty Lending	3,858	—	—	2,657	—	—	57
Total	3,858	—	—	2,657	—	—	57
Commercial Real Estate
Small Business Banking	5,172	700	64	4,038	14	13	65
Specialty Lending	512	—	—	6	—	—	—
Total	5,684	700	64	4,044	14	13	65
Commercial Land
Small Business Banking	5,541	—	—	1,393	—	—	601
Total	5,541	—	—	1,393	—	—	601
Total	$15,781	$8,175	$64	$8,246	$463	$13	$958

Allowance for Credit Losses - Loans and Leases

See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2021 Form 10-K for a description of the methodologies used to estimate the allowance for credit losses (“ACL”).

The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
June 30, 2022
Beginning Balance	$34,162	$4,102	$21,614	$3,180	$63,058
Charge offs	(1,812)	—	(433)	(318)	(2,563)
Recoveries	35	—	66	—	101
Provision	8,793	(598)	(3,407)	479	5,267
Ending Balance	$41,178	$3,504	$17,840	$3,341	$65,863
June 30, 2021
Beginning Balance	$26,577	$5,887	$18,646	$1,307	$52,417
Charge offs	(225)	(262)	(2,173)	—	(2,660)
Recoveries	137	—	108	—	245
Provision	950	607	5,582	707	7,846
Ending Balance	$27,439	$6,232	$22,163	$2,014	$57,848

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
June 30, 2022
Beginning Balance	$37,770	$3,435	$19,068	$3,311	$63,584
Charge offs	(4,635)	—	(433)	(652)	(5,720)
Recoveries	180	—	716	—	896
Provision	7,863	69	(1,511)	682	7,103
Ending Balance	$41,178	$3,504	$17,840	$3,341	$65,863
June 30, 2021
Beginning Balance	$26,941	$5,663	$18,148	$1,554	$52,306
Charge offs	(377)	(262)	(2,690)	(12)	(3,341)
Recoveries	146	—	1,764	—	1,910
Provision	729	831	4,941	472	6,973
Ending Balance	$27,439	$6,232	$22,163	$2,014	$57,848

During the three and six months ended June 30, 2022, the ACL increased primarily as a result of charge-offs that contributed to increased loss given default rates. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period.

During the three and six month periods ended June 30, 2021, increases to the ACL were primarily related to the severity of forecasted unemployment rates and ongoing developments as a result of the COVID-19 pandemic. Additionally, the provision expense was impacted by loan and lease growth and net charge-offs during the period. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period.

The following tables represent the types of loans modified as troubled debt restructurings (“TDRs”) during the periods presented:

	Three Months Ended June 30, 2022
	Interest Only		Payment Deferral		Extend Amortization		Other		Total TDRs(1)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Specialty Lending	—	$—	1	$734	—	$—	—	$—	1	$734
Total	—	—	1	734	—	—	—	—	1	734
Total	—	$—	1	$734	—	$—	—	$—	1	$734
(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.
	Six Months Ended June 30, 2022
	Interest Only		Payment Deferral		Extend Amortization		Other(1)		Total TDRs(2)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	3	$3,119	2	$1,528	1	$527	6	$5,174
Specialty Lending	—	—	1	734	—	—	—	—	1	734
Total	—	—	4	3,853	2	1,528	1	527	7	5,908
Commercial Real Estate
Small Business Banking	—	—	—	—	1	4,847	—	—	1	4,847
Total	—	—	—	—	1	4,847	—	—	1	4,847
Total	—	$—	4	$3,853	3	$6,375	1	$527	8	$10,755
(1)	Includes one small business banking loan with extend amortization and a rate concession TDR.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(2)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

	Three Months Ended June 30, 2021
	Interest Only		Payment Deferral		Extend Amortization		Other		Total TDRs(1)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	2	$2,887	—	$—	—	$—	2	$2,887
Total	—	—	2	2,887	—	—	—	—	2	2,887
Commercial Real Estate
Small Business Banking	—	—	3	3,732	—	—	—	—	3	3,732
Total	—	—	3	3,732	—	—	—	—	3	3,732
Total	—	$—	5	$6,619	—	$—	—	$—	5	$6,619
(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.
	Six Months Ended June 30, 2021
	Interest Only		Payment Deferral		Extend Amortization		Other(1)		Total TDRs(2)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	3	$6,097	—	$—	—	$—	3	$6,097
Total	—	—	3	6,097	—	—	—	—	3	6,097
Commercial Real Estate
Small Business Banking	—	—	4	3,782	—	—	1	3,124	5	6,906
Total	—	—	4	3,782	—	—	1	3,124	5	6,906
Total	—	$—	7	$9,879	—	$—	1	$3,124	8	$13,003

(1)   Includes one small business banking loan with extend amortization and a rate concession TDR.

(2)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Concessions made to improve a loan and lease’s performance have varying degrees of success. Two TDRs that were modified within the twelve months ended June 30, 2022 subsequently defaulted during the three months ended June 30, 2022. The two TDR defaults were Commercial & Industrial Small Business Banking loans. One of the defaults had previously been modified to extend amortization and had a recorded investment of $349 thousand at June 30, 2022. The second default had previously been modified for a payment deferral and had a recorded investment of $2.1 million at June 30, 2022. There was one TDR that was modified within the twelve months ended June 30, 2022 that subsequently defaulted during the six months ended June 30, 2022. The TDR had previously been modified for a payment deferral and had a recorded investment of $633 thousand at June 30, 2022.

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

Direct Financing Leases

Interest income on direct financing leases is recognized when earned.  Unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.  The term of each lease is generally 3 to 7 years which is consistent with the useful life of the equipment with no residual value.  The net investment in direct finance leases included in loans and leases held for investment are as follows:

	June 30, 2022	December 31, 2021
Gross direct finance lease payments receivable	$5,490	$7,333
Less – unearned interest	(662)	(998)
Net investment in direct financing leases	$4,828	$6,335

Future minimum lease payments under finance leases are as follows:

As of June 30, 2022	Amount
2022	$517
2023	2,182
2024	1,570
2025	1,104
2026	117
Total	$5,490

Interest income of $93 thousand and $172 thousand was recognized in the three months ended June 30, 2022 and 2021, respectively. Interest income of $208 thousand and $358 thousand was recognized in the six months ended June 30, 2022 and 2021, respectively.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2022 and December 31, 2021, the Company had a net investment of $119.1 million and $123.9 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $163.4 million as of June 30, 2022 and December 31, 2021 and accumulated depreciation was $44.3 million and $39.5 million as of June 30, 2022 and December 31, 2021, respectively. Depreciation expense recognized on these assets for the three months ended June 30, 2022 and 2021 was $2.4 million. Depreciation expense recognized on these assets for the six months ended June 30, 2022 and 2021 was $4.8 million and $4.9 million, respectively.

Lease income of $2.4 million was recognized in the three months ended June 30, 2022 and 2021. Lease income of $4.7 million and $4.8 million was recognized in the six months ended June 30, 2022 and 2021, respectively.

A maturity analysis of future minimum lease payments to be received under non-cancelable operating leases is as follows:

As of June 30, 2022	Amount
2022	$4,001
2023	9,075
2024	8,808
2025	8,935
2026	8,923
Thereafter	22,253
Total	$61,995

Note 7. Servicing Assets

Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $2.26 billion and $2.29 billion at June 30, 2022 and December 31, 2021, respectively. The unpaid principal balance for all loans serviced for others was $3.33 billion and $3.30 billion at June 30, 2022 and December 31, 2021, respectively.

The following summarizes the activity pertaining to servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$36,286	$37,744	$33,574	$33,918
Additions, net	1,043	2,403	5,324	4,736
Fair value changes:
Due to changes in valuation inputs or assumptions	(5,436)	(59)	(4,048)	2,887
Decay due to increases in principal paydowns or runoff	(3,232)	(3,122)	(6,189)	(4,575)
Balance at end of period	$28,661	$36,966	$28,661	$36,966

The fair value of servicing rights was determined using a weighted average discount rate of 16.2% on June 30, 2022 and 9.6% on June 30, 2021. The fair value of servicing rights was determined using a weighted average prepayment speed of 15.9% on June 30, 2022 and 17.5% on June 30, 2021, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.

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

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Borrowings

Total outstanding borrowings consisted of the following:

	June 30, 2022	December 31, 2021
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$38,006	$42,734

In April 2020, the Company entered into the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF"). Under the PPPLF, advances must be secured by pledges of loans to small businesses originated by the Company under the U.S. Small Business Administration's 7(a) loan program titled the Paycheck Protection Program. The PPPLF accrues interest at thirty-five basis points and matures at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, ranging from February 9, 2026 to April 14, 2026, and will be accelerated on and to the extent of any 7(a) loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company shall repay the advance plus accrued interest. This $48.2 million borrowing was fully advanced at June 30, 2022.

	48,201	267,550

In September 2020, the Company renewed a $50.0 million revolving line of credit originally issued in 2017 with a third party correspondent bank. Subsequently on October 20, 2021, the Company renewed and increased the revolving line of credit from $50.0 million to $100.0 million and increased the term from 12 months to 36 months. The line of credit is unsecured and accrues interest at 30-day SOFR plus 1.25%, with an interest rate cap of 4.25% and an interest rate floor of 2.75%.  Payments are interest only with all principal and accrued interest due at maturity on October 10, 2024. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. The Company paid the Lender a non-refundable $750 thousand loan origination fee upon signing of the Note that will be amortized into interest expense over the life of the loan.  The Company made an advance of $8.0 million on December 20, 2021 and $12.0 million on March 16, 2022. The Company paid down this balance in full on May 20, 2022 and there is $100.0 million of available credit remaining at June 30, 2022.

	—	8,000
Other short term debt (1)	2	5
Total borrowings	$86,209	$318,289

(1)	Includes finance leases.

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $167.5 million of available funding as of June 30, 2022 and December 31, 2021. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of June 30, 2022 and December 31, 2021.

The Company has entered into a repurchase agreement with a third party for an amount up to $5.0 million as of June 30, 2022 and December 31, 2021.  At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received.  The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of June 30, 2022 and December 31, 2021.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. At June 30, 2022 and December 31, 2021, the Company had approximately $2.13 billion and $2.02 billion, respectively, in borrowing capacity available under these agreements.  There are no advances outstanding and no collateral pledged as of June 30, 2022 and December 31, 2021.

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $2.63 billion and $2.44 billion as of June 30, 2022 and December 31, 2021, respectively.  At June 30, 2022 and December 31, 2021, the Company had approximately $2.22 billion and $2.04 billion, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of June 30, 2022 and December 31, 2021.

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

Recurring Fair Value

The table below provides a rollforward of the Level 3 equity warrant asset fair values.

	Three Months Ended June 30,		Six Months Ended June 30,
Equity Warrant Assets	2022	2021	2022	2021
Balance at beginning of period	$2,328	$1,314	$1,672	$908
Issuances	48	16	704	37
Net gains on derivative instruments	46	385	46	770
Settlements	—	(135)	—	(135)
Balance at end of period	$2,422	$1,580	$2,422	$1,580

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2022	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$17,387	$—	$17,387	$—
Mortgage-backed securities	904,926	—	904,926	—
Municipal bonds(1)	3,165	—	3,072	93
Other debt securities(2)	2,490	—	2,000	490
Loans held for sale	23,452	—	—	23,452
Loans held for investment	530,644	—	—	530,644
Servicing assets(3)	28,661	—	—	28,661
Mutual fund	2,321	—	2,321	—
Equity warrant assets	2,422	—	—	2,422
Total assets at fair value	$1,515,468	$—	$929,706	$585,762

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$10,637	$—	$10,637	$—
Mortgage-backed securities	889,339	—	889,339	—
Municipal bonds(1)	3,576	—	3,480	96
Other debt securities(2)	2,500	—	2,500	—
Loans held for sale	25,310	—	—	25,310
Loans held for investment	645,201	—	—	645,201
Servicing assets(3)	33,574	—	—	33,574
Mutual fund	2,379	—	2,379	—
Equity warrant assets	1,672	—	—	1,672
Total assets at fair value	$1,614,188	$—	$908,335	$705,853

(1)

During the three and six months ended June 30, 2022, the Company recorded a fair value adjustment loss of $1 thousand and $3 thousand, respectively. During the three and six months ended June 30, 2021, the Company recorded no fair value adjustment gain/loss.

(2)

During the three and six months ended June 30, 2022 the Company recorded a fair value adjustment loss of $10 thousand. During the three and six months ended June 30, 2021, the Company recorded no fair value adjustment gain/loss.

(3)	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets.

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

There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at June 30, 2022 or December 31, 2021. The unpaid principal balance of unguaranteed exposure for nonaccruals was $4.6 million and $6.9 million at June 30, 2022 and December 31, 2021, respectively.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at June 30, 2022 and December 31, 2021.

	June 30, 2022
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$23,452	$25,200	$(1,748)	$—	$—	$—	$—	$—	$—
Loans held for investment	530,644	553,437	(22,793)	31,510	34,101	(2,591)	16,733	18,282	(1,549)
	$554,096	$578,637	$(24,541)	$31,510	$34,101	$(2,591)	$16,733	$18,282	$(1,549)

	December 31, 2021
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$25,310	$26,831	$(1,521)	$—	$—	$—	$—	$—	$—
Loans held for investment	645,201	666,066	(20,865)	38,262	42,841	(4,579)	24,057	25,633	(1,576)
	$670,511	$692,897	$(22,386)	$38,262	$42,841	$(4,579)	$24,057	$25,633	$(1,576)

The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended June 30,		Six Months Ended June 30,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2022	2021	2022	2021
Loans held for sale	$(56)	$428	$(226)	$464
Loans held for investment	(4,405)	707	(3,719)	4,889
	$(4,461)	$1,135	$(3,945)	$5,353

Losses related to borrower-specific credit risk were $711 thousand and $2.8 million for the three and six months ended June 30, 2022, respectively, and $484 thousand and $293 thousand for the three and six months ended June 30, 2021, respectively.

The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Three Months Ended June 30,		Six Months Ended June 30,
Loans held for sale	2022	2021	2022	2021
Balance at beginning of period	$25,056	$35,936	$25,310	$36,111
Repurchases	—	—	65	—
Fair value changes	(56)	428	(226)	464
Sales	—	—	—	—
Settlements	(1,548)	(7,316)	(1,697)	(7,527)
Balance at end of period	$23,452	$29,048	$23,452	$29,048

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
Loans held for investment	2022	2021	2022	2021
Balance at beginning of period	$600,571	$790,797	$645,201	$815,374
Repurchases	1,380	16,215	2,905	21,785
Fair value changes	(4,405)	707	(3,719)	4,889
Settlements	(66,902)	(64,493)	(113,743)	(98,822)
Balance at end of period	$530,644	$743,226	$530,644	$743,226

Non-Recurring Fair Value

The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

June 30, 2022	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$989	$—	$—	$989
Foreclosed assets	191	—	—	191
Total assets at fair value	$1,180	$—	$—	$1,180

December 31, 2021	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$1,567	$—	$—	$1,567
Foreclosed assets	620	—	—	620
Total assets at fair value	$2,187	$—	$—	$2,187

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets that are measured at fair value on a non-recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2021 Form 10-K.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Level 3 Analysis

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2022 and December 31, 2021 the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2022

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$93	Discounted expected cash flows	Discount rate Prepayment speed	5.6% 5.0%
Other debt security	$490	Discounted expected cash flows	Discount rate	6.3%
Loans held for sale	$23,452	Discounted expected cash flows	Discount rate Prepayment speed	14.5% to 20.1% WAVG 17.5%
Loans held for investment	$530,644	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0% to 70.6% (WAVG 1.6%) 14.5% to 20.1% WAVG 17.5% 10.0% to 63.0%
Equity warrant assets	$2,422	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	25.9% to 84.2% 3.0% 20.0% 3 - 10 years
Non-recurring fair value
Collateral-dependent loans	$989	Discounted appraisals	Appraisal adjustments (1)	10.0% to 99.0%
Foreclosed assets	$191	Discounted appraisals	Appraisal adjustments (1)	10.0%

December 31, 2021

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$96	Discounted expected cash flows	Discount rate Prepayment speed	4.8% 5.0%
Loans held for sale	$25,310	Discounted expected cash flows	Discount rate Prepayment speed	6.2% to 21.9% WAVG 17.4%
Loans held for investment	$645,201	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 70.2% (WAVG 1.5%) 6.2% to 21.9% WAVG 17.4% 10.0% to 85.0%
Equity warrant assets	$1,672	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	26.2% to 88.2% 1.3% to 1.5% 20.0% 4 - 10 years
Non-recurring fair value
Collateral-dependent loans	$1,567	Discounted appraisals	Appraisal adjustments (1)	10.0% to 99.0%
Foreclosed assets	$620	Discounted appraisals	Appraisal adjustments (1)	9.0% to 10.0%
(1)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.

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

The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

June 30, 2022	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$580,493	$580,493	$—	$—	$580,493
Federal funds sold	51,694	51,694	—	—	51,694
Certificates of deposit with other banks	4,250	4,257	—	—	4,257
Loans held for sale	1,176,282	—	—	1,199,307	1,199,307
Loans and leases held for investment, net of allowance for credit losses on loans and leases	5,263,702	—	—	5,216,334	5,216,334
Financial liabilities
Deposits	8,155,744	—	7,635,057	—	7,635,057
Borrowings	86,209	—	—	81,403	81,403

December 31, 2021	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$187,203	$187,203	$—	$—	$187,203
Federal funds sold	16,547	16,547	—	—	16,547
Certificates of deposit with other banks	4,750	4,930	—	—	4,930
Loans held for sale	1,091,209	—	—	1,197,307	1,197,307
Loans and leases held for investment, net of allowance for credit losses on loans and leases	4,812,477	—	—	4,958,875	4,958,875
Financial liabilities
Deposits	7,112,044	—	6,942,512	—	6,942,512
Borrowings	318,289	—	—	312,036	312,036

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Commitments and Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

On March 12, 2021, a purported class action was filed against the Company in the United States District Court for the Eastern District of North Carolina, Joseph McAlear, individually and on behalf of all others similarly situated v. Live Oak Bancshares, Inc. et al.  The complaint alleged the existence of an agreement between the Company, nCino, Inc. and Apiture, LLC in which those companies purportedly sought to restrain the mobility of employees in violation of antitrust laws by agreeing not to solicit or hire each other’s employees.  The complaint alleged violations of Section 1 of the federal Sherman Act (15 U.S.C. § 1) and violations of Sections 75-1 and 75-2 of the North Carolina General Statutes.  The plaintiff sought monetary damages, including treble damages, entitlement to restitution, disgorgement, attorneys’ fees, and pre- and post-judgment interest. On October 12, 2021, the Company reached an agreement to settle the case with a proposed class of all persons (with certain exclusions) employed by the Company or its wholly-owned subsidiary, Live Oak Banking Company, Apiture, Inc. or nCino, Inc. in North Carolina at any time from January 27, 2017, through March 31, 2021.  In the agreement, the Company agreed to pay $3.9 million.  On October 13, 2021, the plaintiff filed a motion for preliminary approval of the settlement, which the court granted by order entered on November 23, 2021.  After class-wide noticing, the plaintiff filed a motion for final approval on March 28, 2022, which the court granted by order entered on April 28, 2022.  Pursuant to the terms of the settlement, the settlement became effective on June 11, 2022.

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

	June 30, 2022	December 31, 2021
Commitments to extend credit	$2,867,217	$2,634,387
Standby letters of credit	25,319	10,753
Total unfunded off-balance-sheet credit risk	$2,892,536	$2,645,140

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

The balance of the allowance for off-balance sheet credit exposures was $874 thousand and $739 thousand at June 30, 2022 and December 31, 2021, respectively.

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2022 and December 31, 2021, the Company recorded unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $20.1 million and $10.4 million, respectively.

Concentrations of Credit Risk

The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $20.0 million, except for twenty-two relationships that have a retained unguaranteed exposure of $641.8 million of which $377.7 million of the unguaranteed exposure has been disbursed.

Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $62.0 million, of which no relationships exceed $20.0 million.

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

	Banking	Fintech	Other	Consolidated
As of and for the three months ended June 30, 2022
Interest income	$99,215	$36	$(4)	$99,247
Interest expense	18,850	—	463	19,313
Net interest income (loss)	80,365	36	(467)	79,934
Provision for loan and lease credit losses	5,267	—	—	5,267
Noninterest income	5,168	122,661	700	128,529
Noninterest expense	76,779	2,146	1,954	80,879
Income tax (benefit) expense	(268)	25,868	(322)	25,278
Net income (loss)	$3,755	$94,683	$(1,399)	$97,039
Total assets	$8,963,851	$158,930	$(1,884)	$9,120,897
As of and for the three months ended June 30, 2021
Interest income	$87,974	$7	$18	$87,999
Interest expense	16,135	—	402	16,537
Net interest income (loss)	71,839	7	(384)	71,462
Provision for loan and lease credit losses	7,846	—	—	7,846
Noninterest income	26,810	42,648	653	70,111
Noninterest expense	50,829	1,112	5,617	57,558
Income tax expense (benefit)	5,130	10,209	(2,752)	12,587
Net income (loss)	$34,844	$31,334	$(2,596)	$63,582
Total assets	$8,092,506	$136,104	$14,576	$8,243,186

Live Oak Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Banking	Fintech	Other	Consolidated
As of and for the six months ended June 30, 2022
Interest income	$191,961	$72	$(4)	$192,029
Interest expense	33,380	—	936	34,316
Net interest income (loss)	158,581	72	(940)	157,713
Provision for loan and lease credit losses	7,103	—	—	7,103
Noninterest income	37,103	122,898	1,196	161,197
Noninterest expense	138,178	4,314	4,101	146,593
Income tax expense (benefit)	8,808	25,722	(864)	33,666
Net income (loss)	$41,595	$92,934	$(2,981)	$131,548
Total assets	$8,963,851	$158,930	$(1,884)	$9,120,897
As of and for the six months ended June 30, 2021
Interest income	$176,073	$129	$22	$176,224
Interest expense	34,300	—	512	34,812
Net interest income (loss)	141,773	129	(490)	141,412
Provision for loan and lease credit losses	6,973	—	—	6,973
Noninterest income	57,334	42,644	1,190	101,168
Noninterest expense	106,454	2,132	7,244	115,830
Income tax expense (benefit)	9,780	10,214	(3,226)	16,768
Net income (loss)	$75,900	$30,427	$(3,318)	$103,009
Total assets	$8,092,506	$136,104	$14,576	$8,243,186

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

The Company’s wholly owned subsidiaries include the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi Advisors”).

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

Results of Operations

Performance Summary

Three months ended June 30, 2022 compared with three months ended June 30, 2021

For the three months ended June 30, 2022, the Company reported net income of $97.0 million, or $2.16 per diluted share, compared to net income of $63.6 million, or $1.41 per diluted share, for the second quarter of 2021.

The increase in net income was largely due to the following items:

•	Increase in equity method investment income of $121.3 million, largely driven by a $120.5 million gain related to the Company’s sale of its investment in Finxact, Inc. (“Finxact”); and

•

Increase in net interest income of $8.5 million, or 11.9%, predominately from increases in both average yield and volume for the total loan and lease portfolio outpacing moderate growth in interest-bearing liabilities combined with an increase in average cost of funds.

Key factors partially offsetting the increase in net income for the second quarter of 2022 were:

•

Decreased equity security investment gains of $42.6 million, due to the Company’s $44.1 million second quarter of 2021 fair value gain from its investment in Greenlight Financial Technologies, Inc. (“Greenlight”);

•

Decreased net gains on sales of loans of $10.6 million, or 65.3%, combined with an increased loss on loan servicing asset revaluation of $5.5 million, or 172.5%, and a net loss on loans accounted for under the fair value option increasing by $5.6 million, or 493.0%, all principally the result of negative market pricing influenced by heightened interest rates and broader movements in market conditions in the second quarter of 2022;

•

Increased noninterest expense of $23.3 million, or 40.5%, principally comprised of salaries and employee benefits up $13.4 million, or 40.7%, and contributions and donations up $4.8 million, or 703.9%; and

•	Increased income tax expense of $12.7 million primarily due the above discussed increase in net income.

Six months ended June 30, 2022 compared with six months ended June 30, 2021

For the six months ended June 30, 2022, the Company reported a net income of $131.5 million, or $2.92 per diluted share, as compared to net income of $103.0 million, or $2.29 per diluted share, for the six months ended June 30, 2021. This increase in net income was largely due to the following items:

•	Increase in equity method investment income of $120.4 million due to the above mentioned second quarter 2022 Finxact gain of $120.5 million; and

•

Increase in net interest income of $16.3 million, or 11.5%, predominately from increases in both average yield and volume for the total loan and lease portfolio outpacing moderate growth in interest-bearing liabilities combined with a decrease in average cost of funds.

Key factors partially offsetting the increase in net income for the first half of 2022 were:

•	Decreased equity security investment gains of $42.7 million, due to the above mentioned second quarter of 2021 fair value gain of $44.1 million in Greenlight;

•

Increased loss on loan servicing asset revaluation of $8.5 million, or 506.5%, and a net loss on loans accounted for under the fair value option increasing by $9.3 million, or 173.7%, also principally the result of negative market pricing market conditions referenced above;

•

Increased noninterest expense of $30.8 million, or 26.6%, principally comprised of salaries and employee benefits up $20.5 million, or 31.9%, travel expense up $2.0 million, or 92.7%, advertising and marketing expense up $2.5 million, or 163.9% and contributions and donations up $4.8 million, or 321.5%; all partially offset by decreased impairment charges of $3.1 million related to renewable energy tax credits during the three months ended March 31, 2021; and

•	Increased income tax expense of $16.9 million primarily due the above discussed increase in net income.

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

Three months ended June 30, 2022 compared with three months ended June 30, 2021

For the three months ended June 30, 2022, net interest income increased $8.5 million, or 11.9%, to $79.9 million compared to $71.5 million for the three months ended June 30, 2021. This increase was principally due to growth in both average yield and volume for the total loan and lease portfolio outpacing moderate growth in interest-bearing liabilities combined with an increase in average cost of funds.  This increase over the prior year was significantly higher when excluding the effects of declining levels of Paycheck Protection Program (“PPP”) loan net interest income for the compared period, which has been declining over time as PPP loans are paid down.  Excluding PPP loan impacts of $1.2 million, comprised of amortization of net deferred fees combined with a 1% annualized interest rate less the related interest expense from funding activity, net interest income increased by $20.1 million.   Average interest-earning assets increased by $356.8 million, or 4.5%, to $8.25 billion for the three months ended June 30, 2022, compared to $7.89 billion for the three months ended June 30, 2021, while the yield on average interest-earning assets increased thirty-five basis points to 4.83%. The cost of funds on interest-bearing liabilities for the three months ended June 30, 2022, increased thirteen basis points to 0.99% while the average balance of interest-bearing liabilities increased by $120.6 million, or 1.6%, over the three months ended June 30, 2021. The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth.  This increase was muted by a $1.24 billion reduction in average borrowings largely related to PPPLF repayments since June 30, 2021.  As indicated in the rate/volume table below, the overall increase discussed above is reflected in increased interest income of $11.2 million outpacing growth in interest expense of $2.8 million for the second quarter of 2022 compared to the second quarter of 2021.  For the three months ended June 30, 2021 compared to the three months ended June 30, 2022, net interest margin increased from 3.63% to 3.89%.  As of June 30, 2022, the Company had $61.4 million in PPP loan balances on its books which includes $1.6 million in net deferred fees remaining to be recognized into future interest income.  The Company expects to recognize most of the remaining net deferred fees for PPP loans in 2022.

Six months ended June 30, 2022 compared with six months ended June 30, 2021

For the six months ended June 30, 2022, net interest income increased $16.3 million, or 11.5%, to $157.7 million compared to $141.4 million for the six months ended June 30, 2021. This increase was principally due to growth in both average yield and volume for the total loan and lease portfolio outpacing growth in interest-bearing liabilities combined with a decrease in average cost of funds. This increase over the prior year was significantly higher when excluding the effects of declining levels of PPP loan net interest income for the compared period.  Excluding PPP loan impacts of $5.3 million as defined above, net interest income increased by $42.7 million.   Average interest-earning assets increased by $384.1 million, or 5.0%, to $8.05 billion for the six months ended June 30, 2022, compared to $7.67 billion for the six months ended June 30, 2021, while the yield on average interest-earning assets increased seventeen basis points to 4.81%. The cost of funds on interest-bearing liabilities for the six months ended June 30, 2022, decreased four basis points to 0.90% while the average balance of interest-bearing liabilities increased by $169.0 million, or 2.3%, over the six months ended June 30, 2021. The increase in average interest-bearing liabilities was also largely driven by funding for significant loan originations and growth.  This increase was muted by a $1.20 billion reduction in average borrowings largely related to PPPLF repayments since June 30, 2021.  As indicated in the rate/volume table below, the overall increase discussed above is reflected in increased interest income of $15.8 million as compared to a decrease in interest expense of $496 thousand for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.  For the six months ended June 30, 2021 compared to the six months ended June 30, 2022, net interest margin increased from 3.72% to 3.95%.

During the first half of 2022, the Federal Reserve increased the federal funds target rate by 150 basis points.  Subsequently on July 27, 2022 the Federal Reserve further increased the target federal funds rate by 75 basis points and indicates that it anticipates ongoing increases will be appropriate. There can be no assurance that any increases in the federal funds rate will occur, and if they do, the amount and timing of actual increases are subject to change.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information about the Company’s sensitivity to interest rates.

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

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$328,014	$848	1.04%	$514,232	$234	0.18%
Federal funds sold	78,216	196	1.01	29,199	10	0.14
Investment securities	915,106	4,046	1.77	764,017	2,975	1.56
Loans held for sale	1,119,094	15,969	5.72	1,134,259	15,216	5.38
Loans and leases held for investment(1)	5,805,907	78,188	5.40	5,447,839	69,564	5.12
Total interest-earning assets	8,246,337	99,247	4.83	7,889,546	87,999	4.47
Less: Allowance for credit losses on loans and leases	(62,566)			(51,994)
Noninterest-earning assets	644,495			623,895
Total assets	$8,828,266			$8,461,447
Interest-bearing liabilities:
Interest-bearing checking	$—	$—	—%	$60,439	$86	0.57%
Savings	3,894,177	7,538	0.78	3,101,733	4,309	0.56
Money market accounts	93,072	56	0.24	104,826	82	0.31
Certificates of deposit	3,714,882	11,183	1.21	3,078,789	10,343	1.35
Total deposits	7,702,131	18,777	0.98	6,345,787	14,820	0.94
Borrowings	132,969	536	1.62	1,368,742	1,717	0.50
Total interest-bearing liabilities	7,835,100	19,313	0.99	7,714,529	16,537	0.86
Noninterest-bearing deposits	96,123			85,824
Noninterest-bearing liabilities	55,725			45,309
Shareholders' equity	841,318			615,785
Total liabilities and shareholders' equity	$8,828,266			$8,461,447
Net interest income and interest rate spread		$79,934	3.84%		$71,462	3.61%
Net interest margin			3.89%			3.63%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.25%			102.27%
(1)	Average loan and lease balances include non-accruing loans and leases.

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$276,114	$1,027	0.75%	$423,252	$531	0.25%
Federal funds sold	43,897	202	0.93	28,703	16	0.11
Investment securities	905,403	7,445	1.66	750,164	5,904	1.59
Loans held for sale	1,117,360	31,152	5.62	1,152,667	30,293	5.30
Loans and leases held for investment(1)	5,708,084	152,203	5.38	5,311,939	139,480	5.30
Total interest-earning assets	8,050,858	192,029	4.81	7,666,725	176,224	4.64
Less: Allowance for credit losses on loans and leases	(62,649)			(52,155)
Noninterest-earning assets	616,486			608,923
Total assets	$8,604,695			$8,223,493
Interest-bearing liabilities:
Interest-bearing checking	$—	$—	—%	$154,698	$442	0.58%
Savings	3,750,838	12,378	0.67	2,731,224	7,821	0.58
Money market accounts	92,272	110	0.24	105,289	165	0.32
Certificates of deposit	3,633,547	20,637	1.15	3,114,979	23,336	1.51
Total deposits	7,476,657	33,125	0.89	6,106,190	31,764	1.05
Borrowings	197,369	1,191	1.22	1,398,793	3,048	0.44
Total interest-bearing liabilities	7,674,026	34,316	0.90	7,504,983	34,812	0.94
Noninterest-bearing deposits	91,373			83,336
Noninterest-bearing liabilities	53,841			33,649
Shareholders' equity	785,455			601,525
Total liabilities and shareholders' equity	$8,604,695			$8,223,493
Net interest income and interest rate spread		$157,713	3.91%		$141,412	3.70%
Net interest margin			3.95%			3.72%
Ratio of average interest-earning assets to average interest-bearing liabilities			104.91%			102.16%
(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022 vs. 2021			2022 vs. 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$897	$(283)	$614	$862	$(366)	$496
Federal funds sold	116	70	186	147	39	186
Investment securities	443	628	1,071	292	1,249	1,541
Loans held for sale	963	(210)	753	1,815	(956)	859
Loans and leases held for investment	3,927	4,697	8,624	2,241	10,482	12,723
Total interest income	6,346	4,902	11,248	5,357	10,448	15,805
Interest expense:
Interest-bearing checking	—	(86)	(86)	—	(442)	(442)
Savings	1,912	1,317	3,229	1,415	3,142	4,557
Money market accounts	(18)	(8)	(26)	(37)	(18)	(55)
Certificates of deposit	(1,186)	2,026	840	(6,114)	3,415	(2,699)
Borrowings	2,085	(3,266)	(1,181)	3,077	(4,934)	(1,857)
Total interest expense	2,793	(17)	2,776	(1,659)	1,163	(496)
Net interest income	$3,553	$4,919	$8,472	$7,016	$9,285	$16,301

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

For the second quarter of 2022, there was a provision for loan and lease credit losses of $5.3 million compared to $7.8 million for the same period in 2021, a decrease of $2.6 million.   For the first six months of 2022, there was a provision for loan and lease credit losses of $7.1 million compared to $7.0 million for the same period in 2021, an increase of $130 thousand.  The decrease in provision expense as compared to the second quarter of 2021 and nominal change from the first half of 2021 was primarily the result of significant improvement in forecasts related to employment and default expectations within industries previously impacted by COVID-19 which have continued to improve significantly over that experienced in 2021.

Loans and leases held for investment at historical cost were $5.33 billion as of June 30, 2022, increasing by $631.4 million, or 13.4%, compared to June 30, 2021.  Excluding PPP loans and net unearned fees on those loans, the balance in loans and leases held for investment at historical cost was $5.27 billion at June 30, 2022, an increase of $1.50 billion, or 39.7%, over June 30, 2021.

Net charge-offs for loans and leases carried at historical cost were $2.5 million, or 0.19% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended June 30, 2022, compared to net charge-offs of $2.4 million, or 0.21%, for the three months ended June 30, 2021.  For the six months ended June 30, 2022, net charge-offs totaled $4.8 million compared to $1.4 million for the six months ended June 30, 2021, an increase of $3.4 million, or 237.1%.  The increase in net charge-offs for the first half of 2022 was principally related to the expiration of government subsidies and the return to expected losses consistent with pre-covid historical experience.  Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $3.6 million and $5.5 million accounted for under the fair value option at June 30, 2022 and 2021, respectively, totaled $12.0 million, which was 0.22% of the held for investment loan and lease portfolio carried at historical cost at June 30, 2022, compared to $22.5 million, or 0.48% of loans and leases held for investment carried at historical cost at June 30, 2021.  Nonperforming loans and leases carried at historical cost which are not guaranteed by the SBA or USDA were 0.23% and 0.60% of the historical cost portion of the held for investment loan and lease portfolio, excluding PPP loans, at June 30, 2022 and 2021, respectively.

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

The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2022/2021 Increase (Decrease)
	2022	2021	Amount	Percent
Noninterest income
Loan servicing revenue	$6,477	$6,218	$259	4.17%
Loan servicing asset revaluation	(8,668)	(3,181)	(5,487)	(172.49)
Net gains on sales of loans	5,630	16,234	(10,604)	(65.32)
Net (loss) gain on loans accounted for under the fair value option	(4,461)	1,135	(5,596)	(493.04)
Equity method investments income (loss)	119,056	(2,278)	121,334	5,326.34
Equity security investments gains (losses), net	1,655	44,253	(42,598)	(96.26)
Lease income	2,510	2,616	(106)	(4.05)
Management fee income	2,558	1,473	1,085	73.66
Other noninterest income	3,772	3,641	131	3.60
Total noninterest income	$128,529	$70,111	$58,418	83.32%

	Six Months Ended June 30,		2022/2021 Increase (Decrease)
	2022	2021	Amount	Percent
Noninterest income
Loan servicing revenue	$12,833	$12,652	$181	1.43%
Loan servicing asset revaluation	(10,237)	(1,688)	(8,549)	(506.46)
Net gains on sales of loans	26,607	28,163	(1,556)	(5.52)
Net (loss) gain on loans accounted for under the fair value option	(3,945)	5,353	(9,298)	(173.70)
Equity method investments income (loss)	116,932	(3,435)	120,367	3,504.13
Equity security investments gains (losses), net	1,611	44,358	(42,747)	(96.37)
Lease income	5,013	5,215	(202)	(3.87)
Management fee income	4,046	3,407	639	18.76
Other noninterest income	8,337	7,143	1,194	16.72
Total noninterest income	$161,197	$101,168	$60,029	59.34%

For the three months ended June 30, 2022, noninterest income increased by $58.4 million, or 83.3%, compared to the three months ended June 30, 2021.  The increase over the prior year is the result of the $120.5 million Finxact gain.  Partially offsetting the increase over the prior year was decreased equity security investment gains of $42.6 million, due to the second quarter of 2021 gain arising from Company’s investment in Greenlight, combined with decreased net gains on sales of loans of $10.6 million, increased loss on loan servicing asset revaluation of $5.5 million, and increased net loss on loans accounted for under the fair value option of $5.6 million.

For the six months ended June 30, 2022, noninterest income increased by $60.0 million, or 59.3%, compared to the six months ended June 30, 2021.  The increase over the first half of 2021 is also the result of the above mentioned Finxact gain partially offset by a decrease in equity security investment gains of $42.7 million related to Greenlight. Also partially offsetting the increase over the first half of 2021 was an increased loss on loan servicing asset revaluation of $8.5 million, and an increased net loss on loans accounted for under the fair value option of $9.3 million.

The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended June 30,		Three months ended March 31,
	2022	2021	2022	2021
Amount of loans and leases originated	$959,635	$1,153,693	$865,063	$1,180,219
Guaranteed portions of loans sold	68,818	130,858	219,703	136,747
Outstanding balance of guaranteed loans sold (1)	2,681,079	2,694,931	2,786,403	2,843,963

	Six Months Ended June 30,		For years ended December 31,
	2022	2021	2021	2020	2019	2018
Amount of loans and leases originated	$1,824,698	$2,333,912	$4,480,725	$4,450,198	$2,001,886	$1,765,680
Guaranteed portions of loans sold	288,521	267,605	668,462	542,596	340,374	945,178
Outstanding balance of guaranteed loans sold (1)	2,681,079	2,694,931	2,756,915	2,819,625	2,746,480	3,045,460

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.

Loan Servicing Asset Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses, with the prepayment speed being one of the most sensitive assumptions.  For the three months ended June 30, 2022, there was a negative loan servicing revaluation adjustment of $8.7 million, compared to $3.2 million for the three months ended June 30, 2021, an increase in expense of $5.5 million, or 172.5%.  For the six months ended June 30, 2022 there was negative loan servicing revaluation adjustment of $10.2 million compared to $1.7 million for the six months ended June 30, 2021, an increase in expense of $8.5 million, or 506.5%.  The decrease in the valuation of the servicing asset for both comparative periods was principally the result of negative market pricing in the second quarter of 2022 influenced by heighted interest rates and broader movements in market conditions.  Increased prepayment speeds also contributed to lower valuations, to a lesser extent, when comparing year to date periods.

Net Gains on Sales of Loans: For the three months ended June 30, 2022, net gains on sales of loans decreased $10.6 million, or 65.3%, compared to the three months ended June 30, 2021. The volume of guaranteed loans sold decreased $62.1 million, or 47.4%, for the three months ended June 30, 2022 to $68.8 million from $130.9 million in the three months ended June 30, 2021.   For the six months ended June 30, 2022, net gains on sales of loans decreased $1.6 million, or 5.5%, compared to the six months ended June 30, 2021. For the six months ended June 30, 2022, the volume of guaranteed loans sold increased $20.9 million, or 7.8%, to $288.5 million from $267.6 million for the six months ended June 30, 2021.  The average net gain on loan sale premium decreased from 112% to 108% in the second quarters of 2021 and 2022, respectively, and decreased from 111% to 109% in the first halves of 2021 and 2022, respectively.  The decrease in net gains on sales of loans for both periods was the result of emerging negative market conditions in the second quarter of 2022, as discussed above.  Further exacerbating the decrease between comparative quarters was significantly lower sales volume in the second quarter of 2022 following a higher than normal sales volume in the first quarter of 2022. This decrease in sales volume was largely a product of expected negative premium changes occurring in the second quarter of 2022.

Net (Loss) Gain on Loans Accounted for Under the Fair Value Option:  For the three months ended June 30, 2022, the Company had a net loss on loans accounted for under the fair value option of $4.5 million compared to a net gain of $1.1 million for the second quarter of 2021, a negative change of $5.6 million, or 493.0%. For the six months ended June 30, 2022, the Company had a net loss on loans accounted for under the fair value option of $3.9 million compared to a net gain of $5.4 million for the same period of 2021, a negative change of $9.3 million, or 173.7%. The carrying amount of loans accounted for under the fair value option at June 30, 2022 and 2021 was $554.1 million ($23.5 million classified as held for sale and $530.6 million classified as held for investment) and $772.3 million ($29.0 million classified as held for sale and $743.2 million classified as held for investment), respectively, a decrease of $218.2 million, or 28.3%.  The decreased net gain on loans accounted for under the fair value option during second quarter and half of 2022 was largely the result of the same negative market conditions discussed above.

Noninterest Expense

Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2022/2021 Increase (Decrease)
	2022	2021	Amount	Percent
Noninterest expense
Salaries and employee benefits	$46,276	$32,900	$13,376	40.66%
Non-employee expenses:
Travel expense	2,358	1,549	809	52.23
Professional services expense	3,988	3,329	659	19.80
Advertising and marketing expense	2,301	875	1,426	162.97
Occupancy expense	2,773	2,224	549	24.69
Technology expense	5,762	5,131	631	12.30
Equipment expense	3,784	3,721	63	1.69
Other loan origination and maintenance expense	3,022	3,307	(285)	(8.62)
Renewable energy tax credit investment impairment	50	—	50	100.00
FDIC insurance	2,164	1,704	460	27.00
Contributions and donations	5,515	686	4,829	703.94
Other expense	2,886	2,132	754	35.37
Total non-employee expenses	34,603	24,658	9,945	40.33
Total noninterest expense	$80,879	$57,558	$23,321	40.52%

	Six Months Ended June 30,		2022/2021 Increase (Decrease)
	2022	2021	Amount	Percent
Noninterest expense
Salaries and employee benefits	$84,783	$64,266	$20,517	31.93%
Non-employee expenses:
Travel expense	4,255	2,208	2,047	92.71
Professional services expense	6,779	7,160	(381)	(5.32)
Advertising and marketing expense	4,030	1,527	2,503	163.92
Occupancy expense	5,100	4,336	764	17.62
Technology expense	11,815	10,009	1,806	18.04
Equipment expense	7,600	7,422	178	2.40
Other loan origination and maintenance expense	6,135	6,634	(499)	(7.52)
Renewable energy tax credit investment impairment	50	3,127	(3,077)	(98.40)
FDIC insurance	4,136	3,469	667	19.23
Contributions and donations	6,238	1,480	4,758	321.49
Other expense	5,672	4,192	1,480	35.31
Total non-employee expenses	61,810	51,564	10,246	19.87
Total noninterest expense	$146,593	$115,830	$30,763	26.56%

Total noninterest expense for the three and six months ended June 30, 2022, increased $23.3 million, or 40.5%, and $30.8 million, or 26.6%, respectively, compared to the same periods in 2021. The increase in noninterest expense for the comparable three and six month periods was largely driven by various components, as discussed below.

Salaries and employee benefits: Total personnel expense for the three and six months ended June 30, 2022 increased by $13.4 million, or 40.7%, and $20.5 million, or 31.9%, respectively, compared to the same periods in 2021.  The increase in salaries and employee benefits was principally related to continued investment in human resources to support strategic and growth initiatives.  The second quarter of 2022 included an additional $7.5 million bonus accrual while the second quarter of 2021 included an additional $4.0 million bonus accrual, both related to earlier mentioned Finxact and Greenlight gains, respectively.  Total full-time equivalent employees increased from 701 at June 30, 2021, to 891 at June 30, 2022.  Salaries and employee benefits expense included $5.1 million and $10.0 million of stock-based compensation for the three and six months ended June 30, 2022, respectively, compared to $4.1 million and $9.1 million for the three and six months ended June 30, 2021, respectively.  Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.

Travel expense:  For the three and six months ended June 30, 2022, travel expenses increased $809 thousand, or 52.2%, and $2.0 million, or 92.7%, respectively, compared to the same periods in 2021.  Travel expenses increased primarily in relation to supporting both loan origination volume and the customer base as travel restrictions have eased combined with inflationary impacts on travel related costs.

Advertising and marketing expense: For the three and six months ended June 30, 2022, advertising and marketing expense increased $1.4 million, or 163.0%, and $2.5 million, or 163.9%, respectively, compared to the same periods in 2021.  Increases were largely driven by a continuation of renewed marketing events.

Technology expense: For the three and six months ended June 30, 2022, technology expense increased $631 thousand, or 12.3%, and $1.8 million, or 18.0%, respectively, compared to the same periods in 2021.    This increase was primarily related to enhanced investments in the Company’s technology resources.

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

Contributions and donations:  For the three and six months ended June 30, 2022, contributions and donations expense increased $4.8 million, or 703.9%, and $4.8 million, or 321.5%, respectively, compared to the same periods in 2021.    This increase was related to a special charitable donation during the second quarter of 2022 of $5.0 million made in connection with the earlier discussed Finxact gain.

Income Tax Expense

For the three months ended June 30, 2022, income tax expense was $25.3 million compared to $12.6 million for the second quarter of 2021, and the Company’s effective tax rates were 20.7% and 16.5%, respectively.  For the six months ended June 30, 2022, income tax expense was $33.7 million compared to $16.8 million for the first half of 2021, and the Company’s effective tax rates were 20.4% and 14.0%, respectively. The higher level of income tax expense for the second quarter and first half of 2022 compared to the comparative periods of 2021 was primarily from increased pretax income during the quarter, largely a product of the earlier discussed Finxact gain.  The effective tax rate for the second quarter and first half of 2022 was higher than comparative periods principally due to lower levels of expected renewable energy tax credits in 2022 combined with tax benefits arising from the vesting of stock unit awards which vested in 2021.

Results of Segment Operations

The Company’s operations are managed along two primary operating segments Banking and Fintech.  A description of each segment and the methodologies used to measure financial performance is described in Note 11. Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.  Net income (loss) by operating segment is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Banking	$3,755	$34,844	$41,595	$75,900
Fintech	94,683	31,334	92,934	30,427
Other	(1,399)	(2,596)	(2,981)	(3,318)
Consolidated net income	$97,039	$63,582	$131,548	$103,009

Banking

For the three and six months ended June 30, 2022, net income decreased $31.1 million, or 89.2%, and $34.3 million, or 45.2%, respectively, compared to the same periods of 2021.  The decrease was principally due to lower levels of noninterest income arising from negative market pricing influenced by heightened interest rates and broader movements in market conditions in the second quarter of 2022.

For the three and six months ended June 30, 2022, net interest income increased $8.5 million, or 11.9%, and $16.8 million, or 11.9%, respectively, compared to the same periods of 2021.  See the analysis of net interest income included in the above section captioned “Net Interest Income and Margin” as it is predominantly related to the Banking segment.

See the analysis of provision for loan and lease credit losses included in the above section captioned “Provision for Loan and Lease Credit Losses” as it is entirely related to the Banking segment.

For the three and six months ended June 30, 2022, noninterest income decreased $21.6, or 80.7%, and $20.2 million, or 35.3%, respectively, compared to the same periods of 2021.  The decrease for both comparative periods was principally driven by a decrease in net gains on sales of loans combined with an increase of losses in loan servicing asset revaluation and net losses arising from loans accounted for under the fair value option.  See the analysis of these categories of noninterest income included in the above section captioned “Noninterest Income” for additional discussion.

For the three and six months ended June 30, 2022, noninterest expense increased $26.0 million, or 51.1%, and $31.7 million, or 29.8%, respectively, compared to same periods of 2021.  See the analysis of these categories of noninterest expense included in the above section captioned “Noninterest Expense” for additional discussion.

For the three and six months ended June 30, 2022, income tax expense decreased $5.4 million, or 105.2%, and $972 thousand, or 9.9%, respectively, compared to the same periods of 2021. This decrease is a product of the above discussed decrease in Banking segment income for comparative periods.

Fintech

For the three and six months ended June 30, 2022, net income increased by $63.3 million, or 202.2%, and $62.5 million, or 205.4%, respectively, compared to same periods of 2021.  The increase was principally due to the second quarter of 2022 equity method investment gain of $120.5 million from the sale of Finxact.  This increase was partially offset by the equity security investment gains arising from the second quarter of 2021 gain of $44.1 million arising from the Company’s investment in Greenlight.

For the three and six months ended June 30, 2022, noninterest expense increased $1.0 million and $2.2 million, respectively, compared to the same period of 2021.  This increase was largely due increased levels of salaries and benefits.

For the three and six months ended June 30, 2022, income tax expense increased $15.7 million, or 153.4%, and $15.5 million, or 151.8%, respectively, compared to the same periods of 2021. This increase is a product of the above discussed increase in Fintech segment income for comparative periods.  See the above section captioned “Income Tax Expense.”

Discussion and Analysis of Financial Condition

June 30, 2022 vs. December 31, 2021

Total assets at June 30, 2022 were $9.12 billion, an increase of $907.5 million, or 11.0%, compared to total assets of $8.21 billion at December 31, 2021. The growth in total assets was principally driven by the following:

•

Cash and cash equivalents, comprised of cash and due from banks and federal funds sold was $632.2 million at June 30, 2022, an increase of $428.4 million, or 210.3%, compared to $203.8 million at December 31, 2021.  This change reflects increased liquidity planning levels in the current rising rate environment and proceeds arising from the Finxact sale combined with growing deposit levels.

•

Growth in total loans and leases held for investment and held for sale of $422.2 million resulting from strong origination activity in the first half of 2022 and holding loans available for sale for longer periods of time before sale, as discussed more fully below.  Total originations during the first half of 2022 were $1.82 billion.

Loans held for sale increased $83.2 million, or 7.5%, during the first six months of 2022, from $1.12 billion at December 31, 2021, to $1.20 billion at June 30, 2022. The increase was primarily the result of strong origination volumes during the first half of the year combined with intentionally holding loans available for sale for longer periods of time during the second quarter of 2022 due to recent circumstances negatively impacting gain on sale premiums.  See “Results of Operations” discussion of “Net Gains on Sales of Loans” for additional information.

Loans and leases held for investment increased $338.9 million, or 6.1%, during the first six months of 2022, from $5.52 billion at December 31, 2021, to $5.86 billion at June 30, 2022. The increase was primarily the result of the above-mentioned loan originations in 2022 combined with increased levels of loans retained as held for investment.  Excluding PPP loans, total loans and leases held for investment increased $539.5 million, or 10.3%, during the first six months of 2022.  All PPP loans are classified as held for investment.

Total deposits were $8.16 billion at June 30, 2022, an increase of $1.04 billion, or 14.7%, from $7.11 billion at December 31, 2021. The increase in deposits is largely driven by significant loan origination efforts.

Borrowings decreased to $86.2 million at June 30, 2022 from $318.3 million at December 31, 2021.  This decrease was related principally to net curtailments of borrowings through the PPPLF which decreased to $48.2 million at June 30, 2022 from $267.6 million at December 31, 2021. These PPPLF borrowings are used to help fund PPP loans.

Shareholders’ equity at June 30, 2022 was $791.7 million as compared to $715.1 million at December 31, 2021. The book value per share was $18.05 at June 30, 2022 compared to $16.39 at December 31, 2021. Average equity to average assets was 9.1% for the six months ended June 30, 2022 compared to 8.8% for the year ended December 31, 2021. The increase in shareholders’ equity for the first six months of 2022 was principally the result of $131.5 million in net income and stock-based compensation expense of $10.0 million, partially offset by other comprehensive loss associated with negative market impacts on the Company’s available-for-sale investment portfolio of $61.2 million.

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

Nonperforming assets and TDRs, excluding loans measured at fair value, at June 30, 2022 were $88.8 million, which represented a $8.6 million, or 10.7%, increase from December 31, 2021. These nonperforming assets at June 30, 2022 were comprised of $45.8 million in nonaccrual loans and leases and $191 thousand in foreclosed assets. Of the $88.8 million of nonperforming assets and TDRs, $54.8 million carried a government guarantee, leaving an unguaranteed exposure of $34.0 million in total nonperforming assets and TDRs at June 30, 2022. This represents a decrease of $3.0 million, or 8.2%, from an unguaranteed exposure of $37.0 million at December 31, 2021.

The following table provides information with respect to nonperforming assets and troubled debt restructurings, excluding loans measured at fair value, at the dates indicated.

	June 30, 2022 (1)	December 31, 2021 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$45,768	$42,533
Total accruing loans and leases past due 90 days or more	—	—
Foreclosed assets	191	620
Total troubled debt restructurings	66,638	55,273
Less nonaccrual troubled debt restructurings	(23,809)	(18,210)
Total performing troubled debt restructurings	42,829	37,063
Total nonperforming assets and troubled debt restructurings	$88,788	$80,216
Allowance for credit losses on loans and leases	$65,863	$63,584
Total nonperforming loans and leases to total loans and leases held for investment	0.86%	0.87%
Total nonperforming loans and leases to total assets	0.53%	0.56%
Total nonperforming assets and troubled debt restructurings to total assets	1.04%	1.06%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.24%	1.30%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	143.91%	149.49%

(1)	Excludes loans measured at fair value.

	June 30, 2022 (1)	December 31, 2021 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S government (all on nonaccrual)	$33,794	$26,546
Total accruing loans and leases past due 90 days or more guaranteed by the U.S government	—	—
Foreclosed assets guaranteed by the U.S. government	162	490
Total troubled debt restructurings guaranteed by the U.S. government	36,712	26,954
Less nonaccrual troubled debt restructurings guaranteed by the U.S. government	(15,842)	(10,770)
Total performing troubled debt restructurings guaranteed by U.S. government	20,870	16,184
Total nonperforming assets and troubled debt restructurings guaranteed by the U.S. government	$54,826	$43,220
Allowance for credit losses on loans and leases	$65,863	$63,584
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.22%	0.33%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.14%	0.21%
Total nonperforming assets and troubled debt restructurings not guaranteed by the U.S. government to total assets	0.40%	0.49%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S government	550.05%	397.73%

(1)	Excludes loans measured at fair value.

Total nonperforming assets and TDRs, including loans measured at fair value, at June 30, 2022 were $148.7 million, which represented a $4.9 million, or 3.2%, decrease from December 31, 2021. These nonperforming assets at June 30, 2022 were comprised of $79.9 million in nonaccrual loans and leases and $191 thousand in foreclosed assets. Of the $148.7 million of nonperforming assets and TDRs, $102.7 million carried a government guarantee, leaving an unguaranteed exposure of $45.9 million in total nonperforming assets and TDRs at June 30, 2022. This represents a decrease of $6.6 million, or 12.6%, from an unguaranteed exposure of $52.5 million at December 31, 2021.

See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.

As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 6.1% at June 30, 2022, compared to 6.0% at December 31, 2021. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at both June 30, 2022 and December 31, 2021 were 1.6% and 2.3%, respectively.

As of June 30, 2022, and December 31, 2021, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $396.1 million and $372.7 million, respectively.  The following is a discussion of these loans and leases.  Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases.  For a complete description of the risk grading system, see Note 3. Loans and Leases Held for Investment and Credit Quality in the Company’s 2021 Form 10-K. At June 30, 2022, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $196.6 million and total portfolio unguaranteed exposure risk was $199.6 million, or 5.9% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2021 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $197.2 million and total portfolio unguaranteed exposure risk was $175.5 million, or 6.3% of total held for investment unguaranteed exposure carried at historical cost.  As of June 30, 2022, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Wine and Craft Beverage at 10.9%, Hotels at 9.8%, Educational Services at 9.0%, Senior Care at 8.6%, Healthcare at 7.7%, General Lending at 7.6%, Entertainment Centers at 6.0%, Agriculture at 4.7%, Veterinary at 4.6%, Fitness Centers at 4.4%, and Sponsor Finance at 4.4%. As of December 31, 2021, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Educational Services at 16.1%, Wine and Craft Beverage at 13.7%, Hotels at 11.8%, Entertainment Centers at 10.4%, Healthcare at 9.0%, Fitness Centers at 5.3%, Self Storage at 4.8%, Agriculture at 4.5% and Veterinary at 4.4%. Other than Hotels and Sponsor Finance which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division.  The majority of the $23.4 million increase in potential problem and classified loans and leases in the first six months of 2022 was comprised of several relationships that did not have a government guarantee, largely related to some of the more recently matured verticals.  The Company believes that its underwriting and credit quality standards have remained high and continues to consider changing economic conditions in a rising interest rate environment.

Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term.  At June 30, 2022, the Company had a total of $7.8 million in modified unguaranteed loans and leases on payment deferral with $258 thousand in accrued interest.

Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted.  Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. At June 30, 2022, and December 31, 2021, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $293.6 million and $267.4 million, respectively. The increase in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during the first half of 2022 was principally confined to eight verticals: Senior Care ($22.3 million or 85.2%), Venture Banking ($10.6 million or 40.4%), Rural Lending ($7.7 million or 29.3%), General Lending ($7.1 million or 27.1%), Sponsor Finance ($6.7 million or 25.6%), Solar Energy ($5.6 million or 21.4%), Agriculture ($4.8 million or 18.5%) and Bioenergy ($4.2 million or 15.7%).  Partially offsetting the above increases were declines in Risk Grade 5 loans principally concentrated in four verticals: Educational Services ($22.0 million or 83.9%), Entertainment Centers ($7.6 million or 29.1%), Hotels ($4.3 million or 16.6%) and Wine and Craft Beverage ($4.3 million or 16.4%).  Hotels, Sponsor Finance, Venture Banking, Solar Energy, Rural Lending and Bioenergy are a part of the Company’s Specialty Lending division with the remaining above listed verticals within the Company’s Small Business Banking division.

At June 30, 2022, approximately 98.8% of loans and leases classified as Risk Grade 5 are performing with only one relationship having payments past due more than 30 days.  While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.  As government payment assistance began to expire toward the end of 2020, borrowers with continuing difficulties arising from the pandemic were provided additional relief through payment deferrals.  At June 30, 2022, the Company had $23.3 million in unguaranteed loans on SBA payment assistance. Management monitors these borrowers closely and has observed financial conditions continuing to improve.  Management has also noted that most loans with expired government assistance have been able to resume making regular payments.

Allowance for Credit Losses on Loans and Leases

The ACL of $63.6 million at December 31, 2021, increased by $2.3 million, or 3.6%, to $65.9 million at June 30, 2022. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.3% and 1.2% at December 31, 2021 and June 30, 2022, respectively. The increase in the ACL during the first half of 2022 was primarily due to overall growth in the loan and lease portfolio combined with increased loss given default during the second quarter arising from charge-off experience from one relationship.  See also the above section captioned “Provision for Loan and Lease Credit Losses” in “Results of Operations” for related information. The ACL for PPP  loans and leases was $2.4 million and $96 thousand  at December 31, 2021 and June 30, 2022, respectively.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have decreased by $27.5 million since December 31, 2021. Total loans and leases 90 or more days past due decreased $11.4 million, or 23.2%, compared to December 31, 2021.  This decrease was comprised of a $5.4 million decrease in unguaranteed exposure combined with a $6.0 million decrease in the guaranteed portion of past due loans compared to December 31, 2021.  At June 30, 2022 and December 31, 2021, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 0.3% and 0.6%, respectively.  Total unguaranteed loans and leases past due were comprised of $7.6 million carried at historical cost, a decrease of $9.0 million, and $3.7 million measured at fair value, a decrease of $1.4 million, as of June 30, 2022 compared to December 31, 2021.  Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $65.9 million at June 30, 2022 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the consolidated financial statements in this report.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At June 30, 2022, the total amount of these four items was $4.05 billion, or 44.4% of total assets, an increase of $634.6 million from $3.42 billion, or 41.6% of total assets, at December 31, 2021.

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

At June 30, 2022, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $925.5 million available to pledge as collateral.

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

Asset/Liability Management and Interest Rate Sensitivity

One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps. As of June 30, 2022, the balance sheet’s total cumulative gap position was asset-sensitive at 5.7%.

The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, nor growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of instantaneous parallel interest rate shocks applied to a static balance sheet to measure interest rate risk.  As of June 30, 2022, the Company’s interest rate risk profile under the instantaneous parallel interest rate shock scenarios remained asset-sensitive. For more information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk by match funding assets and liabilities with similar rate instruments. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes, rates on cash accounts that adjusts as the federal funds rate changes and the longer duration of indeterminate term deposits. Note that the Company regularly models various forecasted rate projections with non-parallel shifts that are reflective of potential current rate environment outcomes. Under these scenarios, the Company’s interest rate risk profile may increase in asset sensitivity, decrease in asset sensitivity, or depending on the scenario and timing of anticipated rate changes, may transition to a liability sensitive interest rate risk profile. Regular, robust modeling of various interest rate outcomes allows the Company to properly assess and manage potential risks from various rate shifts.

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

Capital amounts and ratios as of June 30, 2022 and December 31, 2021, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - June 30, 2022
Common Equity Tier 1 (to Risk-Weighted Assets)	$828,942	13.14%	$283,874	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	895,677	14.20	504,666	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	828,942	13.14	378,499	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	828,942	9.44	351,419	4.00	N/A	N/A
Bank - June 30, 2022
Common Equity Tier 1 (to Risk-Weighted Assets)	$687,823	11.39%	$271,856	4.50%	$392,681	6.50%
Total Capital (to Risk-Weighted Assets)	754,558	12.49	483,300	8.00	604,125	10.00
Tier 1 Capital (to Risk-Weighted Assets)	687,823	11.39	362,475	6.00	483,300	8.00
Tier 1 Capital (to Average Assets)	687,823	7.90	348,418	4.00	435,522	5.00
Consolidated - December 31, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$689,367	12.38%	$250,619	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	753,691	13.53	445,544	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	689,367	12.38	334,158	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	689,367	8.87	310,902	4.00	N/A	N/A
Bank - December 31, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$640,652	12.05%	$239,201	4.50%	$345,512	6.50%
Total Capital (to Risk-Weighted Assets)	704,976	13.26	425,246	8.00	531,557	10.00
Tier 1 Capital (to Risk-Weighted Assets)	640,652	12.05	318,934	6.00	425,246	8.00
Tier 1 Capital (to Average Assets)	640,652	8.32	307,931	4.00	384,914	5.00

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Accounting policies, as described in detail in the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. The Company’s most critical accounting policies and estimates are listed below.  These estimates require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.

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

The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 5.7% as of June 30, 2022, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments. Cumulative gap is a useful measure to monitor balance sheet match-funding, yet economic value of equity and net interest income simulations, discussed below, are more useful in understanding potential impacts to earnings from a change in interest rates.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The Company analyzes interest rate sensitivity position to manage the risk associated with interest rate movements through the use of two simulation models: economic value of equity (“EVE”) and net interest income (“NII”) simulations. These simulations project both short-term and long-term interest rate risk under a variety of instantaneous parallel rate shocks applied to a static balance sheet. The EVE simulation provides a long-term view of interest rate risk because it analyzes all of the Company’s future cash flows. EVE is defined as the present value of the Company’s assets, less the present value of its liabilities, adjusted for any off-balance sheet items. The results show a theoretical change in the economic value of shareholders’ equity as interest rates change.

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

Simulation analysis is only an estimate of interest rate risk exposure at a particular point in time. The Company regularly models various forecasted rate projections with non-parallel shifts that are reflective of potential current rate environment outcomes. Under these scenarios, the Company’s interest rate risk profile may increase in asset sensitivity, decrease in asset sensitivity, or depending on the scenario and timing of anticipated rate changes, may transition to a liability sensitive interest rate risk profile. Regular, robust modeling of various interest rate outcomes allows the Company to properly assess and manage potential risks from various rate shifts.

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending June 30, 2023 and 2024 and the Company’s EVE sensitivity at June 30, 2022. The simulation uses projected repricing of assets and liabilities at June 30, 2022 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, deposit betas and lags and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the results shown below as it will include growth considerations, non-parallel rate movements, and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending June 30, 2023	12 Months Ending June 30, 2024	As of June 30, 2022
+400	10.1%	6.5%	(30.8)%
+300	7.5	4.8	(23.7)
+200	5.0	3.2	(16.1)
+100	2.5	1.6	(8.2)
-100	(2.4)	(1.5)	8.1
-200	(6.4)	(5.5)	19.1

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2022, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2022, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of June 30, 2022, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.  In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on its business, operating results or financial condition.

On March 12, 2021, a purported class action was filed against the Company in the United States District Court for the Eastern District of North Carolina, Joseph McAlear, individually and on behalf of all others similarly situated v. Live Oak Bancshares, Inc. et al.  The complaint alleged the existence of an agreement between the Company, nCino, Inc. and Apiture, LLC in which those companies purportedly sought to restrain the mobility of employees in violation of antitrust laws by agreeing not to solicit or hire each other’s employees.  The complaint alleged violations of Section 1 of the federal Sherman Act (15 U.S.C. § 1) and violations of Sections 75-1 and 75-2 of the North Carolina General Statutes.  The plaintiff sought monetary damages, including treble damages, entitlement to restitution, disgorgement, attorneys’ fees, and pre- and post-judgment interest. On October 12, 2021, the Company reached an agreement to settle the case with a proposed class of all persons (with certain exclusions) employed by the Company or its wholly-owned subsidiary, Live Oak Banking Company, Apiture, Inc. or nCino, Inc. in North Carolina at any time from January 27, 2017, through March 31, 2021.  In the agreement, the Company agreed to pay $3.9 million.  On October 13, 2021, the plaintiff filed a motion for preliminary approval of the settlement, which the court granted by order entered on November 23, 2021.  After class-wide noticing, the plaintiff filed a motion for final approval on March 28, 2022, which the court granted by order entered on April 28, 2022.  Pursuant to the terms of the settlement, the settlement became effective on June 11, 2022.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 17, 2022, the Board of Directors of the Company authorized the repurchase of up to $50,000,000 in shares of the Company’s voting common stock from time to time through December 31, 2023 (the “Repurchase Program”).  The Repurchase Program enables the Company to acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the repurchase program will be subject to various factors, including the Company’s capital and liquidity positions, regulatory and accounting considerations, the Company’s financial and operational performance, alternative uses of capital, the trading price of the Company’s common stock, and market conditions. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time.  As of June 30, 2022, the Company had not made any purchases of shares under the Repurchase Program.

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

10.1	Form of 2022 RSU Award Agreement for non-employee directors* #
10.2.1	Member Interest Letters, dated May 9, 2019 and September 7, 2019, as revised on February 14, 2022, from Canapi Ventures LOB SLP, LLC, to the Neil L. Underwood Revocable Trust * #
10.2.2	Member Interest Letter, dated May 5, 2022, from Canapi Ventures LOB SLP II, LLC, to the Neil L. Underwood Revocable Trust * #
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: August 3, 2022	By:	/s/ William C. Losch III
William C. Losch III
Chief Financial Officer