Form 10-Q
period 2022-09-30
Live Oak Bancshares, Inc.
filed 2022-11-02
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________.
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
As of November 1, 2022, there were 43,984,400 shares of the registrant’s voting common stock outstanding.

Live Oak Bancshares, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Live Oak Bancshares, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2022 (unaudited) and December 31, 2021*
(Dollars in thousands)

	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$335,046	$187,203
Federal funds sold	68,324	16,547
Certificates of deposit with other banks	4,250	4,750
Investment securities available-for-sale	1,005,372	906,052
Loans held for sale (includes $25,310 measured at fair value at December 31, 2021)	537,649	1,116,519
Loans and leases held for investment (includes $512,183 and $645,201 measured at fair value, respectively)	6,853,382	5,521,262
Allowance for credit losses on loans and leases	(78,291)	(63,584)
Net loans and leases	6,775,091	5,457,678
Premises and equipment, net	260,285	240,196
Foreclosed assets	1,178	620
Servicing assets	29,081	33,574
Other assets	298,374	250,254
Total assets	$9,314,650	$8,213,393
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$170,336	$89,279
Interest-bearing	8,234,573	7,022,765
Total deposits	8,404,909	7,112,044
Borrowings	35,616	318,289
Other liabilities	71,957	67,927
Total liabilities	8,512,482	7,498,260
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 43,981,350 and 43,494,046 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	325,632	310,970
Class B common stock, no par value, 10,000,000 shares authorized, none issued or outstanding at September 30, 2022 and 125,024 shares issued and outstanding at December 31, 2021	—	1,324
Retained earnings	571,778	400,893
Accumulated other comprehensive (loss) income	(95,242)	1,946
Total shareholders’ equity	802,168	715,133
Total liabilities and shareholders’ equity	$9,314,650	$8,213,393
*Derived from audited consolidated financial statements.
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three and nine months ended September 30, 2022 and 2021 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income
Loans and fees on loans	$107,880	$89,388	$291,235	$259,161
Investment securities, taxable	5,506	3,174	12,951	9,078
Other interest earning assets	2,448	224	3,677	771
Total interest income	115,834	92,786	307,863	269,010
Interest expense
Deposits	31,553	14,159	64,678	45,923
Borrowings	395	892	1,586	3,940
Total interest expense	31,948	15,051	66,264	49,863
Net interest income	83,886	77,735	241,599	219,147
Provision for loan and lease credit losses	14,169	4,319	21,272	11,292
Net interest income after provision for loan and lease credit losses	69,717	73,416	220,327	207,855
Noninterest income
Loan servicing revenue	6,230	6,278	19,063	18,930
Loan servicing asset revaluation	(1,324)	(5,878)	(11,561)	(7,566)
Net gains on sales of loans	9,275	18,860	35,882	47,023
Net gain (loss) on loans accounted for under the fair value option	4,420	(1,030)	475	4,323
Equity method investments income (loss)	29,136	(1,250)	146,068	(4,685)
Equity security investments gains (losses), net	876	176	2,487	44,534
Lease income	2,516	2,527	7,529	7,742
Management fee income	2,844	1,489	6,890	4,896
Other noninterest income	3,751	4,104	12,088	11,247
Total noninterest income	57,724	25,276	218,921	126,444
Noninterest expense
Salaries and employee benefits	43,479	28,202	128,262	92,468
Travel expense	2,372	1,819	6,627	4,027
Professional services expense	2,505	4,251	9,284	11,411
Advertising and marketing expense	2,621	1,631	6,651	3,158
Occupancy expense	2,519	2,042	7,619	6,378
Technology expense	7,770	6,150	19,585	16,159
Equipment expense	3,761	3,706	11,361	11,128
Other loan origination and maintenance expense	3,376	3,489	9,511	10,123
Renewable energy tax credit investment impairment	7,721	60	7,771	3,187
FDIC insurance	2,697	1,670	6,833	5,139
Contributions and donations	191	523	6,429	2,003
Other expense	4,036	1,916	9,708	6,108
Total noninterest expense	83,048	55,459	229,641	171,289
Income before taxes	44,393	43,233	209,607	163,010
Income tax expense	1,525	9,394	35,191	26,162
Net income	$42,868	$33,839	$174,416	$136,848
Basic earnings per share	$0.97	$0.78	$3.98	$3.18
Diluted earnings per share	$0.96	$0.76	$3.88	$3.05
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2022 and 2021 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$42,868	$33,839	$174,416	$136,848
Other comprehensive loss before tax:
Net unrealized loss on investment securities available-for-sale during the period	(47,318)	(6,656)	(127,879)	(17,687)
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	—	—	—	—
Other comprehensive loss before tax	(47,318)	(6,656)	(127,879)	(17,687)
Income tax benefit	11,359	1,598	30,691	4,245
Other comprehensive loss, net of tax	(35,959)	(5,058)	(97,188)	(13,442)
Total comprehensive income	$6,909	$28,781	$77,228	$123,406
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three and nine months ended September 30, 2022 and 2021 (unaudited)
(Dollars in thousands)

	Three Months Ended
	Common stock			Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	Shares		Amount
	Class A	Class B
Balance at June 30, 2022	43,854,011	—	$320,924	$530,021	$(59,283)	$791,662
Net income	—	—	—	42,868	—	42,868
Other comprehensive loss	—	—	—	—	(35,959)	(35,959)
Issuance of restricted stock	59,603	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(1,362)	—	—	(1,362)
Employee stock purchase program	18,264	—	532	—	—	532
Stock option exercises	49,472	—	497	—	—	497
Stock option compensation expense	—	—	261	—	—	261
Restricted stock compensation expense	—	—	4,780	—	—	4,780
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	208	—	208
Cash dividends ($0.03 per share)	—	—	—	(1,319)	—	(1,319)
Balance at September 30, 2022	43,981,350	—	$325,632	$571,778	$(95,242)	$802,168

Balance at June 30, 2021	42,754,133	510,327	$305,213	$339,011	$13,123	$657,347
Net income	—	—	—	33,839	—	33,839
Other comprehensive loss	—	—	—	—	(5,058)	(5,058)
Issuance of restricted stock	16,819	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(504)	—	—	(504)
Employee stock purchase program	7,988	—	374	—	—	374
Stock option exercises	91,747	—	693	—	—	693
Stock option compensation expense	—	—	384	—	—	384
Restricted stock compensation expense	—	—	3,329	—	—	3,329
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	320	—	320
Cash dividends ($0.03 per share)	—	—	—	(1,301)	—	(1,301)
Balance at September 30, 2021	42,870,687	510,327	$309,489	$371,869	$8,065	$689,423
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)
For the three and nine months ended September 30, 2022 and 2021 (unaudited)
(Dollars in thousands)

	Nine Months Ended
	Common stock			Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	Shares		Amount
	Class A	Class B
Balance at December 31, 2021	43,494,046	125,024	$312,294	$400,893	$1,946	$715,133
Net income	—	—	—	174,416	—	174,416
Other comprehensive loss	—	—	—	—	(97,188)	(97,188)
Issuance of restricted stock	172,296	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(4,453)	—	—	(4,453)
Employee stock purchase program	29,383	—	1,066	—	—	1,066
Stock option exercises	160,601	—	1,650	—	—	1,650
Stock option compensation expense	—	—	886	—	—	886
Restricted stock compensation expense	—	—	14,189	—	—	14,189
Non-voting common stock converted to voting common stock in private sale	125,024	(125,024)	—	—	—	—
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	415	—	415
Cash dividends ($0.09 per share)	—	—	—	(3,946)	—	(3,946)
Balance at September 30, 2022	43,981,350	—	$325,632	$571,778	$(95,242)	$802,168

Balance at December 31, 2020	41,344,689	1,107,757	$310,619	$235,724	$21,507	$567,850
Net income	—	—	—	136,848	—	136,848
Other comprehensive loss	—	—	—	—	(13,442)	(13,442)
Issuance of restricted stock	433,642	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(17,504)	—	—	(17,504)
Employee stock purchase program	13,674	—	670	—	—	670
Stock option exercises	481,252	—	2,857	—	—	2,857
Stock option compensation expense	—	—	1,081	—	—	1,081
Restricted stock compensation expense	—	—	11,766	—	—	11,766
Non-voting common stock converted to voting common stock in private sale	597,430	(597,430)	—	—	—	—
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	3,177	—	3,177
Cash dividends ($0.09 per share)	—	—	—	(3,880)	—	(3,880)
Balance at September 30, 2021	42,870,687	510,327	$309,489	$371,869	$8,065	$689,423
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2022 and 2021 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$174,416	$136,848
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	15,626	15,894
Provision for loan and lease credit losses	21,272	11,292
Amortization of premium on securities, net of accretion	3,019	5,005
Deferred tax expense	17,258	9,493
Originations of loans held for sale	(787,633)	(1,062,694)
Proceeds from sales of loans held for sale	796,286	794,892
Net gains on sale of loans held for sale	(35,882)	(47,023)
Net loss (gain) on sale of foreclosed assets	49	(798)
Net gain on loans accounted for under fair value option	(475)	(4,323)
Net decrease (increase) in servicing assets	4,493	(50)
Net gain on disposal of long-lived asset	—	(114)
Net loss (gain) on disposal of property and equipment	31	(48)
Impairment on premises and equipment, net	—	904
Equity method investments (income) loss	(146,068)	4,685
Equity security investments (gains) losses, net	(2,487)	(44,534)
Renewable energy tax credit investment impairment	7,771	3,187
Stock option compensation expense	886	1,081
Restricted stock compensation expense	14,189	11,766
Stock based compensation excess tax benefit	876	8,882
Lease right-of-use assets and liabilities, net	252	(3)
Changes in assets and liabilities:
Other assets	12,377	19,171
Other liabilities	2,072	2,279
Net cash provided (used) by operating activities	98,328	(134,208)
Cash flows from investing activities
Purchases of investment securities available-for-sale	(360,058)	(317,711)
Proceeds from sales, maturities, calls, and principal paydown of investment securities available-for-sale	129,840	183,740
Proceeds from SBA reimbursement/sale of foreclosed assets, net	432	6,542
Maturities of certificates of deposits with other banks	500	500
Loan and lease originations and principal collections, net	(746,991)	167,475
Proceeds from sale of long-lived asset	—	8,988
Purchases of equity security investments	(9,213)	(226)
Purchases of equity method investments	(30,178)	(14,669)
Proceeds from sale of equity security investment	369	15,000
Proceeds from sale of equity method investments	147,713	—
Purchases of premises and equipment, net	(35,631)	(1,580)
Net cash (used) provided by investing activities	$(903,217)	$48,059
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
For the nine months ended September 30, 2022 and 2021 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities
Net increase in deposits	$1,292,865	$1,103,785
Proceeds from borrowings	12,074	594,820
Repayment of borrowings	(294,747)	(1,565,885)
Stock option exercises	1,650	2,857
Employee stock purchase program	1,066	670
Withholding cash issued in lieu of restricted stock and other	(4,453)	(17,504)
Shareholder dividend distributions	(3,946)	(3,880)
Net cash provided by financing activities	1,004,509	114,863
Net increase in cash and cash equivalents	199,620	28,714
Cash and cash equivalents, beginning	203,750	318,320
Cash and cash equivalents, ending	$403,370	$347,034

Supplemental disclosures of cash flow information
Interest paid	$66,975	$51,846
Income tax paid, net	17,128	16,546

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding losses on investment securities available-for-sale, net of taxes	$(97,188)	$(13,442)
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	14,880	10,782
Net transfers between foreclosed real estate and SBA receivable	139	(1,643)
Transfer of loans held for sale to loans and leases held for investment	843,639	617,475
Transfer of loans and leases held for investment to loans held for sale	356,429	247,680
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	415	3,177
Recording of secured borrowing	—	3,993
Equity method investment commitments	14,732	—
Equity security investment commitments	394	2,250
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation
Nature of Operations
Live Oak Bancshares, Inc. (collectively with its subsidiaries including Live Oak Banking Company, the “Company”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of the State of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was organized and incorporated under the laws of the State of North Carolina on February 25, 2008 and commenced operations on May 12, 2008. The Bank specializes in lending and deposit related services to small businesses nationwide. The Bank identifies and extends lending to credit-worthy borrowers both within specific industries, also called verticals, through expertise within those industries, and more broadly to select borrowers outside of those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) Loan Program and the U.S. Department of Agriculture’s (“USDA”) Rural Energy for America Program ("REAP"), Water and Environmental Program (“WEP”) and Business & Industry (“B&I”) loan programs.
The Company’s wholly owned subsidiaries include the Bank, Government Loan Solutions, Inc. (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi Advisors”).
The Bank’s wholly owned subsidiaries are Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), Live Oak Private Wealth, LLC (“Live Oak Private Wealth”) and Tiburon Land Holdings, LLC “TLH”). Live Oak Number One, Inc. holds properties foreclosed on by the Bank. LOCEF provides financing to entities for renewable energy applications. Live Oak Private Wealth provides high-net-worth individuals and families with strategic wealth and investment management services. During the first quarter of 2022, Jolley Asset Management, LLC (“JAM”) was merged into Live Oak Private Wealth. JAM was previously a wholly owned subsidiary of Live Oak Private Wealth. TLH was formed in the third quarter of 2022 to hold land adjacent to the Bank's headquarters consisting of wetlands and other protected property for the use and enjoyment of the Bank's employees and customers.
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
The Company generates revenue primarily from net interest income and secondarily through the origination and sale of government guaranteed loans. Income from the retention of loans is comprised of interest income. Income from the sale of loans is comprised of net gains on sales of loans along with loan servicing revenue and revaluation of related servicing assets. Offsetting these revenues are the cost of funding sources, provision for loan and lease credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense. The Company also generates gains and losses arising from its financial technology investments in its fintech segment.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities Exchange Commission on February 24, 2022 (SEC File No. 001-37497) (the “2021 Form 10-K”). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2021 Form 10-K. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2021 Form 10-K.
The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings per share:
Net income	$42,868	$33,839	$174,416	$136,848
Weighted-average basic shares outstanding	43,914,920	43,329,889	43,814,648	43,061,642
Basic earnings per share	$0.97	$0.78	$3.98	$3.18
Diluted earnings per share:
Net income, for diluted earnings per share	$42,868	$33,839	$174,416	$136,848
Total weighted-average basic shares outstanding	43,914,920	43,329,889	43,814,648	43,061,642
Add effect of dilutive stock options and restricted stock grants	882,189	1,710,801	1,128,784	1,874,372
Total weighted-average diluted shares outstanding	44,797,109	45,040,690	44,943,432	44,936,014
Diluted earnings per share	$0.96	$0.76	$3.88	$3.05
Anti-dilutive stock options and restricted shares	1,335,254	207,811	1,335,254	207,811

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 4. Securities
Available-for-Sale
The carrying amount of securities and their approximate fair values are reflected in the following table:

September 30, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US government agencies	$20,447	$—	$398	$20,049
Mortgage-backed securities	1,106,515	240	124,914	981,841
Municipal bonds	3,229	—	247	2,982
Other debt securities	500	—	—	500
Total	$1,130,691	$240	$125,559	$1,005,372

December 31, 2021
US government agencies	$10,444	$193	$—	$10,637
Mortgage-backed securities	887,302	14,246	12,209	889,339
Municipal bonds	3,246	333	3	3,576
Other debt securities	2,500	—	—	2,500
Total	$903,492	$14,772	$12,212	$906,052
During the three months ended September 30, 2022, two mortgage-backed securities totaling $3.8 million were settled. During the three months ended September 30, 2021, two mortgage-backed securities totaling $6.2 million were settled.
During the nine months ended September 30, 2022, twenty mortgage-backed securities totaling $36.5 million were settled. During the nine months ended September 30, 2021, one US government agency matured at $5.0 million and eight mortgage-backed securities totaling $23.1 million were settled.
Accrued interest receivable on available-for-sale securities totaled $2.9 million and $1.9 million at September 30, 2022 and December 31, 2021, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$20,049	$398	$—	$—	$20,049	$398
Mortgage-backed securities	623,625	52,828	332,084	72,086	955,709	124,914
Municipal bonds	2,889	242	93	5	2,982	247
Total	$646,563	$53,468	$332,177	$72,091	$978,740	$125,559

	Less Than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$479,322	$8,503	$110,633	$3,706	$589,955	$12,209
Municipal bonds	—	—	96	3	96	3
Total	$479,322	$8,503	$110,729	$3,709	$590,051	$12,212

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
At September 30, 2022, there were one hundred twenty-eight mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months. There were six US government agency securities, two hundred eighty-three mortgage-backed securities, and one municipal bond in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2021 were comprised of thirty-one mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months, and one hundred forty-two mortgage-backed securities in unrealized loss positions for less than 12 months.
These unrealized losses are primarily the result of non-credit-related volatility in the market and market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuers' ability to honor redemption obligations and the Company has the intent and ability to hold the securities for a sufficient period of time to recover unrealized losses, none of the losses have been recognized in the Company’s Unaudited Condensed Consolidated Statements of Income.
All mortgage-backed securities in the Company’s portfolio at September 30, 2022 and December 31, 2021 were backed by U.S. government sponsored enterprises (“GSEs”).
The following is a summary of investment securities by maturity:

	September 30, 2022
	Available-for-Sale
	Amortized cost	Fair value
US government agencies
Within one year	$7,502	$7,494
One to five years	12,945	12,555
Total	20,447	20,049
Mortgage-backed securities
One to five years	154,971	145,228
Five to ten years	208,714	181,882
After 10 years	742,830	654,731
Total	1,106,515	981,841
Municipal bonds
After 10 years	3,229	2,982
Total	3,229	2,982
Other debt securities
Within one year	500	500
Total	500	500

Total	$1,130,691	$1,005,372
Mortgage-backed securities are included in maturity categories based on their contractual maturity date. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
There were no securities pledged at September 30, 2022 or December 31, 2021.

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
Equity Method Accounting
The carrying amount and ownership percentage of each equity investment over which the Company has significant influence at September 30, 2022 and December 31, 2021 is reflected in the following table:

	September 30, 2022		December 31, 2021
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$61,806	40.3%	$52,323	39.1%
Canapi Ventures SBIC Fund, LP (1) (5)	19,261	2.9%	19,431	2.9%
Canapi Ventures Fund, LP (2) (5)	2,388	1.5%	2,402	1.5%
Canapi Ventures Fund II, LP (3) (5)	7,451	1.6%	—	N/A
Canapi Ventures SBIC Fund II, LP (4) (5)	8,000	3.7%	—	N/A
Other Fintech investments in private companies (6)	240	Various	5,330	Various
Other (7)	12,873	Various	4,664	Various
Total	$112,019		$84,150

(1)	Includes unfunded commitments of $5.5 million and $6.8 million as of September 30, 2022 and December 31, 2021, respectively.

(2)	Includes unfunded commitments of $632 thousand and $770 thousand as of September 30, 2022 and December 31, 2021, respectively.

(3)	Includes unfunded commitments of $6.8 million as of September 30, 2022. There were no unfunded commitments as of December 31, 2021.

(4)	Includes unfunded commitments of $7.9 million as of September 30, 2022. There were no unfunded commitments as of December 31, 2021.

(5)	Investee is accounted for under equity method due to the Company's participation as an investment advisor.

(6)
As of September 30, 2022, Other Fintech investments include Kwipped, Inc. On August 31, 2022, the Company sold its investment in Payrailz, LLC, resulting in a pre-tax gain of $28.4 million, and on April 1, 2022 the Company sold its investment in Finxact, Inc. resulting in a pre-tax gain of $120.5 million. As of December 31, 2021 Other Fintech investments include Finxact, Inc., Payrailz, LLC and Kwipped, Inc. Investees are accounted for under equity method due to the Company's ability to exercise significant influence through executive management's board involvement.

(7)	Other includes affordable housing and solar income tax credit projects.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Security Accounting
The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis as of September 30, 2022 and as of and for the nine months ended September 30, 2022 and 2021 is reflected in the following table:

		As of and for the nine month period ended
	Cumulative Adjustments	September 30, 2022	September 30, 2021
Carrying value (1)		$76,438	$62,341
Carrying value adjustments:
Impairment	$—	—	—
Upward changes for observable prices (2)	50,492	2,022	30,197
Downward changes for observable prices	(86)	—	—
Net upward change	$50,406	$2,022	$30,197

(1)	Includes $3.1 million and $2.6 million in unfunded commitments as of September 30, 2022, and September 30, 2021, respectively.

(2)	Cumulative adjustments excludes $13.9 million in realized gains for sale of an investment in the second quarter of 2021.
For the three and nine months ended September 30, 2022, the Company recognized unrealized gains on all equity securities held at the reporting date of $493 thousand and $1.9 million, respectively. For the three and nine months ended September 30, 2021, the Company recognized unrealized gains on all equity securities held at the reporting date of $12 thousand and $44.0 million, respectively.

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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option[1]	Total Loans and Leases
September 30, 2022
Commercial & Industrial
Small Business Banking	$1,660,870	$5,643	$16,643	$22,286	$1,683,156	$194,709	$1,877,865
Specialty Lending	1,256,847	3,089	166	3,255	1,260,102	76,483	1,336,585
Paycheck Protection Program	24,367	—	—	—	24,367	—	24,367
Total	2,942,084	8,732	16,809	25,541	2,967,625	271,192	3,238,817
Construction & Development
Small Business Banking	453,015	—	23	23	453,038	—	453,038
Specialty Lending	127,001	—	—	—	127,001	—	127,001
Total	580,016	—	23	23	580,039	—	580,039
Commercial Real Estate
Small Business Banking	1,993,613	10,292	2,547	12,839	2,006,452	180,249	2,186,701
Specialty Lending	390,299	—	—	—	390,299	17,326	407,625
Total	2,383,912	10,292	2,547	12,839	2,396,751	197,575	2,594,326
Commercial Land
Small Business Banking	402,545	—	1,917	1,917	404,462	43,416	447,878
Total	402,545	—	1,917	1,917	404,462	43,416	447,878
Total	$6,308,557	$19,024	$21,296	$40,320	$6,348,877	$512,183	$6,861,060
Net deferred fees							(7,678)
Loans and Leases, Net							$6,853,382

Guaranteed Balance	$2,561,284	$15,496	$18,199	$33,695	$2,594,979	$55,376	$2,650,355
% Guaranteed	40.6%	81.5%	85.5%	83.6%	40.9%	10.8%	38.6%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option[1]	Total Loans and Leases
December 31, 2021
Commercial & Industrial
Small Business Banking	$1,103,915	$13,171	$7,320	$20,491	$1,124,406	$248,806	$1,373,212
Specialty Lending	875,367	—	—	—	875,367	64,525	939,892
Paycheck Protection Program	266,893	68	1,414	1,482	268,375	—	268,375
Total	2,246,175	13,239	8,734	21,973	2,268,148	313,331	2,581,479
Construction & Development
Small Business Banking	275,786	—	1,366	1,366	277,152	—	277,152
Specialty Lending	82,014	—	—	—	82,014	—	82,014
Total	357,800	—	1,366	1,366	359,166	—	359,166
Commercial Real Estate
Small Business Banking	1,577,765	5,802	10,761	16,563	1,594,328	250,856	1,845,184
Specialty Lending	285,373	—	2,315	2,315	287,688	19,481	307,169
Total	1,863,138	5,802	13,076	18,878	1,882,016	270,337	2,152,353
Commercial Land
Small Business Banking	362,881	7,399	2,055	9,454	372,335	61,533	433,868
Total	362,881	7,399	2,055	9,454	372,335	61,533	433,868
Total	$4,829,994	$26,440	$25,231	$51,671	$4,881,665	$645,201	$5,526,866
Net deferred fees							(5,604)
Loans and Leases, Net							$5,521,262

Guaranteed Balance	$2,037,509	$18,421	$16,440	$34,861	$2,072,370	$77,722	$2,150,092
% Guaranteed	42.2%	69.7%	65.2%	67.5%	42.5%	12.0%	38.9%
(1)Retained portions of government guaranteed loans sold prior to January 1, 2020 are carried at fair value under FASB ASC Subtopic 825-10, Financial Instruments: Overall. See Note 9. Fair Value of Financial Instruments for additional information.

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

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total[1]
September 30, 2022
Small Business Banking
Risk Grades 1 - 4	$976,643	$1,334,130	$862,157	$516,864	$257,295	$254,670	$67,534	$1,155	$4,270,448
Risk Grade 5	5,923	11,725	38,072	40,760	36,927	44,322	4,040	—	181,769
Risk Grades 6 - 8	1,018	2,700	16,548	29,655	12,717	30,019	1,912	322	94,891
Total	983,584	1,348,555	916,777	587,279	306,939	329,011	73,486	1,477	4,547,108
Specialty Lending
Risk Grades 1 - 4	533,884	611,814	217,430	71,633	30,467	28,464	174,482	6,509	1,674,683
Risk Grade 5	—	10,094	28,792	22,034	9,309	5,479	2,196	248	78,152
Risk Grades 6 - 8	—	8,076	3,127	2,989	10,099	—	276	—	24,567
Total	533,884	629,984	249,349	96,656	49,875	33,943	176,954	6,757	1,777,402
Paycheck Protection Program
Risk Grades 1 - 4	—	15,468	8,899	—	—	—	—	—	24,367
Total	—	15,468	8,899	—	—	—	—	—	24,367
Total	$1,517,468	$1,994,007	$1,175,025	$683,935	$356,814	$362,954	$250,440	$8,234	$6,348,877

	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total[1]
December 31, 2021
Small Business Banking
Risk Grades 1 - 4	$1,051,775	$853,250	$522,407	$285,397	$188,858	$116,645	$46,356	$1,771	$3,066,459
Risk Grade 5	7,838	19,651	65,715	60,615	37,661	13,933	5,066	195	210,674
Risk Grades 6 - 8	2,517	8,667	27,696	14,545	14,193	21,239	1,457	774	91,088
Total	1,062,130	881,568	615,818	360,557	240,712	151,817	52,879	2,740	3,368,221
Specialty Lending
Risk Grades 1 - 4	644,851	238,409	73,978	42,452	38,703	—	133,889	1,816	1,174,098
Risk Grade 5	2,250	17,677	5,497	10,415	17,104	—	2,953	848	56,744
Risk Grades 6 - 8	—	17	3,166	8,654	—	2,315	75		14,227
Total	647,101	256,103	82,641	61,521	55,807	2,315	136,917	2,664	1,245,069
Paycheck Protection Program
Risk Grades 1 - 4	204,803	63,572	—	—	—	—	—	—	268,375
Total	204,803	63,572	—	—	—	—	—	—	268,375
Total	$1,914,034	$1,201,243	$698,459	$422,078	$296,519	$154,132	$189,796	$5,404	$4,881,665

(1)	Excludes $512.2 million and $645.2 million of loans accounted for under the fair value option as of September 30, 2022 and December 31, 2021, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

September 30, 2022	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Risk Grades 1 - 4	$5,969,498	$2,403,183	$3,566,315	40.3%
Risk Grade 5	259,921	112,819	147,102	43.4
Risk Grades 6 - 8	119,458	78,978	40,480	66.1
Total	$6,348,877	$2,594,980	$3,753,897	40.9%

December 31, 2021	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Risk Grades 1 - 4	$4,508,932	$1,875,152	$2,633,780	41.6%
Risk Grade 5	267,418	134,221	133,197	50.2
Risk Grades 6 - 8	105,315	62,997	42,318	59.8
Total	$4,881,665	$2,072,370	$2,809,295	42.5%

(1)	Excludes $512.2 million and $645.2 million of loans accounted for under the fair value option as of September 30, 2022 and December 31, 2021, respectively.
Nonaccrual Loans and Leases
As of September 30, 2022 and December 31, 2021 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three and nine months ended September 30, 2022 and 2021. Nonaccrual loans and leases are generally included in the held for investment portfolio. Accrued interest receivable on loans totaled $36.1 million and $31.0 million at September 30, 2022 and December 31, 2021, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Nonaccrual loans and leases held for investment as of September 30, 2022 and December 31, 2021 are as follows:

September 30, 2022	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$21,313	$18,397	$2,916	$407
Specialty Lending	266	266	—	—
Total	21,579	18,663	2,916	407
Construction & Development
Small Business Banking	23	—	23	—
Total	23	—	23	—
Commercial Real Estate
Small Business Banking	33,375	23,148	10,227	8,600
Total	33,375	23,148	10,227	8,600
Commercial Land
Small Business Banking	5,087	3,919	1,168	196
Total	5,087	3,919	1,168	196
Total	$60,064	$45,730	$14,334	$9,203

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021	Loan and Lease Balance[1]	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$16,911	$13,981	$2,930	$—
Payroll Protection Program	1,482	1,482	—	—
Total	18,393	15,463	2,930	—
Construction & Development
Small Business Banking	3,884	1,201	2,683	—
Total	3,884	1,201	2,683	—
Commercial Real Estate
Small Business Banking	12,410	5,226	7,184	5,169
Specialty Lending	2,315	507	1,808	1,808
Total	14,725	5,733	8,992	6,977
Commercial Land
Small Business Banking	5,531	4,148	1,383	—
Total	5,531	4,148	1,383	—
Total	$42,533	$26,545	$15,988	$6,977
(1)Excludes nonaccrual loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.
The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of September 30, 2022 and December 31, 2021:

	Total Collateral Dependent Loans			Unguaranteed Portion
September 30, 2022	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$2,730	$9,227	$25	$414	$300	$25	$132
Total	2,730	9,227	25	414	300	25	132
Construction & Development
Small Business Banking	6	—	—	6	—	—	6
Total	6	—	—	6	—	—	6
Commercial Real Estate
Small Business Banking	5,832	2,210	39	1,019	134	9	73
Total	5,832	2,210	39	1,019	134	9	73
Commercial Land
Small Business Banking	1,923	—	—	382	—	—	51
Total	1,923	—	—	382	—	—	51
Total	$10,491	$11,437	$64	$1,821	$434	$34	$262

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Total Collateral Dependent Loans			Unguaranteed Portion
December 31, 2021	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$698	$7,475	$—	$152	$449	$—	$235
Total	698	7,475	—	152	449	—	235
Construction & Development
Specialty Lending	3,858	—	—	2,657	—	—	57
Total	3,858	—	—	2,657	—	—	57
Commercial Real Estate
Small Business Banking	5,172	700	64	4,038	14	13	65
Specialty Lending	512	—	—	6	—	—	—
Total	5,684	700	64	4,044	14	13	65
Commercial Land
Small Business Banking	5,541	—	—	1,393	—	—	601
Total	5,541	—	—	1,393	—	—	601
Total	$15,781	$8,175	$64	$8,246	$463	$13	$958
Allowance for Credit Losses - Loans and Leases
See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2021 Form 10-K for a description of the methodologies used to estimate the allowance for credit losses (“ACL”).
The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
September 30, 2022
Beginning Balance	$41,178	$3,504	$17,840	$3,341	$65,863
Charge offs	(1,528)	—	(945)	—	(2,473)
Recoveries	240	—	481	11	732
Provision	9,023	1,982	3,155	9	14,169
Ending Balance	$48,913	$5,486	$20,531	$3,361	$78,291
September 30, 2021
Beginning Balance	$27,439	$6,232	$22,162	$2,014	$57,847
Charge offs	(2,535)	—	—	—	(2,535)
Recoveries	12	—	38	—	50
Provision	3,883	(1,941)	2,392	(15)	4,319
Ending Balance	$28,799	$4,291	$24,592	$1,999	$59,681

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
September 30, 2022
Beginning Balance	$37,770	$3,435	$19,068	$3,311	$63,584
Charge offs	(6,163)	—	(1,378)	(652)	(8,193)
Recoveries	420	—	1,197	11	1,628
Provision	16,886	2,051	1,644	691	21,272
Ending Balance	$48,913	$5,486	$20,531	$3,361	$78,291
September 30, 2021
Beginning Balance	$26,941	$5,663	$18,148	$1,554	$52,306
Charge offs	(2,912)	(262)	(2,691)	(12)	(5,877)
Recoveries	158	—	1,802	—	1,960
Provision	4,612	(1,110)	7,333	457	11,292
Ending Balance	$28,799	$4,291	$24,592	$1,999	$59,681
During the three and nine months ended September 30, 2022, the ACL increased primarily as a result of loan growth, charge-off experience impacts, a transfer of $729.5 million in loans carried at amortized cost, including $694.0 million in guaranteed loans, from held for sale to held for investment and changes in the macroeconomic outlook. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period.
During the three and nine month periods ended September 30, 2021, increases to the ACL were primarily related to loan growth which has outpaced the improvement in forecasted unemployment rates and other conditions related to the COVID-19 pandemic. Unemployment rates were forecasted for twelve months followed by a twelve-month straight-line reversion period. Additionally, the provision expense was impacted by net charge-offs during the periods.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Troubled Debt Restructurings
The following tables present the types of loans modified as troubled debt restructurings (“TDRs”):

	Three Months Ended September 30, 2022
	Interest Only		Payment Deferral		Extend Amortization		Other(1)		Total TDRs(2)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	3	$7,074	1	$146	—	$—	4	$7,220
Total	—	—	3	7,074	1	146	—	—	4	7,220
Construction & Development
Small Business Banking	—	—	—	—	—	—	2	2,518	2	2,518
Total	—	—	—	—	—	—	2	2,518	2	2,518
Total	—	$—	3	$7,074	1	$146	2	$2,518	6	$9,738
(1)Includes two Small Business Banking loans with extended amortization and interest only.
(2)Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

	Nine Months Ended September 30, 2022
	Interest Only		Payment Deferral		Extend Amortization		Other(1)		Total TDRs(2)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	6	$10,192	3	$1,674	1	$527	10	$12,393
Specialty Lending	—	—	1	734	—	—	—	—	1	734
Total	—	—	7	10,926	3	1,674	1	527	11	13,127
Commercial Real Estate
Small Business Banking	—	—	—	—	1	4,847	—	—	1	4,847
Total	—	—	—	—	1	4,847	—	—	1	4,847
Construction & Development
Small Business Banking	—	—	—	—	—	—	2	2,518	2	2,518
Total	—	—	—	—	—	—	2	2,518	2	2,518
Total	—	$—	7	$10,926	4	$6,521	3	$3,045	14	$20,492
(1)Includes one Small Business Banking loan with extended amortization and a rate concession, two Small Business Banking loans with extended amortization and interest only.
(2)Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

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
(1)Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

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
(1)Includes one Small Business Banking loan with extended amortization and a rate concession.
(2)Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.
Restructurings made to improve a loan’s performance have varying degrees of success. The following tables present TDRs that were modified within the twelve months ended September 30, 2022 that subsequently defaulted during the period:

	Three Months Ended September 30, 2022
	Interest Only		Payment Deferral		Extend Amortization		Other		Total TDRs(1)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	—	$—	1	$146	—	$—	1	$146
Total	—	$—	—	$—	1	$146	—	$—	1	$146
(1)Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2022
	Interest Only		Payment Deferral		Extend Amortization		Other		Total TDRs(1)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	2	$2,737	2	$496	—	$—	4	$3,233
Total	—	$—	2	$2,737	2	$496	—	$—	4	$3,233
(1)Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.
No TDRs that were modified within the twelve months ended September 30, 2021 subsequently defaulted during the three months ended September 30, 2021.
The following table presents TDRs that were modified within the twelve months ended September 30, 2021 that subsequently defaulted during the period:

	Nine Months Ended September 30, 2021
	Interest Only		Payment Deferral		Extend Amortization		Other		Total TDRs(1)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial Real Estate
Small Business Banking	—	$—	1	$50	—	$—	—	$—	1	$50
Total	—	$—	1	$50	—	$—	—	$—	1	$50
(1)Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.
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

	September 30, 2022	December 31, 2021
Gross direct finance lease payments receivable	$4,872	$7,333
Less – unearned interest	(565)	(998)
Net investment in direct financing leases	$4,307	$6,335
Future minimum lease payments under finance leases are as follows:

As of September 30, 2022	Amount
2022	$446
2023	1,945
2024	1,374
2025	990
2026	117
Total	$4,872
Interest income of $101 thousand and $159 thousand was recognized in the three months ended September 30, 2022 and 2021, respectively. Interest income of $309 thousand and $517 thousand was recognized in the nine months ended September 30, 2022 and 2021, respectively.
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
As of September 30, 2022 and December 31, 2021, the Company had a net investment of $116.6 million and $123.9 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $163.4 million as of September 30, 2022 and December 31, 2021 and accumulated depreciation was $46.8 million and $39.5 million as of September 30, 2022 and December 31, 2021, respectively. Depreciation expense recognized on these assets for the three months ended September 30, 2022 and 2021 was $2.4 million. Depreciation expense recognized on these assets for the nine months ended September 30, 2022 and 2021 was $7.3 million.
Lease income of $2.4 million was recognized in the three months ended September 30, 2022 and 2021. Lease income of $7.1 million and $7.2 million was recognized in the nine months ended September 30, 2022 and 2021, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
A maturity analysis of future minimum lease payments to be received under non-cancelable operating leases is as follows:

As of September 30, 2022	Amount
2022	$1,960
2023	9,075
2024	8,808
2025	8,935
2026	8,923
Thereafter	22,253
Total	$59,954
Note 7. Servicing Assets
Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balance of loans serviced for others requiring recognition of a servicing asset was $2.22 billion and $2.29 billion at September 30, 2022 and December 31, 2021, respectively. The unpaid principal balance for all loans serviced for others was $3.35 billion and $3.30 billion at September 30, 2022 and December 31, 2021, respectively.
The following summarizes the activity pertaining to servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$28,661	$36,966	$33,574	$33,918
Additions, net	1,744	2,880	7,068	7,616
Fair value changes:
Due to changes in valuation inputs or assumptions	992	(2,768)	(3,056)	119
Decay due to increases in principal paydowns or runoff	(2,316)	(3,110)	(8,505)	(7,685)
Balance at end of period	$29,081	$33,968	$29,081	$33,968
The fair value of servicing rights was determined using a weighted average discount rate of 15.1% on September 30, 2022 and 12.3% on September 30, 2021. The fair value of servicing rights was determined using a weighted average prepayment speed of 16.1% on September 30, 2022 and 16.7% on September 30, 2021, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Borrowings
Total outstanding borrowings consisted of the following:

	September 30, 2022	December 31, 2021
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$35,615	$42,734
In April 2020, the Company entered into the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF"). Under the PPPLF, advances must be secured by pledges of loans to small businesses originated by the Company under the U.S. Small Business Administration's 7(a) loan program titled the Paycheck Protection Program. The PPPLF accrues interest at 35 basis points and matures at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, ranging from February 9, 2026 to April 14, 2026, and will be accelerated on and to the extent of any 7(a) loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company shall repay the advance plus accrued interest. The remaining $18.5 million borrowing was paid in full at September 30, 2022.
	—	267,550
In September 2020, the Company renewed a $50.0 million revolving line of credit originally issued in 2017 with a third party correspondent bank. Subsequently on October 20, 2021, the Company renewed and increased the revolving line of credit from $50.0 million to $100.0 million and increased the term from 12 months to 36 months. The line of credit is unsecured and accrues interest at 30-day SOFR plus 1.25%, with an interest rate cap of 4.25% and an interest rate floor of 2.75%. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. The Company paid the Lender a non-refundable $750 thousand loan origination fee upon signing of the Note that will be amortized into interest expense over the life of the loan. In September 2022, the Company extended the maturity for an additional 12 months, and paid the Lender an additional $250 thousand loan origination fee that will be amortized into interest expense over the life of the loan. Payments are interest only with all principal and accrued interest due at maturity on October 10, 2025. The Company took an advance of $8.0 million on December 20, 2021 and $12.0 million on March 16, 2022. The Company paid down this balance in full on May 20, 2022 and there is $100.0 million of available credit remaining at September 30, 2022.
	—	8,000
Other short term debt (1)	1	5
Total borrowings	$35,616	$318,289
(1)Includes finance leases.
The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $167.5 million of available funding as of September 30, 2022 and December 31, 2021. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of September 30, 2022 and December 31, 2021.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company has entered into a repurchase agreement with a third party for an amount up to $5.0 million as of September 30, 2022 and December 31, 2021. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of September 30, 2022 and December 31, 2021.
On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. At September 30, 2022 and December 31, 2021, the Company had approximately $2.26 billion and $2.02 billion, respectively, in borrowing capacity available under these agreements. There are no advances outstanding and no collateral pledged as of September 30, 2022 and December 31, 2021.
The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $2.81 billion and $2.44 billion as of September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, the Company had approximately $2.37 billion and $2.04 billion, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of September 30, 2022 and December 31, 2021.
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
Recurring Fair Value
The table below provides a rollforward of the Level 3 equity warrant asset fair values.

	Three Months Ended September 30,		Nine Months Ended September 30,
Equity Warrant Assets	2022	2021	2022	2021
Balance at beginning of period	$2,422	$1,580	$1,672	$908
Issuances	14	135	718	172
Net gains on derivative instruments	121	310	167	1,080
Settlements	—	(353)	—	(488)
Balance at end of period	$2,557	$1,672	$2,557	$1,672

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2022	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$20,049	$—	$20,049	$—
Mortgage-backed securities	981,841	—	981,841	—
Municipal bonds(1)	2,982	—	2,888	94
Other debt securities	500	500	—	—
Loans held for investment	512,183	—	—	512,183
Servicing assets(2)	29,081	—	—	29,081
Mutual fund	1,922	—	1,922	—
Equity warrant assets	2,557	—	—	2,557
Total assets at fair value	$1,551,115	$500	$1,006,700	$543,915

December 31, 2021	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$10,637	$—	$10,637	$—
Mortgage-backed securities	889,339	—	889,339	—
Municipal bonds(1)	3,576	—	3,480	96
Other debt securities	2,500	—	2,500	—
Loans held for sale	25,310	—	—	25,310
Loans held for investment	645,201	—	—	645,201
Servicing assets(2)	33,574	—	—	33,574
Mutual fund	2,379	—	2,379	—
Equity warrant assets	1,672	—	—	1,672
Total assets at fair value	$1,614,188	$—	$908,335	$705,853

(1)
During the three and nine months ended September 30, 2022, the Company recorded a fair value adjustment gain of $1 thousand and a loss of $2 thousand, respectively. During the three and nine months ended September 30, 2021, the Company recorded a $1 thousand fair value adjustment gain.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at September 30, 2022 or December 31, 2021. The unpaid principal balance of unguaranteed exposure for nonaccruals was $3.7 million and $6.9 million at September 30, 2022 and December 31, 2021, respectively.
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at September 30, 2022 and December 31, 2021.

	September 30, 2022
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$512,183	$532,264	$(20,081)	$27,905	$30,265	$(2,360)	$11,757	$13,318	$(1,561)
	$512,183	$532,264	$(20,081)	$27,905	$30,265	$(2,360)	$11,757	$13,318	$(1,561)

	December 31, 2021
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for sale	$25,310	$26,831	$(1,521)	$—	$—	$—	$—	$—	$—
Loans held for investment	645,201	666,066	(20,865)	38,262	42,841	(4,579)	24,057	25,633	(1,576)
	$670,511	$692,897	$(22,386)	$38,262	$42,841	$(4,579)	$24,057	$25,633	$(1,576)
The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended September 30,		Nine Months Ended September 30,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2022	2021	2022	2021
Loans held for sale	$1,748	$85	$1,521	$549
Loans held for investment	2,672	(1,115)	(1,046)	3,774
	$4,420	$(1,030)	$475	$4,323
Gains and (losses) related to borrower-specific credit risk were $451 thousand and $(2.4) million for the three and nine months ended September 30, 2022, respectively, and $81 thousand and $(212) thousand for the three and nine months ended September 30, 2021, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans held for sale	2022	2021	2022	2021
Balance at beginning of period	$23,452	$29,048	$25,310	$36,111
Repurchases	—	—	65	—
Fair value changes	1,748	85	1,521	549
Transfers to held for investment, net	(24,768)	—	(26,219)	(6,415)
Settlements	(432)	(1,767)	(677)	(2,879)
Balance at end of period	$—	$27,366	$—	$27,366

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans held for investment	2022	2021	2022	2021
Balance at beginning of period	$530,644	$743,226	$645,201	$815,374
Repurchases	1,946	10,005	4,851	31,790
Fair value changes	2,672	(1,115)	(1,046)	3,774
Transfers from held for sale, net	24,768	—	26,219	6,415
Settlements	(47,847)	(54,074)	(163,042)	(159,311)
Balance at end of period	$512,183	$698,042	$512,183	$698,042
Non-Recurring Fair Value
The tables below present the recorded amount of assets and liabilities measured at fair value on a non-recurring basis.

September 30, 2022	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$1,264	$—	$—	$1,264
Foreclosed assets	1,178	—	—	1,178
Total assets at fair value	$2,442	$—	$—	$2,442

December 31, 2021	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$1,567	$—	$—	$1,567
Foreclosed assets	620	—	—	620
Total assets at fair value	$2,187	$—	$—	$2,187
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets that are measured at fair value on a non-recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2021 Form 10-K.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Level 3 Analysis
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2022 and December 31, 2021 the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2022
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$94	Discounted expected cash flows	Discount rate Prepayment speed	6.0% 5.0%
Loans held for investment	$512,183	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0% to 69.4% (WAVG 1.7%) 11.1% to 21.0% WAVG 17.4% 10.0% to 100.0%
Equity warrant assets	$2,557	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	26.1% to 81.3% 3.8% to 4.0% 20.0% 3 - 9 Years
Non-recurring fair value
Collateral-dependent loans	$1,264	Discounted appraisals	Appraisal adjustments (1)	10.0% to 100.0%
Foreclosed assets	$1,178	Discounted appraisals	Appraisal adjustments (1)	10.0%

December 31, 2021
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Recurring fair value
Municipal bond	$96	Discounted expected cash flows	Discount rate Prepayment speed	4.8% 5.0%
Loans held for sale	$25,310	Discounted expected cash flows	Discount rate Prepayment speed	6.2% to 21.9% WAVG 17.4%
Loans held for investment	$645,201	Discounted expected cash flows Discounted appraisals	Loss rate Discount rate Prepayment speed Appraisal adjustments	0.0% to 70.2% (WAVG 1.5%) 6.2% to 21.9% WAVG 17.4% 10.0% to 85.0%
Equity warrant assets	$1,672	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount Remaining life	26.2% to 88.2% 1.3% to 1.5% 20.0% 4 - 10 years
Non-recurring fair value
Collateral-dependent loans	$1,567	Discounted appraisals	Appraisal adjustments (1)	10.0% to 99.0%
Foreclosed assets	$620	Discounted appraisals	Appraisal adjustments (1)	9.0% to 10.0%
(1)Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.

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
The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

September 30, 2022	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$335,046	$335,046	$—	$—	$335,046
Federal funds sold	68,324	68,324	—	—	68,324
Certificates of deposit with other banks	4,250	4,393	—	—	4,393
Loans held for sale	537,649	—	—	542,025	542,025
Loans and leases held for investment, net of allowance for credit losses on loans and leases	6,262,908	—	—	6,079,982	6,079,982
Financial liabilities
Deposits	8,404,909	—	7,898,277	—	7,898,277
Borrowings	35,616	—	—	34,256	34,256

December 31, 2021	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$187,203	$187,203	$—	$—	$187,203
Federal funds sold	16,547	16,547	—	—	16,547
Certificates of deposit with other banks	4,750	4,930	—	—	4,930
Loans held for sale	1,091,209	—	—	1,197,307	1,197,307
Loans and leases held for investment, net of allowance for credit losses on loans and leases	4,812,477	—	—	4,958,875	4,958,875
Financial liabilities
Deposits	7,112,044	—	6,942,512	—	6,942,512
Borrowings	318,289	—	—	312,036	312,036
Note 10. Commitments and Contingencies
Litigation
In the normal course of business, the Company is involved in various legal proceedings. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

	September 30, 2022	December 31, 2021
Commitments to extend credit	$2,927,606	$2,634,387
Standby letters of credit	25,912	10,753
Airplane purchase agreement commitments	30,000	—
Total unfunded off-balance-sheet credit risk	$2,983,518	$2,645,140
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
The allowance for off-balance sheet credit exposures was $1.1 million and $739 thousand at September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022 and December 31, 2021, the Company recorded unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $23.9 million and $10.4 million, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Concentrations of Credit Risk
The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $20.0 million, except for twenty-two relationships that have a retained unguaranteed exposure of $656.3 million of which $381.8 million of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $60.0 million, of which no relationships exceed $20.0 million.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Banking	Fintech	Other	Consolidated
As of and for the three months ended September 30, 2022
Interest income	$115,819	$8	$7	$115,834
Interest expense	31,581	—	367	31,948
Net interest income (loss)	84,238	8	(360)	83,886
Provision for loan and lease credit losses	14,169	—	—	14,169
Noninterest income	27,268	29,980	476	57,724
Noninterest expense	78,474	2,495	2,079	83,048
Income tax expense (benefit)	1,344	416	(235)	1,525
Net income (loss)	$17,519	$27,077	$(1,728)	$42,868
Total assets	$9,140,943	$163,304	$10,403	$9,314,650
As of and for the three months ended September 30, 2021
Interest income	$92,783	$—	$3	$92,786
Interest expense	14,667	—	384	15,051
Net interest income (loss)	78,116	—	(381)	77,735
Provision for loan and lease credit losses	4,319	—	—	4,319
Noninterest income	25,125	(283)	434	25,276
Noninterest expense	52,423	1,223	1,813	55,459
Income tax expense (benefit)	9,363	(206)	237	9,394
Net income (loss)	$37,136	$(1,300)	$(1,997)	$33,839
Total assets	$7,984,677	$113,117	$39,547	$8,137,341

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Banking	Fintech	Other	Consolidated
As of and for the nine months ended September 30, 2022
Interest income	$307,780	$80	$3	$307,863
Interest expense	64,961	—	1,303	66,264
Net interest income (loss)	242,819	80	(1,300)	241,599
Provision for loan and lease credit losses	21,272	—	—	21,272
Noninterest income	64,371	152,878	1,672	218,921
Noninterest expense	216,652	6,809	6,180	229,641
Income tax expense (benefit)	10,152	26,138	(1,099)	35,191
Net income (loss)	$59,114	$120,011	$(4,709)	$174,416
Total assets	$9,140,943	$163,304	$10,403	$9,314,650
As of and for the nine months ended September 30, 2021
Interest income	$268,856	$129	$25	$269,010
Interest expense	48,967	—	896	49,863
Net interest income (loss)	219,889	129	(871)	219,147
Provision for loan and lease credit losses	11,292	—	—	11,292
Noninterest income	82,459	42,361	1,624	126,444
Noninterest expense	158,877	3,355	9,057	171,289
Income tax expense (benefit)	19,143	10,008	(2,989)	26,162
Net income (loss)	$113,036	$29,127	$(5,315)	$136,848
Total assets	$7,984,677	$113,117	$39,547	$8,137,341

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
These statements generally relate to the financial condition, results of operations, plans, objectives, future performance or business of Live Oak Bancshares, Inc. (the "Company"). They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “will,” “may,” “should,” “could,” “would,” “continues,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this Report. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements management may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to the Company at the time. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this Report are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of the Company’s future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. These risks, uncertainties and assumptions include, without limitation:
•deterioration in the financial condition of borrowers resulting in significant increases in the Company’s loan and lease losses and provisions for those losses and other adverse impacts to results of operations and financial condition;
•changes in Small Business Administration ("SBA") rules, regulations and loan products, including specifically the Section 7(a) program, changes in SBA standard operating procedures or changes to the status of Live Oak Banking Company (the "Bank") as an SBA Preferred Lender;
•changes in rules, regulations or procedures for other government loan programs, including those of the United States Department of Agriculture (“USDA”);
•changes in interest rates that affect the level and composition of deposits, loan demand and the values of loan collateral, securities, and interest sensitive assets and liabilities;
•the failure of assumptions underlying the establishment of reserves for possible loan and lease losses;
•changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;
•the continuing impacts of the Coronavirus Disease 2019 (“COVID-19”) pandemic on trade (including supply chains and export levels), travel, employee productivity and other economic activities that may have a destabilizing and negative effect on financial markets, economic activity and customer behavior;
•a reduction in or the termination of the Company’s ability to use the technology-based platform that is critical to the success of the Company’s business model or to develop a next-generation banking platform, including a failure in or a breach of the Company’s operational or security systems or those of its third party service providers;

•changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts operations, including reductions in rates of business formation and growth, demand for the Company’s products and services, commercial and residential real estate development and prices, premiums paid in the secondary market for the sale of loans, and valuation of servicing rights;
•changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;
•fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;
•the effects of competition from other commercial banks, non-bank lenders, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and mutual funds, and other financial service providers operating in the Company’s market area and elsewhere, including providers operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet;
•the Company's ability to attract and retain key personnel;
•changes in governmental monetary and fiscal policies as well as other legislative and regulatory changes, including with respect to SBA or USDA lending programs and investment tax credits;
•changes in political and economic conditions;
•the impact of heightened regulatory scrutiny of financial products and services, primarily led by the Consumer Financial Protection Bureau and various state agencies;
•the Company's ability to comply with any requirements imposed on it by regulators, and the potential negative consequences that may result;
•operational, compliance and other factors, including conditions in local areas in which the Company conducts business such as inclement weather or a reduction in the availability of services or products for which loan proceeds will be used, that could prevent or delay closing and funding loans before they can be sold in the secondary market;
•the effect of any mergers, acquisitions or other transactions, to which the Company or the Bank may from time to time be a party, including management’s ability to successfully integrate any businesses acquired;
•adverse results, including related fees and expenses, from pending or future lawsuits, government investigations or private actions;
•other risk factors listed from time to time in reports that the Company files with the SEC, including those described under “Risk Factors” in this Report; and
•the Company’s success at managing the risks involved in the foregoing.
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
The Bank’s wholly owned subsidiaries are Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), Live Oak Private Wealth, LLC (“Live Oak Private Wealth”) and Tiburon Land Holdings, LLC (“TLH”). Live Oak Number One, Inc. holds properties foreclosed on by the Bank. LOCEF provides financing to entities for renewable energy applications and became a wholly owned subsidiary of the Bank during the first quarter of 2019. Live Oak Private Wealth provides high-net-worth individuals and families with strategic wealth and investment management services. During the first quarter of 2022, Jolley Asset Management, LLC (“JAM”) was merged into Live Oak Private Wealth. JAM was previously a wholly owned subsidiary of Live Oak Private Wealth. TLH was formed in the third quarter of 2022 to hold land adjacent to the Bank's headquarters consisting of wetlands and other protected property for the use and enjoyment of the Bank's employees and customers.
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
The Company generates revenue primarily from net interest income and secondarily through origination and sale of government guaranteed loans. Income from the retention of loans is comprised principally of interest income. Income from the sale of loans is comprised of net gains on sales of loans along with loan servicing revenue and revaluation of related servicing assets. Offsetting these revenues are the cost of funding sources, provision for loan and lease credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense. The Company also generates gains and losses arising from its financial technology investments in its fintech segment, as discussed more fully later in this section entitled “Results of Segment Operations.”
Results of Operations
Performance Summary
Three months ended September 30, 2022 compared with three months ended September 30, 2021
For the three months ended September 30, 2022, the Company reported net income of $42.9 million, or $0.96 per diluted share, compared to net income of $33.8 million, or $0.76 per diluted share, for the third quarter of 2021.
The increase in net income was largely due to the following items:
•Increase in equity method investment income of $30.4 million, largely driven by a $28.4 million gain related to the Company’s sale of its investment in Payrailz, LLC (“Payrailz”);

•Increase in net interest income of $6.2 million, or 7.9%, predominately from increases in volume for the total loan and lease portfolio, partially mitigated by a decrease in the net interest margin arising from an increase in interest-bearing liabilities combined with average cost of funds outpacing the average yield on interest earning assets;
•A net loss on loan servicing asset revaluation decreasing by $4.6 million, or 77.5%;
•The net gain on loans accounted for under the fair value option increasing by $5.5 million, or 529.1%, from a net loss of $1.0 million in the third quarter of 2021; and
•Decreased income tax expense of $7.9 million, or 83.8%, largely due to higher than expected investment tax credits arising from renewable energy investments in the third quarter of 2022.
Key factors partially offsetting the increase in net income for the third quarter of 2022 were:
•Provision for loan and lease credit losses increased $9.9 million, or 228.1%, compared to $4.3 million for the third quarter of 2021. The level of provision expense in the third quarter of 2022 was primarily the result of loan growth, charge-off experience impacts, increased levels of loans classified as held for investment and changes in the macroeconomic outlook;
•Decreased net gains on sales of loans of $9.6 million, or 50.8%, the result of lower volume of loan sales combined with overall weaker market conditions compared to those experienced in the prior year; and
•Increased noninterest expense of $27.6 million, or 49.7%, principally comprised of salaries and employee benefits up $15.3 million, or 54.2%, and $7.7 million in impairment charges related to a renewable energy tax credit investment closed in the third quarter of 2022.
Nine months ended September 30, 2022 compared with nine months ended September 30, 2021
For the nine months ended September 30, 2022, the Company reported a net income of $174.4 million, or $3.88 per diluted share, as compared to net income of $136.8 million, or $3.05 per diluted share, for the nine months ended September 30, 2021. This increase in net income was largely due to the following items:
•Increase in equity method investment income of $150.8 million, due to the above mentioned third quarter 2022 Payrailz gain of $28.4 million combined with the $120.5 million gain recognized in the second quarter of 2022 related to the sale of its investment in Finxact, Inc. ("Finxact"); and
•Increase in net interest income of $22.5 million, or 10.2%, predominately from increases in both average yield and volume for the total loan and lease portfolio. The growth in net interest income was mitigated by rising average cost of funds and moderate growth in interest-bearing liabilities.
Key factors partially offsetting the increase in net income for the first nine months of 2022 were:
•Decreased equity security investment gains of $42.0 million, due to the Company’s $44.1 million second quarter 2021 fair value gain from its investment in Greenlight Financial Technologies, Inc. (“Greenlight”);
•Provision for loan and lease credit losses increasing $10.0 million, or 88.4%, compared to $11.3 million in the first nine months of 2021. The level of provision expense in the year to date period of 2022 was primarily the result of the above mentioned factors driving the increase for the third quarter of 2022;
•Decreased net gains on sales of loans of $11.1 million, or 23.7%, combined with an increased loss on loan servicing asset revaluation of $4.0 million, or 52.8%, and a net gain on loans accounted for under the fair value option decreasing by $3.8 million, or 89.0%, all principally the result of weaker overall market conditions emerging in 2022 as compared to the first nine months of 2021;

•Increased noninterest expense of $58.4 million, or 34.1%, principally comprised of salaries and employee benefits up $35.8 million, or 38.7%, advertising and marketing expense up $3.5 million, or 110.6%, technology expense up $3.4 million, or 21.2%, contributions and donations up $4.4 million, or 221.0%; and increased impairment charges of $4.6 million related to renewable energy tax credits; and
•Increased income tax expense of $9.0 million primarily due the above discussed increase in net income.
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
Three months ended September 30, 2022 compared with three months ended September 30, 2021
For the three months ended September 30, 2022, net interest income increased $6.2 million, or 7.9%, to $83.9 million compared to $77.7 million for the three months ended September 30, 2021. This increase was principally due to growth in the volume for the total loan and lease portfolio outpacing moderate growth in interest-bearing liabilities combined with an increase in average cost of funds which exceeded the increase in average yield on interest-earning assets. This increase in net interest income over the prior year was significantly higher when excluding the effects of declining levels of Paycheck Protection Program (“PPP”) loan net interest income for the compared period, which has been declining over time as PPP loans are paid down. Excluding PPP loan impacts of $1.2 million, comprised of amortization of net deferred fees combined with a 1% annualized interest rate less the related interest expense from funding activity, net interest income increased by $17.2 million. Average interest-earning assets increased by $926.6 million, or 12.0%, to $8.66 billion for the three months ended September 30, 2022, compared to $7.74 billion for the three months ended September 30, 2021, while the yield on average interest-earning assets increased fifty-five basis points to 5.31%. The cost of funds on interest-bearing liabilities for the three months ended September 30, 2022, increased seventy-five basis points to 1.55% while the average balance of interest-bearing liabilities increased by $704.9 million, or 9.5%, over the three months ended September 30, 2021. The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth. This increase was muted by a $755.3 million reduction in average borrowings largely related to the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF") repayments since September 30, 2021. As indicated in the rate/volume table below, the overall increase discussed above is reflected in increased interest income of $23.0 million outpacing growth in interest expense of $16.9 million for the third quarter of 2022 compared to the third quarter of 2021. For the three months ended September 30, 2021, compared to the three months ended September 30, 2022, net interest margin decreased from 3.99% to 3.84%. As of September 30, 2022, the Company had $23.9 million in PPP loan balances on its books which includes $490 thousand in net deferred fees remaining to be recognized into future interest income. The Company expects to recognize most of the remaining net deferred fees for PPP loans in 2022.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021
For the nine months ended September 30, 2022, net interest income increased $22.5 million, or 10.2%, to $241.6 million compared to $219.1 million for the nine months ended September 30, 2021. This increase was principally due to growth in both average yield and volume for the total loan and lease portfolio outpacing growth in both interest-bearing liabilities and average cost of funds. This increase in net interest income over the prior year was significantly higher when excluding the effects of declining levels of PPP loan net interest income for the compared period. Excluding PPP loan impacts of $6.5 million as defined above, net interest income increased by $59.9 million. Average interest-earning assets increased by $566.9 million, or 7.4%, to $8.26 billion for the nine months ended September 30, 2022, compared to $7.69 billion for the nine months ended September 30, 2021, while the yield on average interest-earning assets increased thirty-one basis points to 4.99%. The cost of funds on interest-bearing liabilities for the nine months ended September 30, 2022, increased twenty-four basis points to 1.13% while the average balance of interest-bearing liabilities increased by $349.6 million, or 4.7%, over the nine months ended September 30, 2021. The increase in average interest-bearing liabilities was also largely driven by funding for significant loan originations and growth. This increase was muted by a $1.05 billion reduction in average borrowings largely related to PPPLF repayments since September 30, 2021. As indicated in the rate/volume table below, the overall increase discussed above is reflected in increased interest income of $38.9 million as compared to an increase in interest expense of $16.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022, net interest margin increased from 3.81% to 3.91%.
During the first nine months of 2022, the Federal Reserve increased the federal funds target rate by 300 basis points. In September 2022, the Federal Reserve released federal funds target rate midpoint projections which implied an additional increase of approximately 125 basis points in the remainder of 2022 and an increase of approximately 30 basis points by the end of 2023. Of the additional increases anticipated in 2022, a 75 basis point increase is currently expected to occur in November 2022. There can be no assurance that any further increases in the federal funds rate will occur, and if they do, the amount and timing of actual increases are subject to change. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information about the Company’s sensitivity to interest rates.

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

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$225,959	$1,375	2.41%	$452,830	$221	0.19%
Federal funds sold	187,014	1,073	2.28	9,260	3	0.13
Investment securities	1,040,076	5,506	2.10	808,697	3,174	1.56
Loans held for sale	1,000,912	16,156	6.40	1,098,940	15,090	5.45
Loans and leases held for investment(1)	6,208,447	91,724	5.86	5,366,088	74,298	5.49
Total interest-earning assets	8,662,408	115,834	5.31	7,735,815	92,786	4.76
Less: Allowance for credit losses on loans and leases	(65,511)			(56,411)
Noninterest-earning assets	598,220			581,771
Total assets	$9,195,117			$8,261,175
Interest-bearing liabilities:
Savings	$4,009,928	$16,775	1.66%	$3,367,168	$4,359	0.51%
Money market accounts	100,074	72	0.29	104,576	74	0.28
Certificates of deposit	3,978,793	14,706	1.47	3,156,834	9,726	1.22
Total deposits	8,088,795	31,553	1.55	6,628,578	14,159	0.85
Borrowings	63,207	395	2.48	818,511	892	0.43
Total interest-bearing liabilities	8,152,002	31,948	1.55	7,447,089	15,051	0.80
Noninterest-bearing deposits	133,676			79,006
Noninterest-bearing liabilities	84,597			46,907
Shareholders' equity	824,842			688,173
Total liabilities and shareholders' equity	$9,195,117			$8,261,175
Net interest income and interest rate spread		$83,886	3.76%		$77,735	3.96%
Net interest margin			3.84%			3.99%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.26%			103.88%
(1)Average loan and lease balances include non-accruing loans and leases.

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$259,212	$2,402	1.24%	$433,219	$752	0.23%
Federal funds sold	92,127	1,275	1.85	22,151	19	0.11
Investment securities	950,787	12,951	1.82	769,890	9,078	1.58
Loans held for sale	1,078,743	47,308	5.86	1,127,924	45,383	5.38
Loans and leases held for investment(1)	5,876,078	243,927	5.55	5,336,824	213,778	5.36
Total interest-earning assets	8,256,947	307,863	4.99	7,690,008	269,010	4.68
Less: Allowance for credit losses on loans and leases	(63,613)			(53,589)
Noninterest-earning assets	610,330			599,902
Total assets	$8,803,664			$8,236,321
Interest-bearing liabilities:
Interest-bearing checking	$—	$—	—%	$102,566	$442	0.58%
Savings	3,838,150	29,153	1.02	2,945,535	12,180	0.55
Money market accounts	94,901	182	0.26	105,048	239	0.30
Certificates of deposit	3,749,894	35,343	1.26	3,129,084	33,062	1.41
Total deposits	7,682,945	64,678	1.13	6,282,233	45,923	0.98
Borrowings	152,157	1,586	1.39	1,203,240	3,940	0.44
Total interest-bearing liabilities	7,835,102	66,264	1.13	7,485,473	49,863	0.89
Noninterest-bearing deposits	105,629			76,304
Noninterest-bearing liabilities	64,205			43,819
Shareholders' equity	798,728			630,725
Total liabilities and shareholders' equity	$8,803,664			$8,236,321
Net interest income and interest rate spread		$241,599	3.86%		$219,147	3.79%
Net interest margin			3.91%			3.81%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.38%			102.73%
(1)Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 vs. 2021			2022 vs. 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$1,900	$(746)	$1,154	$2,607	$(957)	$1,650
Federal funds sold	531	539	1,070	742	514	1,256
Investment securities	1,265	1,067	2,332	1,574	2,299	3,873
Loans held for sale	2,530	(1,464)	1,066	3,993	(2,068)	1,925
Loans and leases held for investment	5,372	12,054	17,426	8,156	21,993	30,149
Total interest income	11,598	11,450	23,048	17,072	21,781	38,853
Interest expense:
Interest-bearing checking	—	—	—	—	(442)	(442)
Savings	10,656	1,760	12,416	11,738	5,235	16,973
Money market accounts	1	(3)	(2)	(36)	(21)	(57)
Certificates of deposit	2,195	2,785	4,980	(3,924)	6,205	2,281
Borrowings	2,275	(2,772)	(497)	4,845	(7,199)	(2,354)
Total interest expense	15,127	1,770	16,897	12,623	3,778	16,401
Net interest income	$(3,529)	$9,680	$6,151	$4,449	$18,003	$22,452
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
For the third quarter of 2022, there was a provision for loan and lease credit losses of $14.2 million compared to $4.3 million for the same period in 2021, an increase of $9.9 million. For the first nine months of 2022, there was a provision for loan and lease credit losses of $21.3 million compared to $11.3 million for the same period in 2021, an increase of $10.0 million. The increase in provision expense as compared to the third quarter of 2021 and the first nine months of 2021 was primarily the result of loan growth, charge-off experience impacts, a transfer of $729.5 million in loans carried at amortized cost, including $694.0 million in guaranteed loans, from held for sale to held for investment and changes in the macroeconomic outlook. See “Results of Operations” discussion of “Net Gains on Sales of Loans” for additional information influencing management's intent to hold more loans for investment.
Loans and leases held for investment at historical cost were $6.35 billion as of September 30, 2022, increasing by $1.6 billion, or 34.3%, compared to September 30, 2021. Excluding PPP loans and net unearned fees on those loans, the balance in loans and leases held for investment at historical cost was $6.32 billion at September 30, 2022, an increase of $2.09 billion, or 49.3%, over September 30, 2021.

Net charge-offs for loans and leases carried at historical cost were $1.7 million, or 0.12% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended September 30, 2022, compared to net charge-offs of $2.5 million, or 0.21%, for the three months ended September 30, 2021. For the nine months ended September 30, 2022, net charge-offs totaled $6.6 million compared to $3.9 million for the nine months ended September 30, 2021, an increase of $2.6 million, or 67.6%. The increase in net charge-offs for the first nine months of 2022 was anticipated following the expiration of government subsidies and the return to expected losses consistent with pre-Covid historical experience. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.
In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $2.7 million and $6.3 million accounted for under the fair value option at September 30, 2022 and 2021, respectively, totaled $14.3 million, which was 0.23% of the held for investment loan and lease portfolio carried at historical cost at September 30, 2022, compared to $20.5 million, or 0.43% of loans and leases held for investment carried at historical cost at September 30, 2021. Nonperforming loans and leases carried at historical cost which are not guaranteed by the SBA or USDA were 0.23% and 0.48% of the historical cost portion of the held for investment loan and lease portfolio, excluding PPP loans, at September 30, 2022 and 2021, respectively.
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
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		2022/2021 Increase (Decrease)
	2022	2021	Amount	Percent
Noninterest income
Loan servicing revenue	$6,230	$6,278	$(48)	(0.8)%
Loan servicing asset revaluation	(1,324)	(5,878)	4,554	77.5
Net gains on sales of loans	9,275	18,860	(9,585)	(50.8)
Net gain (loss) on loans accounted for under the fair value option	4,420	(1,030)	5,450	529.1
Equity method investments income (loss)	29,136	(1,250)	30,386	2,430.9
Equity security investments gains (losses), net	876	176	700	397.7
Lease income	2,516	2,527	(11)	(0.4)
Management fee income	2,844	1,489	1,355	91.0
Other noninterest income	3,751	4,104	(353)	(8.6)
Total noninterest income	$57,724	$25,276	$32,448	128.4%

	Nine Months Ended September 30,		2022/2021 Increase (Decrease)
	2022	2021	Amount	Percent
Noninterest income
Loan servicing revenue	$19,063	$18,930	$133	0.7%
Loan servicing asset revaluation	(11,561)	(7,566)	(3,995)	(52.8)
Net gains on sales of loans	35,882	47,023	(11,141)	(23.7)
Net gain (loss) on loans accounted for under the fair value option	475	4,323	(3,848)	(89.0)
Equity method investments income (loss)	146,068	(4,685)	150,753	3,217.8
Equity security investments gains (losses), net	2,487	44,534	(42,047)	(94.4)
Lease income	7,529	7,742	(213)	(2.8)
Management fee income	6,890	4,896	1,994	40.7
Other noninterest income	12,088	11,247	841	7.5
Total noninterest income	$218,921	$126,444	$92,477	73.1%
For the three months ended September 30, 2022, noninterest income increased by $32.4 million, or 128.4%, compared to the three months ended September 30, 2021. The increase over the prior year is the result of the $28.4 million Payrailz gain included in equity method investment income, combined with a decrease in the net loss on servicing asset revaluation of $4.6 million and a $5.5 million increase in net gains on loans accounted for under the fair value option. Partially offsetting the increase over the prior year was decreased net gains on sales of loans of $9.6 million.
For the nine months ended September 30, 2022, noninterest income increased by $92.5 million, or 73.1%, compared to the nine months ended September 30, 2021. The increase over the prior year is also the result of the above mentioned Payrailz gain combined with the $120.5 million Finxact gain recognized in the second quarter of 2022. Partially offsetting the increase over the prior year was a decrease in equity security investment gains of $42.0 million, related to the 2021 Greenlight gain. Also partially offsetting the increase over the first nine months of 2021 was decreased net gains on sales of loans of $11.1 million, an increased loss on loan servicing asset revaluation of $4.0 million, and a decreased net gain on loans accounted for under the fair value option of $3.8 million.
The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three Months Ended September 30,		Three Months Ended June 30,		Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
Amount of loans and leases originated	$1,005,235	$1,063,190	$959,635	$1,153,693	$865,063	$1,180,219
Guaranteed portions of loans sold	148,110	201,903	68,818	130,858	219,703	136,747
Outstanding balance of guaranteed loans sold(1)	2,671,705	2,731,031	2,681,079	2,694,931	2,786,403	2,843,963

	Nine Months Ended September 30,		For years ended December 31,
	2022	2021	2021	2020	2019	2018
Amount of loans and leases originated	$2,829,933	$3,397,102	$4,480,725	$4,450,198	$2,001,886	$1,765,680
Guaranteed portions of loans sold	436,631	469,508	668,462	542,596	340,374	945,178
Outstanding balance of guaranteed loans sold(1)	2,671,705	2,731,031	2,756,915	2,819,625	2,746,480	3,045,460
(1)This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Asset Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses, with the prepayment speed being one of the most sensitive assumptions. For the three months ended September 30, 2022, there was a negative loan servicing revaluation adjustment of $1.3 million, compared to $5.9 million for the three months ended September 30, 2021, a decrease in expense of $4.6 million, or 77.5%. For the nine months ended September 30, 2022 there was negative loan servicing revaluation adjustment of $11.6 million compared to $7.6 million for the nine months ended September 30, 2021, an increase in expense of $4.0 million, or 52.8%. The decrease in the loss on valuation of the servicing asset compared to the third quarter of 2021 was principally the result of positive movements in market pricing, particularly as it relates to variable products, during the third quarter of 2022. The increase in the loss on loan servicing valuation when comparing to the first nine months of 2021 is principally the result of the emergence of weaker market conditions in 2022 than those experienced in the first nine months of the prior year.
Net Gains on Sales of Loans: For the three months ended September 30, 2022, net gains on sales of loans decreased $9.6 million, or 50.8%, compared to the three months ended September 30, 2021. The volume of guaranteed loans sold decreased $53.8 million, or 26.6%, for the three months ended September 30, 2022 to $148.1 million from $201.9 million in the three months ended September 30, 2021. For the nine months ended September 30, 2022, net gains on sales of loans decreased $11.1 million, or 23.7%, compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the volume of guaranteed loans sold decreased $32.9 million, or 7.0%, to $436.6 million from $469.5 million for the nine months ended September 30, 2021. The average net gain on loan sale premium decreased from 110% to 108% in the third quarters of 2021 and 2022, respectively, and decreased from 110% to 109% in the first nine months of 2021 and 2022, respectively. The decrease in net gains on sales of loans for both periods was principally the result of lower loan sales volume combined with negative market conditions beginning to materialize in 2022, as discussed above. Accordingly, these market trends influenced the Company's appetite for loan sales during periods of weaker premiums in the current year.
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option: For the three months ended September 30, 2022, the Company had a net gain on loans accounted for under the fair value option of $4.4 million compared to a net loss of $1.0 million for the third quarter of 2021, a positive change of $5.5 million, or 529.1%. For the nine months ended September 30, 2022, the Company had a net gain on loans accounted for under the fair value option of $475 thousand compared to a net gain of $4.3 million for the same period of 2021, a negative change of $3.8 million, or 89.0%. The carrying amount of loans accounted for under the fair value option at September 30, 2022 and 2021 was $512.2 million (all classified as held for investment) and $725.4 million ($27.4 million classified as held for sale and $698.0 million classified as held for investment), respectively, a decrease of $213.2 million, or 29.4%. The increased net gain on loans accounted for under the fair value option during third quarter of 2022 compared to the third quarter of 2021 was largely the result of positive movements in market pricing, as discussed above relative to loan servicing, in combination with continued amortization of the underlying loan portfolio. The decreased net gain on loans accounted for under the fair value option during the first nine months of 2022 as compared to the prior comparative period is principally the result of the emergence of weaker market conditions than those experienced in the first nine months of 2021.
Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		2022/2021 Increase (Decrease)
	2022	2021	Amount	Percent
Noninterest expense
Salaries and employee benefits	$43,479	$28,202	$15,277	54.2%
Non-employee expenses:
Travel expense	2,372	1,819	553	30.4%
Professional services expense	2,505	4,251	(1,746)	(41.1)
Advertising and marketing expense	2,621	1,631	990	60.7
Occupancy expense	2,519	2,042	477	23.4
Technology expense	7,770	6,150	1,620	26.3
Equipment expense	3,761	3,706	55	1.5
Other loan origination and maintenance expense	3,376	3,489	(113)	(3.2)
Renewable energy tax credit investment impairment	7,721	60	7,661	12,768.3
FDIC insurance	2,697	1,670	1,027	61.5
Contributions and donations	191	523	(332)	(63.5)
Other expense	4,036	1,916	2,120	110.6
Total non-employee expenses	39,569	27,257	12,312	45.2%
Total noninterest expense	$83,048	$55,459	$27,589	49.7%

	Nine Months Ended September 30,		2022/2021 Increase (Decrease)
	2022	2021	Amount	Percent
Noninterest expense
Salaries and employee benefits	$128,262	$92,468	$35,794	38.7%
Non-employee expenses:
Travel expense	6,627	4,027	2,600	64.6
Professional services expense	9,284	11,411	(2,127)	(18.6)
Advertising and marketing expense	6,651	3,158	3,493	110.6
Occupancy expense	7,619	6,378	1,241	19.5
Technology expense	19,585	16,159	3,426	21.2
Equipment expense	11,361	11,128	233	2.1
Other loan origination and maintenance expense	9,511	10,123	(612)	(6.0)
Renewable energy tax credit investment impairment	7,771	3,187	4,584	143.8
FDIC insurance	6,833	5,139	1,694	33.0
Contributions and donations	6,429	2,003	4,426	221.0
Other expense	9,708	6,108	3,600	58.9
Total non-employee expenses	101,379	78,821	22,558	28.6%
Total noninterest expense	$229,641	$171,289	$58,352	34.1%
Total noninterest expense for the three and nine months ended September 30, 2022, increased $27.6 million, or 49.7%, and $58.4 million, or 34.1%, respectively, compared to the same periods in 2021. The increase in noninterest expense for the comparable three and nine month periods was largely driven by various components, as discussed below.

Salaries and employee benefits: Total personnel expense for the three and nine months ended September 30, 2022 increased by $15.3 million, or 54.2%, and $35.8 million, or 38.7%, respectively, compared to the same periods in 2021. The increase in salaries and employee benefits was principally related to continued investment in human resources to support strategic and growth initiatives. Additional bonus accruals of $7.5 million and $3.0 million were included in both the second and third quarters of 2022 related to the earlier discussed Finxact and Payrailz gains, respectively, while the second quarter of 2021 included an additional $4.0 million bonus accrual, related to earlier mentioned Greenlight gain. Total full-time equivalent employees increased from 755 at September 30, 2021, to 940 at September 30, 2022. Salaries and employee benefits expense included $5.0 million and $15.1 million of stock-based compensation for the three and nine months ended September 30, 2022, respectively, compared to $3.7 million and $12.8 million for the three and nine months ended September 30, 2021, respectively. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Travel expense: For the nine months ended September 30, 2022, travel expenses increased $2.6 million, or 64.6%, compared to the same period in 2021. Travel expenses increased primarily in relation to supporting both loan origination volume and the customer base as travel restrictions have eased combined with inflationary impacts on travel related costs.
Professional service expense: For the three and nine months ended September 30, 2022, professional service expenses decreased $1.7 million, or 41.1%, and $2.1 million, or 18.6%, respectively, compared to the same periods in 2021. The decrease compared to the prior periods was largely driven by lower legal fees.
Advertising and marketing expense: For the three and nine months ended September 30, 2022, advertising and marketing expense increased $990 thousand, or 60.7%, and $3.5 million, or 110.6%, respectively, compared to the same periods in 2021. Increases were largely driven by a continuation of renewed marketing events.
Technology expense: For the three and nine months ended September 30, 2022, technology expense increased $1.6 million, or 26.3%, and $3.4 million, or 21.2%, respectively, compared to the same periods in 2021. This increase was primarily related to enhanced investments in the Company’s technology resources.
Renewable energy tax credit investment impairment: During the third quarter of 2022, the Company recognized $7.7 million in impairment charges related to a new renewable energy tax credit investment that was fully funded. Investments of this type generate a return primarily through the realization of income tax credits and other benefits; accordingly, impairment of the investment amount is recognized in conjunction with the realization of related tax benefits. Partially offsetting this increase over the first nine months of 2021 was $3.1 million in impairment charges for a first quarter 2021 renewable energy tax credit investment.
Contributions and donations: For the nine months ended September 30, 2022, contributions and donations expense increased $4.4 million, or 221.0%, compared to the same period in 2021. This increase was related to a special charitable donation during the second quarter of 2022 of $5.0 million made in connection with the earlier discussed Finxact gain.
Income Tax Expense
For the three months ended September 30, 2022, income tax expense was $1.5 million compared to $9.4 million for the third quarter of 2021, and the Company’s effective tax rates were 3.4% and 21.7%, respectively. For the nine months ended September 30, 2022, income tax expense was $35.2 million compared to $26.2 million for the first nine months of 2021, and the Company’s effective tax rates were 16.8% and 16.0%, respectively. The lower level of income tax expense and effective tax rate for the third quarter of 2022 as compared to the same period in 2021 was principally the result of higher than anticipated investment tax credits related to renewable energy investments, arising from impacts of the passage of the Inflation Reduction Act of 2022 combined with higher than expected costs, as a result of the ongoing inflationary environment. The increase in income tax expense for first nine months of 2022 compared to the comparative period of 2021 was primarily from increased pretax income during the current period, largely a product of the earlier discussed Finxact and Payrailz gains.

Results of Segment Operations
The Company’s operations are managed along two primary operating segments Banking and Fintech. A description of each segment and the methodologies used to measure financial performance is described in Note 11. Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Banking	$17,519	$37,136	$59,114	$113,036
Fintech	27,077	(1,300)	120,011	29,127
Other	(1,728)	(1,997)	(4,709)	(5,315)
Consolidated net income	$42,868	$33,839	$174,416	$136,848
Banking
For the three and nine months ended September 30, 2022, net income decreased $19.6 million, or 52.8%, and $53.9 million, or 47.7%, respectively, compared to the same periods of 2021. Key factors influencing this decrease are discussed below.
The provision for loan and lease credit losses for the three and nine months ended September 30, 2022, increased $9.9 million, or 228.1%, and $10.0 million, or 88.4%, respectively. See the analysis of provision for loan and lease credit losses included in the above section captioned “Provision for Loan and Lease Credit Losses” as it is entirely related to the Banking segment.
For the three and nine months ended September 30, 2022, noninterest income increased $2.1 million, or 8.5%, and decreased $18.1 million, or 21.9%, respectively, compared to the same periods of 2021. The decrease for the nine month comparative periods was principally driven by a decrease in net gains on sales of loans combined with an increase of losses in loan servicing asset revaluation and decrease in net gain arising from loans accounted for under the fair value option. See the analysis of these categories of noninterest income included in the above section captioned “Noninterest Income” for additional discussion.
For the three and nine months ended September 30, 2022, noninterest expense increased $26.1 million, or 49.7%, and $57.8 million, or 36.4%, respectively, compared to same periods of 2021. See the analysis of these categories of noninterest expense included in the above section captioned “Noninterest Expense” for additional discussion.
For the three and nine months ended September 30, 2022, income tax expense decreased $8.0 million, or 85.6%, and $9.0 million, or 47.0%, respectively, compared to the same periods of 2021. This decrease relative to the Bank for both comparative periods is discussed in the above section captioned "Income Tax Expense" in regard to impacts of changes in anticipated investment tax credits related to renewable energy investments.
Fintech
For the three and nine months ended September 30, 2022, net income increased by $28.4 million, and $90.9 million, respectively, compared to same periods of 2021. The increase was principally due to the third and second quarters of 2022 equity method investment gains of $28.4 million and $120.5 million from the sale of Payrailz and Finxact, respectively. This increase for the comparative nine month periods was partially offset by the equity security investment gains arising from the second quarter of 2021 gain of $44.1 million arising from the Company’s investment in Greenlight.
For the three and nine months ended September 30, 2022, noninterest expense increased $1.3 million and $3.5 million, respectively, compared to the same period of 2021. This increase was largely due increased levels of salaries and benefits.
For the three and nine months ended September 30, 2022, income tax expense increased $622 thousand, or 301.9%, and $16.1 million, or 161.2%, respectively, compared to the same periods of 2021. This increase is a product of the above discussed increase in Fintech segment income for comparative periods. See the above section captioned “Income Tax Expense.”

Discussion and Analysis of Financial Condition
September 30, 2022 vs. December 31, 2021
Total assets at September 30, 2022 were $9.31 billion, an increase of $1.10 billion, or 13.4%, compared to total assets of $8.21 billion at December 31, 2021. The growth in total assets was principally driven by the following:
•Cash and cash equivalents, comprised of cash and due from banks and federal funds sold was $403.4 million at September 30, 2022, an increase of $199.6 million, or 98.0%, compared to $203.8 million at December 31, 2021. This change reflects increased liquidity planning levels in the current rising rate environment and proceeds arising from the Payrailz and Finxact sales combined with growing deposit levels.
•Growth in total loans and leases held for investment and held for sale of $753.3 million resulting from strong origination activity in the first nine months of 2022 and holding loans available for sale for longer periods of time before sale, as discussed more fully below. Total originations during the first nine months of 2022 were $2.83 billion.
Loans held for sale decreased $578.9 million, or 51.8%, during the first nine months of 2022, from $1.12 billion at December 31, 2021, to $537.6 million at September 30, 2022. The decrease was primarily the result of a $754.7 million transfer of loans, including $696.6 million in guaranteed loans, from held for sale to held for investment in the third quarter of 2022. This transfer was largely due to the impact of recent and anticipated future market conditions in a rising rate environment influencing management's intent and ability to hold these loans for the foreseeable future. See “Results of Operations” discussion of “Net Gains on Sales of Loans” for additional information influencing managements intent to hold more loans for investment.
Loans and leases held for investment increased $1.33 billion, or 24.1%, during the first nine months of 2022, from $5.52 billion at December 31, 2021, to $6.85 billion at September 30, 2022. The increase was primarily the result of the above-mentioned loan originations in 2022 combined with increased levels of loans retained as held for investment. Excluding PPP loans, total loans and leases held for investment increased $1.57 billion, or 29.9%, during the first nine months of 2022. All PPP loans are classified as held for investment.
Other assets increased $48.1 million, or 19.2%, during the first nine months of 2022, from $250.3 million at December 31, 2022 to $298.4 million at September 30, 2022. This increase was principally comprised of full and partially funded commitments to equity method and equity security investments.
Total deposits were $8.40 billion at September 30, 2022, an increase of $1.29 billion, or 18.2%, from $7.11 billion at December 31, 2021. The increase in deposits is largely driven by significant loan origination efforts.
Borrowings decreased to $35.6 million at September 30, 2022 from $318.3 million at December 31, 2021. This decrease was related principally to net curtailments of borrowings through the PPPLF which was paid off by September 30, 2022 from $267.6 million at December 31, 2021. These PPPLF borrowings were used to help fund PPP loans.
Shareholders’ equity at September 30, 2022 was $802.2 million as compared to $715.1 million at December 31, 2021. The book value per share was $18.24 at September 30, 2022 compared to $16.39 at December 31, 2021. Average equity to average assets was 9.1% for the nine months ended September 30, 2022 compared to 8.8% for the year ended December 31, 2021. The increase in shareholders’ equity for the first nine months of 2022 was principally the result of $174.4 million in net income and stock-based compensation expense of $15.1 million, partially offset by other comprehensive loss associated with negative market impacts on the Company’s available-for-sale investment portfolio of $97.2 million.
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
Nonperforming assets and TDRs, excluding loans measured at fair value, at September 30, 2022 were $108.0 million, which represented a $27.8 million, or 34.7%, increase from December 31, 2021. These nonperforming assets at September 30, 2022 included $60.1 million in nonaccrual loans and leases and $1.2 million in foreclosed assets. Of the $108.0 million of nonperforming assets and TDRs, $65.3 million carried a government guarantee, leaving an unguaranteed exposure of $42.7 million in total nonperforming assets and TDRs at September 30, 2022. This represents an increase of $5.7 million, or 15.5%, from an unguaranteed exposure of $37.0 million at December 31, 2021.
The following table provides information with respect to nonperforming assets and troubled debt restructurings, excluding loans measured at fair value, at the dates indicated.

	September 30, 2022 (1)	December 31, 2021 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$60,064	$42,533
Total accruing loans and leases past due 90 days or more	—	—
Foreclosed assets	1,178	620
Total troubled debt restructurings	66,404	55,273
Less nonaccrual troubled debt restructurings	(19,600)	(18,210)
Total performing troubled debt restructurings	46,804	37,063
Total nonperforming assets and troubled debt restructurings	$108,046	$80,216
Allowance for credit losses on loans and leases	$78,291	$63,584
Total nonperforming loans and leases to total loans and leases held for investment	0.95%	0.87%
Total nonperforming loans and leases to total assets	0.68%	0.56%
Total nonperforming assets and troubled debt restructurings to total assets	1.23%	1.06%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.23%	1.30%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	130.35%	149.49%
(1)Excludes loans measured at fair value.

	September 30, 2022 (1)	December 31, 2021 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S government (all on nonaccrual)	$45,730	$26,546
Total accruing loans and leases past due 90 days or more guaranteed by the U.S government	—	—
Foreclosed assets guaranteed by the U.S. government	900	490
Total troubled debt restructurings guaranteed by the U.S. government	34,160	26,954
Less nonaccrual troubled debt restructurings guaranteed by the U.S. government	(15,471)	(10,770)
Total performing troubled debt restructurings guaranteed by U.S. government	18,689	16,184
Total nonperforming assets and troubled debt restructurings guaranteed by the U.S. government	$65,319	$43,220
Allowance for credit losses on loans and leases	$78,291	$63,584
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.23%	0.33%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.16%	0.21%
Total nonperforming assets and troubled debt restructurings not guaranteed by the U.S. government to total assets	0.49%	0.49%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S. government	546.19%	397.73%
(1)Excludes loans measured at fair value.
Total nonperforming assets and TDRs, including loans measured at fair value, at September 30, 2022 were $164.0 million, which represented a $10.4 million, or 6.8%, increase from December 31, 2021. These nonperforming assets at September 30, 2022 included $90.3 million in nonaccrual loans and leases and $1.2 million in foreclosed assets. Of the $164.0 million of nonperforming assets and TDRs, $110.4 million carried a government guarantee, leaving an unguaranteed exposure of $53.6 million in total nonperforming assets and TDRs at September 30, 2022. This represents an increase of $1.1 million, or 2.1%, from an unguaranteed exposure of $52.5 million at December 31, 2021.
See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.
As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 7.6% at September 30, 2022, compared to 6.0% at December 31, 2021. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at both September 30, 2022 and December 31, 2021 were 1.8% and 2.3%, respectively.

As of September 30, 2022, and December 31, 2021, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $379.4 million and $372.7 million, respectively. The following is a discussion of these loans and leases. Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases. For a complete description of the risk grading system, see Note 3. Loans and Leases Held for Investment and Credit Quality in the Company’s 2021 Form 10-K. At September 30, 2022, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $191.8 million and total portfolio unguaranteed exposure risk was $187.6 million, or 5.0% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2021 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $197.2 million and total portfolio unguaranteed exposure risk was $175.5 million, or 6.3% of total held for investment unguaranteed exposure carried at historical cost. As of September 30, 2022, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Wine and Craft Beverage at 11.7%, General Lending at 9.5%, Senior Care at 9.4%, Hotels at 8.5%, Healthcare at 8.2%, Educational Services at 8.0%, Fitness Centers at 5.2%, Sponsor Finance at 4.6%, Entertainment Centers at 4.5%, Agriculture at 4.5%, and Veterinary at 4.0%. As of December 31, 2021, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Educational Services at 16.1%, Wine and Craft Beverage at 13.7%, Hotels at 11.8%, Entertainment Centers at 10.4%, Healthcare at 9.0%, Fitness Centers at 5.3%, Self-Storage at 4.8%, Agriculture at 4.5% and Veterinary at 4.4%. Other than Hotels and Sponsor Finance which are a part of the Company’s Specialty Lending division, all of the above listed verticals are within the Company’s Small Business Banking division. The majority of the $6.7 million increase in potential problem and classified loans and leases in the first nine months of 2022 was comprised of several relationships that did not have a government guarantee, largely related to some of the more recently matured verticals. The Company believes that its underwriting and credit quality standards have remained high and continues to consider changing economic conditions in a rising interest rate environment.
Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term. At September 30, 2022, the Company had a total of $10.7 million in modified unguaranteed loans and leases on payment deferral with $362 thousand in accrued interest.
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. At September 30, 2022, and December 31, 2021, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $259.9 million and $267.4 million, respectively. The decrease in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during the first nine months of 2022 was principally confined to three verticals: Educational Services ($27.1 million or 361.6%), Entertainment Centers ($13.9 million or 185.6%) and Hotels ($9.2 million or 122.9%). Partially offsetting the above decreases were increases in Risk Grade 5 loans principally concentrated in four verticals: Senior Care ($15.4 million or 205.3%), General Lending ($12.7 million or 168.8%), Sponsor Finance ($6.9 million or 92.4%) and Bioenergy ($4.1 million or 54.8%). The decrease in criticized loans in the first nine months of 2022 was due to principal paydowns and positive risk grade migration. Hotels, Sponsor Finance and Bioenergy are a part of the Company’s Specialty Lending division with the remaining above listed verticals within the Company’s Small Business Banking division.
At September 30, 2022, approximately 100.0% of loans and leases classified as Risk Grade 5 are performing with no relationships having payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio. As government payment assistance began to expire toward the end of 2020, borrowers with continuing difficulties arising from the pandemic were provided additional relief through payment deferrals. At September 30, 2022, the Company had $16.6 million in unguaranteed loans on SBA payment assistance. Management monitors these borrowers closely and has observed financial conditions continuing to improve. Management has also noted that most loans with expired government assistance have been able to resume making regular payments.

Allowance for Credit Losses on Loans and Leases
The ACL of $63.6 million at December 31, 2021, increased by $14.7 million, or 23.1%, to $78.3 million at September 30, 2022. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.3% and 1.2% at December 31, 2021 and September 30, 2022, respectively. The increase in the ACL during the first nine months of 2022 was primarily due to loan growth, charge-off experience impacts, the previously discussed loan reclassification from held for sale to held for investment and changes in the macroeconomic outlook. See also the above section captioned “Provision for Loan and Lease Credit Losses” in “Results of Operations” for related information. The ACL for PPP loans and leases was $2.4 million and $37 thousand at December 31, 2021 and September 30, 2022, respectively.
Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have decreased by $23.1 million since December 31, 2021. Total loans and leases 90 or more days past due decreased $14.7 million, or 29.9%, compared to December 31, 2021. This decrease was comprised of a $8.3 million decrease in unguaranteed exposure combined with a $6.4 million decrease in the guaranteed portion of past due loans compared to December 31, 2021. At September 30, 2022 and December 31, 2021, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 0.2% and 0.6%, respectively. Total unguaranteed loans and leases past due were comprised of $6.5 million carried at historical cost, a decrease of $10.1 million, and $3.8 million measured at fair value, a decrease of $1.3 million, as of September 30, 2022 compared to December 31, 2021. Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $78.3 million at September 30, 2022 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the condensed consolidated financial statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At September 30, 2022, the total amount of these four items was $4.06 billion, or 43.6% of total assets, an increase of $644.1 million from $3.42 billion, or 41.6% of total assets, at December 31, 2021.
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
At September 30, 2022, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $1.00 billion available to pledge as collateral.
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
Asset/Liability Management and Interest Rate Sensitivity
One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps. As of September 30, 2022, the balance sheet’s total cumulative gap position was asset-sensitive at 5.2%.
The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, nor growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of instantaneous parallel interest rate shocks applied to a static balance sheet to measure interest rate risk. As of September 30, 2022, the Company’s interest rate risk profile under the instantaneous parallel interest rate shock scenarios remained asset-sensitive. For more information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk by match funding assets and liabilities with similar rate instruments. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes, rates on cash accounts that adjusts as the federal funds rate changes and the longer duration of indeterminate term deposits. Note that the Company regularly models various forecasted rate projections with non-parallel shifts that are reflective of potential current rate environment outcomes. Under these scenarios, the Company’s interest rate risk profile may increase in asset sensitivity, decrease in asset sensitivity, or depending on the scenario and timing of anticipated rate changes, may transition to a liability sensitive interest rate risk profile. Regular, robust modeling of various interest rate outcomes allows the Company to properly assess and manage potential risks from various rate shifts.
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

Capital amounts and ratios as of September 30, 2022 and December 31, 2021, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - September 30, 2022
Common Equity Tier 1 (to Risk-Weighted Assets)	$875,137	13.16%	$299,202	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	954,555	14.36	531,915	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	875,137	13.16	398,937	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	875,137	9.49	368,924	4.00	N/A	N/A
Bank - September 30, 2022
Common Equity Tier 1 (to Risk-Weighted Assets)	$707,007	11.08%	$287,034	4.50%	$414,605	6.50%
Total Capital (to Risk-Weighted Assets)	786,427	12.33	510,283	8.00	637,854	10.00
Tier 1 Capital (to Risk-Weighted Assets)	707,007	11.08	382,712	6.00	510,283	8.00
Tier 1 Capital (to Average Assets)	707,007	7.74	365,261	4.00	456,576	5.00
Consolidated - December 31, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$689,367	12.38%	$250,619	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	753,691	13.53	445,544	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	689,367	12.38	334,158	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	689,367	8.87	310,902	4.00	N/A	N/A
Bank - December 31, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$640,652	12.05%	$239,201	4.50%	$345,512	6.50%
Total Capital (to Risk-Weighted Assets)	704,976	13.26	425,246	8.00	531,557	10.00
Tier 1 Capital (to Risk-Weighted Assets)	640,652	12.05	318,934	6.00	425,246	8.00
Tier 1 Capital (to Average Assets)	640,652	8.32	307,931	4.00	384,914	5.00
(1)Prompt corrective action provisions are not applicable at the bank holding company level.
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
•Allowance for credit losses;
•Valuation of loans accounted for under the fair value option; and
•Valuation of servicing assets.

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
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 5.2% as of September 30, 2022, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments. Cumulative gap is a useful measure to monitor balance sheet match-funding, yet economic value of equity and net interest income simulations, discussed below, are more useful in understanding potential impacts to earnings from a change in interest rates.
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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending September 30, 2023 and 2024 and the Company’s EVE sensitivity at September 30, 2022. The simulation uses projected repricing of assets and liabilities at September 30, 2022 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, changes in deposit pricing, both in amount and timing, relative to changes in market rates (commonly referred to as deposit betas and lags, respectively) and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the results shown below as it will include growth considerations, non-parallel rate movements, and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending September 30, 2023	12 Months Ending September 30, 2024	As of September 30, 2022
+400	9.8%	10.8%	(23.7)%
+300	7.2	7.9	(17.8)
+200	4.8	5.3	(11.6)
+100	2.4	2.6	(5.6)
-100	(2.4)	(2.6)	5.2
-200	(4.9)	(5.3)	9.4
-300	(6.5)	(7.2)	12.7
Rates are increased instantaneously at the beginning of the projection. The Company is slightly asset sensitive in the initial year, as the Company’s variable rate loan portfolio reprices the full amount of the assumed change in interest rates, while the retail savings and short-term retail certificates of deposits portfolio will reprice with an assumed beta. The Company is asset sensitive in the second year of the projection due to interest rates increasing or decreasing for the full year, the Company’s loan portfolio continuing to reprice, and also due to the other assumptions used in the analysis as noted previously. Interest rates do not normally move all at once or evenly over time, but management believes that the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2022, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2022, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of September 30, 2022, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. See our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, for information on legal proceedings relating to prior periods. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on its business, operating results or financial condition.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 17, 2022, the Board of Directors of the Company authorized the repurchase of up to $50,000,000 in shares of the Company’s voting common stock from time to time through December 31, 2023 (the “Repurchase Program”). The Repurchase Program enables the Company to acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the repurchase program will be subject to various factors, including the Company’s capital and liquidity positions, regulatory and accounting considerations, the Company’s financial and operational performance, alternative uses of capital, the trading price of the Company’s common stock, and market conditions. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time. As of September 30, 2022, the Company had not made any purchases of shares under the Repurchase Program.
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

10.1	RSU Award Agreement for non-employee director Casey S. Crawford * #
10.2	Member Interest Letter, dated September 6, 2022, from Canapi Ventures LOB SLP II, LLC, to the Neil L. Underwood Revocable Trust * #
10.3.1	Amendment to Software Service Agreement dated October 4, 2022, between Live Oak Banking Company and nCino, Inc. *
10.3.2	Amendment to Software Service Agreement dated October 16, 2022, between Live Oak Banking Company and nCino, Inc. *
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Indicates a document being filed with this Form 10-Q.
**Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
#    Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Live Oak Bancshares, Inc.
(Registrant)

Date: November 2, 2022	By:	/s/ William C. Losch III
William C. Losch III
Chief Financial Officer