Form 10-Q
period 2023-03-31
Live Oak Bancshares, Inc.
filed 2023-05-03
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
As of May 2, 2023, there were 44,313,687 shares of the registrant’s voting common stock outstanding.

Live Oak Bancshares, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Live Oak Bancshares, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2023 (unaudited) and December 31, 2022*
(Dollars in thousands)

	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$463,186	$280,239
Federal funds sold	—	136,397
Certificates of deposit with other banks	4,000	4,000
Investment securities available-for-sale	1,149,691	1,014,719
Loans held for sale	533,292	554,610
Loans and leases held for investment (includes $466,950 and $494,458 measured at fair value, respectively)	7,686,987	7,344,178
Allowance for credit losses on loans and leases	(108,242)	(96,566)
Net loans and leases	7,578,745	7,247,612
Premises and equipment, net	268,138	263,290
Servicing assets	29,357	26,323
Other assets	337,888	328,308
Total assets	$10,364,297	$9,855,498
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$176,439	$194,100
Interest-bearing	9,245,555	8,690,828
Total deposits	9,421,994	8,884,928
Borrowings	30,767	83,203
Other liabilities	88,729	76,334
Total liabilities	9,541,490	9,044,465
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 44,290,840 and 44,061,244 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	334,672	330,854
Class B common stock, no par value, 10,000,000 shares authorized, none issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Retained earnings	572,530	572,497
Accumulated other comprehensive loss	(84,395)	(92,318)
Total shareholders’ equity	822,807	811,033
Total liabilities and shareholders’ equity	$10,364,297	$9,855,498
*Derived from audited consolidated financial statements.
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three months ended March 31, 2023 and 2022 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest income
Loans and fees on loans	$139,052	$89,198
Investment securities, taxable	7,547	3,399
Other interest earning assets	4,817	185
Total interest income	151,416	92,782
Interest expense
Deposits	67,595	14,348
Borrowings	1,804	655
Total interest expense	69,399	15,003
Net interest income	82,017	77,779
Provision for loan and lease credit losses	19,021	1,836
Net interest income after provision for loan and lease credit losses	62,996	75,943
Noninterest income
Loan servicing revenue	6,380	6,356
Loan servicing asset revaluation	356	(1,569)
Net gains on sales of loans	10,175	20,977
Net (loss) gain on loans accounted for under the fair value option	(4,529)	516
Equity method investments income (loss)	(2,952)	(2,124)
Equity security investments gains (losses), net	77	(44)
Lease income	2,535	2,503
Management fee income	3,472	1,488
Other noninterest income	4,065	4,565
Total noninterest income	19,579	32,668
Noninterest expense
Salaries and employee benefits	44,765	38,507
Travel expense	2,411	1,897
Professional services expense	927	2,791
Advertising and marketing expense	3,603	1,729
Occupancy expense	1,925	2,327
Technology expense	7,729	6,053
Equipment expense	3,818	3,816
Other loan origination and maintenance expense	3,927	3,113
Renewable energy tax credit investment impairment	69	—
FDIC insurance	3,403	1,972
Contributions and donations	56	723
Other expense	6,329	2,786
Total noninterest expense	78,962	65,714
Income before taxes	3,613	42,897
Income tax expense	3,215	8,388
Net income	$398	$34,509
Basic earnings per share	$0.01	$0.79
Diluted earnings per share	$0.01	$0.76
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$398	$34,509
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities available-for-sale during the period	10,432	(50,594)
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	—	—
Other comprehensive income (loss) before tax	10,432	(50,594)
Income tax (expense) benefit	(2,509)	12,142
Other comprehensive income (loss), net of tax	7,923	(38,452)
Total comprehensive income (loss)	$8,321	$(3,943)
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Three Months Ended
	Common stock			Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	Shares		Amount
	Class A	Class B
Balance at December 31, 2022	44,061,244	—	$330,854	$572,497	$(92,318)	$811,033
Net income	—	—	—	398	—	398
Other comprehensive income	—	—	—	—	7,923	7,923
Issuance of restricted stock	162,874	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(3,353)	—	—	(3,353)
Employee stock purchase program	31,059	—	631	—	—	631
Stock option exercises	35,663	—	367	—	—	367
Stock option based compensation expense	—	—	133	—	—	133
Restricted stock compensation expense	—	—	6,040	—	—	6,040
Adoption of ASU 2022-02	—	—	—	676	—	676
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	286	—	286
Cash dividends ($0.03 per share)	—	—	—	(1,327)	—	(1,327)
Balance at March 31, 2023	44,290,840	—	$334,672	$572,530	$(84,395)	$822,807

Balance at December 31, 2021	43,494,046	125,024	$312,294	$400,893	$1,946	$715,133
Net income	—	—	—	34,509	—	34,509
Other comprehensive loss	—	—	—	—	(38,452)	(38,452)
Issuance of restricted stock	95,537	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(2,894)	—	—	(2,894)
Employee stock purchase program	11,119	—	534	—	—	534
Stock option exercises	61,934	—	719	—	—	719
Stock option based compensation expense	—	—	391	—	—	391
Restricted stock compensation expense	—	—	4,563	—	—	4,563
Non-voting common stock converted to voting common stock in private sale	125,024	(125,024)	—	—	—	—
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	136	—	136
Cash dividends ($0.03 per share)	—	—	—	(1,312)	—	(1,312)
Balance at March 31, 2022	43,787,660	—	$315,607	$434,226	$(36,506)	$713,327
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$398	$34,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,193	5,405
Provision for loan and lease credit losses	19,021	1,836
Amortization of premium on securities, net of accretion	171	1,421
Deferred tax (benefit) expense	(5,541)	6,775
Originations of loans held for sale	(191,466)	(222,557)
Proceeds from sales of loans held for sale	317,579	349,364
Net gains on sale of loans held for sale	(10,175)	(20,977)
Net loss on sale of foreclosed assets	—	17
Net loss (gain) on loans accounted for under fair value option	4,529	(516)
Net increase in servicing assets	(3,034)	(2,712)
Net loss on disposal of property and equipment	402	—
Equity method investments (income) loss	2,952	2,124
Equity security investments (gains) losses, net	(77)	44
Renewable energy tax credit investment impairment	69	—
Stock option compensation expense	133	391
Restricted stock compensation expense	6,040	4,563
Stock based compensation excess tax (shortfall) benefit	(411)	1,119
Lease right-of-use assets and liabilities, net	(17)	(12)
Changes in assets and liabilities:
Other assets	6,593	(3,095)
Other liabilities	6,097	(1,260)
Net cash provided by operating activities	158,456	156,439
Cash flows from investing activities
Purchases of investment securities available-for-sale	(146,030)	(37,837)
Proceeds from maturities, calls, and principal paydown of investment securities available-for-sale	21,319	47,297
Proceeds from SBA reimbursement/sale of foreclosed assets, net	—	333
Maturities of certificates of deposits with other banks	—	500
Loan and lease originations and principal collections, net	(455,742)	(243,463)
Purchases of equity security investments	(875)	—
Purchases of equity method investments	(1,121)	—
Purchases of premises and equipment, net	(10,405)	(20,036)
Net cash used by investing activities	$(592,854)	$(253,206)
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
For the three months ended March 31, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities
Net increase in deposits	$537,066	$525,119
Proceeds from borrowings	2,156,020	12,026
Repayment of borrowings	(2,208,456)	(133,404)
Stock option exercises	367	719
Employee stock purchase program	631	534
Withholding cash issued in lieu of restricted stock and other	(3,353)	(2,894)
Shareholder dividend distributions	(1,327)	(1,312)
Net cash provided by financing activities	480,948	400,788
Net increase in cash and cash equivalents	46,550	304,021
Cash and cash equivalents, beginning	416,636	203,750
Cash and cash equivalents, ending	$463,186	$507,771

Supplemental disclosures of cash flow information
Interest paid	$69,027	$15,263
Income tax paid, net	182	8

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains (losses) on investment securities available-for-sale, net of taxes	$7,923	$(38,452)
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	7,115	6,692
Net transfers between foreclosed real estate and SBA receivable	—	72
Transfer of loans held for sale to loans and leases held for investment	35,742	70,649
Transfer of loans and leases held for investment to loans held for sale	139,883	110,452
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	286	136
Equity method investment commitments	7,721	10,971
Equity security investment commitments	500	500
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation
Nature of Operations
Live Oak Bancshares, Inc. (collectively with its subsidiaries including Live Oak Banking Company, the “Company”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of the State of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was organized and incorporated under the laws of the State of North Carolina on February 25, 2008 and commenced operations on May 12, 2008. The Bank specializes in lending and deposit related services to small businesses nationwide. The Bank identifies and extends lending to credit-worthy borrowers both within specific industries, also called verticals, through expertise within those industries, and more broadly to select borrowers outside of those industries. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) Loan Program and the U.S. Department of Agriculture’s (“USDA”) Rural Energy for America Program ("REAP"), Water and Environmental Program (“WEP”), Business & Industry (“B&I”) and Community Facilities loan programs.
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
The Company generates revenue primarily from net interest income and secondarily through the origination and sale of government guaranteed loans. Income from the retention of loans is comprised principally of interest income. Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing rights along with net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for loan and lease credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense. The Company also has less routinely generated gains and losses arising from its financial technology investments predominantly in its fintech segment.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023. The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities Exchange Commission (“SEC”) on February 23, 2023 (SEC File No. 001-37497) (the “2022 Form 10-K”). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2022 Form 10-K. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2022 Form 10-K.
The preparation of financial statements in conformity with United States (“US”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.
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
Changes in Accounting Estimates
During the first quarter of 2023, the Company refined its allowance for credit losses (“ACL”) methodology for estimating probability of default (“PD”) and loss given default (“LGD”). Additionally, the Company began using internally calculated prepayment rates based on its historical information. These changes, based on the continued maturity of internal data, resulted in a $1.5 million increase in the ACL.
The Company also refined its methodology for estimating its reserve on unfunded loan commitments by incorporating historical utilization rates on unused lines of credit and updating probability assumptions related to construction loan commitments. These changes resulted in a $2.4 million increase in the reserve on unfunded commitments.
These refinements represent changes in accounting estimates under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, with prospective application beginning in the period of change.
Reclassifications
Certain reclassifications have been made to the prior period’s Unaudited Condensed Consolidated Financial Statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. With the amendments, the ASU can be adopted by the Company as of March 12, 2020, through December 31, 2024. In December 2022, ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” was issued deferring the sunset date of Topic 848. The Company does not believe these standards will have a material impact on its consolidated financial statements. To address the discontinuance of LIBOR, the Company has stopped originating variable LIBOR-based loans effective December 31, 2021 and has started to negotiate loans using the preferred replacement index, the Secured Overnight Financing Rate (“SOFR”) or a relevant duration U.S. Treasury rate. For currently outstanding LIBOR-based loans, the timing and manner in which each customer’s contract transitions from LIBOR to another rate will vary on a case-by-case basis. The Company expects to complete all transitions by the second quarter of 2023 or at the next repricing date if later in 2023.
In March 2022, the FASB issued ASU No. 2022-02 “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. Additionally, for public business entities, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost. The Company adopted the standard on January 1, 2023 using the modified retrospective method resulting in a net increase to retained earnings of $676 thousand.
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
In March 2023, the FASB issued ASU No. 2023-02 “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). ASU 2023-02 permits companies to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in this standard will be effective for the Company on January 1, 2024. The Company does not believe this standard will have a material impact on its consolidated financial statements.

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

	Three Months Ended March 31,
	2023	2022
Basic earnings per share:
Net income	$398	$34,509
Weighted-average basic shares outstanding	44,157,156	43,701,943
Basic earnings per share	$0.01	$0.79
Diluted earnings per share:
Net income, for diluted earnings per share	$398	$34,509
Total weighted-average basic shares outstanding	44,157,156	43,701,943
Add effect of dilutive stock options and restricted stock grants	807,460	1,525,593
Total weighted-average diluted shares outstanding	44,964,616	45,227,536
Diluted earnings per share	$0.01	$0.76
Anti-dilutive stock options and restricted shares	1,436,771	172,631
Note 4. Securities
Available-for-Sale
The carrying amount of securities and their approximate fair values are reflected in the following table:

March 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US government agencies	$25,554	$17	$324	$25,247
Mortgage-backed securities	1,231,458	750	111,314	1,120,894
Municipal bonds	3,218	—	148	3,070
Other debt securities	500	—	20	480
Total	$1,260,730	$767	$111,806	$1,149,691

December 31, 2022
US government agencies	$16,080	$—	$412	$15,668
Mortgage-backed securities	1,116,387	270	121,083	995,574
Municipal bonds	3,223	—	246	2,977
Other debt securities	500	—	—	500
Total	$1,136,190	$270	$121,741	$1,014,719
During the three months ended March 31, 2023, no securities were sold or settled. During the three months ended March 31, 2022, nine mortgage-backed securities totaling $13.9 million were settled.
Accrued interest receivable on available-for-sale securities totaled $3.4 million and $2.9 million at March 31, 2023 and December 31, 2022, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$12,399	$206	$2,833	$118	$15,232	$324
Mortgage-backed securities	450,480	15,117	599,171	96,197	1,049,651	111,314
Municipal bonds	2,987	133	83	15	3,070	148
Other debt securities	480	20	—	—	480	20
Total	$466,346	$15,476	$602,087	$96,330	$1,068,433	$111,806

	Less Than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$15,668	$412	$—	$—	$15,668	$412
Mortgage-backed securities	513,639	29,060	456,972	92,023	970,611	121,083
Municipal bonds	2,884	241	93	5	2,977	246
Total	$532,191	$29,713	$457,065	$92,028	$989,256	$121,741
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
At March 31, 2023, there were 279 mortgage-backed securities, one US government agency security and one municipal bond in unrealized loss positions for greater than 12 months. There were 154 mortgage-backed securities, four US government agency securities, one municipal bond and one other debt security in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2022 were comprised of 185 mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and 236 mortgage-backed securities, five US government agency securities and one municipal bond in unrealized loss positions for less than 12 months.
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
All mortgage-backed securities in the Company’s portfolio at March 31, 2023 and December 31, 2022 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following is a summary of investment securities by maturity:

	March 31, 2023
	Available-for-Sale
	Amortized Cost	Fair Value
US government agencies
Within one year	$5,000	$5,000
One to five years	17,948	17,665
Five to ten years	2,606	2,582
Total	25,554	25,247
Mortgage-backed securities
One to five years	153,608	148,399
Five to ten years	286,784	258,033
After 10 years	791,066	714,462
Total	1,231,458	1,120,894
Municipal bonds
After 10 years	3,218	3,070
Total	3,218	3,070
Other debt securities
Within one year	500	480
Total	500	480

Total	$1,260,730	$1,149,691
Mortgage-backed securities are included in maturity categories based on their contractual maturity date. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
There were no securities pledged at March 31, 2023 or December 31, 2022.

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
Equity Method Accounting
The carrying amount and ownership percentage of each equity investment over which the Company has significant influence at March 31, 2023 and December 31, 2022 is reflected in the following table:

	March 31, 2023		December 31, 2022
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$59,179	40.3%	$60,320	40.3%
Canapi Ventures SBIC Fund, LP (1) (5)	18,386	2.9%	19,246	2.9%
Canapi Ventures Fund, LP (2) (5)	2,292	1.5%	2,382	1.5%
Canapi Ventures Fund II, LP (3) (5)	7,371	1.6%	7,412	1.6%
Canapi Ventures SBIC Fund II, LP (4) (5)	7,907	2.9%	7,981	3.7%
Other Fintech investments in private companies (6)	236	4.3%	241	4.3%
Other (7)	20,720	Various	12,476	Various
Total	$116,091		$110,058

(1)	Includes unfunded commitments of $5.5 million as of March 31, 2023 and December 31, 2022.

(2)	Includes unfunded commitments of $617 thousand as of March 31, 2023 and December 31, 2022.

(3)	Includes unfunded commitments of $6.9 million as of March 31, 2023 and December 31, 2022.

(4)	Includes unfunded commitments of $7.6 million and $7.5 million as of March 31, 2023 and December 31, 2022, respectively.

(5)	Investee is accounted for under equity method due to the Company's participation as an investment advisor.

(6)
As of March 31, 2023 and December 31, 2022, Other Fintech investments include Kwipped, Inc. The investment is accounted for under the equity method due to the Company's ability to exercise significant influence through executive management's board involvement.

(7)
As of March 31, 2023, Other investments include low income housing tax credit (“LIHTC”) in Estrella Landing Apartments LLC (“Estrella Landing”), in which the company holds a 99.9% limited member interest. Also included in Other investments are solar income tax credit investments in Green Sun Tenant LLC (“Green Sun”), SVA 2021-2 TE Holdco LLC (“Sun Vest”) and EG5 CSPI Holding LLC (“HEP”), which the Company holds a 99.0% limited member interest in all investments. Also included are Cape Fear Collective Impact Opportunity 1 LLC (“Cape Fear Collective”) and Cape Fear Collective Impact Opportunity 2 LLC (“Cape Fear Collective 2”), which the Company holds 99.0% and 32.3% limited member interests, respectively. As of March 31, 2023, there were unfunded commitments of $7.7 million and $2.6 million for Estrella Landing and HEP, respectively. The Company also has an unrecorded commitment related to a solar income tax credit investment for $18.1 million. As of December 31, 2022, Other investments include Green Sun, Sun Vest and HEP, which the Company holds a 99.0% limited member interest in all investments. Also included within Other investments are Cape Fear Collective and Cape Fear Collective 2, which the Company holds 99.0% and 32.3% limited member interests, respectively. As of December 31, 2022 an unfunded commitment of $2.6 million was recorded as a liability for HEP. Managing control of the LIHTC, Solar ITC investments & Cape Fear Collective investments resides with the managing members.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Security Accounting
The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis as of March 31, 2023 and as of and for the three months ended March 31, 2023 and 2022 is reflected in the following table:

		As of and for the three month period ended
	Cumulative Adjustments	March 31, 2023	March 31, 2022
Carrying value (1)		$77,585	$64,728
Carrying value adjustments:
Impairment	$—	—	—
Upward changes for observable prices (2)	50,492	—	—
Downward changes for observable prices	(86)	—	—
Net upward change	$50,406	$—	$—

(1)	Includes $3.3 million and $3.2 million in unfunded commitments as of March 31, 2023, and March 31, 2022, respectively.

(2)	Cumulative adjustments excludes $13.9 million in realized gains for sale of an investment in the second quarter of 2021.
For the three months ended March 31, 2023 and 2022, the Company recognized unrealized gains (losses) on all equity securities held at the reporting date of $16 thousand and $(62) thousand, respectively.
Variable Interest Entities
Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in the fair value of an entity's net asset value (a “VIE”). The primary beneficiary consolidates the VIE. The primary beneficiary is defined as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.
Solar Renewable Energy Tax Credit Investments
The Company has an equity interest in several limited liability companies that own and operate solar renewable energy projects which are accounted for as equity method investments. Over the course of the investments, the Company will receive federal and state tax credits, tax-related benefits, and excess cash available for distribution, if any. The Company may be called to sell its interest in the limited partnerships through a call option once all investment tax credits have been recognized.
Affordable Housing
The Company has an equity investment in a limited liability company ("LIHTC") that qualifies as an affordable housing project, managed by an unrelated general partner. The Company accounts for the investment under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. The Company also has an equity interest in two limited liability companies that invest in the acquisition, rehabilitation, or new construction of local qualified housing projects which are accounted for as equity method investments.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company’s investment in the unconsolidated VIEs are carried in other assets and the Company’s unfunded capital and other commitments related to the unconsolidated VIEs are carried in other liabilities on the unaudited condensed consolidated balance sheets.
The Company’s maximum exposure to loss from unconsolidated VIEs includes the investment recorded on the Company’s unaudited condensed consolidated balance sheets, net of any impairment recognized, and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes the potential for losses from this investment is remote, the maximum exposure for solar tax credit investments was determined by assuming a scenario where related tax credits were recaptured.
The following table provides a summary of the VIEs that the Company has not consolidated as of March 31, 2023 and December 31, 2022:

March 31, 2023	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$4,758	$19,882	$2,641	Other assets & other liabilities (1)
Affordable housing	15,961	15,961	7,721	Other assets & other liabilities (2)
Canapi Funds	35,956	35,956	20,576	Other assets & other liabilities
Non-marketable and other equity investments	9,022	9,022	3,308	Other assets & other liabilities

December 31, 2022	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$5,221	$24,295	$2,641	Other assets & other liabilities(3)
Affordable housing	7,255	7,255	—	Other assets
Canapi Funds	37,021	37,021	20,474	Other assets & other liabilities
Non-marketable and other equity investments	8,509	8,509	3,033	Other assets & other liabilities

(1)	Maximum exposure to loss represents $4.8 million of current investments and a scenario in which $19.9 million in related tax credits are recaptured.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(2)
Maximum exposure to loss represents $16.0 million of investments. As there are no tax credits allocated in the current year, there is no increase to the maximum exposure to loss related to recaptured tax credits on the $8.8 million LIHTC investment.

(3)	Maximum exposure to loss represents $5.2 million of current investments and a scenario in which $24.3 million in related tax credits are recaptured.
Note 5. Loans and Leases Held for Investment and Credit Quality
The following tables present total loans and leases held for investment and an aging analysis for the Company’s portfolio segments. Loans and leases are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans and Leases
March 31, 2023
Commercial & Industrial
Small Business Banking	$1,789,517	$10,307	$18,187	$28,494	$1,818,011	$169,820	$1,987,831
Specialty Lending	1,163,485	1,020	4,757	5,777	1,169,262	26,935	1,196,197
Energy & Infrastructure	421,948	3,880	3,082	6,962	428,910	47,987	476,897
Paycheck Protection Program	10,783	—	—	—	10,783	—	10,783
Total	3,385,733	15,207	26,026	41,233	3,426,966	244,742	3,671,708
Construction & Development
Small Business Banking	490,781	2,271	—	2,271	493,052	—	493,052
Specialty Lending	114,892	—	—	—	114,892	—	114,892
Energy & Infrastructure	13,618	—	—	—	13,618	—	13,618
Total	619,291	2,271	—	2,271	621,562	—	621,562
Commercial Real Estate
Small Business Banking	2,192,053	7,606	20,589	28,195	2,220,248	157,185	2,377,433
Specialty Lending	356,774	—	—	—	356,774	2,269	359,043
Energy & Infrastructure	130,574	—	3,072	3,072	133,646	21,337	154,983
Total	2,679,401	7,606	23,661	31,267	2,710,668	180,791	2,891,459
Commercial Land
Small Business Banking	467,890	—	1,917	1,917	469,807	41,417	511,224
Total	467,890	—	1,917	1,917	469,807	41,417	511,224
Total	$7,152,315	$25,084	$51,604	$76,688	$7,229,003	$466,950	$7,695,953
Net deferred fees							(8,966)
Loans and Leases, Net							$7,686,987

Guaranteed Balance	$2,703,028	$16,343	$39,169	$55,512	$2,758,540	$73,567	$2,832,107
% Guaranteed	37.8%	65.2%	75.9%	72.4%	38.2%	15.8%	36.8%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans and Leases
December 31, 2022
Commercial & Industrial
Small Business Banking	$1,719,165	$21,589	$16,221	$37,810	$1,756,975	$182,348	$1,939,323
Specialty Lending	1,022,615	398	266	664	1,023,279	29,084	1,052,363
Energy & Infrastructure	420,447	—	3,082	3,082	423,529	50,094	473,623
Paycheck Protection Program	13,134	—	—	—	13,134	—	13,134
Total	3,175,361	21,987	19,569	41,556	3,216,917	261,526	3,478,443
Construction & Development
Small Business Banking	471,243	1,500	—	1,500	472,743	—	472,743
Specialty Lending	104,069	—	—	—	104,069	—	104,069
Energy & Infrastructure	13,753	—	—	—	13,753	—	13,753
Total	589,065	1,500	—	1,500	590,565	—	590,565
Commercial Real Estate
Small Business Banking	2,137,028	12,082	5,771	17,853	2,154,881	166,595	2,321,476
Specialty Lending	319,419	—	—	—	319,419	2,050	321,469
Energy & Infrastructure	136,706	—	3,072	3,072	139,778	22,123	161,901
Total	2,593,153	12,082	8,843	20,925	2,614,078	190,768	2,804,846
Commercial Land
Small Business Banking	429,014	1,663	1,917	3,580	432,594	42,164	474,758
Total	429,014	1,663	1,917	3,580	432,594	42,164	474,758
Total	$6,786,593	$37,232	$30,329	$67,561	$6,854,154	$494,458	$7,348,612
Net deferred fees							(4,434)
Loans and Leases, Net							$7,344,178

Guaranteed Balance	$2,657,770	$20,199	$26,026	$46,225	$2,703,995	$67,268	$2,771,263
% Guaranteed	39.2%	54.3%	85.8%	68.4%	39.5%	13.6%	37.7%
(1)Retained portions of government guaranteed loans sold prior to January 1, 2021 are carried at fair value under FASB ASC Subtopic 825-10, Financial Instruments: Overall. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Credit Quality Indicators
The following tables present asset quality indicators by portfolio class and origination year. See Note 3. Loans and Leases Held for Investment and Credit Quality in the Company’s 2022 Form 10-K for additional discussion around the asset quality indicators that the Company uses to manage and monitor credit risk.

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total(1)
March 31, 2023
Small Business Banking
Risk Grades 1 - 4	$257,416	$1,445,051	$1,365,169	$770,548	$416,518	$387,877	$60,243	$3,642	$4,706,464
Risk Grade 5	1,590	29,486	22,580	36,894	38,434	49,296	15,360	1,090	194,730
Risk Grades 6 - 8	—	6,497	8,004	19,603	23,794	40,603	1,423	—	99,924
Total	259,006	1,481,034	1,395,753	827,045	478,746	477,776	77,026	4,732	5,001,118
Specialty Lending
Risk Grades 1 - 4	190,959	612,051	358,803	128,285	21,907	6,888	159,105	7,590	1,485,588
Risk Grade 5	—	31,853	54,804	17,331	13,437	4,255	13,692	5,000	140,372
Risk Grades 6 - 8	—	—	7,479	1,328	5,319	166	676	—	14,968
Total	190,959	643,904	421,086	146,944	40,663	11,309	173,473	12,590	1,640,928
Energy & Infrastructure
Risk Grades 1-4	34,168	173,313	169,219	39,425	50,932	42,243	12,646	—	521,946
Risk Grade 5	—	4,024	1,291	13,517	7,123	9,791	—	—	35,746
Risk Grades 6 - 8	—	—	6,463	3,572	—	8,447	—	—	18,482
Total	34,168	177,337	176,973	56,514	58,055	60,481	12,646	—	576,174
Paycheck Protection Program
Risk Grades 1 - 4	—	—	5,851	4,932	—	—	—	—	10,783
Total	—	—	5,851	4,932	—	—	—	—	10,783
Total	$484,133	$2,302,275	$1,999,663	$1,035,435	$577,464	$549,566	$263,145	$17,322	$7,229,003

Current Period Gross Charge-offs
Small Business Banking	$—	$459	$197	$72	$70	$415	$50	$—	$1,263
Specialty Lending	—	—	4,315	514	—	—	600	—	5,429
Total	$—	$459	$4,512	$586	$70	$415	$650	$—	$6,692

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total(1)
December 31, 2022
Small Business Banking
Risk Grades 1 - 4	$1,427,182	$1,400,726	$795,647	$426,401	$217,893	$204,933	$65,455	$1,738	$4,539,975
Risk Grade 5	15,942	17,745	40,202	45,712	26,124	27,212	13,210	204	186,351
Risk Grades 6 - 8	1,806	4,277	17,845	23,470	14,094	27,215	1,638	522	90,867
Total	1,444,930	1,422,748	853,694	495,583	258,111	259,360	80,303	2,464	4,817,193
Specialty Lending
Risk Grades 1 - 4	635,079	355,785	144,545	25,849	6,574	788	153,062	31,504	1,353,186
Risk Grade 5	7,341	33,272	12,329	10,201	4,399	—	6,619	248	74,409
Risk Grades 6 - 8	—	11,433	416	5,577	166	—	1,343	237	19,172
Total	642,420	400,490	157,290	41,627	11,139	788	161,024	31,989	1,446,767
Energy & Infrastructure
Risk Grades 1 - 4	199,338	176,855	39,600	51,190	23,374	19,694	12,751	351	523,153
Risk Grade 5	4,024	4,409	500	6,976	4,706	5,142	—	—	25,757
Risk Grades 6 - 8	—	3,082	16,589	—	8,479	—	—	—	28,150
Total	203,362	184,346	56,689	58,166	36,559	24,836	12,751	351	577,060
Paycheck Protection Program
Risk Grades 1 - 4	—	7,421	5,713	—	—	—	—	—	13,134
Total	—	7,421	5,713	—	—	—	—	—	13,134
Total	$2,290,712	$2,015,005	$1,073,386	$595,376	$305,809	$284,984	$254,078	$34,804	$6,854,154

(1)	Excludes $467.0 million and $494.5 million of loans accounted for under the fair value option as of March 31, 2023 and December 31, 2022, respectively.
The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

March 31, 2023	Loan and Lease Balance(1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Risk Grades 1 - 4	$6,724,781	$2,540,259	$4,184,522	37.8%
Risk Grade 5	370,848	126,323	244,525	34.1
Risk Grades 6 - 8	133,374	91,958	41,416	68.9
Total	$7,229,003	$2,758,540	$4,470,463	38.2%

December 31, 2022	Loan and Lease Balance(1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Risk Grades 1 - 4	$6,429,448	$2,508,229	$3,921,219	39.0%
Risk Grade 5	286,517	115,573	170,944	40.3
Risk Grades 6 - 8	138,189	80,193	57,996	58.0
Total	$6,854,154	$2,703,995	$4,150,159	39.5%

(1)	Excludes $467.0 million and $494.5 million of loans accounted for under the fair value option as of March 31, 2023 and December 31, 2022, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans and Leases
As of March 31, 2023 and December 31, 2022 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three months ended March 31, 2023 and 2022. Nonaccrual loans and leases are generally included in the held for investment portfolio. Accrued interest receivable on loans totaled $49.9 million and $46.5 million at March 31, 2023 and December 31, 2022, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Nonaccrual loans and leases held for investment as of March 31, 2023 and December 31, 2022 are as follows:

March 31, 2023	Loan and Lease Balance(1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$28,681	$24,187	$4,494	$407
Specialty Lending	7,982	5,094	2,888	—
Energy & Infrastructure	3,082	2,794	288	288
Total	39,745	32,075	7,670	695
Commercial Real Estate
Small Business Banking	36,177	23,367	12,810	6,403
Energy & Infrastructure	3,072	2,799	273	—
Total	39,249	26,166	13,083	6,403
Commercial Land
Small Business Banking	6,704	5,455	1,249	196
Total	6,704	5,455	1,249	196
Total	$85,698	$63,696	$22,002	$7,294

December 31, 2022	Loan and Lease Balance(1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$22,321	$19,302	$3,019	$407
Specialty Lending	3,647	384	3,263	—
Energy & Infrastructure	3,082	2,794	288	288
Total	29,050	22,480	6,570	695
Commercial Real Estate
Small Business Banking	34,520	23,830	10,690	3,611
Energy & Infrastructure	3,072	2,799	273	—
Total	37,592	26,629	10,963	3,611
Commercial Land
Small Business Banking	6,750	5,499	1,251	196
Total	6,750	5,499	1,251	196
Total	$73,392	$54,608	$18,784	$4,502
(1)Excludes nonaccrual loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of March 31, 2023 and December 31, 2022:

	Total Collateral Dependent Loans			Unguaranteed Portion
March 31, 2023	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$7,731	$1,126	$—	$1,704	$295	$—	$1,257
Energy & Infrastructure	3,022	—	—	227	—	—	—
Total	10,753	1,126	—	1,931	295	—	1,257
Commercial Real Estate
Small Business Banking	17,036	2,079	—	8,191	417	—	173
Total	17,036	2,079	—	8,191	417	—	173
Commercial Land
Small Business Banking	1,743	—	—	202	—	—	—
Total	1,743	—	—	202	—	—	—
Total	$29,532	$3,205	$—	$10,324	$712	$—	$1,430

	Total Collateral Dependent Loans			Unguaranteed Portion
December 31, 2022	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$2,730	$—	$—	$414	$—	$—	$—
Specialty Lending	—	371	—	—	371	—	291
Energy & Infrastructure	16,378	—	—	13,583	—	—	—
Total	19,108	371	—	13,997	371	—	291
Commercial Real Estate
Small Business Banking	15,286	—	—	6,440	—	—	152
Total	15,286	—	—	6,440	—	—	152
Commercial Land
Small Business Banking	1,743	—	—	202	—	—	—
Total	1,743	—	—	202	—	—	—
Total	$36,137	$371	$—	$20,639	$371	$—	$443

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Allowance for Credit Losses - Loans and Leases
See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2022 Form 10-K for a description of the methodologies used to estimate the ACL.
The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
March 31, 2023
Beginning Balance	$64,995	$5,101	$22,901	$3,569	$96,566
Adoption of ASU 2022-02	(25)	(166)	(83)	(402)	(676)
Charge offs	(6,278)	—	(414)	—	(6,692)
Recoveries	23	—	—	—	23
Provision	13,343	2,019	2,658	1,001	19,021
Ending Balance	$72,058	$6,954	$25,062	$4,168	$108,242
March 31, 2022
Beginning Balance	$37,770	$3,435	$19,068	$3,311	$63,584
Charge offs	(2,823)	—	—	(334)	(3,157)
Recoveries	145	—	650	—	795
Provision	(930)	667	1,896	203	1,836
Ending Balance	$34,162	$4,102	$21,614	$3,180	$63,058
During the three months ended March 31, 2023, the ACL increased as a result of continued loan growth, combined with portfolio trends and changes in the macroeconomic outlook. Additionally, certain assumptions were refined, drawing more heavily on internal data, in the calculations of PD, LGD, and prepayment rates. These refinements increased the ACL by $1.5 million. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period.
During the three month period ended March 31, 2022, the ACL decreased primarily as a result of the charge-off of one large relationship as well as continued improvements in forecasted unemployment and default expectations. These decreases were offset by overall loan growth. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period. Additionally, the provision expense was impacted by net charge-offs during the period.
Loan Modifications for Borrowers Experiencing Financial Difficulty
The Company may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty as a part of ongoing loss mitigation strategies. These modifications may result in an interest rate reduction, term extension, an other-than-insignificant payment delay, or a combination thereof. The Company typically does not offer principal forgiveness.
The following tables summarize the amortized cost basis of loans that were modified during the period presented.

Three Months Ended March 31, 2023	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	% of Total Class of Financing Receivable
Small Business Banking	$—	$—	$3,436	0.07%
Specialty Lending	4,183	—	—	0.25
Energy & Infrastructure	—	13,517	—	2.35
Total	$4,183	$13,517	$3,436	2.67%

As of March 31, 2023, the Company had no commitments to lend additional funds to borrowers included in the previous table.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents an aging analysis of loans that were modified on or after January 1, 2023, the date the Company adopted ASU 2022-02, through March 31, 2023.

	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$3,436	$—	$—	$—
Specialty Lending	4,183	—	—	—
Energy & Infrastructure	13,517	—	—	—
Total	$21,136	$—	$—	$—

The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the period.

	Three Months Ended March 31, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	1.45%	0
Energy & Infrastructure	—	12
Total	1.45%	12

There were no loans that were modified on or after January 1, 2023, the date the Company adopted ASU 2022-02, through March 31, 2023 that subsequently defaulted during the period presented.

The Company’s ACL is estimated using lifetime historical loan performance adjusted to reflect current conditions and reasonable and supportable forecasts. Upon determination that a modified loan, or portion of a modified loan, has subsequently been deemed uncollectible, the uncollectible portion is written off. The amortized cost basis is reduced by the uncollectible amount and the ACL is adjusted by the same amount. As a result, the impact of loss mitigation strategies is captured in the estimates of PD and LGD.
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

	March 31, 2023	December 31, 2022
Gross direct finance lease payments receivable	$3,760	$4,284
Less – unearned interest	(402)	(479)
Net investment in direct financing leases	$3,358	$3,805
Future minimum lease payments under finance leases are as follows:

As of March 31, 2023	Amount
2023	$1,301
2024	1,352
2025	990
2026	117
Total	$3,760
Interest income of $73 thousand and $115 thousand was recognized in the three months ended March 31, 2023 and 2022, respectively.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As of March 31, 2023 and December 31, 2022, the Company had a net investment of $111.8 million and $114.2 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $163.4 million as of March 31, 2023 and December 31, 2022 and accumulated depreciation was $51.6 million and $49.2 million as of March 31, 2023 and December 31, 2022, respectively. Depreciation expense recognized on these assets for the three months ended March 31, 2023 and 2022 was $2.4 million, respectively.
Lease income of $2.4 million was recognized in the three months ended March 31, 2023 and 2022.
A maturity analysis of future minimum lease payments to be received under non-cancelable operating leases is as follows:

As of March 31, 2023	Amount
2023	$6,914
2024	8,808
2025	8,935
2026	8,923
2027	8,690
Thereafter	13,563
Total	$55,833
Note 7. Servicing Assets
Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balance of loans serviced for others requiring recognition of a servicing asset was $2.26 billion and $2.67 billion at March 31, 2023 and December 31, 2022, respectively. The unpaid principal balance for all loans serviced for others was $3.62 billion and $3.48 billion at March 31, 2023 and December 31, 2022, respectively.
The following summarizes the activity pertaining to servicing rights:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$26,323	$33,574
Additions, net	2,678	4,281
Fair value changes:
Due to changes in valuation inputs or assumptions	2,624	1,388
Decay due to increases in principal paydowns or runoff	(2,268)	(2,957)
Balance at end of period	$29,357	$36,286
The fair value of servicing rights was determined using a weighted average discount rate of 17.7% on March 31, 2023 and 11.7% on March 31, 2022. The fair value of servicing rights was determined using a weighted average prepayment speed of 15.3% on March 31, 2023 and 16.1% on March 31, 2022, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Borrowings
Total outstanding borrowings consisted of the following:

	March 31, 2023	December 31, 2022
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$30,767	$33,203
On December 30, 2022, the Company made an advance of $50.0 million on an overnight Fed Funds line of credit that is unsecured with a variable interest rate of 4.65%. The Company paid down the balance in full on January 3, 2023 and there is $100.0 million of available credit remaining at March 31, 2023.	—	50,000
Total borrowings	$30,767	$83,203
As of March 31, 2023 and December 31, 2022, the Company’s unused borrowing capacity was $3.77 billion and $4.88 billion, respectively, which consisted of access through the Federal Reserve Bank's discount window, available lines of credit with the FHLB and other correspondent banks as well as access to a repurchase agreement. New borrowing capacity added in the first quarter of 2023 was from the Bank Term Funding Program (“BTFP”). Under the BTFP, advances must be secured by pledging eligible securities owned by the Company on March 12, 2023. BTFP advances can be requested for a term of up to one year at a fixed market rate until the program ends March 11, 2024.
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
Recurring Fair Value
The table below provides a rollforward of the Level 3 equity warrant asset fair values.

	Three Months Ended March 31,
Equity Warrant Assets	2023	2022
Balance at beginning of period	$2,210	$1,672
New equity warrant assets	153	656
Changes in fair value, net	(176)	—
Balance at end of period	$2,187	$2,328

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2023	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$25,247	$—	$25,247	$—
Mortgage-backed securities	1,120,894	—	1,120,894	—
Municipal bonds(1)	3,070	—	2,987	83
Other debt securities(2)	480	—	—	480
Loans held for investment	466,950	—	—	466,950
Servicing assets(3)	29,357	—	—	29,357
Mutual fund	1,672	—	1,672	—
Equity warrant assets	2,187	—	—	2,187
Total assets at fair value	$1,649,857	$—	$1,150,800	$499,057

December 31, 2022	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$15,668	$—	$15,668	$—
Mortgage-backed securities	995,574	—	995,574	—
Municipal bonds(1)	2,977	—	2,884	93
Other debt securities	500	—	500	—
Loans held for investment	494,458	—	—	494,458
Servicing assets(3)	26,323	—	—	26,323
Mutual fund	1,656	—	1,656	—
Equity warrant assets	2,210	—	—	2,210
Total assets at fair value	$1,539,366	$—	$1,016,282	$523,084

(1)
During the three months ended March 31, 2023, the Company recorded a level 3 fair value adjustment loss of $10 thousand. During the three months ended March 31, 2022, the Company recorded a level 3 fair value adjustment loss of $2 thousand.

(2)
During the three months ended March 31, 2023, the Company recorded a level 3 fair value adjustment loss of $20 thousand. There was no fair value adjustment during the three months ended March 31, 2022.

(3)	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets.
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2022 Form 10-K.
Fair Value Option
Until the first quarter of 2021, the Company had historically elected to account for retained participating interests of all government guaranteed loans under the fair value option in order to align the accounting presentation with the Company’s viewpoint of the economics of the loans. Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon fair value election. Not electing fair value generally results in a larger discount being recorded on the date of the sale. This discount is subsequently accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with GAAP, any loans for which fair value was previously elected continue to be measured as such.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at March 31, 2023 or December 31, 2022. The unpaid principal balance of unguaranteed exposure for nonaccruals was $9.9 million and $7.2 million at March 31, 2023 and December 31, 2022, respectively.
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at March 31, 2023 and December 31, 2022.

	March 31, 2023
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$466,950	$489,578	$(22,628)	$52,161	$55,587	$(3,426)	$32,898	$34,642	$(1,744)
	$466,950	$489,578	$(22,628)	$52,161	$55,587	$(3,426)	$32,898	$34,642	$(1,744)

	December 31, 2022
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$494,458	$513,219	$(18,761)	$44,890	$46,993	$(2,103)	$24,663	$26,321	$(1,658)
	$494,458	$513,219	$(18,761)	$44,890	$46,993	$(2,103)	$24,663	$26,321	$(1,658)
The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended March 31,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2023	2022
Loans held for sale	$—	$(170)
Loans held for investment	(4,529)	686
	$(4,529)	$516
Losses related to borrower-specific credit risk were $3.2 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively.
The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Three Months Ended March 31,
Loans held for sale	2023	2022
Balance at beginning of period	$—	$25,310
Repurchases	—	65
Fair value changes	—	(170)
Settlements	—	(149)
Balance at end of period	$—	$25,056

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
Loans held for investment	2023	2022
Balance at beginning of period	$494,458	$645,201
Repurchases	11,834	1,525
Fair value changes	(4,529)	686
Settlements	(34,813)	(46,841)
Balance at end of period	$466,950	$600,571
Non-Recurring Fair Value
The tables below present the recorded amount of assets measured at fair value on a non-recurring basis. The Company has no liabilities recorded at fair value on a non-recurring basis.

March 31, 2023	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$8,125	$—	$—	$8,125
Total assets at fair value	$8,125	$—	$—	$8,125

December 31, 2022	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$4,840	$—	$—	$4,840
Total assets at fair value	$4,840	$—	$—	$4,840
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets that are measured at fair value on a non-recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2022 Form 10-K.
Level 3 Analysis
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2023 and December 31, 2022 the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2023
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average(1)
Recurring fair value
Municipal bond	$83	Discounted expected cash flows	Discount rate	5.7%	N/A
			Prepayment speed	5.0%	N/A
Other debt security	$480	Discounted expected cash flows	Discount rate	6.8%	N/A
Loans held for investment	$466,950	Discounted expected cash flows	Loss rate	0.0% - 82.1%	2.1%
			Discount rate	6.3% - 9.8%	8.8%
			Prepayment speed	14.9%	14.9%
		Discounted appraisals	Appraisal adjustments (2)	0.0% - 84.0%	59.0%
Equity warrant assets	$2,187	Black-Scholes option pricing model	Volatility	26.8% - 90.0%	35.9%
			Risk-free interest rate	3.6% - 3.7%	3.6%
			Marketability discount	20.0%	20.0%
			Remaining life	2 - 10 years	7.0 years
Non-recurring fair value
Collateral-dependent loans	$8,125	Discounted appraisals	Appraisal adjustments (2)	10.0% - 92.0%	48.7%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2022
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average(1)
Recurring fair value
Municipal bond	$93	Discounted expected cash flows	Discount rate	6.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$494,458	Discounted expected cash flows	Loss rate	0.0% - 79.3%	1.9%
			Discount rate	7.5% - 11.2%	10.0%
			Prepayment speed	16.5%	16.5%
		Discounted appraisals	Appraisal adjustments	0.0% - 77.3%	28.6%
Equity warrant assets	$2,210	Black-Scholes option pricing model	Volatility	26.5% - 90.0%	34.2%
			Risk-free interest rate	3.9% - 4.0%	3.9%
			Marketability discount	20.0%	20.0%
			Remaining life	3 - 10 years	7.7 years
Non-recurring fair value
Collateral-dependent loans	$4,840	Discounted appraisals	Appraisal adjustments (2)	10.0% - 66.5%	34.2%
(1)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to the instruments fair value.
(2)Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.
Estimated Fair Value of Other Financial Instruments
GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Unaudited Condensed Consolidated Balance Sheets.
The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

March 31, 2023	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$463,186	$463,186	$—	$—	$463,186
Certificates of deposit with other banks	4,000	4,000	—	—	4,000
Loans held for sale	533,292	—	—	553,270	553,270
Loans and leases held for investment, net of allowance for credit losses on loans and leases	7,111,795	—	—	7,430,287	7,430,287
Financial liabilities
Deposits	9,421,994	—	9,237,147	—	9,237,147
Borrowings	30,767	—	—	30,025	30,025

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2022	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$280,239	$280,239	$—	$—	$280,239
Federal funds sold	136,397	136,397	—	—	136,397
Certificates of deposit with other banks	4,000	4,000	—	—	4,000
Loans held for sale	554,610	—	—	577,254	577,254
Loans and leases held for investment, net of allowance for credit losses on loans and leases	6,753,154	—	—	6,652,936	6,652,936
Financial liabilities
Deposits	8,884,928	—	8,532,615	—	8,532,615
Borrowings	83,203	—	—	82,258	82,258
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

	March 31, 2023	December 31, 2022
Commitments to extend credit	$2,905,792	$2,731,866
Standby letters of credit	24,422	26,454
Airplane purchase agreement commitments	21,000	24,000
Total unfunded off-balance-sheet credit risk	$2,951,214	$2,782,320
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. Commitment letters are issued after approval of the loan by the Credit Department and generally expire 90 days after issuance.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The allowance for off-balance-sheet credit exposures was $4.3 million and $1.5 million at March 31, 2023 and December 31, 2022, respectively.
The Company is in the early phase of constructing a new facility to accommodate expansion of its main campus. The total estimated cost to complete the construction program is approximately $33.6 million. At March 31, 2023, the Company was committed to approximately $3.9 million of the total estimated amount.
As of March 31, 2023 and December 31, 2022, the Company recorded unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $34.2 million and $26.1 million, respectively.
Concentrations of Credit Risk
The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $20.0 million, except for twenty-six relationships that have a retained unguaranteed exposure of $867.9 million of which $499.5 million of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $55.8 million, of which no relationships exceed $20.0 million.
The Company from time-to-time may have cash and cash equivalents on deposit with other financial institutions that exceed federally-insured limits.
Note 11. Segments
The Company's management reporting process measures the performance of its operating segments based on internal operating structure, which is subject to change from time-to-time. Accordingly, the Company operates two reportable segments for management reporting purposes as discussed below:
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

	Banking	Fintech	Other	Consolidated
As of and for the three months ended March 31, 2023
Interest income	$151,269	$12	$135	$151,416
Interest expense	69,077	—	322	69,399
Net interest income (loss)	82,192	12	(187)	82,017
Provision for loan and lease credit losses	19,021	—	—	19,021
Noninterest income	16,997	2,039	543	19,579
Noninterest expense	74,483	2,256	2,223	78,962
Income tax expense (benefit)	3,297	156	(238)	3,215
Net income (loss)	$2,388	$(361)	$(1,629)	$398
Total assets	$10,181,253	$124,450	$58,594	$10,364,297
As of and for the three months ended March 31, 2022
Interest income	$92,746	$36	$—	$92,782
Interest expense	14,530	—	473	15,003
Net interest income (loss)	78,216	36	(473)	77,779
Provision for loan and lease credit losses	1,836	—	—	1,836
Noninterest income	31,935	237	496	32,668
Noninterest expense	61,399	2,168	2,147	65,714
Income tax expense (benefit)	9,076	(146)	(542)	8,388
Net income (loss)	$37,840	$(1,749)	$(1,582)	$34,509
Total assets	$8,450,425	$121,471	$48,070	$8,619,966

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the financial condition and results of operations of Live Oak Bancshares, Inc. (individually, “Bancshares” and collectively with its subsidiaries including Live Oak Banking Company, the “Company”). This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K"). Results of operations for the periods included in this quarterly report on Form 10-Q are not necessarily indicative of results to be obtained during any future period.
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
•changes in Small Business Administration (“SBA”) rules, regulations and loan products, including specifically the Section 7(a) program, changes in SBA standard operating procedures or changes to the status of Live Oak Banking Company (the “Bank”) as an SBA Preferred Lender;
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
•recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments;
•the impacts of global health crises and pandemics, such as the Coronavirus Disease 2019 (“COVID-19”) pandemic, on trade (including supply chains and export levels), travel, employee productivity and other economic activities that may have a destabilizing and negative effect on financial markets, economic activity and customer behavior;

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
•a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
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
Nature of Operations
Bancshares is a financial holding company and a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of the state of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending and deposit related services to small businesses nationwide. The Bank identifies and extends lending to credit-worthy borrowers within specified industries, also called verticals, through expertise within those industries, and more broadly to select borrowers outside of those industries. A significant portion of the loans originated by the Bank are guaranteed by the SBA under the 7(a) Loan Program and the U.S. Department of Agriculture’s (“USDA”) Rural Energy for America Program (“REAP”), Water and Environmental Program (“WEP”), Business & Industry (“B&I”) and Community Facilities loan programs.
The Company’s wholly owned material subsidiaries are the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”) and Canapi Advisors, LLC (“Canapi Advisors”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors an on-site restaurant location. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors provides investment advisory services to a series of funds (the “Canapi Funds”) focused on providing venture capital to new and emerging financial technology companies.
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

Results of Operations
Performance Summary
Three months ended March 31, 2023 compared with three months ended March 31, 2022
For the three months ended March 31, 2023, the Company reported net income of $398 thousand, or $0.01 per diluted share, compared to net income of $34.5 million, or $0.76 per diluted share, for the first quarter of 2022.
The decrease in net income was largely due to the following items:
•Provision for loan and lease credit losses increased $17.2 million, compared to $1.8 million for the first quarter of 2022. The level of provision expense in the first quarter of 2023 was primarily the result of continued growth of the loan and lease portfolio combined with portfolio trends and changes in the macroeconomic outlook;
•Decreased net gains on sales of loans of $10.8 million, or 51.5%, the result of lower loan sale volume and comparatively lower premiums in the first quarter of 2023;
•The net loss on loans accounted for under the fair value option of $4.5 million, increased by $5.0 million, from a net gain of $516 thousand in the first quarter of 2022;
•Increased noninterest expense of $13.2 million, or 20.2%, principally comprised of salaries and employee benefits up $6.3 million, or 16.3%, and other expense up $3.5 million largely a product of $2.8 million in increased levels of reserves on unfunded commitments driven by refinements in estimation assumptions.
Key factors partially offsetting the decrease in net income for the first quarter of 2023 were:
•Increase in net interest income of $4.2 million, or 5.4%, predominately from increases in volume for the total loan and lease portfolio, partially mitigated by a decrease in the net interest margin arising from an increase in interest-bearing liabilities combined with average cost of funds outpacing the average yield on interest-earning assets;
•A net gain on loan servicing asset revaluation of $356 thousand compared to a net loss of $1.6 million in the first quarter of 2022, resulting in a positive change of $1.9 million, or 122.7%;
•Increased management fee income of $2.0 million, or 133.3%; and
•Decreased income tax expense of $5.2 million, or 61.7%, principally related to above discussed decrease in net income.
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

Three months ended March 31, 2023 compared with three months ended March 31, 2022
For the three months ended March 31, 2023, net interest income increased $4.2 million, or 5.4%, to $82.0 million compared to $77.8 million for the three months ended March 31, 2022. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities combined with an increase in average cost of funds which exceeded the increase in average yield on interest-earning assets. Excluding PPP loan impacts, comprised of amortization of net deferred fees combined with a 1% annualized interest rate less the related interest expense from funding activity, net interest income increased by $8.2 million. Average interest-earning assets increased by $1.75 billion, or 22.3%, to $9.61 billion for the first quarter of 2023, compared to $7.85 billion for the first quarter of 2022, while the yield on average interest-earning assets increased one hundred-sixty basis points to 6.39%. The cost of funds on interest-bearing liabilities for the first quarter of 2023 increased two hundred-thirty basis points to 3.11%, and the average balance of interest-bearing liabilities increased by $1.53 billion, or 20.3%, over the first quarter of 2022. The increase in average interest-bearing liabilities was also largely driven by funding for significant loan originations and growth. This increase was muted by a $104.0 million reduction in average borrowings largely related to Paycheck Protection Program Liquidity Facility, or PPPLF, repayments in 2022. As indicated in the rate/volume table below, the overall increase discussed above is reflected in increased interest income of $58.6 million outpacing growth in interest expense of $54.4 million for the first quarter of 2023 compared to the first quarter of 2022. For the first quarter of 2023 compared to the first quarter of 2022, net interest margin decreased from 4.02% to 3.46%.

During 2022 and through March of 2023, the Federal Reserve increased the federal funds upper target rate by 425 basis points and 50 basis points, respectively, to 5.00%. In March 2023, the Federal Reserve released its most current federal funds target rate midpoint projections which implied an increase of the median Federal Funds rate to 5.1% by the end of 2023 and a decrease of approximately 75 basis points to 4.3% by the end of 2024. There can be no assurance that any further increases in the federal funds rate will occur, and if they do, the amount and timing of actual increases are subject to change. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information about the Company’s sensitivity to interest rates.

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

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$220,114	$3,193	5.88%	$223,638	$179	0.32%
Federal funds sold	140,033	1,624	4.70	9,197	6	0.26
Investment securities	1,187,377	7,547	2.58	895,592	3,399	1.54
Loans held for sale	560,155	11,986	8.68	1,115,441	15,183	5.52
Loans and leases held for investment(1)	7,497,824	127,066	6.87	5,609,338	74,015	5.35
Total interest-earning assets	9,605,503	151,416	6.39	7,853,206	92,782	4.79
Less: Allowance for credit losses on loans and leases	(94,283)			(62,732)
Noninterest-earning assets	600,471			588,171
Total assets	$10,111,691			$8,378,645
Interest-bearing liabilities:
Interest-bearing checking	$21,668	$271	5.07%	$—	$—	—%
Savings	4,207,286	36,251	3.49	3,605,905	4,840	0.54
Money market accounts	114,084	137	0.49	91,463	54	0.24
Certificates of deposit	4,535,363	30,936	2.77	3,551,310	9,454	1.08
Total deposits	8,878,401	67,595	3.09	7,248,678	14,348	0.80
Borrowings	158,508	1,804	4.62	262,485	655	1.01
Total interest-bearing liabilities	9,036,909	69,399	3.11	7,511,163	15,003	0.81
Noninterest-bearing deposits	177,078			86,570
Noninterest-bearing liabilities	64,409			51,940
Shareholders' equity	833,295			728,972
Total liabilities and shareholders' equity	$10,111,691			$8,378,645
Net interest income and interest rate spread		$82,017	3.28%		$77,779	3.98%
Net interest margin			3.46%			4.02%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.29%			104.55%
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

	Three Months Ended March 31,
	2023 vs. 2022
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$3,041	$(27)	$3,014
Federal funds sold	817	801	1,618
Investment securities	2,667	1,481	4,148
Loans held for sale	6,523	(9,720)	(3,197)
Loans and leases held for investment	24,590	28,461	53,051
Total interest income	37,638	20,996	58,634
Interest expense:
Interest-bearing checking	—	271	271
Savings	28,417	2,994	31,411
Money market accounts	63	20	83
Certificates of deposit	16,816	4,666	21,482
Borrowings	1,870	(721)	1,149
Total interest expense	47,166	7,230	54,396
Net interest income	$(9,528)	$13,766	$4,238
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
For the first quarter of 2023, there was a provision for loan and lease credit losses of $19.0 million compared to $1.8 million for the same period in 2022, an increase of $17.2 million. The increase in provision expense as compared to the first quarter of 2022 was primarily the result of loan growth, combined with portfolio trends and changes in the macroeconomic outlook.
Loans and leases held for investment at historical cost were $7.22 billion as of March 31, 2023, increasing by $2.08 billion, or 40.5%, compared to March 31, 2022. Excluding PPP loans and net unearned fees on those loans, the balance in loans and leases held for investment at historical cost was $7.21 billion at March 31, 2023, an increase of $2.20 billion, or 44.0%, over March 31, 2022.
Net charge-offs for loans and leases carried at historical cost were $6.7 million, or 0.38% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended March 31, 2023, compared to net charge-offs of $2.4 million, or 0.19%, for the three months ended March 31, 2022. The increase in net charge-offs for the first three months of 2023 was primarily isolated to two relationships. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $8.2 million and $4.5 million accounted for under the fair value option at March 31, 2023 and 2022, respectively, totaled $22.0 million, which was 0.30% of the held for investment loan and lease portfolio carried at historical cost at March 31, 2023, compared to $19.5 million, or 0.38% of loans and leases held for investment carried at historical cost at March 31, 2022.
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
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2023/2022 Increase (Decrease)
	2023	2022	Amount	Percent
Noninterest income
Loan servicing revenue	$6,380	$6,356	$24	0.4%
Loan servicing asset revaluation	356	(1,569)	1,925	122.7
Net gains on sales of loans	10,175	20,977	(10,802)	(51.5)
Net (loss) gain on loans accounted for under the fair value option	(4,529)	516	(5,045)	(977.7)
Equity method investments income (loss)	(2,952)	(2,124)	(828)	(39.0)
Equity security investments gains (losses), net	77	(44)	121	275.0
Lease income	2,535	2,503	32	1.3
Management fee income	3,472	1,488	1,984	133.3
Other noninterest income	4,065	4,565	(500)	(11.0)
Total noninterest income	$19,579	$32,668	$(13,089)	(40.1)%
For the three months ended March 31, 2023, noninterest income decreased by $13.1 million, or 40.1%, compared to the three months ended March 31, 2022. The decrease over the prior year is the result of a decrease in net gains on sales of loans of $10.8 million combined with an incremental $5.0 million net loss on loans accounted for under the fair value option. Partially offsetting the decrease over the prior year was the net gain on servicing asset revaluation incrementally increasing $1.9 million combined with $2.0 million more in management fee income generated by Canapi Advisors. Canapi Advisors is included in the Company's Fintech segment.

The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three Months Ended March 31,		For years ended December 31,
	2023	2022	2022	2021	2020	2019
Amount of loans and leases originated	$1,030,882	$865,063	$4,007,621	$4,480,725	$4,450,198	$2,001,886
Guaranteed portions of loans sold	167,826	219,703	580,889	668,462	542,596	340,374
Outstanding balance of guaranteed loans sold(1)	2,695,757	2,786,403	2,668,110	2,756,915	2,819,625	2,746,480
(1)This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Asset Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses, with the prepayment speed being one of the most sensitive assumptions. For the three months ended March 31, 2023, there was a net gain on loan servicing asset revaluation of $356 thousand, compared to a net loss of $1.6 million for the three months ended March 31, 2022, resulting in a positive change of $1.9 million, or 122.7%. The increase in the net gain on valuation of the servicing asset compared to the first quarter of 2022 was principally the result of positive movements in market pricing during the first three months of 2023 as compared to negative market changes within the first quarter of 2022.
Net Gains on Sales of Loans: For the three months ended March 31, 2023, net gains on sales of loans decreased $10.8 million, or 51.5%, compared to the three months ended March 31, 2022. The volume of guaranteed loans sold decreased $51.9 million, or 23.6%, for the three months ended March 31, 2023 to $167.8 million from $219.7 million in the three months ended March 31, 2022. The average net gain on loan sale premium decreased from 109% to 106% in the first quarters of 2022 and 2023, respectively. The decrease in net gains on sales of loans was principally the result of lower loan sale volume and comparatively lower premiums in the first quarter of 2023. Accordingly, these market trends influenced the Company's level of appetite for loan sales during periods of weaker premiums in the current year.
Net (Loss) Gain on Loans Accounted for Under the Fair Value Option: For the three months ended March 31, 2023, the Company had a net loss on loans accounted for under the fair value option of $4.5 million compared to a net gain of $516 thousand for the first quarter of 2022, a negative change of $5.0 million. The carrying amount of loans accounted for under the fair value option at March 31, 2023 and 2022 was $467.0 million (all classified as held for investment) and $625.7 million ($25.1 million classified as held for sale and $600.6 million classified as held for investment), respectively, a decrease of $158.7 million, or 25.4%. The incremental net loss on loans accounted for under the fair value option during first quarter of 2023 compared to the first quarter of 2022 was largely the result of negative market impacts related to rising interest rates.
Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2023/2022 Increase (Decrease)
	2023	2022	Amount	Percent
Noninterest expense
Salaries and employee benefits	$44,765	$38,507	$6,258	16.3%
Non-employee expenses:
Travel expense	2,411	1,897	514	27.1
Professional services expense	927	2,791	(1,864)	(66.8)
Advertising and marketing expense	3,603	1,729	1,874	108.4
Occupancy expense	1,925	2,327	(402)	(17.3)
Technology expense	7,729	6,053	1,676	27.7
Equipment expense	3,818	3,816	2	0.1
Other loan origination and maintenance expense	3,927	3,113	814	26.1
Renewable energy tax credit investment impairment	69	—	69	100.0
FDIC insurance	3,403	1,972	1,431	72.6
Contributions and donations	56	723	(667)	(92.3)
Other expense	6,329	2,786	3,543	127.2
Total non-employee expenses	34,197	27,207	6,990	25.7
Total noninterest expense	$78,962	$65,714	$13,248	20.2%
Total noninterest expense for the three months ended March 31, 2023, increased $13.2 million, or 20.2%, compared to the same period in 2022. The increase in noninterest expense for the comparable three month period was largely driven by various components, as discussed below.
Salaries and employee benefits: Total personnel expense for the three months ended March 31, 2023 increased by $6.3 million, or 16.3%, compared to the same period in 2022. The increase in salaries and employee benefits was principally related to continued investment in human resources to support strategic and growth initiatives. Total full-time equivalent employees increased from 842 at March 31, 2022, to 968 at March 31, 2023. Salaries and employee benefits expense included $6.2 million and $5.0 million of stock-based compensation for the three months ended March 31, 2023 and 2022, respectively. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Professional service expense: For the three months ended March 31, 2023, professional service expenses decreased $1.9 million, or 66.8%, compared to the same period in 2022. The decrease compared to the prior period was due to an insurance recovery of $1.3 million in the current quarter related to previously expensed legal fees.
Advertising and marketing expense: For the three months ended March 31, 2023, advertising and marketing expense increased $1.9 million, or 108.4%, compared to the same period in 2022. This increase was largely driven by continued investment in the Company’s lending and deposit market growth.
Technology expense: For the three months ended March 31, 2023, technology expense increased $1.7 million, or 27.7%, compared to the same period in 2022. This increase was primarily related to enhanced investments in the Company’s technology resources.
FDIC insurance: For the three months ended March 31, 2023, FDIC insurance increased $1.4 million, or 72.6%, compared to the same period in 2022. This increase is largely a product of the Bank's continued growth.
Other expense: For the three months ended March 31, 2023, other expense increased $3.5 million, compared to the same period in 2022, largely related to $2.8 million in increased levels of reserves on unfunded commitments. This increase in the reserve for unfunded commitments was largely a result of refinements to the estimation assumptions in the first quarter of 2023.

Income Tax Expense
For the three months ended March 31, 2023, income tax expense was $3.2 million compared to $8.4 million for the first quarter of 2022, and the Company’s effective tax rates were 89.0% and 19.6%, respectively. The lower level of income tax expense for the first quarter of 2023 as compared to the same period in 2022 was principally the result of decreased pretax income while the higher effective tax rate was principally the product of discrete items in the first quarter of 2023 related to stock compensation.
Results of Segment Operations
The Company’s operations are managed along two primary operating segments Banking and Fintech. A description of each segment and the methodologies used to measure financial performance is described in Note 11. Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Three Months Ended March 31,
	2023	2022
Banking	$2,388	$37,840
Fintech	(361)	(1,749)
Other	(1,629)	(1,582)
Consolidated net income	$398	$34,509
Banking
For the three months ended March 31, 2023, net income decreased $35.5 million, or 93.7%, compared to the same period of 2022. Key factors influencing this decrease are discussed below.
The provision for loan and lease credit losses for the three months ended March 31, 2023, increased $17.2 million. See the analysis of provision for loan and lease credit losses included in the above section captioned “Provision for Loan and Lease Credit Losses” as it is entirely related to the Banking segment.
For the three months ended March 31, 2023, noninterest income decreased $14.9 million, or 46.8%, compared to the same period of 2022. See the analysis of these categories of noninterest income included in the above section captioned “Noninterest Income” for additional discussion.
For the three months ended March 31, 2023, noninterest expense increased $13.1 million, or 21.3%, compared to same period of 2022. See the analysis of these categories of noninterest expense included in the above section captioned “Noninterest Expense” for additional discussion.
For the three months ended March 31, 2023, income tax expense decreased $5.8 million, or 63.7%, compared to the same period of 2022. This decrease relative to the Bank for both comparative periods is discussed in the above section captioned “Income Tax Expense.”
Fintech
For the three months ended March 31, 2023, net loss decreased by $1.4 million, compared to same period of 2022. The primary factor influencing the decrease in net loss was an increase in noninterest income of $1.8 million compared to the same period of 2022. This increase was principally due to a $2.0 million increase in management fee income earned by Canapi Advisors. There were two funds receiving advisory services in the first quarter of 2022 compared to four funds in the first quarter of 2023.

Discussion and Analysis of Financial Condition
March 31, 2023 vs. December 31, 2022
Total assets at March 31, 2023 were $10.36 billion, an increase of $508.8 million, or 5.2%, compared to total assets of $9.86 billion at December 31, 2022. The growth in total assets was principally driven by the following:
•Growth in total loans and leases held for investment and held for sale of $321.5 million resulting from strong origination activity in the first three months of 2023 and holding loans available for sale for longer periods of time before sale, as discussed more fully below. Total originations during the first quarter of 2023 were $1.03 billion.
•Investment securities available-for-sale increased $135.0 million during the first three months of 2023, from $1.01 billion at December 31, 2022, to $1.15 billion at March 31, 2023, an increase of 13.3%. The increase was largely the result of liquidity and balance sheet management. At March 31, 2023, the investment portfolio was comprised of U.S. government agencies, U.S. government-sponsored entity mortgage-backed securities, municipal bonds and other debt securities.
Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, was $463.2 million at March 31, 2023, an increase of $46.6 million, or 11.2%, compared to $416.6 million at December 31, 2022. This change principally reflects strategically increased liquidity in response to the recent banking crisis.
Loans held for sale decreased $21.3 million, or 3.8%, during the first three months of 2023, from $554.6 million at December 31, 2022, to $533.3 million at March 31, 2023. The decrease in loans held for sale was principally due to the impact of market conditions in a rising rate environment which has influenced management's intent to hold a greater portion of loans as held for investment.
Loans and leases held for investment increased $342.8 million, or 4.7%, during the first three months of 2023, from $7.34 billion at December 31, 2022, to $7.69 billion at March 31, 2023. The increase was primarily the result of the above-mentioned loan originations in 2023 combined with increased levels of loans retained as held for investment.
Total deposits were $9.42 billion at March 31, 2023, an increase of $537.1 million, or 6.0%, from $8.88 billion at December 31, 2022. The increase in total deposits from the prior period was to support growth in the loan and lease portfolio, as well as enhance the Company’s liquidity profile in response to the recent banking crisis. In addition, the Company began offering the IntraFi Insured Cash Sweep product in the first quarter of 2023 whereby depositors have access to FDIC insurance in excess of $250 thousand. At March 31, 2023 the Bank’s total uninsured deposits were approximately $1.4 billion, or 14.5% of total deposits.
Borrowings decreased to $30.8 million at March 31, 2023 from $83.2 million at December 31, 2022. This decrease was principally due to paying off the Company’s Fed Funds line of credit in the first quarter of 2023. See Note 8. Borrowings in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of current sources of available debt capacity.
Regulatory Impact of Asset Growth
General. As of March 31, 2023, the Company and the Bank each first exceeded $10 billion in total assets. As of March 31, 2023, the Company and the Bank each had total assets of $10.36 billion and $10.25 billion, respectively. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations impose various additional requirements on bank holding companies and banks with $10 billion or more in total consolidated assets. As a general matter, the Company and the Bank are not immediately subject to these additional requirements when they exceed $10 billion in assets; instead, the Company and the Bank will be subject to these various requirements over various dates, as described below.
Consumer Financial Laws. Under the Dodd-Frank Act, the Consumer Financial Protection Bureau (CFPB) has near-exclusive supervision authority, including examination authority, to assess compliance with federal consumer financial laws for a bank and its affiliates if the bank has total assets of more than $10 billion. This provision becomes applicable to a bank following the fourth consecutive quarter where the total assets of the bank, as reported in its quarterly Call Report, exceed $10 billion and afterwards remains applicable to the bank unless the bank has reported total assets of $10 billion or less in its quarterly Call Report for four consecutive quarters.

Deposit Insurance Assessments. Also under the Dodd-Frank Act, the minimum ratio of net worth to insured deposits of the federal Deposit Insurance Fund administered by the FDIC was increased from 1.15 percent to 1.35 percent and the FDIC is required, in setting deposit insurance assessments, to offset the effect of the increase on institutions with assets of less than $10 billion, which results in institutions with assets greater than $10 billion paying higher assessments. In addition, following the fourth consecutive quarter where the total assets of a bank exceeds $10 billion, as reported in its quarterly Call Report, the FDIC utilizes a different method for determining deposit insurance assessments. This large bank method is based on a bank’s ability to withstand asset- and funding-related stress, its regulatory ratings, and potential losses to the FDIC in the event of the bank’s failure, subject to discretionary adjustments by the FDIC.
Volcker Rule. Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” certain limitations are placed on the ability of insured depository institutions and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, known as “covered funds” under the rule. There are a number of exclusions from the definition of “covered funds,” including for investments in Small Business Investment Companies, or SBICs, and certain qualifying venture capital funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. Community banks are excluded from the restrictions of the Volcker Rule if (i) the community bank, and every entity that controls it, has total consolidated assets equal to or less than $10 billion and (ii) trading assets and liabilities of the community bank, and every entity that controls it, are equal to or less than five percent of its total consolidated assets. The Company and the Bank will no longer be eligible for this exemption upon exceeding $10 billion in total consolidated assets.
Limits on Interchange Fees. The Bank also may be affected by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more, as of December 31 of the preceding calendar year, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.
Asset Quality
Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Audit & Risk Committee of the Board of Directors.
Nonperforming Assets
The Bank places loans and leases on nonaccrual status when they become 90 days past due as to principal or interest payments, or prior to that if management has determined based upon current information available to them that the timely collection of principal or interest is not probable. When a loan or lease is placed on nonaccrual status, any interest previously accrued as income but not actually collected is reversed and recorded as a reduction of loan or lease interest and fee income. Typically, collections of interest and principal received on a nonaccrual loan or lease are applied to the outstanding principal as determined at the time of collection of the loan or lease. In respect to the Company's adoption of ASU No. 2022-02 on January 1, 2023, as described more fully in Note 2 in the accompanying Unaudited Condensed Consolidated Financial Statements, the prior period discussed below has been adjusted to exclude previously disclosed troubled debt restructurings for comparative purposes.
Nonperforming assets, excluding loans measured at fair value, at March 31, 2023 were $85.7 million, which represented a $12.3 million, or 16.8%, increase from December 31, 2022. These nonperforming assets at March 31, 2023 were comprised of $85.7 million in nonaccrual loans and leases. At March 31, 2023, there were no foreclosed assets. Of the $85.7 million of nonperforming assets, $63.7 million carried a government guarantee, leaving an unguaranteed exposure of $22.0 million in total nonperforming assets at March 31, 2023. This represents an increase of $3.2 million, or 17.1%, from an unguaranteed exposure of $18.8 million at December 31, 2022.

The following table provides information with respect to nonperforming assets, excluding loans measured at fair value, at the dates indicated.

	March 31, 2023 (1)	December 31, 2022 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$85,698	$73,392
Foreclosed assets	—	—
Total nonperforming assets	$85,698	$73,392
Allowance for credit losses on loans and leases	$108,242	$96,566
Total nonperforming loans and leases to total loans and leases held for investment	1.19%	1.07%
Total nonperforming loans and leases to total assets	0.87%	0.78%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.50%	1.41%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	126.31%	131.58%
(1)Excludes loans measured at fair value.

	March 31, 2023 (1)	December 31, 2022 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S government (all on nonaccrual)	$63,696	$54,608
Foreclosed assets guaranteed by the U.S. government	—	—
Total nonperforming assets guaranteed by the U.S. government	$63,696	$54,608
Allowance for credit losses on loans and leases	$108,242	$96,566
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.30%	0.27%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.22%	0.20%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S. government	491.96%	514.09%
(1)Excludes loans measured at fair value.
Total nonperforming assets, including loans measured at fair value, at March 31, 2023 were $141.3 million, which represented a $20.9 million, or 17.4%, increase from December 31, 2022. Of the $141.3 million of nonperforming assets, $109.4 million carried a government guarantee, leaving an unguaranteed exposure of $31.9 million in total nonperforming assets at March 31, 2023. This represents an increase of $5.9 million, or 22.5%, from an unguaranteed exposure of $26.0 million at December 31, 2022.
See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.
As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 10.4% at March 31, 2023, compared to 9.0% at December 31, 2022. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at both March 31, 2023 and December 31, 2022 were 2.7% and 2.3%, respectively.

As of March 31, 2023, and December 31, 2022, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $504.2 million and $424.7 million, respectively. The following is a discussion of these loans and leases. Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases. For a complete description of the risk grading system, see Note 3. Loans and Leases Held for Investment and Credit Quality in the Company’s 2022 Form 10-K. At March 31, 2023, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $218.3 million and total portfolio unguaranteed exposure risk was $285.9 million, or 6.4% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2022 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $195.8 million and total portfolio unguaranteed exposure risk was $228.9 million, or 5.5% of total held for investment unguaranteed exposure carried at historical cost. As of March 31, 2023, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Sponsor Finance at 12.8% (principally related to Search Fund Lending), Wine and Craft Beverage at 11.3%, Senior Housing at 11.0%, General Lending at 10.7%, Healthcare at 6.2%, Hotels at 5.0%, Senior Care at 4.6% and Fitness Centers at 4.2%. As of December 31, 2022, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Wine and Craft Beverage at 11.5%, General Lending at 10.3%, Senior Housing at 10.2%, Sponsor Finance at 7.8%, Healthcare at 6.4%, Hotels at 5.9%, Fitness Centers at 5.1%, Agriculture at 4.5% and Senior Care at 4.0%. Of the above listed verticals, Senior Housing and Sponsor Finance are within the Company’s Specialty Lending division while Hotels are within the Energy & Infrastructure division, the remainder of the above listed verticals are within the Small Business Banking division. The majority of the $79.5 million increase in potential problem and classified loans and leases in the first three months of 2023 was comprised of several relationships that did not have a government guarantee. The Company believes that its underwriting and credit quality standards have remained high and continues to consider changing economic conditions in a rising interest rate environment.
Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term. At March 31, 2023, the Company had a total of $21.1 million in loans modified in the first quarter of 2023 to borrowers experiencing financial difficulty, all of which remained current with $4.2 million on principal payment deferral.
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. At March 31, 2023, and December 31, 2022, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $370.8 million and $286.5 million, respectively, for a quarter over quarter increase of $84.3 million. The increase in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during the first quarter of 2023 was principally confined to seven verticals: Sponsor Finance ($32.3 million or 38.3%, principally related to Search Fund Lending), Bioenergy ($13.5 million or 16.0%), Senior Housing ($12.2 million or 14.4%), Venture Banking ($11.8 million or 14.0%), Wine and Craft Beverage ($8.4 million or 10.0%), Conventional Financing ($6.6 million or 7.8%) and Senior Care ($6.0 million or 7.2%). The increase in criticized loans in 2023 was related to a small number of large relationships within four mature verticals. Of the above listed verticals, Sponsor Finance, Senior Housing, Venture Banking and Conventional Financing are within the Company’s Specialty Lending division while Bioenergy is within the Energy & Infrastructure division, the remainder of the above listed verticals are within the Small Business Banking division.
At March 31, 2023, approximately 99.6% of loans and leases classified as Risk Grade 5 are performing with no relationships having payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio. As government payment assistance began to expire toward the end of 2020, borrowers with continuing difficulties arising from the pandemic were provided additional relief through payment deferrals. At March 31, 2023, the Company had $6.6 million in unguaranteed loans on SBA payment assistance. Management monitors these borrowers closely and has observed financial conditions continuing to improve.

Allowance for Credit Losses on Loans and Leases
The ACL of $96.6 million at December 31, 2022, increased by $11.7 million, or 12.1%, to $108.2 million at March 31, 2023. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.4% and 1.5% at December 31, 2022 and March 31, 2023, respectively. The increase in the ACL during the first three months of 2023 was primarily the result of loan growth, combined with portfolio trends and changes in the macroeconomic outlook. See also the above section captioned “Provision for Loan and Lease Credit Losses” in “Results of Operations” for related information.
Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have increased by $15.3 million since December 31, 2022. Total loans and leases 90 or more days past due increased $29.6 million, or 52.4%, compared to December 31, 2022. This increase was comprised of a $9.5 million increase in unguaranteed exposure combined with a $20.1 million increase in the guaranteed portion of past due loans compared to December 31, 2022. At March 31, 2023 and December 31, 2022, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 0.6% and 0.7%, respectively. Total unguaranteed loans and leases past due were comprised of $21.0 million carried at historical cost, a decrease of $160 thousand, and $8.7 million measured at fair value, an decrease of $909 thousand, as of March 31, 2023 compared to December 31, 2022. Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $108.2 million at March 31, 2023 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the condensed consolidated financial statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At March 31, 2023, the total amount of these four items was $4.24 billion, or 40.9% of total assets compared to 40.7% of total assets, at December 31, 2022.
Loans and other assets are funded by loan sales, wholesale deposits and core deposits. To date, an increasing retail deposit base and a stable amount of brokered deposits have been adequate to meet loan obligations, while maintaining the desired level of immediate liquidity. The Company maintains an investment securities portfolio that is available for both immediate and secondary contingent liquidity purposes, whether via pledging to the Federal Home Loan Bank, Federal Reserve Bank Term Funding Program or through liquidation. Additionally, the Company maintains a guaranteed loan portfolio that is also a contingent liquidity source, whether via pledging to the Federal Reserve Discount Window or through liquidation.
At March 31, 2023, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $1.15 billion available to pledge as collateral.
Contractual Obligations
The Company has entered into significant fixed and determinable contractual obligations for future payments. Other than normal changes in the ordinary course of the Company’s operations, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2022. See the section titled “Liquidity Management” in Part II, Item 7 of the Company’s 2022 Form 10-K for additional discussion of contractual obligations.
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

Asset/Liability Management and Interest Rate Sensitivity
One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps. As of March 31, 2023, the balance sheet’s total cumulative gap position was 5.8%, for further information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, nor growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of instantaneous parallel interest rate shocks applied to a static balance sheet to measure interest rate risk. As of March 31, 2023, the Company’s interest rate risk profile under the instantaneous parallel interest rate shock scenarios shifted from asset-sensitive to slightly liability-sensitive. For more information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk. A liability-sensitive position means that net interest income will generally move in the opposite direction as interest rates. For instance, if interest rates increase, net interest income can be expected to decrease, and if interest rates decrease, net interest income can be expected to increase. The Company attempts to mitigate interest rate risk by match funding assets and liabilities with similar rate instruments. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes, rates on cash accounts that adjusts as the federal funds rate changes and the longer duration of indeterminate term deposits. Note that the Company regularly models various forecasted rate projections with non-parallel shifts that are reflective of potential current rate environment outcomes. Under these scenarios, the Company’s interest rate risk profile may increase in liability sensitivity, decrease in liability sensitivity, or depending on the scenario and timing of anticipated rate changes, may transition back to an asset-sensitive interest rate risk profile. Regular, robust modeling of various interest rate outcomes allows the Company to properly assess and manage potential risks from various rate shifts.
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

Capital amounts and ratios as of March 31, 2023 and December 31, 2022, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - March 31, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$889,810	11.67%	$342,998	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	985,300	12.93	609,775	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	889,810	11.67	457,331	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	889,810	8.70	409,302	4.00	N/A	N/A
Bank - March 31, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$732,399	10.00%	$329,580	4.50%	$476,060	6.50%
Total Capital (to Risk-Weighted Assets)	824,208	11.25	585,920	8.00	732,400	10.00
Tier 1 Capital (to Risk-Weighted Assets)	732,399	10.00	439,440	6.00	585,920	8.00
Tier 1 Capital (to Average Assets)	732,399	7.24	404,571	4.00	505,714	5.00
Consolidated - December 31, 2022
Common Equity Tier 1 (to Risk-Weighted Assets)	$888,235	12.47%	$320,446	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	977,360	13.73	569,681	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	888,235	12.47	427,261	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	888,235	9.26	383,499	4.00	N/A	N/A
Bank - December 31, 2022
Common Equity Tier 1 (to Risk-Weighted Assets)	$730,092	10.70%	$307,179	4.50%	$443,703	6.50%
Total Capital (to Risk-Weighted Assets)	815,577	11.95	546,096	8.00	682,620	10.00
Tier 1 Capital (to Risk-Weighted Assets)	730,092	10.70	409,572	6.00	546,096	8.00
Tier 1 Capital (to Average Assets)	730,092	7.70	379,396	4.00	474,245	5.00
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
Accounting policies, as described in detail in the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. The Company’s most critical accounting policies and estimates are listed below. These estimates require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.
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
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 5.8% as of March 31, 2023, indicating that, overall, over the expected life of the instruments, assets will reprice before liabilities.
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
Simulation analysis is only an estimate of interest rate risk exposure at a particular point in time. The Company regularly models various forecasted rate projections with non-parallel shifts that are reflective of potential current rate environment outcomes. Under these scenarios, the Company’s interest rate risk profile may increase in liability sensitivity, decrease in liability sensitivity, or depending on the scenario and timing of anticipated rate changes, may transition back to an asset sensitive interest rate risk profile. Regular, robust modeling of various interest rate outcomes allows the Company to properly assess and manage potential risks from various rate shifts.

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending March 31, 2024 and 2025 and the Company’s EVE sensitivity at March 31, 2023. The simulation uses projected repricing of assets and liabilities at March 31, 2023 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, changes in deposit pricing, both in amount and timing, relative to changes in market rates (commonly referred to as deposit betas and lags, respectively) and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the results shown below as it will include growth considerations, non-parallel rate movements, and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending March 31, 2024	12 Months Ending March 31, 2025	As of March 31, 2023
+400	(2.9)%	(7.5)%	(30.6)%
+300	(2.1)	(5.5)	(23.3)
+200	(1.3)	(3.5)	(15.6)
+100	(0.8)	(1.9)	(7.8)
-100	(0.1)	0.6	7.7
-200	(0.3)	0.9	15.3
-300	(0.6)	0.9	23.0
Rates are increased instantaneously at the beginning of the projection. The Company's asset/liability profile is liability sensitive in both years one and two from a net interest income perspective. The Company had recent interest rate increases where new and existing deposits are repricing more rapidly than the company's total loan and lease portfolio. The Company’s variable rate loan portfolio reprices the full amount of the assumed change in interest rates, while the retail savings and short-term retail certificates of deposits portfolio will reprice with an assumed beta. Interest rates do not normally move all at once or evenly over time, but management believes that the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2023, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2023, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of March 31, 2023, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the following:
Recent negative developments affecting the banking industry have eroded customer confidence in the banking system and may result in additional regulations that could increase the Company’s expenses and affect its operations.
Recent high-profile bank failures have generated significant market volatility among publicly traded bank holding companies, such as the Company. These market developments have negatively impacted customer confidence in the banking system. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. In connection with these high-profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence.
As a result of these events, the Company anticipates increased regulatory scrutiny—in the course of routine examinations and otherwise—and new regulations, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 17, 2022, the Board of Directors of the Company authorized the repurchase of up to $50,000,000 in shares of the Company’s voting common stock from time to time through December 31, 2023 (the “Repurchase Program”). The Repurchase Program enables the Company to acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the repurchase program will be subject to various factors, including the Company’s capital and liquidity positions, regulatory and accounting considerations, the Company’s financial and operational performance, alternative uses of capital, the trading price of the Company’s common stock, and market conditions. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time. As of March 31, 2023, the Company had not made any purchases of shares under the Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.
Exhibits to this report are listed in the Index to Exhibits section of this report.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)
3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the amended registration statement on Form S-1, filed on July 13, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)
10.1	Amendment to Software Service Agreement dated March 28, 2023, between Live Oak Banking Company and nCino, Inc. *
10.2	Amended and Restated Member Interest Letter, dated April 25, 2023, from Canapi Ventures LOB SLP II, LLC to Neil L. Underwood Revocable Trust * #
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: May 3, 2023	By:	/s/ William C. Losch III
William C. Losch III
Chief Financial Officer