Form 10-Q
period 2023-06-30
Live Oak Bancshares, Inc.
filed 2023-08-02
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
As of August 1, 2023, there were 44,363,165 shares of the registrant’s voting common stock outstanding.

Live Oak Bancshares, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Live Oak Bancshares, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2023 (unaudited) and December 31, 2022*
(Dollars in thousands)

	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$808,131	$280,239
Federal funds sold	—	136,397
Certificates of deposit with other banks	4,000	4,000
Investment securities available-for-sale	1,133,146	1,014,719
Loans held for sale	523,776	554,610
Loans and leases held for investment (includes $441,781 and $494,458 measured at fair value, respectively)	7,836,398	7,344,178
Allowance for credit losses on loans and leases	(120,116)	(96,566)
Net loans and leases	7,716,282	7,247,612
Premises and equipment, net	269,485	263,290
Servicing assets	31,042	26,323
Other assets	333,334	328,308
Total assets	$10,819,196	$9,855,498
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$229,833	$194,100
Interest-bearing	9,649,278	8,690,828
Total deposits	9,879,111	8,884,928
Borrowings	28,317	83,203
Other liabilities	79,280	76,334
Total liabilities	9,986,708	9,044,465
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 44,351,715 and 44,061,244 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	341,032	330,854
Class B common stock, no par value, 10,000,000 shares authorized, none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Retained earnings	589,036	572,497
Accumulated other comprehensive loss	(97,580)	(92,318)
Total shareholders’ equity	832,488	811,033
Total liabilities and shareholders’ equity	$10,819,196	$9,855,498
*Derived from audited consolidated financial statements.
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three and six months ended June 30, 2023 and 2022 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income
Loans and fees on loans	$152,362	$94,157	$291,414	$183,355
Investment securities, taxable	8,503	4,046	16,050	7,445
Other interest earning assets	8,847	1,044	13,664	1,229
Total interest income	169,712	99,247	321,128	192,029
Interest expense
Deposits	85,003	18,777	152,598	33,125
Borrowings	407	536	2,211	1,191
Total interest expense	85,410	19,313	154,809	34,316
Net interest income	84,302	79,934	166,319	157,713
Provision for loan and lease credit losses	13,028	5,267	32,049	7,103
Net interest income after provision for loan and lease credit losses	71,274	74,667	134,270	150,610
Noninterest income
Loan servicing revenue	6,687	6,477	13,067	12,833
Loan servicing asset revaluation	(2,831)	(8,668)	(2,475)	(10,237)
Net gains on sales of loans	10,804	5,630	20,979	26,607
Net gain (loss) on loans accounted for under the fair value option	1,728	(4,461)	(2,801)	(3,945)
Equity method investments (loss) income	(2,055)	119,056	(5,007)	116,932
Equity security investments gains (losses), net	121	1,655	198	1,611
Lease income	2,535	2,510	5,070	5,013
Management fee income	3,266	2,558	6,738	4,046
Other noninterest income	3,901	3,772	7,966	8,337
Total noninterest income	24,156	128,529	43,735	161,197
Noninterest expense
Salaries and employee benefits	43,066	46,276	87,831	84,783
Travel expense	2,770	2,358	5,181	4,255
Professional services expense	1,996	3,988	2,923	6,779
Advertising and marketing expense	3,009	2,301	6,612	4,030
Occupancy expense	2,205	2,773	4,130	5,100
Technology expense	8,005	5,762	15,734	11,815
Equipment expense	4,023	3,784	7,841	7,600
Other loan origination and maintenance expense	3,442	3,022	7,369	6,135
Renewable energy tax credit investment impairment	—	50	69	50
FDIC insurance	5,061	2,164	8,464	4,136
Contributions and donations	—	5,515	—	6,238
Other expense	2,880	2,886	9,265	5,672
Total noninterest expense	76,457	80,879	155,419	146,593
Income before taxes	18,973	122,317	22,586	165,214
Income tax expense	1,429	25,278	4,644	33,666
Net income	$17,544	$97,039	$17,942	$131,548
Basic earnings per share	$0.40	$2.22	$0.41	$3.01
Diluted earnings per share	$0.39	$2.16	$0.40	$2.92
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$17,544	$97,039	$17,942	$131,548
Other comprehensive loss before tax:
Net unrealized loss on investment securities available-for-sale during the period	(17,348)	(29,967)	(6,916)	(80,561)
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	—	—	—	—
Other comprehensive loss before tax	(17,348)	(29,967)	(6,916)	(80,561)
Income tax benefit	4,163	7,190	1,654	19,332
Other comprehensive loss, net of tax	(13,185)	(22,777)	(5,262)	(61,229)
Total comprehensive income	$4,359	$74,262	$12,680	$70,319
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three and six months ended June 30, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Three Months Ended
	Common stock			Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	Shares		Amount
	Class A	Class B
Balance at March 31, 2023	44,290,840	—	$334,672	$572,530	$(84,395)	$822,807
Net income	—	—	—	17,544	—	17,544
Other comprehensive loss	—	—	—	—	(13,185)	(13,185)
Issuance of restricted stock	38,145	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(249)	—	—	(249)
Stock option exercises	22,730	—	297	—	—	297
Stock option compensation expense	—	—	4	—	—	4
Restricted stock compensation expense	—	—	6,308	—	—	6,308
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	292	—	292
Cash dividends ($0.03 per share)	—	—	—	(1,330)	—	(1,330)
Balance at June 30, 2023	44,351,715	—	$341,032	$589,036	$(97,580)	$832,488

Balance at March 31, 2022	43,787,660	—	$315,607	$434,226	$(36,506)	$713,327
Net income	—	—	—	97,039	—	97,039
Other comprehensive loss	—	—	—	—	(22,777)	(22,777)
Issuance of restricted stock	17,156	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(197)	—	—	(197)
Stock option exercises	49,195	—	434	—	—	434
Stock option compensation expense	—	—	234	—	—	234
Restricted stock compensation expense	—	—	4,846	—	—	4,846
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	71	—	71
Cash dividends ($0.03 per share)	—	—	—	(1,315)	—	(1,315)
Balance at June 30, 2022	43,854,011	—	$320,924	$530,021	$(59,283)	$791,662

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)
For the three and six months ended June 30, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Six Months Ended
	Common stock			Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	Shares		Amount
	Class A	Class B
Balance at December 31, 2022	44,061,244	—	$330,854	$572,497	$(92,318)	$811,033
Net income	—	—	—	17,942	—	17,942
Other comprehensive loss	—	—	—	—	(5,262)	(5,262)
Issuance of restricted stock	201,019	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(3,602)	—	—	(3,602)
Employee stock purchase program	31,059	—	631	—	—	631
Stock option exercises	58,393	—	664	—	—	664
Stock option based compensation expense	—	—	137	—	—	137
Restricted stock compensation expense	—	—	12,348	—	—	12,348
Adoption of ASU 2022-02	—	—	—	676	—	676
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	578	—	578
Cash dividends ($0.06 per share)	—	—	—	(2,657)	—	(2,657)
Balance at June 30, 2023	44,351,715	—	$341,032	$589,036	$(97,580)	$832,488

Balance at December 31, 2021	43,494,046	125,024	$312,294	$400,893	$1,946	$715,133
Net income	—	—	—	131,548	—	131,548
Other comprehensive loss	—	—	—	—	(61,229)	(61,229)
Issuance of restricted stock	112,693	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(3,091)	—	—	(3,091)
Employee stock purchase program	11,119	—	534	—	—	534
Stock option exercises	111,129	—	1,153	—	—	1,153
Stock option based compensation expense	—	—	625	—	—	625
Restricted stock compensation expense	—	—	9,409	—	—	9,409
Non-voting common stock converted to voting common stock in private sale	125,024	(125,024)	—	—	—	—
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	207	—	207
Cash dividends ($0.06 per share)	—	—	—	(2,627)	—	(2,627)
Balance at June 30, 2022	43,854,011	—	$320,924	$530,021	$(59,283)	$791,662
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$17,942	$131,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,447	10,553
Provision for loan and lease credit losses	32,049	7,103
Amortization of premium on securities, net of accretion	132	2,378
Deferred tax (benefit) expense	(9,723)	17,439
Originations of loans held for sale	(425,441)	(495,699)
Proceeds from sales of loans held for sale	649,306	529,989
Net gains on sale of loans held for sale	(20,979)	(26,607)
Net loss on sale of foreclosed assets	—	41
Net loss on loans accounted for under fair value option	2,801	3,945
Net (increase) decrease in servicing assets	(4,719)	4,913
Net loss on disposal of property and equipment	402	22
Equity method investments loss (income)	5,007	(116,932)
Equity security investments (gains) losses, net	(198)	(1,611)
Renewable energy tax credit investment impairment	69	50
Stock option compensation expense	137	625
Restricted stock compensation expense	12,348	9,409
Stock based compensation excess tax (shortfall) benefit	(574)	1,106
Lease right-of-use assets and liabilities, net	(30)	569
Changes in assets and liabilities:
Other assets	20,429	(11,017)
Other liabilities	5,533	9,847
Net cash provided by operating activities	294,938	77,671
Cash flows from investing activities
Purchases of investment securities available-for-sale	(174,710)	(200,285)
Proceeds from maturities, calls, and principal paydown of investment securities available-for-sale	49,235	95,429
Proceeds from SBA reimbursement/sale of foreclosed assets, net	—	333
Maturities of certificates of deposits with other banks	—	500
Loan and lease originations and principal collections, net	(689,804)	(449,892)
Purchases of equity security investments	(1,206)	—
Purchases of equity method investments	(4,323)	—
Proceeds from sale of equity method investments	—	125,321
Proceeds from sale of premises and equipment	—	2
Purchases of premises and equipment, net	(16,968)	(28,231)
Net cash used by investing activities	(837,776)	(456,823)

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
For the six months ended June 30, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities
Net increase in deposits	$994,183	$1,043,700
Proceeds from borrowings	2,906,039	12,051
Repayment of borrowings	(2,960,925)	(244,131)
Stock option exercises	664	1,153
Employee stock purchase program	631	534
Withholding cash issued in lieu of restricted stock and other	(3,602)	(3,091)
Shareholder dividend distributions	(2,657)	(2,627)
Net cash provided by financing activities	934,333	807,589
Net increase in cash and cash equivalents	391,495	428,437
Cash and cash equivalents, beginning	416,636	203,750
Cash and cash equivalents, ending	$808,131	$632,187

Supplemental disclosures of cash flow information
Interest paid	$153,724	$34,850
Income tax paid, net	5,233	6,778

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding losses on investment securities available-for-sale, net of taxes	$(5,262)	$(61,229)
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	14,908	11,278
Net transfers between foreclosed real estate and SBA receivable	—	55
Transfer of loans held for sale to loans and leases held for investment	56,852	88,915
Transfer of loans and leases held for investment to loans held for sale	284,081	227,705
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	578	207
Equity method investment commitments	7,721	10,566
Equity security investment commitments	—	415
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation
Nature of Operations
Live Oak Bancshares, Inc. (collectively with its subsidiaries including Live Oak Banking Company, the “Company”) is a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of the State of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was organized and incorporated under the laws of the State of North Carolina on February 25, 2008 and commenced operations on May 12, 2008. The Bank specializes in providing lending and deposit related services to small businesses nationwide. A significant portion of the loans originated by the Bank are guaranteed by the Small Business Administration (“SBA”) under the 7(a) Loan Program and the U.S. Department of Agriculture’s (“USDA”) Rural Energy for America Program ("REAP"), Water and Environmental Program (“WEP”), Business & Industry (“B&I”) and Community Facilities loan programs. These loans are to small businesses and professionals with what the Bank believes are lower risk characteristics. Industries, or “verticals,” on which the Bank focuses its lending efforts are carefully selected. The Bank also lends more broadly to select borrowers outside of those verticals.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023. The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities Exchange Commission (“SEC”) on February 23, 2023 (SEC File No. 001-37497) (the “2022 Form 10-K”). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2022 Form 10-K. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2022 Form 10-K.
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
Changes in Accounting Estimates
During the first quarter of 2023, the Company refined its allowance for credit losses (“ACL”) methodology for estimating probability of default (“PD”) and loss given default (“LGD”). Additionally, the Company began using internally calculated prepayment rates based on its historical information. These changes, based on the continued maturity of internal data, resulted in a $1.5 million increase in the ACL in the first quarter of 2023.
The Company also refined its methodology for estimating its reserve on unfunded loan commitments by incorporating historical utilization rates on unused lines of credit and updating probability assumptions related to construction loan commitments. These changes resulted in a $2.4 million increase in the reserve on unfunded commitments in the first quarter of 2023.
These refinements have been accounted for as changes in accounting estimates under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, with prospective application beginning in the period of change.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” was issued deferring the sunset date of Topic 848. With the amendments, the ASU can be adopted by the Company as of March 12, 2020, through December 31, 2024. The Company does not believe these standards will have a material impact on its consolidated financial statements. To address the discontinuance of LIBOR, the Company stopped originating variable LIBOR-based loans effective December 31, 2021 and started to negotiate loans using the preferred replacement index, the Secured Overnight Financing Rate (“SOFR”) or a relevant duration U.S. Treasury rate. For currently outstanding LIBOR-based loans, the timing and manner in which each customer’s contract transitions from LIBOR to another rate will vary on a case-by-case basis. As of June 30, 2023, the Company has transitioned nearly all its LIBOR-based loan exposure to an alternative index. The remaining LIBOR-based loans will transition to an alternative index at their next repricing date.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per share:
Net income	$17,544	$97,039	$17,942	$131,548
Weighted-average basic shares outstanding	44,327,474	43,824,707	44,242,785	43,763,681
Basic earnings per share	$0.40	$2.22	$0.41	$3.01
Diluted earnings per share:
Net income, for diluted earnings per share	$17,544	$97,039	$17,942	$131,548
Total weighted-average basic shares outstanding	44,327,474	43,824,707	44,242,785	43,763,681
Add effect of dilutive stock options and restricted stock grants	507,615	978,571	657,538	1,252,082
Total weighted-average diluted shares outstanding	44,835,089	44,803,278	44,900,323	45,015,763
Diluted earnings per share	$0.39	$2.16	$0.40	$2.92
Anti-dilutive stock options and restricted shares	2,096,220	869,753	2,096,220	869,753
Note 4. Securities
Available-for-Sale
The carrying amount of securities and their approximate fair values are reflected in the following table:

June 30, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US government agencies	$31,032	$—	$536	$30,496
Mortgage-backed securities	1,226,789	107	127,759	1,099,137
Municipal bonds	3,212	—	177	3,035
Other debt securities	500	—	22	478
Total	$1,261,533	$107	$128,494	$1,133,146

December 31, 2022
US government agencies	$16,080	$—	$412	$15,668
Mortgage-backed securities	1,116,387	270	121,083	995,574
Municipal bonds	3,223	—	246	2,977
Other debt securities	500	—	—	500
Total	$1,136,190	$270	$121,741	$1,014,719
During the three and six months ended June 30, 2023, two mortgage-backed securities totaling $2.7 million were settled. During the three months ended June 30, 2022, nine mortgage-backed securities totaling $18.8 million were settled. During the six months ended June 30, 2022, eighteen mortgage-backed securities totaling $32.7 million were settled.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued interest receivable on available-for-sale securities totaled $3.4 million and $2.9 million at June 30, 2023 and December 31, 2022, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$23,832	$246	$6,664	$290	$30,496	$536
Mortgage-backed securities	346,178	12,368	742,007	115,391	1,088,185	127,759
Municipal bonds	—	—	3,035	177	3,035	177
Other debt securities	478	22	—	—	478	22
Total	$370,488	$12,636	$751,706	$115,858	$1,122,194	$128,494

	Less Than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US government agencies	$15,668	$412	$—	$—	$15,668	$412
Mortgage-backed securities	513,639	29,060	456,972	92,023	970,611	121,083
Municipal bonds	2,884	241	93	5	2,977	246
Total	$532,191	$29,713	$457,065	$92,028	$989,256	$121,741
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
At June 30, 2023, there were 359 mortgage-backed securities, two US government agency securities and two municipal bonds in unrealized loss positions for greater than 12 months. There were 88 mortgage-backed securities, seven US government agency securities, and one other debt security in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2022 were comprised of 185 mortgage-backed securities and one municipal bond in unrealized loss positions for greater than 12 months and 236 mortgage-backed securities, five US government agency securities and one municipal bond in unrealized loss positions for less than 12 months.
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
All mortgage-backed securities in the Company’s portfolio at June 30, 2023 and December 31, 2022 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following is a summary of investment securities by maturity:

	June 30, 2023
	Available-for-Sale
	Amortized Cost	Fair Value
US government agencies
Within one year	$8,000	$7,939
One to five years	20,421	20,027
Five to ten years	2,611	2,530
Total	31,032	30,496
Mortgage-backed securities
Within one year	629	626
One to five years	173,870	163,603
Five to ten years	257,837	227,520
After 10 years	794,453	707,388
Total	1,226,789	1,099,137
Municipal bonds
Five to ten years	3,114	2,951
After 10 years	98	84
Total	3,212	3,035
Other debt securities
Within one year	500	478
Total	500	478

Total	$1,261,533	$1,133,146
Mortgage-backed securities are included in maturity categories based on their contractual maturity date. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
There were no securities pledged at June 30, 2023 or December 31, 2022.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Method Accounting
The carrying amount and ownership percentage of each equity investment over which the Company has significant influence at June 30, 2023 and December 31, 2022 is reflected in the following table:

	June 30, 2023		December 31, 2022
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$57,658	40.3%	$60,320	40.3%
Canapi Ventures SBIC Fund, LP (1) (5)	18,281	2.9%	19,246	2.9%
Canapi Ventures Fund, LP (2) (5)	2,279	1.5%	2,382	1.5%
Canapi Ventures Fund II, LP (3) (5)	7,335	1.6%	7,412	1.6%
Canapi Ventures SBIC Fund II, LP (4) (5)	7,856	2.9%	7,981	3.7%
Other Fintech investments in private companies (6)	—	—%	241	4.3%
Other (7)	20,554	Various	12,476	Various
Total	$113,963		$110,058

(1)	Includes unfunded commitments of $5.4 million and $5.5 million as of June 30, 2023 and December 31, 2022, respectively.
(2)	Includes unfunded commitments of $613 thousand and $617 thousand as of June 30, 2023 and December 31, 2022, respectively.
(3)	Includes unfunded commitments of $6.9 million as of June 30, 2023 and December 31, 2022.
(4)	Includes unfunded commitments of $7.6 million and $7.5 million as of June 30, 2023 and December 31, 2022, respectively.
(5)	Investee is accounted for under equity method due to the Company's participation as an investment advisor.
(6)
As of December 31, 2022, Other Fintech investments include Kwipped, Inc. As of June 30, 2023, the investment has been moved to equity security as the preferred shares do not qualify as in-substance common stock.

(7)
As of June 30, 2023, Other investments include low income housing tax credit (“LIHTC”) in Estrella Landing Apartments LLC (“Estrella Landing”), in which the company holds a 99.9% limited member interest. Also included in Other investments are solar income tax credit investments in Green Sun Tenant LLC (“Green Sun”), SVA 2021-2 TE Holdco LLC (“Sun Vest”) and EG5 CSP1 Holding LLC (“HEP”), which the Company holds a 99.0% limited member interest in all investments. Also included are Cape Fear Collective Impact Opportunity 1 LLC (“Cape Fear Collective”), Cape Fear Collective Impact Opportunity 2 LLC (“Cape Fear Collective 2”) and OTR Fund I, LLC ("OTR") which the Company holds 99.0%, 32.3%, and 11.5% of limited member interests, respectively. As of June 30, 2023, there was an unfunded commitment of $7.7 million for Estrella Landing. The Company also has an unrecorded commitment related to a solar income tax credit investment for $18.1 million. As of December 31, 2022, Other investments include Green Sun, Sun Vest, and HEP, which the Company holds a 99.0% limited member interest in all investments. Also included within Other investments are Cape Fear Collective and Cape Fear Collective 2, which the Company holds 99.0% and 32.3% of limited member interests, respectively. As of December 31, 2022 an unfunded commitment of $2.6 million was recorded as a liability for HEP, and as of June 30, 2023, this commitment has been funded. Managing control of the above investments resides with the managing members.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Security Accounting
The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis as of June 30, 2023 and as of and for the six months ended June 30, 2023 and 2022 is reflected in the following table:

		As of and for the six month period ended
	Cumulative Adjustments	June 30, 2023	June 30, 2022
Carrying value (1)		$77,586	$72,760
Carrying value adjustments:
Impairment	$—	—	—
Upward changes for observable prices (2)	50,492	—	1,492
Downward changes for observable prices	(86)	—	—
Net upward change	$50,406	$—	$1,492

(1)	Includes $2.8 million and $3.2 million in unfunded commitments as of June 30, 2023, and June 30, 2022, respectively.
(2)	Cumulative adjustments excludes $13.9 million in realized gains for sale of an investment in the second quarter of 2021.
For the three and six months ended June 30, 2023, the Company recognized unrealized losses on all equity securities held at the reporting date of $20 thousand and $4 thousand, respectively. For the three and six months ended June 30, 2022, the Company recognized unrealized gains on all equity securities held at the reporting date of $1.5 million and $1.4 million, respectively.
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
Solar Renewable Energy Tax Credit Investments
The Company has equity interests in several limited liability companies that own and operate solar renewable energy projects which are accounted for as equity method investments. Over the course of the investments, the Company will receive federal and state tax credits, tax-related benefits, and excess cash available for distribution, if any. The Company may be called to sell its interest in the limited partnerships through a call option once all investment tax credits have been recognized.
Affordable Housing
The Company has an equity investment in a limited liability company (“LIHTC”) that qualifies as an affordable housing project, managed by an unrelated general partner. The Company accounts for the investment under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. The Company also has equity interests in two limited liability companies that invest in the acquisition, rehabilitation, or new construction of local qualified housing projects which are accounted for as equity method investments.

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
Non-marketable and Other Equity Investments
The Company also has limited interests in several non-marketable funds, including Small Business Investment Company (“SBIC”) and venture capital funds, which are accounted for as equity security investments. After the initial commitment and over the course of the investment period, the Company will make capital contributions and receive profit and return of capital distributions as a result of fund performance until the funds wind down. While the partnership agreements allow the Company to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause. All investments are generally non-redeemable and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreement.
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
The Company’s maximum exposure to loss from unconsolidated VIEs includes the investment recorded on the Company’s Unaudited Condensed Consolidated Balance Sheets. For solar ITC investments, the balance sheet figures are net of any impairment recognized, and includes previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes the potential for loss from these investments is remote, the maximum exposure for solar tax credit investments was determined by assuming a scenario where related tax credits were recaptured.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a summary of the VIEs that the Company has not consolidated as of June 30, 2023 and December 31, 2022:

June 30, 2023	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$4,079	$19,203	$—	Other assets (1)
Affordable housing	15,964	15,964	7,721	Other assets & other liabilities (2)
Canapi Funds	35,751	35,751	20,525	Other assets & other liabilities
Non-marketable and other equity investments	8,986	8,986	2,769	Other assets & other liabilities

December 31, 2022	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$5,221	$24,295	$2,641	Other assets & other liabilities(3)
Affordable housing	7,255	7,255	—	Other assets
Canapi Funds	37,021	37,021	20,474	Other assets & other liabilities
Non-marketable and other equity investments	8,509	8,509	3,033	Other assets & other liabilities

(1)	Maximum exposure to loss represents $4.1 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $19.2 million.
(2)
Maximum exposure to loss represents $16.0 million of investments. As there are no tax credits allocated in the current year, there is no increase to the maximum exposure to loss related to recaptured tax credits on the $8.8 million LIHTC investment.

(3)	Maximum exposure to loss represents $5.2 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $24.3 million.

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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans and Leases
June 30, 2023
Commercial & Industrial
Small Business Banking	$1,800,842	$8,096	$28,490	$36,586	$1,837,428	$160,621	$1,998,049
Specialty Lending	1,253,649	—	1,865	1,865	1,255,514	23,100	1,278,614
Energy & Infrastructure	495,580	3,854	3,082	6,936	502,516	47,580	550,096
Paycheck Protection Program	8,068	—	—	—	8,068	—	8,068
Total	3,558,139	11,950	33,437	45,387	3,603,526	231,301	3,834,827
Construction & Development
Small Business Banking	479,107	—	—	—	479,107	—	479,107
Specialty Lending	108,210	—	—	—	108,210	—	108,210
Energy & Infrastructure	6,779	—	—	—	6,779	—	6,779
Total	594,096	—	—	—	594,096	—	594,096
Commercial Real Estate
Small Business Banking	2,199,359	9,789	22,227	32,016	2,231,375	148,696	2,380,071
Specialty Lending	353,604	12,232	—	12,232	365,836	2,153	367,989
Energy & Infrastructure	118,230	—	3,072	3,072	121,302	18,565	139,867
Total	2,671,193	22,021	25,299	47,320	2,718,513	169,414	2,887,927
Commercial Land
Small Business Banking	493,789	—	1,917	1,917	495,706	41,066	536,772
Total	493,789	—	1,917	1,917	495,706	41,066	536,772
Total	$7,317,217	$33,971	$60,653	$94,624	$7,411,841	$441,781	$7,853,622
Net deferred fees							(17,224)
Loans and Leases, Net							$7,836,398

Guaranteed Balance	$2,655,758	$11,414	$47,265	$58,679	$2,714,437	$74,225	$2,788,662
% Guaranteed	36.3%	33.6%	77.9%	62.0%	36.6%	16.8%	35.5%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans and Leases
December 31, 2022
Commercial & Industrial
Small Business Banking	$1,719,165	$21,589	$16,221	$37,810	$1,756,975	$182,348	$1,939,323
Specialty Lending	1,022,615	398	266	664	1,023,279	29,084	1,052,363
Energy & Infrastructure	420,447	—	3,082	3,082	423,529	50,094	473,623
Paycheck Protection Program	13,134	—	—	—	13,134	—	13,134
Total	3,175,361	21,987	19,569	41,556	3,216,917	261,526	3,478,443
Construction & Development
Small Business Banking	471,243	1,500	—	1,500	472,743	—	472,743
Specialty Lending	104,069	—	—	—	104,069	—	104,069
Energy & Infrastructure	13,753	—	—	—	13,753	—	13,753
Total	589,065	1,500	—	1,500	590,565	—	590,565
Commercial Real Estate
Small Business Banking	2,137,028	12,082	5,771	17,853	2,154,881	166,595	2,321,476
Specialty Lending	319,419	—	—	—	319,419	2,050	321,469
Energy & Infrastructure	136,706	—	3,072	3,072	139,778	22,123	161,901
Total	2,593,153	12,082	8,843	20,925	2,614,078	190,768	2,804,846
Commercial Land
Small Business Banking	429,014	1,663	1,917	3,580	432,594	42,164	474,758
Total	429,014	1,663	1,917	3,580	432,594	42,164	474,758
Total	$6,786,593	$37,232	$30,329	$67,561	$6,854,154	$494,458	$7,348,612
Net deferred fees							(4,434)
Loans and Leases, Net							$7,344,178

Guaranteed Balance	$2,657,770	$20,199	$26,026	$46,225	$2,703,995	$67,268	$2,771,263
% Guaranteed	39.2%	54.3%	85.8%	68.4%	39.5%	13.6%	37.7%
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

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total(1)
June 30, 2023
Small Business Banking
Risk Grades 1 - 4	$440,780	$1,453,858	$1,301,691	$734,205	$387,068	$341,376	$68,046	$4,361	$4,731,385
Risk Grade 5	1,573	41,286	27,317	39,763	36,410	50,466	15,666	1,055	213,536
Risk Grades 6 - 8	—	7,790	13,165	14,139	24,268	38,225	1,108	—	98,695
Total	442,353	1,502,934	1,342,173	788,107	447,746	430,067	84,820	5,416	5,043,616
Specialty Lending
Risk Grades 1 - 4	352,528	548,744	332,847	112,710	17,730	5,930	160,775	9,965	1,541,229
Risk Grade 5	—	43,148	45,208	16,882	12,439	4,042	23,930	7,500	153,149
Risk Grades 6 - 8	—	—	20,088	1,328	5,002	166	8,598	—	35,182
Total	352,528	591,892	398,143	130,920	35,171	10,138	193,303	17,465	1,729,560
Energy & Infrastructure
Risk Grades 1-4	113,399	176,727	152,760	39,360	50,716	28,752	12,822	—	574,536
Risk Grade 5	—	4,024	2,634	13,517	7,104	10,358	—	—	37,637
Risk Grades 6 - 8	—	—	6,436	3,572	—	8,416	—	—	18,424
Total	113,399	180,751	161,830	56,449	57,820	47,526	12,822	—	630,597
Paycheck Protection Program
Risk Grades 1 - 4	—	—	4,151	3,917	—	—	—	—	8,068
Total	—	—	4,151	3,917	—	—	—	—	8,068
Total	$908,280	$2,275,577	$1,906,297	$979,393	$540,737	$487,731	$290,945	$22,881	$7,411,841

Year-To-Date Gross Charge-offs
Small Business Banking	$—	$1,426	$621	$255	$586	$513	$50	$—	$3,451
Specialty Lending	—	—	4,315	514	—	—	888	—	5,717
Total	$—	$1,426	$4,936	$769	$586	$513	$938	$—	$9,168

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total(1)
December 31, 2022
Small Business Banking
Risk Grades 1 - 4	$1,427,182	$1,400,726	$795,647	$426,401	$217,893	$204,933	$65,455	$1,738	$4,539,975
Risk Grade 5	15,942	17,745	40,202	45,712	26,124	27,212	13,210	204	186,351
Risk Grades 6 - 8	1,806	4,277	17,845	23,470	14,094	27,215	1,638	522	90,867
Total	1,444,930	1,422,748	853,694	495,583	258,111	259,360	80,303	2,464	4,817,193
Specialty Lending
Risk Grades 1 - 4	635,079	355,785	144,545	25,849	6,574	788	153,062	31,504	1,353,186
Risk Grade 5	7,341	33,272	12,329	10,201	4,399	—	6,619	248	74,409
Risk Grades 6 - 8	—	11,433	416	5,577	166	—	1,343	237	19,172
Total	642,420	400,490	157,290	41,627	11,139	788	161,024	31,989	1,446,767
Energy & Infrastructure
Risk Grades 1 - 4	199,338	176,855	39,600	51,190	23,374	19,694	12,751	351	523,153
Risk Grade 5	4,024	4,409	500	6,976	4,706	5,142	—	—	25,757
Risk Grades 6 - 8	—	3,082	16,589	—	8,479	—	—	—	28,150
Total	203,362	184,346	56,689	58,166	36,559	24,836	12,751	351	577,060
Paycheck Protection Program
Risk Grades 1 - 4	—	7,421	5,713	—	—	—	—	—	13,134
Total	—	7,421	5,713	—	—	—	—	—	13,134
Total	$2,290,712	$2,015,005	$1,073,386	$595,376	$305,809	$284,984	$254,078	$34,804	$6,854,154

(1)	Excludes $441.8 million and $494.5 million of loans accounted for under the fair value option as of June 30, 2023 and December 31, 2022, respectively.
The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

June 30, 2023	Loan and Lease Balance(1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Risk Grades 1 - 4	$6,855,218	$2,487,302	$4,367,916	36.3%
Risk Grade 5	404,322	133,822	270,500	33.1
Risk Grades 6 - 8	152,301	93,313	58,988	61.3
Total	$7,411,841	$2,714,437	$4,697,404	36.6%

December 31, 2022	Loan and Lease Balance(1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Risk Grades 1 - 4	$6,429,448	$2,508,229	$3,921,219	39.0%
Risk Grade 5	286,517	115,573	170,944	40.3
Risk Grades 6 - 8	138,189	80,193	57,996	58.0
Total	$6,854,154	$2,703,995	$4,150,159	39.5%

(1)	Excludes $441.8 million and $494.5 million of loans accounted for under the fair value option as of June 30, 2023 and December 31, 2022, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans and Leases
As of June 30, 2023 and December 31, 2022 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three and six months ended June 30, 2023 and 2022. Accrued interest receivable on loans totaled $51.8 million and $46.5 million at June 30, 2023 and December 31, 2022, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Nonaccrual loans and leases held for investment as of June 30, 2023 and December 31, 2022 are as follows:

June 30, 2023	Loan and Lease Balance(1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$31,105	$27,185	$3,920	$407
Specialty Lending	15,824	4,619	11,205	—
Energy & Infrastructure	6,936	2,794	4,142	2,629
Total	53,865	34,598	19,267	3,036
Commercial Real Estate
Small Business Banking	35,410	23,529	11,881	5,651
Specialty Lending	12,232	—	12,232	—
Energy & Infrastructure	3,072	2,799	273	—
Total	50,714	26,328	24,386	5,651
Commercial Land
Small Business Banking	6,642	5,396	1,246	196
Total	6,642	5,396	1,246	196
Total	$111,221	$66,322	$44,899	$8,883

December 31, 2022	Loan and Lease Balance(1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$22,321	$19,302	$3,019	$407
Specialty Lending	3,647	384	3,263	—
Energy & Infrastructure	3,082	2,794	288	288
Total	29,050	22,480	6,570	695
Commercial Real Estate
Small Business Banking	34,520	23,830	10,690	3,611
Energy & Infrastructure	3,072	2,799	273	—
Total	37,592	26,629	10,963	3,611
Commercial Land
Small Business Banking	6,750	5,499	1,251	196
Total	6,750	5,499	1,251	196
Total	$73,392	$54,608	$18,784	$4,502
(1)Excludes nonaccrual loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
When a loan or lease is placed on nonaccrual status, any accrued interest is reversed from loan interest income. The following table summarizes the amount of accrued interest reversed during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial & Industrial	$963	$141	$1,342	$310
Commercial Real Estate	294	4	467	182
Commercial Land	—	—	—	105
Total	$1,257	$145	$1,809	$597
The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of June 30, 2023 and December 31, 2022:

	Total Collateral Dependent Loans			Unguaranteed Portion
June 30, 2023	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$5,549	$—	$—	$1,085	$—	$—	$490
Specialty Lending	—	7,964	—	—	7,964	—	5,858
Energy & Infrastructure	3,022	—	—	227	—	—	—
Total	8,571	7,964	—	1,312	7,964	—	6,348
Commercial Real Estate
Small Business Banking	16,963	—	—	8,093	—	—	420
Total	16,963	—	—	8,093	—	—	420
Commercial Land
Small Business Banking	4,917	—	—	999	—	—	16
Total	4,917	—	—	999	—	—	16
Total	$30,451	$7,964	$—	$10,404	$7,964	$—	$6,784

	Total Collateral Dependent Loans			Unguaranteed Portion
December 31, 2022	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$2,730	$—	$—	$414	$—	$—	$—
Specialty Lending	—	371	—	—	371	—	291
Energy & Infrastructure	16,378	—	—	13,583	—	—	—
Total	19,108	371	—	13,997	371	—	291
Commercial Real Estate
Small Business Banking	15,286	—	—	6,440	—	—	152
Total	15,286	—	—	6,440	—	—	152
Commercial Land
Small Business Banking	1,743	—	—	202	—	—	—
Total	1,743	—	—	202	—	—	—
Total	$36,137	$371	$—	$20,639	$371	$—	$443

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Allowance for Credit Losses - Loans and Leases
See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2022 Form 10-K for a description of the methodologies used to estimate the ACL.
The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
June 30, 2023
Beginning Balance	$72,058	$6,954	$25,062	$4,168	$108,242
Charge offs	(2,198)	—	(278)	—	(2,476)
Recoveries	558	—	764	—	1,322
Provision	8,989	(526)	4,360	205	13,028
Ending Balance	$79,407	$6,428	$29,908	$4,373	$120,116
June 30, 2022
Beginning Balance	$34,162	$4,102	$21,614	$3,180	$63,058
Charge offs	(1,812)	—	(433)	(318)	(2,563)
Recoveries	35	—	66	—	101
Provision	8,793	(598)	(3,407)	479	5,267
Ending Balance	$41,178	$3,504	$17,840	$3,341	$65,863

Six Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
June 30, 2023
Beginning Balance	$64,995	$5,101	$22,901	$3,569	$96,566
Adoption of ASU 2022-02	(25)	(166)	(83)	(402)	(676)
Charge offs	(8,476)	—	(692)	—	(9,168)
Recoveries	581	—	764	—	1,345
Provision	22,332	1,493	7,018	1,206	32,049
Ending Balance	$79,407	$6,428	$29,908	$4,373	$120,116
June 30, 2022
Beginning Balance	$37,770	$3,435	$19,068	$3,311	$63,584
Charge offs	(4,635)	—	(433)	(652)	(5,720)
Recoveries	180	—	716	—	896
Provision	7,863	69	(1,511)	682	7,103
Ending Balance	$41,178	$3,504	$17,840	$3,341	$65,863
During the three and six months ended June 30, 2023, the ACL increased as a result of continued loan growth, combined with portfolio trends and changes in the macroeconomic outlook. Additionally, during the first quarter of 2023, certain assumptions were refined, drawing more heavily on internal data, in the calculations of PD, LGD, and prepayment rates. These refinements increased the ACL by $1.5 million during the six months ended June 30, 2023. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period.
During the three and six month periods ended June 30, 2022, the ACL increased primarily as a result of the charge-offs that contributed to increased loss given default rates. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following tables summarize the amortized cost basis of loans that were modified during the periods presented.

Three Months Ended June 30, 2023	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension & Payment Delay	% of Total Class of Financing Receivable
Small Business Banking	$—	$—	$—	$361	0.01%
Specialty Lending	—	4,427	—	—	0.26
Total	$—	$4,427	$—	$361	0.27%

Six Months Ended June 30, 2023	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension & Payment Delay	% of Total Class of Financing Receivable
Small Business Banking	$—	$—	$3,436	$361	0.08%
Specialty Lending	—	244	—	4,183	0.26
Energy & Infrastructure	—	13,517	—	—	2.14
Total	$—	$13,761	$3,436	$4,544	2.48%

As of June 30, 2023, the Company had commitments to lend additional funds to these borrowers totaling $5.4 million.

The following table presents an aging analysis of loans that were modified on or after January 1, 2023, the date the Company adopted ASU 2022-02, through June 30, 2023.

	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$3,797	$—	$—	$—
Specialty Lending	4,427	—	—	—
Energy & Infrastructure	13,517	—	—	—
Total	$21,741	$—	$—	$—

The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the periods presented.

	Three Months Ended June 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	—%	161
Specialty Lending	—	72

	Six Months Ended June 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	1.45%	161
Specialty Lending	—	72
Energy & Infrastructure	—	12

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
There were no loans that were modified on or after January 1, 2023, the date the Company adopted ASU 2022-02, through June 30, 2023 that subsequently defaulted during the periods presented.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Concessions made to improve a loan’s performance have varying degrees of success. Two TDRs that were modified within the twelve months ended June 30, 2022 subsequently defaulted during the three months ended June 30, 2022. The two TDR defaults were Commercial & Industrial Small Business Banking loans. One of the defaults had previously been modified to extend amortization and had a recorded investment of $349 thousand at June 30, 2022. The second default had previously been modified for a payment deferral and had a recorded investment of $2.1 million at June 30, 2022. There was one TDR that was modified within the twelve months ended June 30, 2022 that subsequently defaulted during the six months ended June 30, 2022. The TDR had previously been modified for a payment default and had a recorded investment of $633 thousand at June 30, 2022.
Note 6. Leases
Lessor Equipment Leasing
The Company may purchase new equipment for the purpose of leasing such equipment to customers within its verticals. Equipment purchased to fulfill commitments to commercial renewable energy projects is rented out under operating leases while leases of equipment outside of the renewable energy vertical are generally direct financing leases. Accordingly, leased assets under operating leases are included in premises and equipment while leased assets under direct financing leases are included in loans and leases held for investment in the accompanying Unaudited Condensed Consolidated Balance Sheets.
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

	June 30, 2023	December 31, 2022
Gross direct finance lease payments receivable	$3,196	$4,284
Less – unearned interest	(336)	(479)
Net investment in direct financing leases	$2,860	$3,805
Future minimum lease payments under finance leases are as follows:

As of June 30, 2023	Amount
2023	$811
2024	1,288
2025	980
2026	117
Total	$3,196
Interest income of $66 thousand and $93 thousand was recognized in the three months ended June 30, 2023 and 2022, respectively. Interest income of $139 thousand and $208 thousand was recognized in the six months ended June 30, 2023 and 2022, respectively.
Operating Leases
The term of each operating lease is generally 10 to 15 years. The Company retains ownership of the equipment and associated tax benefits such as investment tax credits and accelerated depreciation. At the end of the lease term, the lessee has the option to renew the lease for two additional terms or purchase the equipment at the then-current fair market value.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
As of June 30, 2023 and December 31, 2022, the Company had a net investment of $109.4 million and $114.2 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $163.4 million as of June 30, 2023 and December 31, 2022 and accumulated depreciation was $54.0 million and $49.2 million as of June 30, 2023 and December 31, 2022, respectively. Depreciation expense recognized on these assets was $2.4 million for the three months ended June 30, 2023 and 2022. Depreciation expense recognized on these assets was $4.8 million for the six months ended June 30, 2023 and 2022.
Lease income of $2.4 million was recognized in the three months ended June 30, 2023 and 2022. Lease income of $4.8 million and $4.7 million was recognized in the six months ended June 30, 2023 and 2022, respectively.
A maturity analysis of future minimum lease payments to be received under non-cancelable operating leases is as follows:

As of June 30, 2023	Amount
2023	$3,918
2024	8,808
2025	8,935
2026	8,923
2027	8,690
Thereafter	13,562
Total	$52,836
Note 7. Servicing Assets
Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balance of loans serviced for others requiring recognition of a servicing asset was $2.38 billion and $2.67 billion at June 30, 2023 and December 31, 2022, respectively. The unpaid principal balance for all loans serviced for others was $3.81 billion and $3.48 billion at June 30, 2023 and December 31, 2022, respectively.
The following summarizes the activity pertaining to servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$29,357	$36,286	$26,323	$33,574
Additions, net	4,516	1,043	7,194	5,324
Fair value changes:
Due to changes in valuation inputs or assumptions	(501)	(5,436)	2,123	(4,048)
Decay due to increases in principal paydowns or runoff	(2,330)	(3,232)	(4,598)	(6,189)
Balance at end of period	$31,042	$28,661	$31,042	$28,661

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The fair value of servicing rights was determined using a weighted average discount rate of 17.3% on June 30, 2023 and 16.2% on June 30, 2022. The fair value of servicing rights was determined using a weighted average prepayment speed of 15.8% on June 30, 2023 and 15.9% on June 30, 2022, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.
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
Note 8. Borrowings
Total outstanding borrowings consisted of the following:

	June 30, 2023	December 31, 2022
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$28,317	$33,203
On December 30, 2022, the Company made an advance of $50.0 million on an overnight Fed Funds line of credit that is unsecured with a variable interest rate of 4.65%. The Company paid down the balance in full on January 3, 2023 and there is $100.0 million of available credit remaining at June 30, 2023.	—	50,000
Total borrowings	$28,317	$83,203
As of June 30, 2023 the Company’s unused borrowing capacity was $3.77 billion, remaining consistent with March 31, 2023. Unused borrowing capacity consists of access through the Federal Reserve Bank's discount window, available lines of credit with the Federal Home Loan Bank and other correspondent banks as well as access to a repurchase agreement. As of December 31, 2022 the Company's unused borrowing capacity was $3.55 billion based upon securities and loans identified as available for collateral and $4.88 billion based principally upon the stated available limits from sources mentioned above. New borrowing capacity added in the first quarter of 2023 was from the Bank Term Funding Program (“BTFP”). Under the BTFP, advances must be secured by pledging eligible securities owned by the Company on March 12, 2023. BTFP advances can be requested for a term of up to one year at a fixed market rate until the program ends March 11, 2024.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Recurring Fair Value
The table below provides a rollforward of the Level 3 equity warrant asset fair values.

	Three Months Ended June 30,		Six Months Ended June 30,
Equity Warrant Assets	2023	2022	2023	2022
Balance at beginning of period	$2,187	$2,328	$2,210	$1,672
New equity warrant assets	91	48	244	704
Changes in fair value, net	194	46	18	46
Settlements	(221)	—	(221)	—
Balance at end of period	$2,251	$2,422	$2,251	$2,422
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2023	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$30,496	$—	$30,496	$—
Mortgage-backed securities	1,099,137	—	1,099,137	—
Municipal bonds(1)	3,035	—	2,951	84
Other debt securities(2)	478	—	—	478
Loans held for investment	441,781	—	—	441,781
Servicing assets(3)	31,042	—	—	31,042
Mutual fund	1,652	—	1,652	—
Equity warrant assets	2,251	—	—	2,251
Total assets at fair value	$1,609,872	$—	$1,134,236	$475,636

December 31, 2022	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$15,668	$—	$15,668	$—
Mortgage-backed securities	995,574	—	995,574	—
Municipal bonds(1)	2,977	—	2,884	93
Other debt securities	500	—	500	—
Loans held for investment	494,458	—	—	494,458
Servicing assets(3)	26,323	—	—	26,323
Mutual fund	1,656	—	1,656	—
Equity warrant assets	2,210	—	—	2,210
Total assets at fair value	$1,539,366	$—	$1,016,282	$523,084

(1)
During the three and six months ended June 30, 2023, the Company recorded a level 3 fair value adjustment gain of $1 thousand and loss of $9 thousand, respectively. During the three and six months ended June 30, 2022, the Company recorded a level 3 fair value adjustment loss of $1 thousand and $3 thousand, respectively.

(2)
During the three and six months ended June 30, 2023, the Company recorded a level 3 fair value adjustment loss of $2 thousand and $22 thousand, respectively. During the three and six months ended June 30, 2022, the Company recorded a level 3 fair value adjustment loss of $10 thousand.

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
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at June 30, 2023 or December 31, 2022. The unpaid principal balance of unguaranteed exposure for nonaccruals was $10.7 million and $7.2 million at June 30, 2023 and December 31, 2022, respectively.
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$441,781	$462,827	$(21,046)	$53,716	$57,561	$(3,845)	$35,070	$37,099	$(2,030)
	$441,781	$462,827	$(21,046)	$53,716	$57,561	$(3,845)	$35,070	$37,099	$(2,030)

	December 31, 2022
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$494,458	$513,219	$(18,761)	$44,890	$46,993	$(2,103)	$24,663	$26,321	$(1,658)
	$494,458	$513,219	$(18,761)	$44,890	$46,993	$(2,103)	$24,663	$26,321	$(1,658)
The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended June 30,		Six Months Ended June 30,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2023	2022	2023	2022
Loans held for sale	$—	$(56)	$—	$(226)
Loans held for investment	1,728	(4,405)	(2,801)	(3,719)
	$1,728	$(4,461)	$(2,801)	$(3,945)

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Losses related to borrower-specific credit risk were $291 thousand and $3.5 million for the three and six months ended June 30, 2023, respectively, and $711 thousand and $2.8 million for the three and six months ended June 30, 2022, respectively.
The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Three Months Ended June 30,		Six Months Ended June 30,
Loans held for sale	2023	2022	2023	2022
Balance at beginning of period	$—	$25,056	$—	$25,310
Repurchases	—	—	—	65
Fair value changes	—	(56)	—	(226)
Settlements	—	(1,548)	—	(1,697)
Balance at end of period	$—	$23,452	$—	$23,452

	Three Months Ended June 30,		Six Months Ended June 30,
Loans held for investment	2023	2022	2023	2022
Balance at beginning of period	$466,950	$600,571	$494,458	$645,201
Repurchases	4,063	1,380	15,897	2,905
Fair value changes	1,728	(4,405)	(2,801)	(3,719)
Settlements	(30,960)	(66,902)	(65,773)	(113,743)
Balance at end of period	$441,781	$530,644	$441,781	$530,644
Non-Recurring Fair Value
The tables below present the recorded amount of assets measured at fair value on a non-recurring basis. The Company has no liabilities recorded at fair value on a non-recurring basis.

June 30, 2023	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$7,085	$—	$—	$7,085
Total assets at fair value	$7,085	$—	$—	$7,085

December 31, 2022	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$4,840	$—	$—	$4,840
Total assets at fair value	$4,840	$—	$—	$4,840
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets that are measured at fair value on a non-recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2022 Form 10-K.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Level 3 Analysis
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2023
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average(1)
Recurring fair value
Municipal bond	$84	Discounted expected cash flows	Discount rate	6.7%	N/A
			Prepayment speed	5.0%	N/A
Other debt security	$478	Discounted expected cash flows	Discount rate	7.1%	N/A
Loans held for investment	$441,781	Discounted expected cash flows	Loss rate	0.0% - 65.8%	2.1%
			Discount rate	6.3% - 10.2%	8.9%
			Prepayment speed	12.6%	12.6%
Equity warrant assets	$2,251	Black-Scholes option pricing model	Volatility	26.8% - 90.0%	36.3%
			Risk-free interest rate	3.7% - 3.9%	3.7%
			Marketability discount	20.0%	20.0%
			Remaining life	3 - 10 years	6.8 years
Non-recurring fair value
Collateral-dependent loans	$7,085	Discounted appraisals	Appraisal adjustments (2)	10.0% - 100.0%	37.7%

December 31, 2022
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average(1)
Recurring fair value
Municipal bond	$93	Discounted expected cash flows	Discount rate	6.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$494,458	Discounted expected cash flows	Loss rate	0.0% - 79.3%	1.9%
			Discount rate	7.5% - 11.2%	10.0%
			Prepayment speed	16.5%	16.5%
		Discounted appraisals	Appraisal adjustments	0.0% - 77.3%	28.6%
Equity warrant assets	$2,210	Black-Scholes option pricing model	Volatility	26.5% - 90.0%	34.2%
			Risk-free interest rate	3.9% - 4.0%	3.9%
			Marketability discount	20.0%	20.0%
			Remaining life	3 - 10 years	7.7 years
Non-recurring fair value
Collateral-dependent loans	$4,840	Discounted appraisals	Appraisal adjustments (2)	10.0% - 66.5%	34.2%
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
The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

June 30, 2023	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$808,131	$808,131	$—	$—	$808,131
Certificates of deposit with other banks	4,000	4,000	—	—	4,000
Loans held for sale	523,776	—	—	546,912	546,912
Loans and leases held for investment, net of allowance for credit losses on loans and leases	7,274,501	—	—	7,572,899	7,572,899
Financial liabilities
Deposits	9,879,111	—	9,625,941	—	9,625,941
Borrowings	28,317	—	—	27,684	27,684

December 31, 2022	Carrying Amount	Quoted Price In Active Markets for Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$280,239	$280,239	$—	$—	$280,239
Federal funds sold	136,397	136,397	—	—	136,397
Certificates of deposit with other banks	4,000	4,000	—	—	4,000
Loans held for sale	554,610	—	—	577,254	577,254
Loans and leases held for investment, net of allowance for credit losses on loans and leases	6,753,154	—	—	6,652,936	6,652,936
Financial liabilities
Deposits	8,884,928	—	8,532,615	—	8,532,615
Borrowings	83,203	—	—	82,258	82,258
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

	June 30, 2023	December 31, 2022
Commitments to extend credit	$3,120,016	$2,731,866
Standby letters of credit	24,474	26,454
Airplane purchase agreement commitments	18,000	24,000
Total unfunded off-balance-sheet credit risk	$3,162,490	$2,782,320
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
The allowance for off-balance-sheet credit exposures was $4.8 million and $1.5 million at June 30, 2023 and December 31, 2022, respectively.
The Company is in the early phase of constructing a new facility to accommodate expansion of its main campus. The total estimated cost to complete the construction program is approximately $33.6 million. At June 30, 2023, the Company has paid and was committed to approximately $7.0 million of the total estimated amount.
As of June 30, 2023 and December 31, 2022, the Company recorded unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $31.0 million and $26.1 million, respectively.
Concentrations of Credit Risk
The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $20.0 million, except for twenty-eight relationships that have a retained unguaranteed exposure of $932.0 million of which $578.3 million of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $52.8 million, of which no relationships exceed $20.0 million.
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

	Banking	Fintech	Other	Consolidated
As of and for the three months ended June 30, 2023
Interest income	$169,586	$8	$118	$169,712
Interest expense	85,103	—	307	85,410
Net interest income (loss)	84,483	8	(189)	84,302
Provision for loan and lease credit losses	13,028	—	—	13,028
Noninterest income	21,488	1,998	670	24,156
Noninterest expense	71,916	2,707	1,834	76,457
Income tax expense (benefit)	1,404	26	(1)	1,429
Net income (loss)	$19,623	$(727)	$(1,352)	$17,544
Total assets	$10,642,872	$124,459	$51,865	$10,819,196
As of and for the three months ended June 30, 2022
Interest income	$99,215	$36	$(4)	$99,247
Interest expense	18,850	—	463	19,313
Net interest income (loss)	80,365	36	(467)	79,934
Provision for loan and lease credit losses	5,267	—	—	5,267
Noninterest income	5,168	122,661	700	128,529
Noninterest expense	76,779	2,146	1,954	80,879
Income tax expense (benefit)	(268)	25,868	(322)	25,278
Net income (loss)	$3,755	$94,683	$(1,399)	$97,039
Total assets	$8,963,851	$158,930	$(1,884)	$9,120,897

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Banking	Fintech	Other	Consolidated
As of and for the six months ended June 30, 2023
Interest income	$320,855	$20	$253	$321,128
Interest expense	154,180	—	629	154,809
Net interest income (loss)	166,675	20	(376)	166,319
Provision for loan and lease credit losses	32,049	—	—	32,049
Noninterest income	38,485	4,037	1,213	43,735
Noninterest expense	146,399	4,963	4,057	155,419
Income tax expense (benefit)	4,701	182	(239)	4,644
Net income (loss)	$22,011	$(1,088)	$(2,981)	$17,942
Total assets	$10,642,872	$124,459	$51,865	$10,819,196
As of and for the six months ended June 30, 2022
Interest income	$191,961	$72	$(4)	$192,029
Interest expense	33,380	—	936	34,316
Net interest income (loss)	158,581	72	(940)	157,713
Provision for loan and lease credit losses	7,103	—	—	7,103
Noninterest income	37,103	122,898	1,196	161,197
Noninterest expense	138,178	4,314	4,101	146,593
Income tax expense (benefit)	8,808	25,722	(864)	33,666
Net income (loss)	$41,595	$92,934	$(2,981)	$131,548
Total assets	$8,963,851	$158,930	$(1,884)	$9,120,897

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the financial condition and results of operations of Live Oak Bancshares, Inc. (individually, “Bancshares” and collectively with its subsidiaries including Live Oak Banking Company, the “Company”). This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). Results of operations for the periods included in this quarterly report on Form 10-Q are not necessarily indicative of results to be obtained during any future period.
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
Nature of Operations
Bancshares is a financial holding company and a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of the state of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending and deposit related services to small businesses nationwide. A significant portion of the loans originated by the Bank are guaranteed by the SBA under the 7(a) Loan Program and the U.S. Department of Agriculture’s (“USDA”) Rural Energy for America Program (“REAP”), Water and Environmental Program (“WEP”), Business & Industry (“B&I”) and Community Facilities loan programs. These loans are to small businesses and professionals with what the Bank believes are lower risk characteristics. Industries, or “verticals,” on which the Bank focuses its lending efforts are carefully selected. The Bank also lends more broadly to select borrowers outside of those verticals.
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

Results of Operations
Performance Summary
Three months ended June 30, 2023 compared with three months ended June 30, 2022
For the three months ended June 30, 2023, the Company reported net income of $17.5 million, or $0.39 per diluted share, compared to net income of $97.0 million, or $2.16 per diluted share, for the second quarter of 2022.
The decrease in net income was largely due to the following items:
•Decrease in equity method investment income of $121.1 million, largely driven by the second quarter of 2022 gain of $120.5 million related to the Company's sale of its investment in Finxact, Inc. (“Finxact”); and
•Provision for loan and lease credit losses increased by $7.8 million to $13.0 million, compared to $5.3 million for the second quarter of 2022. The level of provision expense in the second quarter of 2023 was primarily the result of continued growth of the loan and lease portfolio combined with portfolio trends largely comprised of specific reserve increases in two impaired loans.
Key factors partially offsetting the decrease in net income for the second quarter of 2023 were:
•Increase in net interest income of $4.4 million, or 5.5%, predominately from increases in variable interest-earning assets following the first quarter of 2023 Federal Reserve rate increases combined with increased levels of cash, investments and the total loan and lease portfolio, partially mitigated by a decrease in the net interest margin arising from an increase in interest-bearing liabilities combined with average cost of funds outpacing the average yield on interest-earning assets;
•The net loss on loan servicing asset revaluation decreased $5.8 million, or 67.3%, to $2.8 million compared to a net loss of $8.7 million in the second quarter of 2022;
•Increased net gains on sales of loans of $5.2 million, or 91.9%, principally the result of a higher volume of loan sales in the second quarter of 2023;
•The net gain on loans accounted for under the fair value option of $1.7 million, improved by $6.2 million, from a net loss of $4.5 million in the second quarter of 2022;
•Decreased contributions and donations expense of $5.5 million, principally related to a special 2022 charitable donation of $5.0 million made in connection with the above discussed Finxact gain; and
•Decreased income tax expense of $23.8 million, or 94.3%, principally related to above discussed decrease in net income.
Six months ended June 30, 2023 compared with six months ended June 30, 2022
For the six months ended June 30, 2023, the Company reported net income of $17.9 million, or $0.40 per diluted share, compared to net income of $131.5 million, or $2.92 per diluted share, for the first half of 2022.
The decrease in net income was largely due to the following items:
•Decrease in equity method investment income of $121.9 million, principally a product of the above discussed Finxact gain of $120.5 million in the second quarter of 2022;
•Provision for loan and lease credit losses increased by $24.9 million, to $32.0 million, compared to $7.1 million for the first half of 2022. The level of provision expense in the first half of 2023 was primarily the result of continued growth of the loan and lease portfolio combined with portfolio trends and changes in the macroeconomic outlook;

•Decreased net gains on sales of loans of $5.6 million, or 21.2%, principally the result of comparatively negative market premiums in the first half of 2023; and
•Increased FDIC insurance expense of $4.3 million, or 104.6%, largely a product of rate increases effective in 2023 combined with the ongoing growth of Live Oak Banking Company.
Key factors partially offsetting the decrease in net income for the first half of 2023 were:
•Increase in net interest income of $8.6 million, or 5.5%, principally the result of the above discussed drivers of the quarter over quarter increase;
•A net loss on loan servicing asset revaluation of $2.5 million compared to a net loss of $10.2 million in the first half of 2022, resulting in a positive change of $7.8 million, or 75.8%;
•Decreased contributions and donations expense of $6.2 million, principally related to a special 2022 charitable donation of $5.0 million discussed above related to the 2022 Finxact gain; and
•Decreased income tax expense of $29.0 million, or 86.2%, principally related to above discussed decrease in net income.
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
Three months ended June 30, 2023 compared with three months ended June 30, 2022
For the three months ended June 30, 2023, net interest income increased $4.4 million, or 5.5%, to $84.3 million compared to $79.9 million for the three months ended June 30, 2022. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities offset by an increase in average cost of funds which exceeded the increase in average yield on interest-earning assets. Excluding PPP loan impacts, comprised of amortization of net deferred fees combined with a 1% annualized interest rate less the related interest expense from funding activity, net interest income increased by $5.5 million. Average interest-earning assets increased by $2.03 billion, or 24.6%, to $10.27 billion for the second quarter of 2023, compared to $8.25 billion for the second quarter of 2022, while the yield on average interest-earning assets increased one hundred-eighty basis points to 6.63%. The cost of funds on interest-bearing liabilities for the second quarter of 2023 increased two hundred-sixty basis points to 3.59%, and the average balance of interest-bearing liabilities increased by $1.69 billion, or 21.6%, over the second quarter of 2022.
The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth as well as maintenance of the Company's target liquidity profile. This increase was muted by a $95.0 million reduction in average borrowings largely related to Paycheck Protection Program Liquidity Facility, or PPPLF, repayments in 2022. As indicated in the rate/volume table below, the overall increase discussed above is reflected in increased interest income of $70.5 million outpacing growth in interest expense of $66.1 million for the second quarter of 2023 compared to the second quarter of 2022. The net interest margin decreased from 3.89% for the second quarter of 2022 to 3.29% for the second quarter of 2023.

Six months ended June 30, 2023 compared with six months ended June 30, 2022
For the six months ended June 30, 2023, net interest income increased $8.6 million, or 5.5%, to $166.3 million compared to $157.7 million for the six months ended June 30, 2022. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities offset by an increase in average cost of funds which exceeded the increase in average yield on interest-earning assets. Excluding PPP loan impacts, comprised of amortization of net deferred fees combined with a 1% annualized interest rate less the related interest expense from funding activity, net interest income increased by $13.8 million. Average interest-earning assets increased by $1.94 billion, or 24.1%, to $9.99 billion for the first half of 2023, compared to $8.05 billion for the first half of 2022, while the yield on average interest-earning assets increased one hundred-sixty-seven basis points to 6.48%. The cost of funds on interest-bearing liabilities for the first half of 2023 increased two hundred-forty-six basis points to 3.36%, and the average balance of interest-bearing liabilities increased by $1.61 billion, or 21.0%, over the first half of 2022.
The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth as well as maintenance of the Company's target liquidity profile. This increase was muted by a $99.4 million reduction in average borrowings largely related to Paycheck Protection Program Liquidity Facility, or PPPLF, repayments in 2022. As indicated in the rate/volume table below, the overall increase discussed above is reflected in increased interest income of $129.1 million outpacing growth in interest expense of $120.5 million for the first half of 2023 compared to the first half of 2022. The net interest margin decreased from 3.95% for the first half of 2022 to 3.36% for the first half of 2023.
During the first half of 2023, the Federal Reserve increased the federal funds upper target rate by 75 basis points. Subsequently, on July 26, 2023 the Federal Reserve further increased the federal funds upper target rate by 25 basis points, to 5.50%. In June 2023, the Federal Reserve released its most current federal funds target rate midpoint projections which implied an increase of the median Federal Funds rate to 5.6% by the end of 2023 and a decrease of approximately 100 basis points to 4.6% by the end of 2024. There can be no assurance that any further increases in the Federal Funds rate will occur, and if they do, the amount and timing of actual increases are subject to change. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information about the Company’s sensitivity to interest rates.

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

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$731,427	$8,847	4.85%	$328,014	$848	1.04%
Federal funds sold	—	—	—	78,216	196	1.01
Investment securities	1,252,320	8,503	2.72	915,106	4,046	1.77
Loans held for sale	516,378	12,153	9.44	1,119,094	15,969	5.72
Loans and leases held for investment(1)	7,773,816	140,209	7.23	5,805,907	78,188	5.40
Total interest-earning assets	10,273,941	169,712	6.63	8,246,337	99,247	4.83
Less: Allowance for credit losses on loans and leases	(108,552)			(62,566)
Noninterest-earning assets	499,661			644,495
Total assets	$10,665,050			$8,828,266
Interest-bearing liabilities:
Interest-bearing checking	$300,046	$3,968	5.30%	$—	$—	—%
Savings	4,277,850	41,930	3.93	3,894,177	7,538	0.78
Money market accounts	121,382	184	0.61	93,072	56	0.24
Certificates of deposit	4,792,289	38,921	3.26	3,714,882	11,183	1.21
Total deposits	9,491,567	85,003	3.59	7,702,131	18,777	0.98
Borrowings	37,997	407	4.30	132,969	536	1.62
Total interest-bearing liabilities	9,529,564	85,410	3.59	7,835,100	19,313	0.99
Noninterest-bearing deposits	205,741			96,123
Noninterest-bearing liabilities	80,427			55,725
Shareholders' equity	849,318			841,318
Total liabilities and shareholders' equity	$10,665,050			$8,828,266
Net interest income and interest rate spread		$84,302	3.04%		$79,934	3.84%
Net interest margin			3.29%			3.89%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.81%			105.25%
(1)Average loan and lease balances include non-accruing loans and leases.

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$530,205	$12,040	4.58%	$276,114	$1,027	0.75%
Federal funds sold	69,629	1,624	4.70	43,897	202	0.93
Investment securities	1,220,028	16,050	2.65	905,403	7,445	1.66
Loans held for sale	538,385	24,139	9.04	1,117,360	31,152	5.62
Loans and leases held for investment(1)	7,636,343	267,275	7.06	5,708,084	152,203	5.38
Total interest-earning assets	9,994,590	321,128	6.48	8,050,858	192,029	4.81
Less: Allowance for credit losses on loans and leases	(101,457)			(62,649)
Noninterest-earning assets	496,925			616,486
Total assets	$10,390,058			$8,604,695
Interest-bearing liabilities:
Interest-bearing checking	$161,626	$4,239	5.29%	$—	$—	—%
Savings	4,242,763	78,181	3.72	3,750,838	12,378	0.67
Money market accounts	117,753	321	0.55	92,272	110	0.24
Certificates of deposit	4,664,536	69,857	3.02	3,633,547	20,637	1.15
Total deposits	9,186,678	152,598	3.35	7,476,657	33,125	0.89
Borrowings	97,920	2,211	4.55	197,369	1,191	1.22
Total interest-bearing liabilities	9,284,598	154,809	3.36	7,674,026	34,316	0.90
Noninterest-bearing deposits	191,489			91,373
Noninterest-bearing liabilities	72,467			53,841
Shareholders' equity	841,504			785,455
Total liabilities and shareholders' equity	$10,390,058			$8,604,695
Net interest income and interest rate spread		$166,319	3.12%		$157,713	3.91%
Net interest margin			3.36%			3.95%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.65%			104.91%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 vs. 2022			2023 vs. 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$5,038	$2,961	$7,999	$7,655	$3,358	$11,013
Federal funds sold	—	(196)	(196)	1,063	359	1,422
Investment securities	2,567	1,890	4,457	5,242	3,363	8,605
Loans held for sale	7,577	(11,393)	(3,816)	14,037	(21,050)	(7,013)
Loans and leases held for investment	31,023	30,998	62,021	55,619	59,453	115,072
Total interest income	46,205	24,260	70,465	83,616	45,483	129,099
Interest expense:
Interest-bearing checking	—	3,968	3,968	—	4,239	4,239
Savings	32,140	2,252	34,392	60,459	5,344	65,803
Money market accounts	98	30	128	161	50	211
Certificates of deposit	21,741	5,997	27,738	38,572	10,648	49,220
Borrowings	571	(700)	(129)	2,443	(1,423)	1,020
Total interest expense	54,550	11,547	66,097	101,635	18,858	120,493
Net interest income	$(8,345)	$12,713	$4,368	$(18,019)	$26,625	$8,606
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
For the second quarter of 2023, there was a provision for loan and lease credit losses of $13.0 million compared to $5.3 million for the same period in 2022, an increase of $7.8 million. For the first six months of 2023, there was a provision for loan and lease credit losses of $32.0 million compared to $7.1 million for the same period in 2022, an increase of $24.9 million. The increase in provision expense as compared to the second quarter of 2022 and first six months of 2022 was primarily the result of loan growth, combined with portfolio trends and changes in the macroeconomic outlook.
Loans and leases held for investment at historical cost were $7.39 billion as of June 30, 2023, increasing by $2.07 billion, or 38.7%, compared to June 30, 2022.

Net charge-offs for loans and leases carried at historical cost were $1.2 million, or 0.06% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended June 30, 2023, compared to net charge-offs of $2.5 million, or 0.19%, for the three months ended June 30, 2022. For the six months ended June 30, 2023, net charge-offs totaled $7.8 million compared to $4.8 million for the six months ended June 30, 2022, an increase of $3.0 million, or 62.2%. The increase in net charge-offs for the first half of 2023 was primarily isolated to two relationships. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.
In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $8.6 million and $3.6 million accounted for under the fair value option at June 30, 2023 and 2022, respectively, totaled $44.9 million, which was 0.61% of the held for investment loan and lease portfolio carried at historical cost at June 30, 2023, compared to $12.0 million, or 0.22% of loans and leases held for investment carried at historical cost at June 30, 2022. The increase in total nonperforming loans and leases not guaranteed and carried at historical cost was principally isolated to two large relationships.
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
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2023/2022 Increase (Decrease)
	2023	2022	Amount	Percent
Noninterest income
Loan servicing revenue	$6,687	$6,477	$210	3.2%
Loan servicing asset revaluation	(2,831)	(8,668)	5,837	67.3
Net gains on sales of loans	10,804	5,630	5,174	91.9
Net gain (loss) on loans accounted for under the fair value option	1,728	(4,461)	6,189	138.7
Equity method investments (loss) income	(2,055)	119,056	(121,111)	(101.7)
Equity security investments gains (losses), net	121	1,655	(1,534)	(92.7)
Lease income	2,535	2,510	25	1.0
Management fee income	3,266	2,558	708	27.7
Other noninterest income	3,901	3,772	129	3.4
Total noninterest income	$24,156	$128,529	$(104,373)	(81.2)%

	Six Months Ended June 30,		2023/2022 Increase (Decrease)
	2023	2022	Amount	Percent
Noninterest income
Loan servicing revenue	$13,067	$12,833	$234	1.8%
Loan servicing asset revaluation	(2,475)	(10,237)	7,762	75.8
Net gains on sales of loans	20,979	26,607	(5,628)	(21.2)
Net gain (loss) on loans accounted for under the fair value option	(2,801)	(3,945)	1,144	29.0
Equity method investments (loss) income	(5,007)	116,932	(121,939)	(104.3)
Equity security investments gains (losses), net	198	1,611	(1,413)	(87.7)
Lease income	5,070	5,013	57	1.1
Management fee income	6,738	4,046	2,692	66.5
Other noninterest income	7,966	8,337	(371)	(4.5)
Total noninterest income	$43,735	$161,197	$(117,462)	(72.9)%
For the three months ended June 30, 2023, noninterest income decreased by $104.4 million, or 81.2%, compared to the three months ended June 30, 2022. The decrease over the prior year is primarily a result of the $120.5 million Finxact gain included in equity method investment income in the second quarter of 2022. Partially offsetting the decrease over the second quarter of 2022 was lower losses of $5.8 million related to the servicing asset revaluation, an increase in net gains on sales of loans of $5.2 million, combined with an incremental $6.2 million net gain on loans accounted for under the fair value option.
For the six months ended June 30, 2023, noninterest income decreased by $117.5 million, or 72.9%, compared to the six months ended June 30, 2022. The decrease over the prior year is primarily a result of the above mentioned Finxact gain in the second quarter of 2022 combined with a decrease in net gains on sales of loans of $5.6 million. Partially offsetting the decrease over the prior year to date period was lower losses of $7.8 million related to the servicing asset revaluation combined with a $2.7 million increase in management fee income generated by Canapi Advisors. Canapi Advisors is included in the Company's Fintech segment.
The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended June 30,		Three months ended March 31,
	2023	2022	2023	2022
Amount of loans and leases originated	$861,033	$959,635	$1,030,882	$865,063
Guaranteed portions of loans sold	245,074	68,818	167,826	219,703
Outstanding balance of guaranteed loans sold (1)	2,808,200	2,681,079	2,695,757	2,786,403

	Six Months Ended June 30,		For years ended December 31,
	2023	2022	2022	2021	2020	2019
Amount of loans and leases originated	$1,891,915	$1,824,698	$4,007,621	$4,480,725	$4,450,198	$2,001,886
Guaranteed portions of loans sold	412,900	288,521	580,889	668,462	542,596	340,374
Outstanding balance of guaranteed loans sold (1)	2,808,200	2,681,079	2,668,110	2,756,915	2,819,625	2,746,480
(1)This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Asset Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses, with the prepayment speed being one of the most sensitive assumptions. For the three months ended June 30, 2023, there was a net loss on loan servicing asset revaluation of $2.8 million, compared to a net loss of $8.7 million for the three months ended June 30, 2022, resulting in a positive comparative quarter change of $5.8 million, or 67.3%. For the six months ended June 30, 2023, there was a net loss on loan servicing asset revaluation of $2.5 million compared to $10.2 million for the six months ended June 30, 2022, resulting in a positive change of $7.8 million, or 75.8%. The increase in the valuation of the servicing asset compared to the second quarter and first half of 2022 was principally the result of negative market trends in 2022 outpacing those experienced in 2023.
Net Gains on Sales of Loans: For the three months ended June 30, 2023, net gains on sales of loans increased $5.2 million, or 91.9%, compared to the three months ended June 30, 2022. The volume of guaranteed loans sold increased $176.3 million, or 256.1%, for the three months ended June 30, 2023 to $245.1 million from $68.8 million in the three months ended June 30, 2022. For the six months ended June 30, 2023, net gains on sales of loans decreased $5.6 million, or 21.2%, compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, the volume of guaranteed loans sold increased $124.4 million, or 43.1%, to $412.9 million from $288.5 million for the six months ended June 30, 2022. The average net gain on loan sale premium decreased from 108% to 105% in the second quarters of 2022 and 2023, respectively, and decreased from 109% to 106% in the first halves of 2022 and 2023, respectively. The increase in net gains on sales of loans over the second quarter of 2022 was principally the result of higher loan sale volume while the decrease over the first half of 2022 was principally related to the effect of weaker premiums outpacing heightened levels of sales volume.
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option: For the three months ended June 30, 2023, the Company had a net gain on loans accounted for under the fair value option of $1.7 million compared to a net loss of $4.5 million for the second quarter of 2022, a positive change of $6.2 million, or 138.7%. For the six months ended June 30, 2023, the Company had a net loss on loans accounted for under the fair value option of $2.8 million compared to a net loss of $3.9 million for the same period of 2022, a positive change of $1.1 million, or 29.0%. The carrying amount of loans accounted for under the fair value option at June 30, 2023 and 2022 was $441.8 million (all classified as held for investment) and $554.1 million ($23.5 million classified as held for sale and $530.6 million classified as held for investment), respectively, a decrease of $112.3 million, or 20.3%. The incremental net gain on loans accounted for under the fair value option compared to both prior periods was largely the result of moderating interest rate impacts in 2023 combined with a continued decline in the size of the underlying principal balance of the portfolio.

Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2023/2022 Increase (Decrease)
	2023	2022	Amount	Percent
Noninterest expense
Salaries and employee benefits	$43,066	$46,276	$(3,210)	(6.9)%
Non-employee expenses:
Travel expense	2,770	2,358	412	17.5
Professional services expense	1,996	3,988	(1,992)	(49.9)
Advertising and marketing expense	3,009	2,301	708	30.8
Occupancy expense	2,205	2,773	(568)	(20.5)
Technology expense	8,005	5,762	2,243	38.9
Equipment expense	4,023	3,784	239	6.3
Other loan origination and maintenance expense	3,442	3,022	420	13.9
Renewable energy tax credit investment impairment	—	50	(50)	(100.0)
FDIC insurance	5,061	2,164	2,897	133.9
Contributions and donations	—	5,515	(5,515)	(100.0)
Other expense	2,880	2,886	(6)	(0.2)
Total non-employee expenses	33,391	34,603	(1,212)	(3.5)
Total noninterest expense	$76,457	$80,879	$(4,422)	(5.5)%

	Six Months Ended June 30,		2023/2022 Increase (Decrease)
	2023	2022	Amount	Percent
Noninterest expense
Salaries and employee benefits	$87,831	$84,783	$3,048	3.6%
Non-employee expenses:
Travel expense	5,181	4,255	926	21.8
Professional services expense	2,923	6,779	(3,856)	(56.9)
Advertising and marketing expense	6,612	4,030	2,582	64.1
Occupancy expense	4,130	5,100	(970)	(19.0)
Technology expense	15,734	11,815	3,919	33.2
Equipment expense	7,841	7,600	241	3.2
Other loan origination and maintenance expense	7,369	6,135	1,234	20.1
Renewable energy tax credit investment impairment	69	50	19	38.0
FDIC insurance	8,464	4,136	4,328	104.6
Contributions and donations	—	6,238	(6,238)	(100.0)
Other expense	9,265	5,672	3,593	63.3
Total non-employee expenses	67,588	61,810	5,778	9.3
Total noninterest expense	$155,419	$146,593	$8,826	6.0%

Total noninterest expense for the three and six months ended June 30, 2023, decreased $4.4 million, or 5.5%, and increased $8.8 million, or 6.0%, respectively, compared to the same periods in 2022. The changes in noninterest expense for the comparable three and six month period was largely driven by various components, as discussed below.
Salaries and employee benefits: Total personnel expense for the three and six months ended June 30, 2023 decreased by $3.2 million, or 6.9%, and increased $3.0 million, or 3.6%, respectively, compared to the same periods in 2022. The decrease in salaries and employee benefits over the second quarter of 2022 was largely the product of lower levels in bonus accruals while the increase over the first half of 2022 is principally related to continued investment in human resources to support strategic and growth initiatives. Total full-time equivalent employees increased from 891 at June 30, 2022, to 984 at June 30, 2023. Salaries and employee benefits expense included $6.3 million and $12.5 million of stock-based compensation for the three and six months ended June 30, 2023, respectively, compared to $5.1 million and $10.0 million for the three and six months ended June, 30, 2022, respectively. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Professional services expense: For the three and six months ended June 30, 2023, professional services expense decreased $2.0 million, or 49.9%, and $3.9 million, or 56.9%, respectively, compared to the same periods in 2022. The decrease compared to the prior periods was due to lower levels of legal fees combined with an insurance recovery of $1.3 million in the first quarter of 2023 related to previously expensed legal fees.
Advertising and marketing expense: For the six months ended June 30, 2023, advertising and marketing expense increased $2.6 million, or 64.1%, compared to the same period in 2022. The increase over the first half of 2022 was largely driven by continued investment in the Company’s lending and deposit market growth.
Technology expense: For the three and six months ended June 30, 2023, technology expense increased $2.2 million, or 38.9%, and $3.9 million, or 33.2%, respectively, compared to the same periods in 2022. This increase was primarily related to enhanced investments in the Company’s technology resources.
FDIC insurance: For the three and six months ended June 30, 2023, FDIC insurance increased $2.9 million, or 133.9%, and $4.3 million, or 104.6%, respectively, compared to the same periods in 2022. This increase is largely the result of rate increases effective in 2023 combined with the ongoing growth of Live Oak Banking Company.
Contributions and donations: For the three and six months ended June 30, 2023, contributions and donations decreased $5.5 million, and $6.2 million, respectively, compared to the same periods in 2022. The decrease is principally related to a special charitable donation during the second quarter of 2022 of $5.0 million made in connection with the earlier discussed Finxact gain.
Other expense: For the six months ended June 30, 2023, other expense increased $3.6 million, or 63.3%, compared to the same period in 2022, largely related to $2.9 million in increased levels of reserves on unfunded commitments. This increase in the reserve for unfunded commitments was largely a result of refinements to the estimation assumptions in the first quarter of 2023.
Income Tax Expense
For the three months ended June 30, 2023, income tax expense was $1.4 million compared to $25.3 million for the second quarter of 2022, and the Company’s effective tax rates were 7.5% and 20.7%, respectively. For the six months ended June 30, 2023, income tax expense was $4.6 million compared to $33.7 million for the first half of 2022, and the Company’s effective tax rates were 20.6% and 20.4%, respectively. The lower level of income tax expense for the second quarter and the first half of 2023 as compared to the same periods in 2022 was principally the result of decreased pretax income combined with increased tax credits.

Results of Segment Operations
The Company’s operations are managed along two primary operating segments Banking and Fintech. A description of each segment and the methodologies used to measure financial performance is described in Note 11. Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Banking	$19,623	$3,755	$22,011	$41,595
Fintech	(727)	94,683	(1,088)	92,934
Other	(1,352)	(1,399)	(2,981)	(2,981)
Consolidated net income	$17,544	$97,039	$17,942	$131,548
Banking
For the three and six months ended June 30, 2023, net income increased $15.9 million and decreased $19.6 million, respectively, compared to the same periods of 2022. Key factors influencing these changes are discussed below.
For the three and six months ended June 30, 2023, net interest income increased $4.1 million, or 5.1%, and $8.1 million, or 5.1%, respectively, compared to the same periods of 2022. See above section captioned “Net Interest Income and Margin” as it is principally related to the Banking segment.
The provision for loan and lease credit losses for the three and six months ended June 30, 2023, increased $7.8 million and $24.9 million, respectively, compared to the same periods of 2022. See the analysis of provision for loan and lease credit losses included in the above section captioned “Provision for Loan and Lease Credit Losses” as it is entirely related to the Banking segment.
For the three and six months ended June 30, 2023, noninterest income increased $16.3 million and $1.4 million, respectively, compared to the same periods of 2022. The increase for the three month comparative period was principally driven by lower losses related to the loan servicing asset revaluation, increased net gains on sales of loans and an incremental gain on loans accounted for under the fair value option. See the analysis of these categories of noninterest income included in the above section captioned “Noninterest Income” for additional discussion.
For the three and six months ended June 30, 2023, noninterest expense decreased $4.9 million, or 6.3%, and increased $8.2 million, or 5.9%, respectively, compared to same periods of 2022. See the analysis of these categories of noninterest expense included in the above section captioned “Noninterest Expense” for additional discussion.
For the three and six months ended June 30, 2023, income tax expense increased $1.7 million and decreased $4.1 million, respectively, compared to the same periods of 2022. The decrease compared to the six months ended June 30, 2022 is principally due to lower levels of pretax income.
Fintech
For the three and six months ended June 30, 2023, net income decreased by $95.4 million and $94.0 million, respectively, compared to same periods of 2022. The primary factor influencing this decrease compared to both prior periods is the $120.5 million Finxact gain included in equity method investment income in the second quarter of 2022. Partially offsetting the decrease over the first half of 2022 was a $2.7 million increase in management fee income earned by Canapi Advisors combined with lower levels of income tax expense as a result decreased pretax income in 2023.

Discussion and Analysis of Financial Condition
June 30, 2023 vs. December 31, 2022
Total assets at June 30, 2023 were $10.82 billion, an increase of $963.7 million, or 9.8%, compared to total assets of $9.86 billion at December 31, 2022. The growth in total assets was principally driven by the following:
•Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, combined with investment securities available-for-sale was $1.94 billion at June 30, 2023, an increase of $509.9 million, or 35.6%, compared to $1.43 billion at December 31, 2022. This increase reflects growing deposit levels combined with strategic maintenance of the Company's liquidity profile.
•Growth in total loans and leases held for investment and held for sale of $461.4 million resulting from strong origination activity in the first six months of 2023 and holding loans available for sale for longer periods of time before sale, as discussed more fully below. Total originations during the first half of 2023 were $1.89 billion.
Loans held for sale decreased $30.8 million, or 5.6%, during the first six months of 2023, from $554.6 million at December 31, 2022, to $523.8 million at June 30, 2023. The decrease in loans held for sale was principally due to the impact of market conditions in a rising rate environment which has influenced management's intent to hold a greater portion of loans as held for investment combined with higher levels of loan sales in the first half of 2023.
Loans and leases held for investment increased $492.2 million, or 6.7%, during the first six months of 2023, from $7.34 billion at December 31, 2022, to $7.84 billion at June 30, 2023. The increase was primarily the result of the above-mentioned loan originations in 2023 combined with increased levels of loans retained as held for investment.
Total deposits were $9.88 billion at June 30, 2023, an increase of $994.2 million, or 11.2%, from $8.88 billion at December 31, 2022. The increase in total deposits from the prior period was to support growth in the loan and lease portfolio combined with strong deposit inflows. At June 30, 2023, the Bank’s total uninsured deposits were approximately $1.4 billion, or 14.3%, of total deposits.
Borrowings decreased to $28.3 million at June 30, 2023, from $83.2 million at December 31, 2022. This decrease was principally due to paying off the Company’s Fed Funds line of credit in the first quarter of 2023. See Note 8. Borrowings in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of current sources of available debt capacity.
Regulatory Impact of Asset Growth
General. In the first quarter of 2023, the Company and the Bank each first exceeded $10 billion in total assets. As of June 30, 2023, the Company and the Bank each had total assets of $10.82 billion and $10.72 billion, respectively. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations impose various additional requirements on bank holding companies and banks with $10 billion or more in total consolidated assets. As a general matter, the Company and the Bank are not immediately subject to these additional requirements when they exceed $10 billion in assets; instead, the Company and the Bank will be subject to these various requirements over various dates, as described below.
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
Nonperforming assets, excluding loans measured at fair value, at June 30, 2023 were $111.2 million, which represented a $37.8 million, or 51.5%, increase from December 31, 2022. These nonperforming assets at June 30, 2023 were all nonaccrual loans and leases. At June 30, 2023, there were no foreclosed assets. Of the $111.2 million of nonperforming assets, $66.3 million carried a government guarantee, leaving an unguaranteed exposure of $44.9 million in total nonperforming assets at June 30, 2023. This represents an increase of $26.1 million, or 139.0%, from an unguaranteed exposure of $18.8 million at December 31, 2022.

The following table provides information with respect to nonperforming assets, excluding loans measured at fair value, at the dates indicated.

	June 30, 2023 (1)	December 31, 2022 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$111,221	$73,392
Foreclosed assets	—	—
Total nonperforming assets	$111,221	$73,392
Allowance for credit losses on loans and leases	$120,116	$96,566
Total nonperforming loans and leases to total loans and leases held for investment	1.50%	1.07%
Total nonperforming loans and leases to total assets	1.07%	0.78%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.62%	1.41%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	108.00%	131.58%
(1)Excludes loans measured at fair value.

	June 30, 2023 (1)	December 31, 2022 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S government (all on nonaccrual)	$66,322	$54,608
Foreclosed assets guaranteed by the U.S. government	—	—
Total nonperforming assets guaranteed by the U.S. government	$66,322	$54,608
Allowance for credit losses on loans and leases	$120,116	$96,566
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.61%	0.27%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.43%	0.20%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S. government	267.52%	514.09%
(1)Excludes loans measured at fair value.
Total nonperforming assets, including loans measured at fair value, at June 30, 2023 were $168.8 million, which represented a $48.4 million, or 40.2%, increase from December 31, 2022. Of the $168.8 million of nonperforming assets, $113.2 million carried a government guarantee, leaving an unguaranteed exposure of $55.6 million in total nonperforming assets at June 30, 2023. This represents an increase of $29.5 million, or 113.4%, from an unguaranteed exposure of $26.0 million at December 31, 2022.
See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.
As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 12.8% at June 30, 2023, compared to 9.0% at December 31, 2022. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at both June 30, 2023 and December 31, 2022 were 5.2% and 2.3%, respectively.

As of June 30, 2023, and December 31, 2022, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $556.6 million and $424.7 million, respectively. The following is a discussion of these loans and leases. Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases. For a complete description of the risk grading system, see Note 3. Loans and Leases Held for Investment and Credit Quality in the Company’s 2022 Form 10-K. At June 30, 2023, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $227.1 million and total portfolio unguaranteed exposure risk was $329.5 million, or 7.0% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2022 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $195.8 million and total portfolio unguaranteed exposure risk was $228.9 million, or 5.5% of total held for investment unguaranteed exposure carried at historical cost. As of June 30, 2023, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Wine and Craft Beverage at 12.3%, Senior Housing at 12.2%, Sponsor Finance at 12.1% (principally related to Search Fund Lending), General Lending at 10.1%, Healthcare at 5.0%, Senior Care at 4.7%, Fitness Centers at 4.6%, Hotels at 4.6%, Venture Banking at 4.4% and Agriculture at 4.0%. As of December 31, 2022, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases: Wine and Craft Beverage at 11.5%, General Lending at 10.3%, Senior Housing at 10.2%, Sponsor Finance at 7.8%, Healthcare at 6.4%, Hotels at 5.9%, Fitness Centers at 5.1%, Agriculture at 4.5% and Senior Care at 4.0%. Of the above listed verticals, Senior Housing, Sponsor Finance and Venture Banking are within the Company’s Specialty Lending division while Hotels are within the Energy & Infrastructure division, the remainder of the above listed verticals are within the Small Business Banking division. The majority of the $131.9 million increase in potential problem and classified loans and leases in the first six months of 2023 was comprised of several relationships that did not have a government guarantee. The Company believes that its underwriting and credit quality standards have remained high and continues to consider changing economic conditions in a rising interest rate environment.
Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term. At June 30, 2023, the Company had a total of $21.7 million in loans modified in the first half of 2023 to borrowers experiencing financial difficulty, all of which remained current with $4.5 million on principal payment deferral.
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. At June 30, 2023, and December 31, 2022, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $404.3 million and $286.5 million, respectively, for a six month increase of $117.8 million. The increase in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during the first half of 2023 was principally confined to eight verticals: Sponsor Finance ($35.9 million or 30.4%, principally related to Search Fund Lending), Wine and Craft Beverage ($19.7 million or 16.7%), Venture Banking ($17.1 million or 14.5%), Bioenergy ($13.5 million or 11.4%), Senior Housing ($12.5 million or 10.6%), Conventional Financing ($10.3 million or 8.7%), General Lending ($6.4 million or 5.4%), and Senior Care ($6.1 million or 5.2%). Of the above listed verticals, Sponsor Finance, Senior Housing, Venture Banking and Conventional Financing are within the Company’s Specialty Lending division while Bioenergy is within the Energy & Infrastructure division, the remainder of the above listed verticals are within the Small Business Banking division.
At June 30, 2023, approximately 97.5% of loans and leases classified as Risk Grade 5 are performing with no relationships having payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio. As government payment assistance began to expire toward the end of 2020, borrowers with continuing difficulties arising from the pandemic were provided additional relief through payment deferrals. At June 30, 2023, the Company had $9.5 million in unguaranteed loans on SBA payment assistance. Management monitors these borrowers closely and has observed financial conditions continuing to improve.

Allowance for Credit Losses on Loans and Leases
The ACL of $96.6 million at December 31, 2022, increased by $23.6 million, or 24.4%, to $120.1 million at June 30, 2023. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.4% and 1.6% at December 31, 2022 and June 30, 2023, respectively. The increase in the ACL during the first six months of 2023 was primarily the result of loan growth, combined with portfolio trends and changes in the macroeconomic outlook. See also the above section captioned “Provision for Loan and Lease Credit Losses” in “Results of Operations” for related information.
Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have increased by $40.6 million since December 31, 2022. Total loans and leases 90 or more days past due increased $41.1 million, or 72.7%, compared to December 31, 2022. This increase was comprised of a $11.5 million increase in unguaranteed exposure combined with a $29.7 million increase in the guaranteed portion of past due loans compared to December 31, 2022. At June 30, 2023 and December 31, 2022, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 0.9% and 0.7%, respectively. Total unguaranteed loans and leases past due were comprised of $35.8 million carried at historical cost, an increase of $14.6 million, and $11.8 million measured at fair value, an increase of $2.2 million, as of June 30, 2023 compared to December 31, 2022. Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $120.1 million at June 30, 2023 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Unaudited Condensed Consolidated Financial Statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At June 30, 2023, the total amount of these four items was $4.59 billion, or 42.4% of total assets compared to 40.7% of total assets, at December 31, 2022.
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
At June 30, 2023, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $1.13 billion available to pledge as collateral.
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

Asset/Liability Management and Interest Rate Sensitivity
One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps. As of June 30, 2023, the balance sheet’s total cumulative gap position was 5.0%. For further information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, or growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of instantaneous parallel interest rate shocks applied to a static balance sheet and non-parallel interest rate shocks applied to a dynamic balance sheet to measure interest rate risk. As of June 30, 2023, the Company’s interest rate risk profile under the instantaneous parallel interest rate shock scenarios applied to a static balance sheet is slightly asset-sensitive. For more information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk by match funding assets and liabilities with similar rate instruments. Asset/liability sensitivity is primarily derived from the prime-based loans that adjust as the prime interest rate changes, rates on cash accounts that adjusts as the federal funds rate changes and the longer duration of indeterminate term deposits. Note that the Company regularly models various forecasted rate projections with non-parallel shifts that are reflective of potential current rate environment outcomes. Under these scenarios, the Company’s interest rate risk profile may increase in asset sensitivity, decrease in asset sensitivity, or depending on the scenario and timing of anticipated rate changes, may transition to a liability-sensitive interest rate risk profile. The Company believes that regular modeling of various interest rate outcomes allows it to assess and manage potential risks from various rate shifts.
Capital
The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. The Company’s principal goals related to the maintenance of capital are the following: to provide adequate capital to support the Company’s risk profile consistent with the risk appetite approved by the Board of Directors; to provide financial flexibility to support future growth and client needs; to comply with relevant laws, regulations, and supervisory guidance; to achieve optimal ratings for the Company and its subsidiaries; and to provide a competitive return to shareholders. Management regularly monitors the capital position of the Company on both a consolidated and bank level basis. In this regard, management’s goal is to maintain capital at levels that are in excess of the regulatory “well capitalized” levels. Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Common Equity Tier 1 Capital, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

Capital amounts and ratios as of June 30, 2023, and December 31, 2022, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - June 30, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$911,721	11.55%	$355,139	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,010,695	12.81	631,358	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	911,721	11.55	473,519	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	911,721	8.46	430,986	4.00	N/A	N/A
Bank - June 30, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$770,449	10.14%	$342,051	4.50%	$494,074	6.50%
Total Capital (to Risk-Weighted Assets)	865,832	11.39	608,091	8.00	760,113	10.00
Tier 1 Capital (to Risk-Weighted Assets)	770,449	10.14	456,068	6.00	608,091	8.00
Tier 1 Capital (to Average Assets)	770,449	7.23	426,493	4.00	533,116	5.00
Consolidated - December 31, 2022
Common Equity Tier 1 (to Risk-Weighted Assets)	$888,235	12.47%	$320,446	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	977,360	13.73	569,681	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	888,235	12.47	427,261	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	888,235	9.26	383,499	4.00	N/A	N/A
Bank - December 31, 2022
Common Equity Tier 1 (to Risk-Weighted Assets)	$730,092	10.70%	$307,179	4.50%	$443,703	6.50%
Total Capital (to Risk-Weighted Assets)	815,577	11.95	546,096	8.00	682,620	10.00
Tier 1 Capital (to Risk-Weighted Assets)	730,092	10.70	409,572	6.00	546,096	8.00
Tier 1 Capital (to Average Assets)	730,092	7.70	379,396	4.00	474,245	5.00
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
•Valuation of servicing assets; and

•Income taxes
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
The Company has an Asset/Liability Committee to support prudent oversight of interest rate risk management. The Asset/Liability Committee monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Adherence to relevant policies is monitored on an ongoing basis by the Asset/Liability Committee.
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 5.0% as of June 30, 2023, indicating that, overall, over the expected life of the instruments, assets will reprice before liabilities.
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
EVE and NII simulations are completed regularly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on equity and net interest income under a range of assumptions. The numerous assumptions used in the simulation process are provided to the Asset/Liability Committee on at least an annual basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.
Simulation analysis is only an estimate of interest rate risk exposure at a particular point in time. The Company regularly models various forecasted rate projections with non-parallel shifts that are reflective of potential current rate environment outcomes. Under these scenarios, the Company’s interest rate risk profile may increase in asset sensitivity, decrease in asset sensitivity, or depending on the scenario and timing of anticipated rate changes, may transition to a liability sensitive interest rate risk profile. The Company believes that regular modeling of various interest rate outcomes allows it to assess and manage potential risks from various rate shifts.

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending June 30, 2024 and 2025, and the Company’s EVE sensitivity at June 30, 2023. The simulation uses projected repricing of assets and liabilities at June 30, 2023, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, changes in deposit pricing, both in amount and timing, relative to changes in market rates (commonly referred to as deposit betas and lags, respectively) and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, actual future activity may differ from the results shown below as it will include growth considerations, non-parallel rate movements, and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending June 30, 2024	12 Months Ending June 30, 2025	As of June 30, 2023
+400	1.0%	(4.0)%	(28.0)%
+300	0.9	(2.9)	(21.2)
+200	0.7	(1.8)	(14.2)
+100	0.3	(0.9)	(7.1)
-100	(0.9)	—	6.8
-200	(1.9)	(0.4)	13.5
-300	(3.0)	(0.9)	20.1
Rates are increased instantaneously at the beginning of the projection. The Company's asset/liability profile is slightly asset sensitive in year one, as the Company’s variable rate loan portfolio reprices the full amount of the assumed change in interest rates, while the retail savings and short-term retail certificates of deposits portfolio will reprice with an assumed beta. The Company is slightly liability sensitive in year two from a net interest income perspective as the company's interest rate increases on new and existing deposits are repricing more rapidly than the company's total loan and lease portfolio. Interest rates do not normally move all at once or evenly over time, but management believes that the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2023, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2023, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of June 30, 2023, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the additional risk factor disclosed in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 17, 2022, the Board of Directors of the Company authorized the repurchase of up to $50,000,000 in shares of the Company’s voting common stock from time to time through December 31, 2023 (the “Repurchase Program”). The Repurchase Program enables the Company to acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the repurchase program will be subject to various factors, including the Company’s capital and liquidity positions, regulatory and accounting considerations, the Company’s financial and operational performance, alternative uses of capital, the trading price of the Company’s common stock, and market conditions. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time. As of June 30, 2023, the Company had not made any purchases of shares under the Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.
Exhibits to this report are listed in the Index to Exhibits section of this report.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)
3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the amended registration statement on Form S-1, filed on July 13, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)
10.1	Form of 2023 RSU Award Agreement for non-employee directors* #
10.2.1	Amendment to Software Service Agreement dated June 5, 2023, between Live Oak Banking Company and nCino, Inc.*
10.2.2	Amendment to Software Service Agreement dated June 5, 2023, between Live Oak Banking Company and nCino, Inc.*
10.2.3	Amendment to Software Service Agreement dated June 8, 2023, between Live Oak Banking Company and nCino, Inc.*
10.2.4	Amendment to Software Service Agreement dated July 14, 2023, between Live Oak Banking Company and nCino, Inc.*
10.2.5	Amendment to Software Service Agreement dated July 21, 2023, between Live Oak Banking Company and nCino, Inc.*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: August 2, 2023	By:	/s/ William C. Losch III
William C. Losch III
Chief Financial Officer