Form 10-K
period 2023-12-31
Live Oak Bancshares, Inc.
filed 2024-02-22
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023, was approximately $876,352,160. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. There is no public market for the registrant's non-voting common stock. For purposes of this calculation, the registrant has assumed that the market value of each share of non-voting common stock is equal to a share of voting common stock.
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
As of February 21, 2024, there were 44,769,239 shares of the registrant’s voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2024 Annual Meeting of Shareholders, which the registrant plans to file subsequent to the date hereof, are incorporated by reference into Part III. Portions of the registrant's annual report to shareholders for the year ended December 31, 2023, which will be posted on the registrant's website and furnished to the SEC subsequent to the date hereof, are incorporated by reference into Part II.

Live Oak Bancshares, Inc.
Annual Report on Form 10-K
December 31, 2023

Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains statements that management believes are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to the financial condition, results of operations, plans, objectives, future performance or business of Live Oak Bancshares, Inc. (the “Company”). They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “will,” “may,” “should,” “could,” “would,” “continues,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this Report. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements management may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to the Company at the time. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this Report are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of the Company’s future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. These risks, uncertainties and assumptions include, without limitation:
•deterioration in the financial condition of borrowers resulting in significant increases in the Company’s provision for credit losses and other adverse impacts to results of operations and financial condition;
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
•changes in interest rates that affect the level and composition of deposits, loan demand and the values of loan collateral, securities, and interest-sensitive assets and liabilities;
•the failure of assumptions underlying the establishment of reserves for possible credit losses;
•changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;
•adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments;
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
•technological risks and developments, including cyber threats, attacks, or events;
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
For additional information on the Company's business, financial performance and results of operations, see “Overview” and “Executive Summary” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report. For a discussion of the Company’s reportable segments see Note 15. Segments in Part II, Item 8. Financial Statements and Supplementary Data of this report.
The Company's voting common stock trades on the New York Stock Exchange LLC (the “NYSE”) under the symbol “LOB.” As of January 31, 2024, there were 210 holders of record of the Company's voting common stock. The Company's principal executive office is located at 1741 Tiburon Drive, Wilmington, North Carolina 28403, telephone number (910) 790-5867. The Company maintains a website at www.liveoakbank.com. Documents available on the website include: (i) the Company's Code of Ethics and Conflict of Interest Policy; (ii) charters for the Audit, Risk, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors, and (iii) the Company’s Corporate Governance Guidelines. These documents also are available in print to any shareholder who requests a copy.
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
Demographics
As of December 31, 2023, the Company had 943 full-time employees, 18 part-time employees and 37 independent contractors. None of the Company’s employees are covered by a collective bargaining agreement, and management considers relations with employees to be good.
Diversity and Inclusion
The Company strives to foster a welcoming, supportive, and equitable environment for diverse employees. To accomplish this, the Company focuses on engagement, awareness, training, accountability, education, and communication. During 2023, the Company supported programming through its six Employee Resource Groups (“ERG”) and saw the number of interest groups grow from nine to eleven. These employee-led networks provide community and connection through shared interests and experiences. In addition, hiring managers across the Company participated in interview and bias trainings. The Company’s diversity, equity and inclusion initiatives are both internally and externally focused. The Company and ERG leadership, membership, and allies remain committed to celebrating and supporting local, diversity-owned small business through on-campus events that showcase diverse entrepreneurs in the surrounding communities. Its commitment to providing and enhancing a support infrastructure for people with underrepresented backgrounds remains a strategic initiative. The Company intends to continue to identify, monitor and measure meaningful diversity and inclusion goals, to foster a welcoming environment through education, communication and recruiting efforts, and to provide support so that diverse employees have the resources and relationships they need to be successful and thrive.
Compensation
We believe that creating an unprecedented banking experience for small business owners nationwide through service and technology will build long-term shareholder value. To accomplish this, we endeavor to identify, recruit, retain and incentivize exceptional employees. Our compensation program is based on the premise that employees should receive fair and equitable treatment based on their individual contributions to the Company’s profitability and success. We use a combination of fixed and incentive pay, including base salary, cash bonus, and equity compensation. We also offer a 401(k) savings plan to qualifying employees.
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
Our focus on employee wellness extends beyond just insurance benefits. The Company provides access to an intranet site focused on physical, mental, emotional, and financial wellness, and at its Wilmington headquarters facility, provides an on-site health clinic for employees, on-site physical therapy appointments, and an on-site wellness facility staffed with certified physical trainers and regularly scheduled live and virtual wellness classes. The Company’s main campus in Wilmington also offers two on-site dining locations that provide healthy options and which can cater to specific dietary needs.
Flexibility is an important contributor to employee engagement and job satisfaction. While 2023 brought a return-to-campus initiative for our Wilmington headquarters, our 100% cloud-based operations allow our people to transition nimbly between remote working and in-person as personal circumstances require with no material effect on our operations or customer experience.
Commitment to Values and Ethics
Along with our core values, we have adopted a Code of Ethics and Conflict of Interest Policy, which sets forth expectations and guidance for employees to make appropriate decisions. Our Code of Ethics and Conflict of Interest Policy covers topics such as conflicts of interest, compliance with laws, appropriate use of company assets, protecting confidential information, and reporting of violations. Our Code of Ethics and Conflict of Interest Policy reflects our commitment to operating in a fair, honest, responsible, and ethical manner and also provides direction for reporting complaints in the event of alleged violations of our policies.
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
Communication and Engagement
We believe that the Company’s success and the ultimate creation of long-term value for shareholders begins with employees understanding how their work contributes to the Company’s overall strategy. To this end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including:
•A biennial company-wide “all hands” meeting;
•Regularly scheduled town hall-style meetings that are led by our key executives and held quarterly, or more often as needed, with a focus on our people, culture, strategy, and performance;
•Periodic posts from Company leadership via our internal enterprise social media network and intranet; and
•An open-door environment that encourages communication, collaboration and the free-flow of information and ideas.

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
Subsidiaries
In addition to the Bank, Bancshares directly or indirectly held the following wholly owned material subsidiaries as of December 31, 2023:
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
•Live Oak Grove, LLC, formed in February 2015 for the purpose of providing Company employees and business visitors with on-site dining at the Company’s Wilmington, North Carolina headquarters; and
•Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that specializes in the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan program and USDA-guaranteed loans.
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
Operating Segments
The Company’s operations are managed along two reportable operating segments consisting of Banking and Fintech. See the sections captioned “Results of Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15. Segments in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

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
In addition to the regulation and supervision summarized below, Bancshares is a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”) and is required to file reports with the SEC and otherwise comply with federal securities laws. Bancshares’ voting common stock is listed on the NYSE. Consequently, in addition to the rules promulgated by the SEC, Bancshares must also comply with the listing standards applicable to NYSE-listed companies. The NYSE listing standards applicable to Bancshares include corporate governance standards related to director independence; requirements for audit, nominating and compensation committee charters, membership qualifications and procedures; incentive compensation recovery policy requirements; and shareholder approval of equity compensation arrangements, among others.
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
Bancshares’ voting common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.
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
Under the Inflation Reduction Act of 2022, there is a 1% excise tax on the fair market value of stock repurchased after December 31, 2022, by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.
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
At December 31, 2023, the Company's risk-based capital ratios, as calculated under applicable capital standards were 11.73% common equity Tier 1 capital to risk weighted assets, 11.73% Tier 1 capital to risk weighted assets, and 12.98% total capital to risk weighted assets.
In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average total on-balance sheet assets, less goodwill and certain other intangible assets, of 4% for bank holding companies. Bancshares’ ratio at December 31, 2023 was 8.58% compared to 9.26% at December 31, 2022. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities.

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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2023, Live Oak Bank had capital levels that qualify as “well capitalized” under the applicable regulations.
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
A bank that is not “well capitalized” is also subject to certain limitations relating to brokered deposits. If a bank is not well-capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions will govern the rate the institution may pay on the brokered deposits. At December 31, 2023, Live Oak Bank was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits.
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
The FDIC has set the minimum required Community Bank Leverage Ratio (“CBLR”) at 9 percent. A qualifying community banking organization may elect to use the CBLR framework if its CBLR is greater than 9 percent. A qualifying community banking organization that has chosen the proposed framework is not required to calculate the existing risk-based and leverage capital requirements. A bank is also considered to have met the capital ratio requirements to be well capitalized for the agencies’ prompt corrective action rules provided it has a CBLR greater than 9 percent. The Company has not elected to implement the CBLR framework at this time.

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
FDIC Insurance Assessments
The Bank’s deposits are insured by the FDIC. The standard FDIC insurance coverage amount is $250,000 per depositor, per institution. The FDIC maintains its Deposit Insurance Fund (the “DIF”) for the purposes of (1) insuring the deposits and protecting the depositors of insured banks and (2) resolving failed banks. The DIF is funded mainly through quarterly assessments on insured banks, but also receives interest income on securities. The DIF is reduced by loss provisions associated with failed banks and by FDIC operating expenses.
The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. Assessments are based on the average consolidated total assets less tangible equity of a financial institution. The assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.
Live Oak Bank’s insurance assessments during 2023 and 2022 were $16.7 million and $9.8 million, respectively. In conjunction with the Amended Restoration Plan, the FDIC Board increased deposit insurance assessment rates by two basis points for all insured depository institutions, effective in 2023. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
The law also gives the FDIC enhanced discretion to set assessment rate levels. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Company and the Bank. Management cannot predict what insurance assessment rates will be in the future.

Privacy and Data Security
We are subject to complex and evolving laws and regulations governing the privacy and security of personal information associated with consumers, prospective, current and former customers, employees and contractors, and other individuals. For example, financial institutions are required by the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLBA”) to disclose their policies for collecting and protecting consumer information. The Bank has established a privacy policy that it believes promotes compliance with these federal requirements. The GLBA also imposes restrictions on when and to which entities financial institutions may disclose personal information and how personal information can be used, as well as data security requirements.
In addition, we are subject to federal requirements related to unauthorized access to and/or acquisition of personal information, cybersecurity incidents, and similar matters. When unauthorized access to and/or acquisition of personal information occurs, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice may require us to notify affected individuals and regulator
The U.S. federal bank regulatory agencies have established computer-security incident notification requirements for banking organizations and bank service providers. A bank holding company, such a Bancshares, and an FDIC-supervised depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, as soon as possible and no later than 36 hours after a determination that a computer-security incident that rises to the level of a notification incident has occurred. A computer-security incident is an occurrence that results in actual harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores, or transmits. A notification incident is defined as a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, a banking organization’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business; (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value; or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States. For example, a notification incident may include a major computer-system failure; a cyber-related interruption, such as a distributed denial of service or ransomware attack; or another type of significant operational interruption.
SEC rules also require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy, and governance. See Item 1C. Cybersecurity.

In addition to federal privacy laws and regulations, numerous state laws and regulations govern the collection, retention, use, and disclosure of personal information, and state legislatures have been actively considering and enacting new laws addressing data security, data breach notification, and privacy. For example, some states have enacted financial privacy laws and regulations that are similar to the GLBA’s privacy requirements. All fifty states have enacted data breach notification laws, and many states have enacted or are considering comprehensive privacy laws. To the extent applicable, many of these laws and regulations impose additional and/or different requirements than federal law, may present implementation challenges, could be an enforcement priority for the state regulators, and could generate increased lawsuits by consumers and other individuals.
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

Federal Home Loan Bank System
The Federal Home Loan Bank (the “FHLB”) System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (the “FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $6.8 million at December 31, 2023. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.
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
The Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports relating to such agreements must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory Community Reinvestment Act rating in its latest Community Reinvestment Act examination. The Bank received an “Outstanding” rating in its last Community Reinvestment Act examination, which was conducted as of June 1, 2022.
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
As of December 31, 2023, the Bank's C&D concentration as a percentage of bank capital totaled 61.5% and the Bank's CRE concentration, excluding owner-occupied loans, as a percentage of capital totaled 164.0%.

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
Pursuant to SEC rules, the national securities exchanges and associations, including the NYSE, have implemented listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material restatement if the error were corrected in the current period of left uncorrected in the current period. The Company has adopted a clawback policy, a copy of which is included as an exhibit to this Report.
Registered Investment Adviser Regulation
LOPW is a registered investment adviser under the Investment Advisers Act of 1940 and the SEC’s regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Supervisory agencies have the power to limit or restrict LOPW from conducting its business in the event it fails to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on business activities for specified periods of time, revocation of registration as an investment adviser and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of LOPW.
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
The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies and banks with $10 billion or more in total consolidated assets. As of December 31, 2023, the Company and the Bank each had total assets of $11.27 billion and $11.21 billion, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Impact of Asset Growth.
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
The Coronavirus Aid, Relief, and Economic Security Act
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in March 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs were dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and were implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank.

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
Risks Related to Our Business
•Increased delinquencies and credit losses could have a material adverse effect on our business, financial condition or results of operations.
•Changes to the SBA or other government-guaranteed lending programs by the federal government, or the loss of our status as an SBA Preferred Lender, could have a material adverse effect on our business.
•A prolonged U.S. government shutdown or default by the U.S. on government obligations would harm our results of operations.
•Pandemics, natural disasters, global climate change, acts of terrorism and global conflicts may have a negative impact on our business operations.
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
•Errors in the assumptions used to compute gains on sale of loans could result in material revenue misstatements.
•We must effectively manage our liquidity risk.
•We must effectively manage our interest rate risks.
•Increases in the amount of other real estate owned could result in additional losses, costs and expenses.
•We are subject to environmental liability risk associated with our lending activities.
•Real property appraisals may not accurately reflect the net value of the collateral that we can realize.
•We must effectively manage our counterparty risk.
•Our expansion strategy, including new lines of business, new products, acquisitions, and investments, exposes us to risks.
•Our investments in tax-advantaged projects may not generate returns as anticipated and may have an adverse effect on our financial results.
•Our investments in other companies may be illiquid and may subject us to material financial, reputational and strategic risks.
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
•We are subject to heightened regulatory requirements because our total assets exceed $10 billion.
•Negative developments affecting the banking industry may result in additional regulations that could increase our expenses and affect our operations.
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
Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since many of our loans are secured by collateral, we may attempt to seize the collateral if and when a customer defaults on a loan. However, the value of the collateral might not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customer. Any deterioration or downturn in real estate values in the markets we serve could have a material adverse effect on the value of the real property securing those loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans. The resolution of nonperforming assets, including the initiation of foreclosure proceedings, requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities, and which expose us to additional legal costs. Elevated levels of loan delinquencies and bankruptcies in our market areas, generally, and among our customers specifically, can be precursors of future charge-offs and may require us to increase our allowance for credit losses (“ACL”) on loans and leases. Higher charge-off rates, delays in the foreclosure process or in obtaining judgments against defaulting borrowers or an increase in our ACL may negatively impact our overall financial performance, may increase our cost of funds, and could materially adversely affect our business, results of operations and financial condition.
SBA lending and other government guaranteed lending is an important part of our business. These lending programs are dependent upon the federal government, and we face specific risks associated with originating SBA and other government guaranteed loans.
Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect on our financial results. Any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, may also have a material adverse effect on our business.

We anticipate that gains on the sale of loans will comprise a meaningful component of our revenue in 2024. We sell the guaranteed portion of some of our SBA 7(a) loans in the secondary market. These sales have resulted in premium income for us at the time of sale and created a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we recognize a loss and/or recovery related to the non-guaranteed portion. However, if the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our business, results of operations and financial condition.
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
Pandemics, natural disasters, global climate change, acts of terrorism and global conflicts may have a negative impact on our business and operations.

Pandemics, natural disasters, global climate change, acts of terrorism, global conflicts or other similar events have in the past, and may in the future have, a negative impact on our business and operations. These events impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations and may have other adverse effects on us in ways that we are unable to predict.

Our business operations could be disrupted if significant portions of our workforce were unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with a pandemic or similar event. Further, work-from-home and other modified business practices may introduce additional operational risks, including cybersecurity and execution risks, which may result in inefficiencies or delays, and may affect our ability to, or the manner in which we, conduct our business activities. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans.

We face risks in connection with our participation in government programs in response to the COVID-19 pandemic.
Federal, state and local governmental authorities enacted legislation, regulations, and protocols in response to the COVID-19 pandemic. Our participation in and execution of any such programs may cause operational, compliance, reputational, and credit risks, which could result in litigation, governmental action or other forms of loss.

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

Banks participating in the PPP have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and regarding claims for fees to be paid to purported agents and other third parties, and we are exposed to the risk of litigation regarding the PPP. If any such litigation is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. We also face credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

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
Similarly, Apiture, Inc. (“Apiture”) has provided the Bank significant engineering, development, professional and other services under an agreement to deliver the products and services that comprise our next-generation banking platform that we believe will be important for our future strategy and success. This banking platform enables us to offer checking and other transactional accounts to our customers. Offering these types of banking products to our customers presents greater and more complex operational, compliance and other risks than the risks associated with the deposit products we have offered in the past. There can be no assurance that Apiture will be able to develop and support the implementation of our banking platform in a timely and cost-effective manner or that Apiture will continue to provide any services on which we rely at appropriate service levels or at prices that would be market competitive. We also rely on numerous other vendors and third parties to provide software and solutions comprising our banking platform. If this technology is not successfully developed and implemented at our Bank, if we were to lose access to any of this technology, or if we were only able to access the technology on less favorable terms, we would not be able to offer our customers the next-generation banking platform services that we intend to offer, and our business, financial condition, results of operations and prospects could be materially and adversely affected.
A failure in or breach of our operational or security systems, or those of our third-party service providers, including as a result of cyber-attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
As a financial institution, our operations rely heavily on the secure data processing, storage and transmission of confidential and other information on our computer systems and networks, as well as those of third-party service providers. This may include sensitive business and personal information about our customers. Maintaining the confidentiality of this information is critical to our business. We also maintain important internal company data such as personal information about our employees and information regarding our operations. Our collection of such customer and company data is subject to extensive regulation and oversight.

Cloud technologies, including third-party cloud infrastructure, are also critical to the operation of our systems, and our reliance on cloud technologies continues to grow. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems and the technology we use, including services and solutions provided by third-party vendors, could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets or information. The increased use of mobile and cloud technologies, as well as the increase in remote work, can heighten these and other operational risks. We may fail to promptly identify or adequately address any such failures, interruptions or security breaches when they occur. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. The increasing sophistication of cyber criminals and their evolving attempts to breach networks present increasing risk of a security breach and other data incidents. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.
The nature of our business may make it an attractive target and potentially vulnerable to cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions. The technology-based platform we use processes sensitive data from our borrowers, depositors and other customers. While we have taken steps to protect confidential and proprietary information that we have access to, our security measures and the security measures employed by the owners of the technology in the platforms and services that we use can be compromised. Data incidents including those involving phishing, hacking, misdirected communications and other inadvertent disclosures, and other incidents results in unauthorized access to and/or acquisition of confidential and proprietary information, including personal information, can and do occur. Accidental or willful security breaches or other unauthorized access to our systems can cause confidential customer, borrower, employee, vendor, partner or investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information can also expose us to liability related to the loss of the information, time-consuming and expensive litigation, and negative publicity. When security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the technology-based platform that we use are exposed and exploited, our relationships with customers, borrowers, employees, vendors, partners and investors could be severely damaged, and we could incur significant liability.
Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we and our partners and collaborators may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, federal regulators and many federal and state laws and regulations require companies to notify individuals of data security breaches involving their personal information. Certain security breaches and other data incidents also require notice to regulators, the media, and/or other parties. These mandatory disclosures regarding a security breach and other data incidents are costly to implement and often lead to widespread negative publicity, which may cause customers, borrowers, employees, vendors, partners or investors to lose confidence in the effectiveness of our data security measures. Any security breach or other data incident, whether actual or perceived, would harm our reputation and could cause us to lose customers, borrowers, employees, vendors, partners, or investors, and could adversely affect our business and operations.
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
As of December 31, 2023, the fair value of our available for sale securities portfolio was approximately $1.13 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, monetary tapering actions by the Federal Reserve, and changes in market interest rates and potential instability in the capital markets. Any of these factors, among others, could cause impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects, as well as the value of our common stock. The process for determining whether a security is reported at the proper carrying amount usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our inability to accurately predict the future performance of an issuer or to efficiently respond to changing market conditions could result in a decline in the value of our investment securities portfolio, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, adjustments to the ACL on available-for-sale investment securities would negatively affect the Company’s earnings and regulatory capital ratios.
Our ACL may prove to be insufficient to absorb lifetime losses on loans, leases and off-balance sheet credit exposures.
We maintain allowances for credit losses on loans, leases, and off-balance sheet credit exposures. The ACL on loans and leases are contra-asset valuation accounts that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, such as committed, but as of yet unfunded loans, the ACL is a liability account reported as an other liability in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of ACL inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers; new information regarding existing loans and loan commitments; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans and off-balance sheet credit exposures. In addition, bank regulatory agencies periodically review our ACL and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans or off-balance sheet credit exposures in future periods exceed our allowances for credit losses on loans or off-balance sheet credit exposures, we will need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the ACL on loans and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations. See Note 1. Organization and Summary of Significant Accounting Policies to the consolidated financial statements for further discussion related to our process for determining the appropriate level of the ACL.
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
We anticipate that gains on the sale of loans will continue to comprise a meaningful component of our revenue in 2024. The determination of noncash gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs. The value of retained unguaranteed loans and servicing rights is determined as described above. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in the assumptions used to compute gains on sale of loans could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability.
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
Liquidity risk refers to the risks arising from the inability to pay obligations when they come due without incurring unacceptable losses to earnings and/or capital, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, loan originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures. Our liquidity is derived primarily from retail deposit growth and retention, the sale of loans in the secondary market, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. A significant portion of our deposit base is gathered through our nationwide direct deposit platform, and we have historically also relied on brokered deposits. If our Bank were to become less than well capitalized, we would be subject to regulatory restrictions that could limit the effective yield we offer on deposits or disrupt our ability to accept brokered deposits. We also could not accept brokered deposits without FDIC approval. See “Capital Adequacy” under the heading “Supervision and Regulation” above for more details on these restrictions. If we became subject to these restrictions, they could have a material adverse effect on our liquidity, results of operations and financial condition.
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
As a financial institution, our earnings depend in part on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as loans and investment securities, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Additionally, changes in interest rates affect the premiums we may receive in connection with the sale of SBA 7(a) and USDA loans in the secondary market, pre-payment speeds of loans for which we own servicing rights, our ability to fund our operations with customer deposits, and the fair value of securities in our investment portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, affects us more than non-financial companies and can have a significant effect on our net interest income and results of operations. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin, noninterest income and results of operations. In a rising interest rate environment, potential borrowers could seek to defer loans as they wait for interest rates to settle, and borrowers of variable rate loans may be subject to increased interest rates, which could result in a greater rate of prepayment or default. Changes in interest rates may also present additional challenges to our business that we have not anticipated. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, inflationary trends, changes in government spending and debt issuance and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee.

The amount of other real estate owned, or OREO, may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.
In connection with our banking business, we take title to real estate collateral from time to time through foreclosure or otherwise in connection with efforts to collect debts previously contracted. Such real estate is referred to as other real estate owned (“OREO”). As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. The amount of OREO we hold may increase due to various economic conditions or other factors. Any additional increase in losses and maintenance costs and other expenses due to OREO may have a material adverse effect on our business, results of operations and financial condition. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and other expenses, and reduce our ultimate realization from any OREO sales. In addition, at the time of acquisition of the OREO we are required to reflect its fair market value in our financial statements. If the OREO declines in value subsequent to its acquisition, we are required to recognize a loss. As a result, declines in the value of our OREO will have a negative effect on our business, results of operations and financial condition. As of December 31, 2023, we had three OREO properties with an aggregate carrying value of $6.5 million.
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
As of December 31, 2023, the carrying amount of our investment in Apiture was $60.7 million. Apiture's future success will depend on its ability to develop, sell and deliver new or enhanced solutions to financial institution clients; however, these solutions and related services may not be attractive to existing or prospective clients. In addition, promoting, selling and delivering these new and enhanced solutions may require increasingly costly sales, marketing and implementation efforts. We also anticipate that Apiture will face challenges from its current competitors, which in many cases are more established and enjoy greater resources than it does, as well as by new entrants into the industry. If Apiture is not able to successfully execute its business plan, then the value of our investment in Apiture could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Apiture’s digital banking solution requires sophisticated software and computing systems that may encounter development delays or software defects. Defects in Apiture’s software offerings or delays in the development of such software could result in unforeseen costs, diversion of technical and other resources, loss of credibility with existing and potential clients or reputational harm, any of which could materially adversely affect our business, results of operations and financial condition.
Our subsidiary Canapi Advisors is an investment advisor to Canapi Ventures, a series of funds focused on providing venture capital to new and emerging financial technology companies. Canapi Ventures invests in early to growth-stage companies that may include companies that utilize advanced science, technology, engineering and/or mathematics to innovate in the financial technology market. Investments in these companies involve a high degree of business and financial risk that can result in substantial losses. These companies may be unseasoned, unprofitable or have no established operating histories or earnings and may lack technical, marketing, financial and other resources. These companies often have the need for substantial additional capital to support expansion or to achieve or maintain a competitive position. Less established companies tend to have lower capitalization and fewer resources and, therefore, are often more vulnerable to financial failure. These companies may be dependent upon the success of one product or service, a unique distribution channel, or the effectiveness of a manager or management team. The failure of this one product, service or distribution channel, or the loss or ineffectiveness of a key executive or executives within the management team may have a materially adverse impact on such companies. Such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities and a larger number of qualified managerial and technical personnel. If Canapi Advisors is unable to successfully identify investment opportunities, it will likely lose the capital that it invests on behalf of the fund’s investors, including the capital that we invest, which would have a materially adverse effect on our results of operations, our reputation and our ability to raise successive funds for similar purposes.

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
The equity securities of the companies in which we and Canapi Ventures invest are at the time of acquisition unmarketable and illiquid, and there can be no assurance that a ready market for these securities will ever exist. Such securities generally cannot be sold publicly without prior agreement with the issuer to register the securities under the Securities Act or by selling such securities under Rule 144 or other provisions of the Securities Act which permit only limited sales under specified conditions. We generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares or enters into a business combination with another company which purchases our equity securities for cash or exchanges them for publicly traded securities of the acquirer. The feasibility of such transactions depends upon the company's financial results as well as general economic and equity market conditions. Furthermore, even if the equity securities owned become publicly traded, our ability to sell such securities may be limited by the lack of, or limited nature of, a trading market for such securities. There can be no assurance that the value at which we carry these assets will necessarily reflect the amount which could be realized upon a sale or other liquidity event.
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
We attempt to manage our credit exposure through careful monitoring of loan applicants and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our ACL on loans and leases. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, and the markets in which we and our borrowers operate, as well as the judgment of our regulators. This is an inherently uncertain process, and our allowance for credit losses may not be sufficient to absorb future loan losses or prevent a material adverse effect on our business, results of operations and financial condition.
Insiders have substantial control over us, and this control may limit our shareholders’ ability to influence corporate matters and may delay or prevent a third party from acquiring control over us.
As of January 31, 2024, our directors and executive officers and their related entities own, in the aggregate, approximately 24.3% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of the Company or its assets. This concentration of ownership could limit the ability of other shareholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our executive officers and directors and related entities, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this Report.
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

The laws and regulations applicable to the banking industry change frequently and may continue to change, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our business, results of operations and financial condition.
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
Because our total assets exceed $10 billion, we are subject to heightened regulatory requirements, which could have an adverse effect on our financial condition or results of operations.
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose additional requirements on bank holding companies with total assets of at least $10 billion. In addition, banks with total assets of at least $10 billion are primarily examined by the CFPB with respect to federal consumer protection laws and regulations. In the first quarter of 2023, the Company and the Bank each first exceeded $10 billion in total assets. As of December 31, 2023, the Company and the Bank had total assets of $11.27 billion and $11.21 billion, respectively, ending their first four consecutive quarters of reported assets in excess of $10 billion. As a result, we are subject to additional requirements including, but not limited to, establishing a dedicated risk committee of our Board, calculating our FDIC deposit insurance assessment using the large bank pricing rule and more frequent regulatory examinations. In preparation for these additional compliance obligations, we have incurred significant expenses and expect to continue to incur expenses to address heightened regulatory requirements. These additional regulatory requirements and increased compliance expenses could have a material adverse effect on our business, financial condition and results of operations.

Our deposit operations are subject to extensive regulation, and we expect additional regulatory requirements to be implemented in the future.
We are subject to significant anti-money laundering, “know your customer” and other regulations under applicable law, including the Bank Secrecy Act and the USA PATRIOT Act, and we could become subject in the future to additional regulatory requirements beyond those that are currently adopted, proposed or contemplated. We expect that federal and state bank regulators will continue to increase their oversight, inspection and investigatory role over our deposit operations and the financial services industry generally. Furthermore, we intend to further increase our deposit product offerings and grow our customer deposit portfolio in the future and, as a result, we are, and will continue to be, subject to heightened compliance and operating costs that could adversely affect our business, results of operations and financial condition. In addition, legal and regulatory proceedings and other contingencies will arise from time to time that may have an adverse effect on our business practices and results of operations.
Our FDIC deposit insurance premiums and assessments may increase.
The deposits of our Bank are insured by the FDIC up to legal limits and, accordingly, subject our Bank to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are based on its ability to withstand asset- and funding-related stress, its regulatory ratings, and potential losses to the FDIC in the event of the Bank’s failure, subject to discretionary adjustments by the FDIC. In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.
Negative developments affecting the banking industry have eroded customer confidence in the banking system and may result in additional regulations that could increase the Company’s expenses and affect its operations.
High-profile bank failures in 2023 generated significant market volatility among publicly traded bank holding companies, such as the Company. These market developments negatively impacted customer confidence in the banking system. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. In connection with these high-profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence.
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
We are subject to complex and evolving laws and regulations governing the privacy and security of personal information associated with consumers, prospective, current, and former customers, employees and contractors, and other individuals. For example, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 and state financial services laws and regulations impose restrictions on our collection, use, and disclosure of personal information, as well as requirements for protecting personal information. There are federal and state laws and regulations governing our obligations in the event of data security breaches, computer-security incidents, and similar occurrences. States legislatures have also been actively debating and passing new comprehensive privacy laws. We expect that the body of privacy and data security laws and regulations that may apply to us will continue to grow.

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
Live Oak Bancshares, Inc. had 44,648,626 shares of common stock outstanding at January 31, 2024. In addition, as of January 31, 2024, there were outstanding options to purchase 646,161 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale. Also, as of January 31, 2024, there were 2,214,346 outstanding restricted stock units that vest over time that, when vested, will result in additional shares becoming available for sale. A large portion of these shares, options and restricted stock units are held by a relatively small number of persons. Sales by these holders of a substantial number of shares could significantly reduce the market price of our common stock.
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

•industry and general economic trends; and
•our ability to keep pace with technological advances and to invest in new technology to provide products and services that will satisfy customer demands, as well as create additional efficiencies in our operations.

Our competitors may have greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively.
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
Item 1C.CYBERSECURITY

Risk Management and Strategy
The Company maintains a cybersecurity risk management program that is designed to enable us to assess, identify, and manage risk associated with cybersecurity threats (the “Cybersecurity Program”). Our Cybersecurity Program is based on the Cybersecurity Framework promulgated by the National Institute of Standards and Technology and other applicable industry standards. It includes the following elements:
•Identification and assessment of cybersecurity threats based on periodic internal and external assessments and monitoring, information from internal stakeholders, and external publications and resources.
•Technical and organizational safeguards designed to protect against identified threats, including documented policies and procedures, employee training and awareness, and technical controls.
•Processes to detect the occurrence of cybersecurity events and incidents, maintenance, and periodic testing of incident response and recovery and business continuity plans and processes.
•A third-party risk management program to manage cybersecurity risks associated with our service providers, suppliers, and vendors using a risk-based approach that focuses on cybersecurity risks associated with critical service providers, suppliers, and vendors.
Further, the Company’s internal controls, various threat landscapes, internal events and incidents, and emerging risks are periodically reviewed to make adjustments to the Cybersecurity Program as needed. Additionally, annual risk assessments and penetration tests are performed.

Management of Material Risks & Integrated Overall Risk Management
Assessing, identifying, and managing cybersecurity risks is integrated into our overall risk management framework. The Cybersecurity Program is integrated into the Company’s Enterprise Risk Management (“ERM”) program and framework. Together, these programs are designed to foster a company-wide culture of cybersecurity risk management. Our Information Security team works closely with stakeholders across technology, legal, risk, and business units to implement and monitor controls. See “Governance” below for additional information on processes used by management to monitor cybersecurity incidents.

Engagement of Third Parties in Connection With Risk Management
The Company leverages various third parties to conduct evaluations of our Cybersecurity Program, including security controls. The Company engages a third party to audit its information technology function, which includes an assessment of the Company’s cybersecurity efforts. The Company also maintains cybersecurity insurance; however, the costs related to cybersecurity threats or disruptions may not be fully insured. Additionally, the Company engages third parties to perform penetration tests on an annual basis. The Company also periodically engages third parties for assessments of specific products, services, or applications. The Company leverages various software and service providers as part of its Cybersecurity Program, including a managed security service provider and a service provider that helps monitor third-party suppliers. The Company also receives periodic threat intelligence reports from vendors, peers, and industry information sharing and analysis centers. The Company maintains a relationship with a leading incident response firm to assist the Company in responding to cybersecurity incidents, if appropriate.

Oversight of Third-party Risks
Our third-party service providers, suppliers, vendors, and partners face cybersecurity risks that could impact us. Therefore, the Company has developed and implemented processes to oversee and manage these risks. These processes include performing third-party onboarding due diligence such as risk assessments and information security reviews for critical service providers, suppliers, and vendors, seeking to have third-parties agree to contractual requirements designed to ensure cybersecurity and related matters are addressed, and conducting ongoing monitoring and due diligence in accordance with our vendor management and information security policies and standards. As noted above, we use a third-party to aid us in monitoring third-parties’ cybersecurity risk.

Risks from Cybersecurity Threats
As of the date of this report, we have not encountered any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Governance
Managing cybersecurity risk is a key focus for the Board of Directors. The Company seeks to ensure effective governance in managing risks associated with cybersecurity threats, as more thoroughly described below.
Board of Directors Oversight
The Risk Committee of the Board of Directors is responsible for the oversight of risks from cybersecurity threats. As described below, where appropriate, strategic risk management decisions are escalated to the Risk Committee, and the Risk Committee receives periodic reports on cybersecurity matters from management.
Management’s Role in Cybersecurity Risk Management
The Chief Information Security Officer (“CISO”) of the Bank and a standing management Information Security Committee monitor, measure, and report key indicators, risk assessments, and security measures to the management Corporate Risk Committee. The CISO, in conjunction with the Corporate Risk Committee, makes quarterly reports to, the Risk Committee of the Board of Directors. Such quarterly reporting may include, but is not limited to, key metrics and risk indicators, penetration test results, risk assessment results, status of ongoing initiatives, incident and notable event reports, compliance with regulatory standards, and operational issues.

In addition to quarterly reporting to the Board’s Risk Committee, the Company’s incident response processes include escalation to management when an incident is suspected.
Risk Management Personnel
Primary responsibility for assessing, monitoring, and managing our Cybersecurity Program rests with the CISO, Mr. Richard Friedberg. With over 25 years of experience in the field of cybersecurity, his background includes extensive experience across the financial sector, technology sector, and U.S. government. Mr. Friedberg is also an adjunct faculty member at Carnegie Mellon University, teaching risk and cyber practices. Mr. Friedberg holds a Bachelor of Science from Carnegie Mellon University, a Master of Business Administration from George Washington University, and maintains certification as a Certified Information Systems Security Professional and Certified Information Security Manager.
Monitoring Cybersecurity Incidents
The CISO is continually informed of and monitors cybersecurity risks and incidents through real-time updates, including a partnership with a managed security service provider. Periodic Information Security Committee meetings cover key metrics and risk indicators, penetration test results, risk assessment results, status of ongoing initiatives, incident and notable event reports, compliance with regulatory standards, and operational issues. In the event of a cybersecurity incident, we have an established incident response plan that requires prompt notification of the CISO or the CISO’s designee, who in turn engages with the corporate Incident Response Team (IRT) to respond to the incident. The CISO is also responsible for informing the Information Security Committee of cybersecurity incidents, which in turn reviews the impact of incidents and monitors the Company’s mitigation and remediation efforts. Depending on the nature of the incident, this process also provides for escalating notice to the Risk Committee of the Board of Directors. These processes assist management and the Risk Committee in staying informed of and monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents.
Reporting to Board of Directors
The CISO, in his capacity, periodically informs the Information Security Committee, Corporate Risk Committee and Board’s Risk Committee of cybersecurity risks and incidents. This enables the highest levels of management to be kept abreast of the Company’s cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to the Risk Committee of the Board of Directors, where appropriate.

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
Item 3.LEGAL PROCEEDINGS
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of December 31, 2023, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on its business, operating results or financial condition.
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
Holders
As of January 31, 2024, there were 44,648,626 voting shares outstanding and 210 holders of record for Bancshares’ common stock.
Dividend Policy
The timing and amount of cash dividends paid depends on Bancshares’ earnings, capital requirements, financial condition and other relevant factors. Although Bancshares has historically paid quarterly cash dividends to its shareholders in the past, and currently expects to pay comparable quarterly cash dividends in the future, shareholders are not entitled to receive dividends. Downturns in domestic and global economies and other factors could cause the Bancshares board of directors to consider, among other things, the elimination of or reduction in the amount and/or frequency of cash dividends paid on Bancshares’ common stock. See “Supervision and Regulation” under Item 1 of this Report for more information on restrictions on Bancshares’ ability to declare and pay dividends. Bancshares can offer no assurance that the board of directors will continue to declare or pay cash dividends in any future period.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12 of this Report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 17, 2022, the Board of Directors of the Company authorized the repurchase of up to $50,000,000 in shares of the Company’s voting common stock from time to time through December 31, 2023 (the “Repurchase Program”). The Repurchase Program enabled the Company to acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms (including quantity, timing, and price) that management determined to be advisable. Actions in connection with the repurchase program were subject to various factors, including the Company’s capital and liquidity positions, regulatory and accounting considerations, the Company’s financial and operational performance, alternative uses of capital, the trading price of the Company’s common stock, and market conditions. The repurchase program did not obligate the Company to acquire a specific dollar amount or number of shares and was subject to extension, modification, or discontinuance at any time. As of December 31, 2023, the Company had not made any purchases of shares under the Repurchase Program.
Stock Performance Graph
The stock performance graph required by Item 201(e) of Regulation S-K is incorporated into this Report by reference from Bancshares annual report to shareholders for the year ended December 31, 2023, which will be posted on the Company’s website and furnished to the SEC subsequent to the date of this Report. The stock performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following presents management’s discussion and analysis (“MD&A”) of the more significant factors that affected the Company's financial condition and results of operations for the year ended December 31, 2023 as compared to December 31, 2022. For a comparison of 2022 results to 2021 and other 2021 information not included herein, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of the 2022 Form 10-K filed with the SEC on February 23, 2023. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
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
As of December 31, 2023, the Company’s wholly owned material subsidiaries were the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”) and Canapi Advisors, LLC (“Canapi Advisors”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors provides investment advisory services to a series of funds (the “Canapi Funds”) focused on providing venture capital to new and emerging financial technology companies.
As of December 31, 2023, the Bank’s wholly owned subsidiaries were Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), Live Oak Private Wealth, LLC (“Live Oak Private Wealth”) and Tiburon Land Holdings, LLC (“TLH”). Live Oak Number One, Inc. holds properties foreclosed on by the Bank. LOCEF provides financing to entities for renewable energy applications. Live Oak Private Wealth provides high-net-worth individuals and families with strategic wealth and investment management services. During the first quarter of 2022, Jolley Asset Management, LLC (“JAM”) was merged into Live Oak Private Wealth. JAM was previously a wholly owned subsidiary of Live Oak Private Wealth. TLH holds land adjacent to the Bank's headquarters consisting of wetlands and other protected property for the use and enjoyment of the Bank's employees and customers.
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

Executive Summary
The table below sets forth selected consolidated financial data as of the dates or for the periods indicated.

	As of and for the Year Ended December 31,
	2023	2022	2021
Income Statement Data
Net income	$73,898	$176,208	$166,995
Per Common Share
Net income, diluted	$1.64	$3.92	$3.71
Dividends declared	0.12	0.12	0.12
Book value	20.23	18.41	16.39
Tangible book value (1)	20.15	18.32	16.31
Performance Ratios
Return on average assets	0.69%	1.96%	2.03%
Return on average equity	8.66	21.92	25.58
Net interest margin	3.35	3.87	3.86
Efficiency ratio (1)	70.65	55.57	50.55
Noninterest income to total revenue	24.45	42.09	35.06
Dividend payout ratio	7.20	2.99	3.10
Selected Loan Metrics
Loans and leases originated	$3,946,873	$4,007,621	$4,480,725
Outstanding balance of sold loans serviced	4,238,328	3,481,885	3,298,828
Asset Quality Ratios
Allowance for credit losses to loans and leases held for investment (2)	1.53%	1.41%	1.30%
Net charge-offs (2)	$21,373	$7,961	$3,932
Net charge-offs to average loans and leases held for investment (2) (3)	0.28%	0.14%	0.08%

Nonperforming loans and leases at historical cost (2)
Unguaranteed	$39,285	$18,784	$15,987
Guaranteed	95,678	54,608	26,546
Total	134,963	73,392	42,533
Unguaranteed nonperforming historical cost loans and leases, to loans and leases held for investment (2)	0.48%	0.27%	0.33%

Nonperforming loans at fair value (4)
Unguaranteed	$7,230	$6,678	$4,791
Guaranteed	41,244	38,212	33,471
Total	48,474	44,890	38,262
Unguaranteed nonperforming fair value loans to loans held for investment (4)	1.86%	1.35%	0.74%
Consolidated Capital Ratios
Common equity tier 1 capital (to risk-weighted assets)	11.73%	12.47%	12.38%
Tier 1 leverage capital (to average assets)	8.58	9.26	8.87
(1)See "Non-GAAP Measures" presented at the conclusion of this Item 7 for more information and a reconciliation to the most closely related GAAP measure.
(2)Loans and leases at historical cost only (excludes loans measured at fair value).
(3)Annual net charge-offs as a percentage of annual average loans and leases held for investment, at amortized cost.
(4)Loans accounted for under the fair value option only (excludes loans and leases carried at historical cost).

The following is a summary of the Company's financial highlights and events for 2023:
•Loans and leases held for sale and investment increased by $1.12 billion, or 14.2%. Total loan originations in 2023 were $3.95 billion compared to $4.01 billion in 2022, a decrease of 1.5%. Substantial loan production in 2023 was the primary driver of growth in total assets which increased to $11.27 billion at December 31, 2023 as compared to $9.86 billion at December 31, 2022, for an increase of $1.42 billion, or 14.4%.
•Supporting loan growth, total deposits increased by $1.39 billion, or 15.6%, to $10.28 billion at the end of 2023.
•Net income decreased $102.3 million, or 58.1%, from $176.2 million, or $3.92 per diluted share, to $73.9 million, or $1.64 per diluted share. This decrease was primarily the result of significant one-time gains in 2022 from the sale of two equity method investments. A detailed overview of key drivers of year over year changes in reported net income is outlined more fully in the opening to the section titled “Results of Operations.”
•The banking crisis in the spring of 2023 temporarily drove strategically higher levels of liquidity and affected the Company’s offering of products which provide depositors with FDIC insurance in excess of $250 thousand, and heightened industry attention to uninsured deposit risk. At December 31, 2023 the Company’s uninsured deposits were $1.46 billion, or 14.2%, of total deposits.
•In the second consecutive year of continued Federal Reserve rate increases, net interest margin declined to 3.35% for 2023 as compared to 3.87% for 2022. This decline in net interest margin was outpaced by 2023 loan growth which largely drove an increase in net interest income of $17.8 million, or 5.4%.
•In the third quarter of 2023, the Company changed the valuation techniques used to estimate the fair value of its servicing rights and loans measured at fair value as a result of rising interest rates and their impacts on market conditions. These revisions were made to provide estimates which the Company believes are more representative of fair value. These estimate changes were implemented as of July 1, 2023 and resulted in one-time adjustments on that date to increase the estimated value of the servicing asset by $13.7 million and loans measured at fair value by $1.3 million, or a total impact to noninterest income of $15.0 million.
•The provision for loan and lease credit losses increased $10.4 million, largely the result of significant held for investment loan growth combined with charge-off experience impacts. Total nonperforming unguaranteed loans and leases as a percentage of total loans and leases held for investment, both excluding loans measured at fair value, increased from 0.27% at the end of 2022 to 0.48% at the end of 2023. Net charge-offs as a percentage of average held for investment loans and leases carried at historical cost, for the years ended December 31, 2023 and 2022, were 0.28% and 0.14%, respectively.
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
The Company's results for 2023 demonstrated a continuation of solid growth momentum in building predictable long-term core earnings, proactive credit risk management and a resilient business model. Management continues to focus on building recurring revenue streams, promoting change within the financial technology industry, and building out selected existing verticals while adding new verticals to the Company's business model. Management anticipates that the Company's loan and lease portfolios will continue to grow as a result of its proven customer first focus combined with the continued pursuit of expanded small business lending within the SBA and other government programs as well as conventional lending.

Non-GAAP Financial Measures
Statements included in this management's discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The reconciliation of non-GAAP measures is presented at the conclusion of this Item 7.
Management believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company without regard to certain transactional activities. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as reported under GAAP, and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under GAAP. Management’s non-GAAP measures are not necessarily comparable to similarly named measures represented by other companies, as they may be calculated differently.
Results of Operations
The Company reported net income of $73.9 million, or $1.64 per diluted share, for 2023 compared to $176.2 million, or $3.92 per diluted share, for 2022.
The decrease in net income was principally due to the decrease in equity method investment income of $150.2 million, primarily a result of the aggregate $149.2 million gains included in equity method investments income in 2022 related to the sales of the Company’s investments in Finxact, Inc. (“Finxact”) and Payrailz, LLC (“Payrailz”). To a lesser extent, the decrease was also influenced by a $10.4 million increase in the provision for loan and lease credit losses, which was primarily the result of loan growth and charge-off related impacts.
Key factors partially offsetting the year-over-year decrease in net income were:
•Increase in net interest income of $17.8 million, or 5.4%, driven by increases in loan volumes, partially mitigated by a decrease in net interest margin arising from an increase in interest-bearing liabilities combined with average cost of funds outpacing the average yield on interest-earning assets;
•Increase in the loan servicing asset revaluation income of $21.5 million, principally due to the third quarter of 2023 change in valuation techniques used to estimate the fair value of servicing rights; and
•A decrease in income tax expense of $25.2 million, or 73.8%, primarily related to decreased pretax income.
Net Interest Income and Margin
Net interest income represents the difference between the income that the Company earns on interest-earning assets and the cost of interest-bearing liabilities. The Company’s net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates that the Company earns or pays on them, respectively. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.” As a bank without a branch network, the Bank gathers deposits over the Internet and in the community in which it is headquartered. Due to the nature of a branchless bank and the relatively low overhead required for deposit gathering, the rates the Bank offers are generally competitive with other digital deposit product offerings.

For 2023, net interest income increased $17.8 million, or 5.4%, to $345.3 million compared to $327.5 million for 2022. This increase was principally due to the significant growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities offset by an increase in average cost of funds which exceeded the increase in average yield on interest-earning assets. Excluding PPP loan impacts, comprised of amortization of net deferred fees combined with a 1% annualized interest rate less the related interest expense from funding activity, net interest income increased by $24.3 million. Average interest-earning assets increased by $1.84 billion, or 21.8%, to $10.30 billion for 2023, compared to $8.46 billion for 2022, while the yield on average interest-earning assets increased 143 basis points to 6.68%. The cost of funds on interest-bearing liabilities for 2023 increased 212 basis points to 3.59%, and the average balance of interest-bearing liabilities increased by $1.57 billion, or 19.6%, over 2022.
The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth as well as maintenance of the Company's target liquidity profile. As indicated in the rate/volume table below, the overall increase discussed above is reflected in increased interest income of $243.8 million outpacing growth in interest expense of $226.0 million for 2023 compared to 2022. The net interest margin decreased from 3.87% for 2022 to 3.35% for 2023.
During 2023, the Federal Reserve increased the federal funds upper target rate by 100 basis points to 5.5%. In December 2023, the Federal Reserve released its most current federal funds target rate midpoint projections which implied a decrease of the median Federal Funds rate to 4.6% by the end of 2024 and a decrease of approximately 100 basis points to 3.6% by the end of 2025. There can be no assurance that any further increases or decreases in the Federal Funds rate will occur, and if they do, the amount and timing of actual adjustments are subject to change.

Average Balances and Yields. The following table presents information regarding average balances for assets and liabilities, the total dollar amounts of interest income from average interest-earning assets, the total dollar amount of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans.

	2023			2022			2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$584,691	$29,487	5.04%	$228,866	$3,465	1.51%	$407,474	$920	0.23%
Federal funds sold	34,529	1,624	4.70	109,473	2,796	2.55	18,714	22	0.12
Investment securities	1,237,458	33,497	2.71	995,481	19,667	1.98	797,426	12,533	1.57
Loans held for sale	539,197	48,235	8.95	952,606	58,943	6.19	1,111,216	60,044	5.40
Loans and leases held for investment (1)	7,905,875	575,432	7.28	6,174,763	359,602	5.82	5,350,055	287,694	5.38
Total interest-earning assets	10,301,750	688,275	6.68	8,461,189	444,473	5.25	7,684,885	361,213	4.70
Less: Allowance for credit losses on loans and leases	(110,855)			(67,234)			(54,975)
Noninterest-earning assets	493,968			576,524			592,237
Total assets	$10,684,863			$8,970,479			$8,222,147
Interest-bearing liabilities:
Interest-bearing checking	$231,413	$12,718	5.50%	$—	$—	—%	$76,714	$442	0.58%
Savings	4,428,306	171,151	3.86	3,903,151	57,740	1.48	3,077,933	16,667	0.54
Money market accounts	125,279	721	0.58	100,684	303	0.30	103,078	300	0.29
Certificates of deposit	4,695,161	155,617	3.31	3,849,203	56,992	1.48	3,181,591	42,331	1.33
Total deposits	9,480,159	340,207	3.59	7,853,038	115,035	1.46	6,439,316	59,740	0.92
Other borrowings	61,743	2,763	4.48	122,946	1,937	1.58	1,007,596	4,688	0.47
Total interest-bearing liabilities	9,541,902	342,970	3.59	7,975,984	116,972	1.47	7,446,912	64,428	0.87
Noninterest-bearing deposits	215,327			125,062			77,104
Noninterest-bearing liabilities	74,046			65,619			45,424
Shareholders' equity	853,588			803,814			652,707
Total liabilities and shareholders' equity	$10,684,863			$8,970,479			$8,222,147
Net interest income and interest rate spread		$345,305	3.09%		$327,501	3.78%		$296,785	3.83%
Net interest margin			3.35%			3.87%			3.86%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.96%			106.08%			103.20%
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

	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$14,356	$11,666	$26,022	$4,099	$(1,554)	$2,545
Federal funds sold	1,547	(2,719)	(1,172)	1,562	1,212	2,774
Investment securities	8,165	5,665	13,830	3,621	3,513	7,134
Loans held for sale	20,573	(31,281)	(10,708)	8,091	(9,192)	(1,101)
Loans and leases held for investment	102,422	113,408	215,830	25,720	46,188	71,908
Total interest income	147,063	96,739	243,802	43,093	40,167	83,260
Interest expense:
Interest-bearing checking	—	12,718	12,718	—	(442)	(442)
Savings	99,378	14,033	113,411	32,735	8,338	41,073
Money market accounts	310	108	418	10	(7)	3
Certificates of deposit	78,343	20,282	98,625	5,277	9,384	14,661
Other borrowings	2,678	(1,852)	826	6,276	(9,027)	(2,751)
Total interest expense	180,709	45,289	225,998	44,298	8,246	52,544
Net interest income	$(33,646)	$51,450	$17,804	$(1,205)	$31,921	$30,716
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
For 2023, the provision for loan and lease credit losses was $51.3 million compared to $40.9 million in 2022, an increase of $10.4 million. The 2023 increase in provision was primarily the result of loan growth and charge-off related impacts.
Loans and leases held for investment at historical cost were $8.25 billion as of December 31, 2023, an increase of $1.40 billion, or 20.4%, compared to December 31, 2022.
Net charge-offs for loans and leases carried at historical cost were $21.4 million, or 0.28% of average loans and leases held for investment at amortized cost, excluding loans measured at fair value, for 2023, compared to net charge-offs of $8.0 million, or 0.14%, for 2022, an increase of $13.4 million, or 168.5%. The increase in net charge-offs for 2023 was primarily isolated to six relationships. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.
In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $7.2 million and $6.7 million accounted for under the fair value option at December 31, 2023 and 2022, respectively, totaled $39.3 million, which was 0.48% of the held for investment loan and lease portfolio carried at historical cost at December 31, 2023, compared to $18.8 million, or 0.27% of loans and leases held for investment carried at historical cost at December 31, 2022.

Noninterest Income
Noninterest income is principally comprised of net gains from the sale of SBA and USDA-guaranteed loans along with servicing revenue and related revaluation of the servicing asset. Revenue from the sale of loans depends upon the volume, maturity structure and rates of underlying loans as well as the pricing and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing asset revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Net (loss) gain on loans accounted for under the fair value option is also significantly impacted by changes in market rates, prepayment speeds and inherent credit risk. Other less consistent elements of noninterest income include gains and losses on investments.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,			2022/2023 Increase (Decrease)		2021/2022 Increase (Decrease)
	2023	2022	2021	Amount	Percent	Amount	Percent
Noninterest income
Loan servicing revenue	$27,399	$25,359	$25,219	$2,040	8.0%	$140	0.6%
Loan servicing asset revaluation	4,886	(16,577)	(11,726)	21,463	129.5	(4,851)	(41.4)
Net gains on sales of loans	46,545	43,244	67,280	3,301	7.6	(24,036)	(35.7)
Net (loss) gain on loans accounted for under the fair value option	(3,539)	1,046	4,257	(4,585)	(438.3)	(3,211)	(75.4)
Equity method investments (loss) income	(5,994)	144,250	(1,716)	(150,244)	(104.2)	145,966	8,506.2
Equity security investments (losses) gains, net	(969)	3,355	44,752	(4,324)	(128.9)	(41,397)	(92.5)
Lease income	10,007	10,084	10,263	(77)	(0.8)	(179)	(1.7)
Management fee income	13,324	10,090	6,378	3,234	32.1	3,712	58.2
Other noninterest income	20,074	17,141	15,493	2,933	17.1	1,648	10.6
Total noninterest income	$111,733	$237,992	$160,200	$(126,259)	(53.1)%	$77,792	48.6%
Years ended December 31, 2023 vs. 2022
For 2023, noninterest income decreased by $126.3 million, or 53.1%, compared to 2022. The decrease over the prior year is primarily a result of the aggregate $149.2 million in Finxact and Payrailz gains included in equity method investments income in 2022. To a lesser extent, the decrease was also influenced by a $4.6 million negative change in net losses on loans accounted for under the fair value option and decreased equity security investments gains of $4.3 million. Partially offsetting the decrease over 2022 was an increased net gain of $21.5 million related to the loan servicing asset revaluation combined with increased net gains on sales of loans of $3.3 million and a $3.2 million increase in management fee income generated by Canapi Advisors. Canapi Advisors is included in the Company's Fintech segment.
The tables below reflect loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold that are being serviced. These components are key drivers of the Company's noninterest income.

	Three months ended December 31,		Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Amount of loans and leases originated	$981,703	$1,177,688	$1,073,255	$1,005,235	$861,033	$959,635	$1,030,882	$865,063
Guaranteed portions of loans sold	239,066	144,258	225,585	148,110	245,074	68,818	167,826	219,703
Outstanding balance of guaranteed loans sold (1)	2,986,959	2,668,110	2,909,343	2,671,705	2,808,200	2,681,079	2,695,757	2,786,403

	Years ended December 31,
	2023	2022	2021	2020	2019
Amount of loans and leases originated	$3,946,873	$4,007,621	$4,480,725	$4,450,198	$2,001,886
Guaranteed portions of loans sold	877,551	580,889	668,462	542,596	340,374
Outstanding balance of guaranteed loans sold (1)	2,986,959	2,668,110	2,756,915	2,819,625	2,746,480
(1)This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Asset Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, ancillary income, prepayment speeds and default rates and losses, with the prepayment speed and discount rate being the most sensitive assumptions. For 2023, there was a net gain on loan servicing asset revaluation of $4.9 million compared to a net loss of $16.6 million for 2022, resulting in a positive change of $21.5 million, or 129.5%. The increase in the valuation of the servicing asset compared to 2022 was principally the result of the third quarter of 2023 change in valuation techniques used to estimate the fair value of servicing rights with a one-time positive adjustment of $13.7 million as a result of rising interest rates and their impacts on market conditions.
Net Gains on Sales of Loans: For 2023, net gains on sales of loans increased $3.3 million, or 7.6%, compared to 2022. The volume of guaranteed loans sold increased $296.7 million, or 51.1%, over 2022 while the average net gain on loan sale premium decreased from 108% to 105% in 2022 and 2023, respectively. The increase in net gains on sales of loans over 2022 was principally the result of higher loan sale volume.
Net (Loss) Gain on Loans Accounted for Under the Fair Value Option: For 2023, the Company had a net loss on loans accounted for under the fair value option of $3.5 million compared to a net gain of $1.0 million for 2022, a negative change of $4.6 million. The carrying amount of loans accounted for under the fair value option at December 31, 2023 and 2022 was $388.0 million (all classified as held for investment) and $494.5 million (all classified as held for investment), respectively, a decrease of $106.4 million, or 21.5%. The incremental net loss on loans accounted for under the fair value option compared to both prior periods was largely the result of negative market trends between the comparative periods.
Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee-related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Years Ended December 31,			2022/2023 Increase (Decrease)		2021/2022 Increase (Decrease)
	2023	2022	2021	Amount	Percent	Amount	Percent
Noninterest expense
Salaries and employee benefits	$175,052	$170,822	$124,932	$4,230	2.5%	$45,890	36.7%
Non-employee expenses:
Travel expense	8,922	8,499	5,809	423	5.0	2,690	46.3
Professional services expense	7,737	11,737	15,135	(4,000)	(34.1)	(3,398)	(22.5)
Advertising and marketing expense	12,559	10,543	5,002	2,016	19.1	5,541	110.8
Occupancy expense	8,490	11,088	8,423	(2,598)	(23.4)	2,665	31.6
Technology expense	31,858	28,434	22,648	3,424	12.0	5,786	25.5
Equipment expense	14,997	15,120	14,869	(123)	(0.8)	251	1.7
Other loan origination and maintenance expense	14,804	13,168	13,529	1,636	12.4	(361)	(2.7)
Renewable energy tax credit investment impairment	14,644	16,217	3,187	(1,573)	(9.7)	13,030	408.8
FDIC insurance	16,670	9,756	7,070	6,914	70.9	2,686	38.0
Contributions and donations	—	6,462	2,331	(6,462)	(100.0)	4,131	177.2
Other expense	17,152	12,380	8,052	4,772	38.5	4,328	53.8
Total non-employee expenses	147,833	143,404	106,055	4,429	3.1	37,349	35.2
Total noninterest expense	$322,885	$314,226	$230,987	$8,659	2.8%	$83,239	36.0%
Total noninterest expense for 2023 increased $8.7 million, or 2.8%, compared to 2022. The increase in noninterest expense was predominately driven by the following items.
Salaries and employee benefits: Total personnel expense for 2023 increased by $4.2 million, or 2.5%, compared to 2022. The increase in salaries and employee benefits was principally related to continued investment in human resources to support strategic and growth initiatives. Total full-time equivalent employees decreased from 970 at December 31, 2022 to 952 at December 31, 2023, however, average full-time equivalent employees for 2023 was 966 as compared to 887 for 2022. Salaries and employee benefits expense included $17.9 million of stock-based compensation for 2023, compared to $20.3 million for 2022. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Professional services expense: Professional services expense decreased $4.0 million, or 34.1%, compared to 2022. This decrease was due to lower levels of legal fees combined with an insurance recovery of $1.3 million in 2023 related to previously expensed legal fees.
Technology expense: Technology expense increased $3.4 million, or 12.0%, compared to 2022. This increase was primarily related to enhanced investments in the Company’s technology resources.
FDIC insurance: FDIC insurance increased $6.9 million, or 70.9%, compared to 2022. This is largely the result of a one-time increase in insurance assessment rates effective in 2023, combined with the ongoing growth in total consolidated assets at the Company.
Contributions and donations: For 2023, contributions and donations expense decreased $6.5 million, or 100.0%, compared to 2022. This decrease is principally related to a special charitable donation during the second quarter of 2022 of $5.0 million made in connection with the earlier discussed Finxact gain.
Other expense: Other expenses increased $4.8 million, or 38.5%, compared to 2022. This increase is largely related to $2.5 million in increased levels of provision for unfunded commitment reserves, principally a product of refinements in estimation assumptions in the first quarter of 2023.

Income Tax Expense
Income tax expense and related effective tax rate in 2023 was $8.9 million and 10.8% compared to $34.1 million and 16.2% in 2022. The Company's renewable energy investments generated federal investment tax credits of $16.4 million in both 2023 and 2022, which reduced its effective tax rate for both years. The lower effective tax rate of 10.8% for 2023 was principally due lower pretax income in 2023 relative to consistent levels of renewable energy tax credits in both 2023 and 2022.
Results of Segment Operations
The Company’s operations are managed along two primary operating segments: Banking and Fintech. A description of each segment and the methodologies used to measure financial performance is described in Note 15. Segments in the accompanying notes to the consolidated financial statements. Net income (loss) by operating segment is presented below:

	Years ended December 31,
	2023	2022	2021
Banking	$82,796	$71,937	$145,662
Fintech	(3,156)	109,692	27,667
Other	(5,742)	(5,421)	(6,334)
Consolidated net income	$73,898	$176,208	$166,995
Banking
Net income increased $10.9 million, or 15.1%, compared to 2022. Key factors influencing these changes are discussed below.
For 2023, net interest income increased $16.9 million, or 5.1%, compared to 2022. See above section captioned “Net Interest Income and Margin” as it is principally related to the Banking segment.
The provision for loan and lease credit losses for 2023 increased $10.4 million, or 25.4%, over 2022. See the analysis of provision for loan and lease credit losses included in the above section captioned “Provision for Loan and Lease Credit Losses” as it is entirely related to the Banking segment.
Noninterest income increased $20.5 million, or 25.4%, over 2022. This increase was principally driven by an incremental net gain on the loan servicing asset revaluation. Also contributing to the increase was higher net gains on sales of loans. Partially offsetting the increased noninterest income was incremental net losses on loans accounted for under the fair value option. See the analysis of these categories of noninterest income included in the above section captioned “Noninterest Income” for additional discussion.
Noninterest expense increased $6.8 million, or 2.3%, compared to 2022. See the analysis of these categories of noninterest expense included in the above section captioned “Noninterest Expense” for additional discussion.
Income tax expense increased $9.3 million compared to 2022. This was primarily the result of a higher level of pretax income.
Fintech
Net income decreased by $112.8 million over 2022. The decrease was principally due to equity method investment gains of $28.4 million and $120.8 million from the sale of Payrailz and Finxact, respectively.
Income tax expense decreased $35.0 million, compared to 2022. This decrease is a product of the above discussed decrease in Fintech segment income.

Discussion and Analysis of Financial Condition
Total assets at December 31, 2023 were $11.27 billion, an increase of $1.42 billion, or 14.4%, compared to total assets of $9.86 billion at December 31, 2022. The growth in total assets was principally driven by the following:
•Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, combined with investment securities available-for-sale was $1.71 billion at December 31, 2023, an increase of $277.3 million, or 19.4%, compared to $1.43 billion at December 31, 2022. This increase reflects growing deposit levels combined with maintenance of the Company's targeted liquidity profile.
•Growth in total loans and leases held for investment and held for sale of $1.12 billion resulting from strong origination activity in 2023 of $3.95 billion.
Total deposits were $10.28 billion at December 31, 2023, an increase of $1.39 billion, or 15.6%, from $8.88 billion at December 31, 2022. The increase in total deposits from the prior period was to support growth in the loan and lease portfolio combined with strong deposit inflows.
Borrowings decreased to $23.4 million at December 31, 2023 from $83.2 million at December 31, 2022. This decrease was principally due to paying off the Company’s Fed Funds line of credit in the first quarter of 2023. See Note 8. Borrowings in the accompanying notes to the consolidated financial statements for a discussion of current sources of available debt capacity.
Shareholders’ equity at December 31, 2023 was $902.7 million as compared to $811.0 million at December 31, 2022. The book value per share was $20.23 at December 31, 2023 compared to $18.41 at December 31, 2022. Average equity to average assets was 8.0% for the year ended December 31, 2023 compared to 9.0% for the year ended December 31, 2022. The increase in shareholders’ equity for 2023 was principally the result of $73.9 million in net income and stock-based compensation expense of $17.9 million and other comprehensive income associated with positive market impacts on the Company’s available-for-sale investment portfolio of $7.6 million.
Regulatory Impact of Asset Growth
General. In the first quarter of 2023, the Company and the Bank each first exceeded $10 billion in total assets. As of December 31, 2023, the Company and the Bank each had total assets of $11.27 billion and $11.21 billion, respectively, ending their first four consecutive quarters of reported assets in excess of $10 billion. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies and banks with $10 billion or more in total consolidated assets.
Consumer Financial Laws. Under the Dodd-Frank Act, the Consumer Financial Protection Bureau (CFPB) has near-exclusive supervision authority, including examination authority, to assess compliance with federal consumer financial laws for a bank and its affiliates if the bank has total assets of more than $10 billion. This provision becomes applicable to a bank following the fourth consecutive quarter where the total assets of the bank, as reported in its quarterly Call Report, exceed $10 billion and afterwards remains applicable to the bank unless the bank has reported total assets of $10 billion or less in its quarterly Call Report for four consecutive quarters. This provision is expected to be applicable to the Bank in the first quarter of 2024.

Deposit Insurance Assessments. Also under the Dodd-Frank Act, the DIF reserve ratio was increased from 1.15 percent to 1.35 percent and the FDIC is required, in setting deposit insurance assessments, to offset the effect of the increase on institutions with assets of less than $10 billion, which results in institutions with assets greater than $10 billion paying higher assessments. In addition, following the fourth consecutive quarter where the total assets of a bank exceeds $10 billion, as reported in its quarterly Call Report, the FDIC utilizes a different method for determining deposit insurance assessments. This large bank method is based on a bank’s ability to withstand asset- and funding-related stress, its regulatory ratings, and potential losses to the FDIC in the event of the bank’s failure, subject to discretionary adjustments by the FDIC. The Bank expects to become subject to the large bank method for determining its deposit insurance assessments in 2024.

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

Limits on Interchange Fees. The Durbin Amendment to the Dodd-Frank Act gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more, as of December 31 of the preceding calendar year, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. The Bank exceeded $10 billion in assets at December 31, 2023. This will trigger a reduction of annual pre-tax income from debit card interchange fees beginning July 1, 2024. Additional information regarding the Durbin Amendment is presented in Item 1A. Risk Factors.
Loans Held for Sale & Serviced Portfolio
Any loan or portion of a loan that the Company has the intent and ability to sell is classified as held for sale. The average age of the held for sale portfolio as of December 31, 2023 was 10.9 months from origination date. Approximately 12.1% of the current held for sale portfolio is older than two years. The majority of held for sale loans over one year old are composed of construction loans or other loans that have yet to fully fund. Construction loans typically have extended build out periods that inherently result in longer lead times between origination and the ultimate sale date. Approximately 19.8% of the held for sale portfolio is aged between one and two years.
As of December 31, 2023 and 2022, the cumulative total outstanding balance of loans sold since May 2007 totaled $4.24 billion and $3.48 billion, respectively. The Company generally continues to service loans after the date of sale. As of December 31, 2023 and 2022, the total outstanding balance of loans and leases, including those serviced for others, was $13.28 billion and $11.38 billion, respectively.
Loan and Lease Maturity
As of December 31, 2023, $10.60 billion, or 79.8%, of the total outstanding balance of loans and leases, including those at fair value and those serviced for others, were variable rate loans that adjust at specified dates based on the prime lending rate or other variable indices. As of December 31, 2023, $5.97 billion, or 45.0%, of total outstanding balance of loans and leases, including those at fair value and those serviced for others, were variable rate loans that adjust on either a calendar monthly or calendar quarterly basis using the prime lending rate or other variable indices.
At December 31, 2023, 81.5%, or $7.38 billion, of the combined held for sale and held for investment loan and lease portfolio, including those at fair value, were composed of variable rate loans.

At December 31, 2023, $2.70 billion, or 31.2%, of loans held for investment, including those at fair value, matures in less than five years. Loans and leases maturing in greater than five years total $5.96 billion of the total $8.66 billion. The variable rate portion of the total held for investment loans and leases, excluding PPP loans, is 81.4%, which reflects the Company’s strategy to minimize interest rate risk through the use of variable rate products.

	At December 31, 2023
	Remaining Contractual Maturity of Total Held for Investment Loans and Leases
	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total (1)
Fixed rate loans and leases:
Commercial & Industrial
Small Business Banking	$2,213	$154,221	$217,652	$2,925	$377,011
Specialty Lending	11,377	321,002	5,213	3,783	341,375
Energy & Infrastructure	19,057	10,249	69,164	111,982	210,452
Paycheck Protection Program	—	4,853	742	—	5,595
Total	32,647	490,325	292,771	118,690	934,433
Construction & Development
Small Business Banking	145	4,989	8	10,317	15,459
Specialty Lending	—	5,256	—	—	5,256
Total	145	10,245	8	10,317	20,715
Commercial Real Estate
Small Business Banking	6,500	70,563	30,491	141,115	248,669
Specialty Lending	—	83,439	1,398	5,549	90,386
Energy & Infrastructure	—	14,742	—	116	14,858
Total	6,500	168,744	31,889	146,780	353,913
Commercial Land
Small Business Banking	9,504	186,912	75,820	35,441	307,677
Total	9,504	186,912	75,820	35,441	307,677
Total fixed rate loans and leases	48,796	856,226	400,488	311,228	1,616,738
Variable rate loans and leases:
Commercial & Industrial
Small Business Banking	8,996	148,099	1,657,019	85,926	1,900,040
Specialty Lending	109,294	620,555	67,536	562	797,947
Energy & Infrastructure	186,128	30,222	156,533	312,608	685,491
Total	304,418	798,876	1,881,088	399,096	3,383,478
Construction & Development
Small Business Banking	6,167	11,103	23,518	358,846	399,634
Specialty Lending	—	42,163	—	—	42,163
Energy & Infrastructure	—	7,541	—	—	7,541
Total	6,167	60,807	23,518	358,846	449,338
Commercial Real Estate
Small Business Banking	30,437	77,903	342,783	1,893,143	2,344,266
Specialty Lending	88,019	340,231	5,109	—	433,359
Energy & Infrastructure	—	56,416	32,023	76,138	164,577
Total	118,456	474,550	379,915	1,969,281	2,942,202
Commercial Land
Small Business Banking	4,172	27,165	99,278	133,494	264,109
Total	4,172	27,165	99,278	133,494	264,109
Total variable rate loans and leases	433,213	1,361,398	2,383,799	2,860,717	7,039,127
Total held for investment loans and leases	$482,009	$2,217,624	$2,784,287	$3,171,945	$8,655,865
(1)Excludes retained loan discount and net deferred costs.

Commercial Real Estate

Commercial real estate loans as indicated by the FDIC include loans secured by the following: construction, land development, multifamily property and nonfarm, nonresidential real property. The following table provides information with respect to commercial real estate loans as of December 31, 2023.

	Guaranteed	Unguaranteed	Total (1)
Held for Investment Loans:
Owner Occupied
Small Business Banking	$1,145,306	$989,029	$2,134,335
Specialty Lending	—	87,922	87,922
Energy & Infrastructure	9,517	20,584	30,101
Total	1,154,823	1,097,535	2,252,358
Non-Owner Occupied
Small Business Banking	370,304	380,028	750,332
Specialty Lending	—	482,146	482,146
Energy & Infrastructure	35,416	122,899	158,315
Total	405,720	985,073	1,390,793
Total Held for Investment Commercial Real Estate	$1,560,543	$2,082,608	$3,643,151
Held for Sale Loans:
Owner Occupied
Small Business Banking	$62,242	$—	$62,242
Total	62,242	—	62,242
Non-Owner Occupied
Small Business Banking	121,399	—	121,399
Energy & Infrastructure	891	—	891
Total	122,290	—	122,290
Total Held for Sale Commercial Real Estate	$184,532	$—	$184,532
Total Commercial Real Estate Loans	$1,745,075	$2,082,608	$3,827,683
% of Total Commercial Real Estate Loans	45.6%	54.4%	100.0%
(1)Excludes retained loan discount and net deferred costs.
Asset Quality
Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Audit Committee of the Board of Directors.
Nonperforming Assets
The Bank places loans and leases on nonaccrual status when they become 90 days past due as to principal or interest payments, or prior to that if management has determined based upon current information available to them that the timely collection of principal or interest is not probable. When a loan or lease is placed on nonaccrual status, any interest previously accrued as income but not actually collected is reversed and recorded as a reduction of loan or lease interest and fee income. Typically, collections of interest and principal received on a nonaccrual loan or lease are applied to the outstanding principal as determined at the time of collection of the loan or lease. The Company adopted ASU 2022-02 on January 1, 2023. Accordingly, the prior period discussed below has been adjusted to exclude previously disclosed troubled debt restructurings for comparative purposes. See Note 1. Organization and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements for additional information about the adoption of ASU 2022-02.

Total nonperforming assets, including loans measured at fair value, at December 31, 2023 were $192.2 million, which represented a $71.8 million, or 59.6%, increase from December 31, 2022. These nonperforming assets, at December 31, 2023 were comprised of $185.7 million in nonaccrual loans and leases and $6.5 million in foreclosed assets. Of the $192.2 million of nonperforming assets, $141.0 million carried a government guarantee, leaving an unguaranteed exposure of $51.2 million in total nonperforming assets at December 31, 2023. This represents an increase of $25.1 million, or 96.6%, from an unguaranteed exposure of $26.0 million at December 31, 2022.
The following table provides information with respect to nonperforming assets, excluding loans measured at fair value, at the dates indicated.

	2023 (1)	2022 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$134,963	$73,392
Foreclosed assets	6,481	—
Total nonperforming assets	$141,444	$73,392
Allowance for credit losses on loans and leases	$125,840	$96,566
Total nonperforming loans and leases to total loans and leases held for investment	1.64%	1.07%
Total nonperforming loans and leases to total assets	1.24%	0.78%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.53%	1.41%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	93.24%	131.58%
(1)Excludes loans measured at fair value.

	2023 (1)	2022 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S. government (all on nonaccrual)	$95,678	$54,608
Foreclosed assets guaranteed by the U.S. government	3,670	—
Total nonperforming assets guaranteed by the U.S. government	$99,348	$54,608
Allowance for credit losses on loans and leases	$125,840	$96,566
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.48%	0.27%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.36%	0.20%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S government	320.33%	514.09%
(1)Excludes loans measured at fair value.
Nonperforming assets, excluding loans measured at fair value, at December 31, 2023 were $141.4 million, which represented a $68.1 million, or 92.7%, increase from December 31, 2022. These nonperforming assets, at December 31, 2023 were comprised of $135.0 million in nonaccrual loans and leases and $6.5 million in foreclosed assets. Of the $141.4 million of nonperforming assets, $99.3 million carried a government guarantee, leaving an unguaranteed exposure of $42.1 million in total nonperforming assets at December 31, 2023. This represents an increase of $23.3 million, or 124.1%, from an unguaranteed exposure of $18.8 million at December 31, 2022.
See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding the change in total nonperforming loans and leases.
As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 14.6% at December 31, 2023, compared to 9.0% at December 31, 2022. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratio at December 31, 2023 and 2022 was 4.3% and 2.3%, respectively.

As of December 31, 2023, and December 31, 2022, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $785.2 million and $424.7 million, respectively. The following is a discussion of these loans and leases. Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases. For a complete description of the risk grading system, see “Credit Quality Indicators” in Note 3 to the notes to consolidated financial statements. At December 31, 2023, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $344.8 million and total portfolio unguaranteed exposure risk was $440.3 million, or 8.3% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2022 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $195.8 million and total portfolio unguaranteed exposure risk was $228.9 million, or 5.5% of total held for investment unguaranteed exposure carried at historical cost.
As of December 31, 2023 and December 31, 2022, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases:

As of December 31, 2023		As of December 31, 2022
Vertical	% of Criticized and Classified Loans and Leases	Vertical	% of Criticized and Classified Loans and Leases
Senior Housing	16.5%	Wine & Craft Beverage	11.5%
Bioenergy	14.4%	General Lending	10.3%
General Lending	12.2%	Senior Housing	10.2%
Search Fund Lending	8.6%	Search Fund Lending	7.8%
Wine & Craft Beverage	5.6%	Healthcare	6.4%
Healthcare	3.9%	Hotels	5.9%
Hotels	3.3%	Fitness Centers	5.1%
Self Storage	3.3%	Agriculture	4.5%
Senior Care	3.2%	Senior Care	4.0%
% of Total Criticized and Classified Loans	71.0%	% of Total Criticized and Classified Loans	65.7%
Of the above listed verticals, Senior Housing is within the Company’s Specialty Lending division while Hotels and Bioenergy are within the Energy & Infrastructure division, the remainder of the above listed verticals are within the Small Business Banking division. The majority of the $360.5 million increase in potential problem and classified loans and leases in 2023 was comprised of increased levels of Risk Grade 5 loans and leases, as discussed below. The Company believes that its underwriting and credit quality standards have remained high and continues to consider changing economic conditions in a rising interest rate environment.
Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term. At December 31, 2023, the Company had a total of $37.2 million in loans modified in 2023 to borrowers experiencing financial difficulty, all of which remained current with $14.6 million on principal payment deferral.
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. At December 31, 2023, and December 31, 2022, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $599.2 million and $286.5 million, respectively, for a year-over-year increase of $312.7 million. Relative to total held for investment unguaranteed exposure carried at historical cost at December 31, 2022 and 2023, unguaranteed Risk Grade 5 loans and leases increased from 4.1% to 6.9%, respectively.

The largest year-over-year changes in Risk Grade 5 loans and leases carried at historical cost were within the following verticals:

December 31, 2023 vs. 2022 Increase (Decrease)
Vertical	$	%
Bioenergy	$113,065	37.9%
Senior Housing	73,722	24.7
General Lending	25,852	8.7
Search Fund Lending	25,004	8.4
Self Storage	16,045	5.4
Government Contracting	15,301	5.1
Asset Based Lending	14,677	4.9
Hotels	9,709	3.3
Senior Care	9,527	3.2
Health Care	8,153	2.7
Broadband	(12,352)	(4.1)
Wine Craft Beverage	(11,927)	(4.0)
Entertainment Centers	(11,435)	(3.8)
Total of largest changes in RG 5 loans and leases	$275,341	92.4%
The increase in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during 2023 was principally confined to ten verticals, as reflected above. The increase in Risk Grade 5 loans in 2023 was largely a result of softer than expected starts for new projects in certain verticals due to delays in both construction completion and ramp up time, stemming from downstream effects of pandemic-related impacts. Of the above listed verticals, Senior Housing, Asset-Based Lending and Government Contracting are within the Company’s Specialty Lending division while Hotels and Bioenergy are within the Energy & Infrastructure division, the remainder of the above listed verticals are within the Small Business Banking division.
At December 31, 2023, approximately 99.3% of loans and leases classified as Risk Grade 5 are performing with no relationships having payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio. As government payment assistance began to expire toward the end of 2020, borrowers with continuing difficulties arising from the pandemic were provided additional relief through payment deferrals. At December 31, 2023, the Company had $11.0 million in unguaranteed loans on SBA payment assistance.
Allowance for Credit Losses on Loans and Leases
The ACL of $96.6 million at December 31, 2022, increased by $29.3 million, or 30.3%, to $125.8 million at December 31, 2023. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.5% and 1.4% at December 31, 2023 and 2022, respectively. The increase in the ACL during 2023 was primarily due to significant loan growth combined with charge-off related impacts, as addressed more fully in the above section captioned “Provision for Loan and Lease Credit Losses” in “Results of Operations.”

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have increased by $65.7 million since December 31, 2022. Total loans and leases 90 or more days past due increased $68.2 million, or 120.6%, compared to December 31, 2022. This increase was comprised of a $24.0 million increase in unguaranteed exposure combined with a $44.2 million increase in the guaranteed portion of past due loans compared to December 31, 2022. At December 31, 2023 and December 31, 2022, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 0.8% and 0.7%, respectively. Total unguaranteed loans and leases past due were comprised of $37.6 million carried at historical cost, an increase of $16.4 million, and $9.8 million measured at fair value, an increase of $237 thousand, as of December 31, 2023 compared to December 31, 2022. Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $125.8 million at December 31, 2023 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not prove to be accurate. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 3. Loans and Leases Held for Investment and Credit Quality of the consolidated financial statements in this report.
The following table sets forth the breakdown of the allowance for credit losses on loans and leases carried at historical cost by category at the dates indicated.

	2023				2022
	Allowance	Total Loans and Leases (1)	% of Total Allowance	% of Total Loans and Leases (1)	Allowance	Total Loans and Leases (1)	% of Total Allowance	% of Total Loans and Leases (1)
Commercial & Industrial
Small Business Banking	$49,120	$2,125,163	39.0%	25.7%	$41,481	$2,025,983	43.0%	29.6%
Specialty Lending	25,807	1,131,493	20.5	13.7	17,216	754,271	17.8	11.0
Energy & Infrastructure	12,646	849,757	10.0	10.3	6,278	423,529	6.5	6.2
Paycheck Protection Program	8	5,595	—	0.1	20	13,134	—	0.2
Total	87,581	4,112,008	69.6	49.7	64,995	3,216,917	67.3	47.0
Construction & Development
Small Business Banking	3,320	415,094	2.6	5.0	2,860	472,743	3.0	6.9
Specialty Lending	1,207	47,419	1.0	0.6	2,038	104,069	2.1	1.5
Energy & Infrastructure	190	7,541	0.2	0.1	203	13,753	0.2	0.2
Total	4,717	470,054	3.7	5.7	5,101	590,565	5.3	8.6
Commercial Real Estate
Small Business Banking	14,743	2,465,576	11.7	29.8	14,608	2,167,515	15.1	31.6
Specialty Lending	10,754	523,744	8.5	6.3	4,233	306,785	4.4	4.5
Energy & Infrastructure	3,367	161,685	2.7	2.0	4,060	139,778	4.2	2.0
Total	28,864	3,151,005	22.9	38.1	22,901	2,614,078	23.7	38.1
Commercial Land
Small Business Banking	4,678	534,762	3.7	6.5	3,569	432,594	3.7	6.3
Total	4,678	534,762	3.7	6.5	3,569	432,594	3.7	6.3
Total	$125,840	$8,267,829	100.0%	100.0%	$96,566	$6,854,154	100.0%	100.0%
(1)Excludes loans measured at fair value.

Analysis of Loan and Lease Loss Experience. The following table sets forth an analysis of net charge-offs for loans and leases carried at historical cost to average total loans and leases, carried at historical cost, by category for the years indicated.

	2023			2022			2021
	Net Charge-offs (1)	Average Total Loans & Leases (1)(2)	% of Average Total Loans & Leases (1)(2)	Net Charge-offs (1)	Average Total Loans & Leases (1)(2)	% of Average Total Loans & Leases (1)(2)	Net Charge-offs (1)	Average Total Loans & Leases (1)(2)	% of Average Total Loans & Leases (1)(2)
Commercial & Industrial
Small Business Banking	$13,705	$2,086,469	0.7%	$5,423	$1,634,074	0.3%	$2,740	$1,073,328	0.3%
Specialty Lending	7,966	1,002,418	0.8	1,383	580,940	0.2	—	247,856	—
Energy & Infrastructure	—	564,070	—	411	350,910	0.1	—	167,521	—
Paycheck Protection Program	—	8,283	—	5	81,250	—	—	939,205	—
Total	21,671	3,661,240	0.6	7,222	2,647,174	0.3	2,740	2,427,910	0.1
Construction & Development
Small Business Banking	—	274,777	—	(3)	271,596	—	262	169,530	0.2
Specialty Lending	—	41,230	—	—	72,996	—	—	19,120	—
Energy & Infrastructure	—	6,914	—	—	12,751	—	—	45,639	—
Total	—	322,921	—	(3)	357,343	—	262	234,289	0.1
Commercial Real Estate
Small Business Banking	1,416	2,463,238	0.1	489	1,904,876	—	664	1,403,403	—
Specialty Lending	—	448,958	—	—	214,760	—	254	92,888	0.3
Energy & Infrastructure	(1,714)	134,959	(1.3)	(388)	120,783	(0.3)	—	127,456	—
Total	(298)	3,047,155	—	101	2,240,419	—	918	1,623,747	0.1
Commercial Land
Small Business Banking	—	505,692	—	641	422,886	0.2	12	377,967	—
Total	—	505,692	—	641	422,886	0.2	12	377,967	—
Total	$21,373	$7,537,008	0.3%	$7,961	$5,667,822	0.1%	$3,932	$4,663,913	0.1%
(1)Excludes loans measured at fair value.
(2)Average loans and leases held for investment, at amortized cost.
Investment Securities
Investment securities totaled $1.13 billion at December 31, 2023, an increase of $111.4 million, or 11.0%, compared to $1.01 billion at December 31, 2022. The increase in the investment portfolio for 2023 was to support earnings through additional yield compared to cash alternatives, continue to provide a contingent funding source and act as a mechanism to manage the Company’s interest rate risk. This also included purchases of $206.9 million in mortgage-backed securities, including $14.7 million for purposes of complying with the Community Reinvestment Act and purchases of $32.1 million in collateralized mortgage obligations to increase yield and duration.
The investment securities portfolio consists entirely of available-for-sale securities. The Company purchases securities for the investment securities portfolio to manage interest rate risk, ensure a stable source of liquidity and to provide a steady source of income in excess of cost of funds.
At December 31, 2023, the modified duration of the overall available-for-sale securities portfolio was approximately 6.45 years.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2023. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the tables below.

	Total Amortized Cost	Within One Year		After One to Five Years		After Five to Ten Years		After Ten Years
		Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. government securities	$17,809	$3,000	3.54%	$12,430	3.77%	$2,379	3.11%	$—	—%
Mortgage-backed securities	1,216,624	12,358	4.89	179,740	2.70	240,665	2.79	783,861	2.70
Municipal bonds	3,200	—	—	—	—	3,103	4.50	97	5.22
Other debt securities	—	—	—	—	—	—	—	—	—
Total securities	$1,237,633	$15,358	4.62%	$192,170	2.67%	$246,147	2.82%	$783,958	2.70%
At December 31, 2023 and December 31, 2022, the Company had 98.3% of its total investment securities portfolio in mortgage-backed securities. The Company has continued to purchase mortgage-backed securities in order to obtain a favorable yield versus cash alternatives while still maintaining a low risk profile within the investment portfolio.
Deposits
The following table sets forth the composition of deposits.

	2023		2022		2021
	Total	Percent	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$259,270	2.5%	$194,100	2.2%	$89,279	1.3%
Interest-bearing deposits:
Interest-bearing checking	301,006	2.9	—	—	—	—
Money market	135,551	1.3	128,443	1.4	105,628	1.5
Savings	4,497,376	43.8	4,096,576	46.1	3,507,354	49.3
Time deposits	5,081,816	49.5	4,465,809	50.3	3,409,783	47.9
Total	10,015,749	97.5	8,690,828	97.8	7,022,765	98.7
Total period end deposits	$10,275,019	100.0%	$8,884,928	100.0%	$7,112,044	100.0%
Total uninsured deposits	$1,457,800	14.2%	$1,563,189	17.6%	$1,197,057	16.8%

	2023			2022			2021
	Total	Percent	Average Rate	Total	Percent	Average Rate	Total	Percent	Average Rate
Average:
Noninterest-bearing demand deposits	$215,327	2.2%	—%	$125,062	1.6%	—%	$77,104	1.2%	—%
Interest-bearing deposits:
Interest-bearing checking	231,413	2.4	5.50	—	—	—	76,714	1.2	0.58
Money market	125,279	1.3	0.58	100,684	1.3	0.30	103,078	1.6	0.29
Savings	4,428,306	45.7	3.86	3,903,151	48.9	1.48	3,077,933	47.2	0.54
Time deposits	4,695,161	48.4	3.31	3,849,203	48.2	1.48	$3,181,591	100.0%	1.33
Total average deposits	$9,695,486	100.0%	3.59%	$7,978,100	100.0%	1.46%	$6,516,420	100.0%	0.92%

Deposits increased to $10.28 billion at December 31, 2023 from $8.88 billion at December 31, 2022, an increase of $1.39 billion, or 15.6%. This increase was primarily due to the growth of the Company’s customer base in the savings and time deposit products, enhanced by a nationwide marketing campaign with attractive rates and additional wholesale funding, to support the significant loan growth in 2023. Noninterest-bearing deposits increased $65.2 million, or 33.6%, during 2023, and interest-bearing deposits increased $1.32 billion, or 15.2%, during the same period.
The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2023 was approximately $695.6 million. Of those deposits, $255.8 million was uninsured and 97.6% of the uninsured time deposit accounts were scheduled to mature within one year. The maturity profile of uninsured time deposits at December 31, 2023 is as follows:

Maturity Period	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months
Amount of time deposits in uninsured accounts	$67,828	$97,527	$84,245	$6,204
Borrowings
Total borrowings decreased $59.8 million at December 31, 2023 from December 31, 2022 as a result of the following:
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
In September 2020, the Company renewed a $50.0 million revolving line of credit originally issued in 2017 with a third party correspondent bank. Subsequently on October 20, 2021, the Company renewed and increased the revolving line of credit from $50.0 million to $100.0 million and increased the term from 12 months to 36 months. In September 2023, the Company modified the revolving line of credit and extended the maturity 12 months to a maturity date of October 10, 2026. The line of credit is unsecured and accrues interest at 30-day SOFR plus 1.25%, with an interest rate cap of 6.75% and an interest rate floor of 2.75%.  Payments are interest only with all principal and accrued interest due at maturity. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. The Company paid the Lender a non-refundable $750 thousand loan origination fee upon signing of the Note and a non-refundable $250 thousand renewal fee in September 2023 that will be amortized into interest expense over the life of the loan. The Company made an advance of $8.0 million on December 20, 2021 and $12.0 million on March 16, 2022. The Company paid down this balance in full on May 20, 2022 and there is $100.0 million of available credit remaining at December 31, 2023.
On December 30, 2022, the Company made an advance of $50.0 million on an overnight Fed Funds line of credit that was unsecured with an interest rate of 4.65% with $50.0 million of available credit remaining at December 31, 2022. The Company paid down this balance in full on January 3, 2023 and there is $100.0 million of available credit remaining at December 31, 2023.

Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit, FHLB advances, Federal Reserve Bank Term Funding Program and the Federal Reserve Discount Window. A primary tool in the Company’s liquidity management process is the utilization of an Outflow Coverage Ratio (“OCR”) model to stress outflows in various scenarios with targeted days of liquidity coverage. The OCR model output is then used by management to ensure adequate liquidity sources are available during those future periods. At December 31, 2023, the total amount of these four liquidity source items was $4.26 billion, or 37.8% of total assets, a decrease of 2.9% of total assets from $4.01 billion, or 40.7% of total assets, at December 31, 2022.
Loans and other assets are funded primarily by loan sales, wholesale deposits and core deposits. To date, an increasing retail deposit base and a stable amount of brokered deposits have been adequate to meet loan obligations, while maintaining the desired level of immediate liquidity. The Company maintains an investment securities portfolio that is available for both immediate and secondary contingent liquidity purposes, whether via pledging to the Federal Home Loan Bank, Federal Reserve Bank Term Funding Program, or through liquidation. Additionally, the Company maintains a guaranteed loan portfolio that is also a contingent liquidity source, whether via pledging to the Federal Reserve Discount Window or through liquidation.
At December 31, 2023, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $1.13 billion available to be pledged as collateral.
Contractual Obligations
The Company has entered into significant fixed and determinable contractual obligations for future payments. See the accompanying notes to the consolidated financial statements for expected timing of payments as of December 31, 2023. These include operating leases (Note 4. Leases), time deposits with stated maturity dates (Note 7. Deposits) and borrowings (Note 8. Borrowings). As of December 31, 2023, the Company also has $301.0 million in brokered deposits with $75.2 million scheduled to mature in less than a year and $225.8 million scheduled to mature within one to three years.
Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. In 2022, the Company entered into airplane purchase agreement commitments of which one airplane was placed in service in 2023 and one airplane purchase agreement commitment is outstanding as of December 31, 2023. The Company is also in the process of constructing a new facility to accommodate expansion of its main campus. For more information, see Note 11. Commitments and Contingencies in the accompanying notes to the consolidated financial statements.
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
Capital amounts and ratios as of December 31, 2023, 2022 and 2021 are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$960,433	11.73%	$368,549	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$1,063,157	12.98%	$655,198	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$960,433	11.73%	$491,399	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$960,433	8.58%	$447,561	4.00%	N/A	N/A
Bank - December 31, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$823,478	10.40%	$356,426	4.50%	$514,837	6.50%
Total Capital (to Risk-Weighted Assets)	$922,876	11.65%	$633,646	8.00%	$792,057	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$823,478	10.40%	$475,234	6.00%	$633,646	8.00%
Tier 1 Capital (to Average Assets)	$823,478	7.41%	$444,480	4.00%	$555,600	5.00%
Consolidated - December 31, 2022
Common Equity Tier 1 (to Risk-Weighted Assets)	$888,235	12.47%	$320,446	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$977,360	13.73%	$569,681	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$888,235	12.47%	$427,261	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$888,235	9.26%	$383,499	4.00%	N/A	N/A
Bank - December 31, 2022
Common Equity Tier 1 (to Risk-Weighted Assets)	$730,092	10.70%	$307,179	4.50%	$443,703	6.50%
Total Capital (to Risk-Weighted Assets)	$815,577	11.95%	$546,096	8.00%	$682,620	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$730,092	10.70%	$409,572	6.00%	$546,096	8.00%
Tier 1 Capital (to Average Assets)	$730,092	7.70%	$379,396	4.00%	$474,245	5.00%
Consolidated - December 31, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$689,367	12.38%	$250,619	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$753,691	13.53%	$445,544	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$689,367	12.38%	$334,158	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$689,367	8.87%	$310,902	4.00%	N/A	N/A
Bank - December 31, 2021
Common Equity Tier 1 (to Risk-Weighted Assets)	$640,652	12.05%	$239,201	4.50%	$345,512	6.50%
Total Capital (to Risk-Weighted Assets)	$704,976	13.26%	$425,246	8.00%	$531,557	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$640,652	12.05%	$318,934	6.00%	$425,246	8.00%
Tier 1 Capital (to Average Assets)	$640,652	8.32%	$307,931	4.00%	$384,914	5.00%
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
The Company’s accounting policies, including those for the Company’s critical accounting estimates are described in detail in Note 1. Organization and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements and are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. The Company’s most critical accounting estimates are listed below. These estimates require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.
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
The ACL is highly sensitive to the unemployment economic forecast used. Due to the high level of uncertainty regarding significant assumptions, the Company often evaluates various economic scenarios from authoritative industry sources to assess variability of economic outlooks. At December 31, 2023, the Company utilized economic assumptions that management believed were the most likely to occur during the duration of the forecast period which had current unemployment levels remaining relatively stable during the one-year forecast period. Selecting a different forecast in the current environment could result in a significantly different ACL. The following table summarizes the impact of more severe unemployment forecast scenarios if they had been selected at December 31, 2023.

		Approximate increase to ACL
Scenario	Forecasted Unemployment	$	%
Severe	Current unemployment levels increase to 5.6% in the first quarter of 2024 and increase to 9.2% by the end of a one-year forecast period. At the end of the forecast period adjusted loss rates revert back to a historical rate over a one-year period.	$30.9 million	24.6%
Moderate	Current unemployment levels increase to 4.6% in the first quarter of 2024 and increase to 7.2% by the end of a one-year forecast period. At the end of the forecast period adjusted loss rates revert back to a historical rate over a one-year period.	17.6 million	14.0
Mild	Current unemployment levels decrease to 4.1% in the first quarter of 2024 before increasing to 5.2% by the end of a one-year forecast period. At the end of the forecast period adjusted loss rates revert back to a historical rate over a one-year period.	6.2 million	4.9
If facts and circumstances supported the Company’s utilization of more severe unemployment scenario other impacts to the model would also be factored in which could result in a materially different estimate than that provided above.
Prepayment assumptions
Expected losses are calculated as the product of PD, LGD, and exposure at default (“EAD”). Expected losses are then discounted using the loan or leases effective interest rate, adjusted for estimated prepayments. Changes to the prepayment assumptions used would result in a different estimated ACL. To illustrate, if the weighted average prepayment assumption were decreased by 25%, the ACL as of December 31, 2023 would increase by approximately $6.0 million or 4.7%.
Loan risk grade - qualitative adjustments
Historical loss information is adjusted for differences in current risk characteristics that are not considered within the quantitative modeling process of the ACL but are relevant in assessing the expected credit losses. These qualitative adjustments include risk grades, delinquency levels, pool age, portfolio mix and growth rates and the status of servicing efforts that may be impacted by natural disasters or health pandemics. As indicated above, the loan risk grading process generally has the most significant impact on the ACL. Accordingly, the Company’s resulting loss estimates are highly dependent on the accuracy for the risk rating assigned to each loan and lease. The inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system is monitored by the Company’s internal and external asset quality review functions. Changes to internal risk ratings, would result in a different estimated allowance for credit losses. To illustrate, if all loans in the Company’s five largest industry verticals ($2.17 billion or 41.0% of unguaranteed held for investment loans not accounted for under the fair value option) were adjusted down by one risk grade (e.g., RG 4 to RG 5) across all pools, the ACL as of December 31, 2023 would increase by approximately $13.9 million, or 11.0%.
Other Considerations
While management utilizes its best judgment and information available, the ultimate adequacy of our ACL is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, and changes in interest rates. See Note 1. Organization and Summary of Significant Accounting Policies and Note 3. Loans and Leases Held for Investment and Credit Quality in the notes to consolidated financial statements for further details of the factors considered by the Company in estimating the necessary level of the ACL.
Valuation of loans accounted for under the fair value option
Management estimates the fair value of loans accounted for under the fair value option using a DCF methodology. The estimate incorporates assumptions that market participants would use to estimate the fair value of similar assets such as prepayment speeds, default and severity rates, and a discount rate. This evaluation is inherently subjective as it requires assumptions that are susceptible to significant revision as more information becomes available.

The fair value of loans accounted for under the fair value option is highly sensitive to changes in the discount rate assumption. The discount rate used in the estimation process is tied to a benchmark risk-free rate with an additional spread based on loan maturity, size, rate structure, and credit risk. Generally, the value of the fair value option portfolio is inversely correlated to changes in the risk-free rate.
At December 31, 2023, the weighted average discount rate of loans accounted for under the fair value option was 9.6%. The table below reflects the sensitivity of the Company’s loans measured at fair value to immediate changes in the discount rate assumption with all other assumptions remaining static:

As of December 31, 2023
Fair value of loans accounted for under the fair value option	$388,036
Incremental Increase (Decrease) in Value
Discount Rate
200 basis point increase	($19,469)
100 basis point increase	(9,917)
100 basis point decrease	10,738
200 basis point decrease	21,925
All loans accounted for under the fair value option were originated prior to 2021. See Note 10. Fair Value of Financial Instruments in the notes to consolidated financial statements for further details.
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
The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed and discount rate assumptions typically have the most significant impacts on the fair value of servicing rights. Generally, as interest rates rise on variable rate loans, loan prepayments increase due to an increase in refinance activity, which results in a decrease in the fair value of servicing assets, however, weakening economic conditions or significant declines in interest rates can also increase loan prepayment activity. The discount rate used in the estimation process is tied to a benchmark risk-free rate with a risk premium added using a build-up method. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time.

At December 31, 2023, the key assumptions used to determine the fair value of the Company’s servicing rights included a weighted average prepayment speed equal to 15.3% and a weighted average discount rate equal to 14.5%. The table below reflects the sensitivity of the current fair value of servicing assets to immediate changes in the above key assumptions with all other assumptions remaining static:

As of December 31, 2023
Fair value of servicing rights	$48,186
Incremental Increase (Decrease) in Value
Prepayment Speed
20% increase	($2,815)
10% increase	(1,452)
10% decrease	1,549
20% decrease	3,203
Discount Rate
200 basis point increase	($2,186)
100 basis point increase	(1,117)
100 basis point decrease	1,170
200 basis point decrease	2,396
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. Changes in one factor may result in changes in another.
See Note 5. Servicing Assets in the notes to consolidated financial statements for further details of the factors considered by the Company in estimating the fair value of servicing assets.
Income taxes
The income tax provision calculation is complex and requires the use of estimates and judgment in its determination. The exercise of significant judgment arises in the interpretation of these tax laws and regulations, in various jurisdictions in which the Company operates and actual liabilities could significantly vary based upon the taxing authority’s interpretation. Specifically, significant estimates in accounting for income taxes relate to the valuation of deferred tax assets and liabilities, evaluations of the Company’s ability to realize deferred tax assets, including income tax credits and net operating loss carryforwards, and the need for a valuation allowance, the calculation of taxable income, the estimation of uncertain tax positions and the determination of temporary differences between book and tax bases. Adjustments to these items may occur due to modifications in tax rates, newly enacted laws, issuance of tax regulations, resolution of items with taxing authorities, alterations to interpretative statutory, judicial, and regulatory guidance that affects the Company’s tax positions, changes in the Company's tax accounting methods or elections, or other facts and circumstances. Management closely monitors tax developments and the potential timing of these changes in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments used in determining the income tax provision and records adjustments as necessary. To the extent the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

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

	Years Ended December 31,
	2023	2022	2021
Total shareholders' equity	$902,666	$811,033	$715,133
Less:
Goodwill	1,797	1,797	1,797
Other intangible assets	1,721	1,873	2,026
Tangible shareholders' equity (a)	$899,148	$807,363	$711,310

Shares outstanding (c)	44,617,673	44,061,244	43,619,070

Total assets	$11,271,423	$9,855,498	$8,213,393
Less:
Goodwill	1,797	1,797	1,797
Other intangible assets	1,721	1,873	2,026
Tangible assets (b)	$11,267,905	$9,851,828	$8,209,570

Tangible shareholders' equity to tangible assets (a/b)	7.98%	8.20%	8.66%
Tangible book value per share (a/c)	$20.15	$18.32	$16.31

Efficiency ratio:
Noninterest expense (d)	$322,885	$314,226	$230,987
Net interest income	345,305	327,501	296,785
Noninterest income	111,733	237,992	160,200
Adjusted operating revenue (e)	$457,038	$565,493	$456,985

Efficiency ratio (d/e)	70.65%	55.57%	50.55%

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
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 5.0% as of December 31, 2023, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments. Cumulative gap is a useful measure to monitor balance sheet match-funding, yet economic value of equity and net interest income simulations, discussed below, are more useful in understanding potential impacts to earnings from a change in interest rates. As of December 31, 2022, the Company had a cumulative gap in interest-earning assets and interest-bearing liabilities of 4.8%, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments.
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The Company analyzes interest rate sensitivity position to manage the risk associated with interest rate movements through the use of two simulation models: economic value of equity (“EVE”) and net interest income (“NII”) simulations. The EVE simulation provides a long-term view of interest rate risk because it analyzes all of the Company’s future cash flows. EVE is defined as the present value of the Company’s assets, less the present value of its liabilities, adjusted for any off-balance sheet items. The results show a theoretical change in the economic value of shareholders’ equity as interest rates change. The NII simulation provides a short-term view of interest rate risk over a 12-month and 24-month time horizon. NII simulations are prepared by calculating net interest income in a scenario where interest rates do not change (base case) and then recalculated in scenarios with higher and lower interest rates. The results of each variation are compared against the base case scenario to determine the potential change in earnings.
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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending December 31, 2024 and 2025 and the Company’s EVE sensitivity at December 31, 2023 under instantaneous parallel interest rate shocks assuming a static balance sheet. The simulation uses projected repricing of assets and liabilities at December 31, 2023 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, deposit betas and lags and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the results shown below as it will include growth considerations and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending December 31, 2024	12 Months Ending December 31, 2025	As of December 31, 2023
+400	0.4%	(3.2)%	(26.9)%
+300	0.5	(2.1)	(20.4)
+200	0.5	(1.1)	(13.7)
+100	0.3	(0.4)	(6.8)
-100	(0.5)	0.2	6.8
Rates are increased instantaneously at the beginning of the projection. Under this instantaneous parallel interest rate shock, with a static balance sheet NII simulation, the Company is slightly asset sensitive in the initial year, as the Company’s large variable rate loan portfolio reprices the full amount of the assumed change in interest rates, while the large retail savings and short-term retail certificates of deposits portfolio will reprice with an assumed beta. The Company’s retail certificate of deposits portfolio has a larger maturity event in the first and last quarters of the year. The Company is slightly liability sensitive in the second year of the projection due to interest rates increasing or decreasing for the full year, the Company’s loan portfolio continuing to reprice, and also due to the other assumptions used in the analysis as noted previously. Interest rates do not normally move all at once or evenly over time, but management believes that the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.
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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Live Oak Bancshares, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Live Oak Bancshares, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion thereon.
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

Allowance for Credit Losses (ACL)
The Company’s allowance for credit losses (ACL) for expected credit losses on loans and leases was $125.8 million as of December 31, 2023. The determination of the ACL has been identified by the Company as a critical accounting estimate. As described in Notes 1 and 3 to the consolidated financial statements, the Company estimates its ACL on a pooled basis for loans and leases that share risk characteristics and on an individual basis for those that do not. For those evaluated on a pooled basis, the Company’s historical credit loss experience, combined with reasonable and supportable forecasts, supports the underlying assumptions for the estimation of a quantitative component of the ACL. In addition, there is a qualitative factor component of the ACL based on additional internal and external indicators that adjust for differences in current risk characteristics not considered within the quantitative modeling. The Company estimates reserves on individually evaluated loans and leases using a discounted cash flow methodology or through the evaluation of collateral values. The estimation of the ACL is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
We identified the Company’s estimate of the ACL as a critical audit matter. The principal considerations for that determination were the degree of subjectivity and judgment required to audit management’s selection of assumptions for both the quantitative and qualitative factor components of the ACL for the pooled loans and leases and our use of an auditor’s specialist. This was particularly true for the areas considered by management in establishing the qualitative factors, as well as the level assigned by management to each qualitative factor.
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
•We tested the completeness of the individually evaluated loan and lease population, including substandard or worse rated loans and leases, non-accrual loans and leases, and past due loans and leases.
•We tested the calculation of reserves on a sample of identified individually evaluated loans and leases, including assessing the reasonableness of the significant assumptions including any adjustments made to appraisals for discounts, selling costs, and other unobservable adjustments.
•We involved our internal valuation specialists to assist in:
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

Loans Held at Fair Value
The Company had $388.0 million of loans held for investment as of December 31, 2023, representing retained participating interests of government guaranteed loans, for which management elected the fair value option. The valuation of loans accounted for under the fair value option has been identified by the Company as a critical accounting estimate. As described in Notes 1 and 10 to the consolidated financial statements, the fair values of loans are determined by discounting estimated cash flows and incorporating assumptions that market participants would use to estimate fair value of similar assets such as prepayment speeds, default and severity rates, and a discount rate. The fair value of loans accounted for using the fair value option is sensitive to changes in underlying assumptions. The discount rate is one of the most significant assumptions.
We identified the Company’s estimate of the fair value of loans for which the fair value option has been elected as a critical audit matter. The principal considerations for that determination were the high degree of subjectivity and auditor judgment required to assess the reasonableness of the assumptions used and our use of an auditor’s specialist. In particular, discount rates are an unobservable input and the related assumptions are the most subjective and provide the most sensitivity to the fair value measurement.
The primary procedures we performed to address this critical audit matter included the following:
•We evaluated the design and tested the operating effectiveness of controls relating to the valuation of loans accounted for using the fair value option, including controls over:
◦Management’s valuation model, which is designed to ensure the completeness and accuracy of data used in the model, and;
◦The determination of significant inputs and assumptions, including unobservable inputs such as discount rates, used in the model.
•We involved our internal valuation specialists to assist in:
◦Evaluating the appropriateness of assumptions used in the model, and;
◦Testing the design of the model calculation through a re-performance of discounted cash flows on loans accounted for under the fair value option.
•We inspected overall trends for the discount rate and prepayment speeds, and considered how the Company’s assumptions compared to observable market interest rate trends and external prepayment speed data.
Servicing Assets
The Company’s servicing assets were $48.6 million as of December 31, 2023. The valuation of the servicing asset has been identified by the Company as a critical accounting estimate. As described in Notes 1, 5, and 10 to the consolidated financial statements, the Company recognizes servicing assets, which represent the portion of the servicing spread that exceeds adequate compensation for the servicing function of the sold portion of loans originated by the Company. The Company accounts for the servicing assets at fair value with changes in the fair value reported in loan servicing asset revaluation within the consolidated statements of income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, ancillary income, prepayment speeds and default rates and losses, with the prepayment speed and discount rate being the most significant assumptions. The fair value of servicing rights is sensitive to changes in underlying assumptions.
We identified the Company’s valuation of the servicing asset as a critical audit matter. The principal considerations for that determination were the high degree of auditor judgment required to assess the reasonableness of certain assumptions used in the valuation model and our use of an auditor’s specialist. In particular, prepayment speeds and discount rates are unobservable inputs developed by management and the related assumptions are the most subjective and provide the most sensitivity to the servicing assets.

The primary procedures we performed to address this critical audit matter included the following:
•We evaluated the design and tested the operating effectiveness of controls relating to the valuation of servicing assets, including controls over:
◦Management’s valuation model, which is designed to ensure the completeness and accuracy of data used in the model, and;
◦The determination of significant inputs and assumptions, including unobservable inputs such as prepayment speeds and discount rates, used in the model.
•We involved the firm’s internal valuation specialists to assist in:
◦Evaluating the methodologies and assumptions used by management, including assessing the reasonableness of significant unobservable inputs such as prepayment speeds and discount rates and assumptions of the valuation model, and;
◦Independently calculating the discounted cash flows at the individual loan level for a sample of loans and comparing the results to management’s estimate.
•We inspected overall trends for the prepayments speeds and discount rate, and considered how the Company’s prepayment speed and discount rate assumptions compared to external prepayment speed data and observable market interest rate trends.
/S/ FORVIS, LLP
We have served as the Company's auditor since 2010.
Greenville, North Carolina

February 22, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Live Oak Bancshares, Inc.

Opinion on the Internal Control over Financial Reporting
We have audited Live Oak Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated February 22, 2024, expressed an unqualified opinion on those consolidated financial statements.
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
/S/ FORVIS, LLP
Greenville, North Carolina

February 22, 2024

Live Oak Bancshares, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$582,540	$280,239
Federal funds sold	—	136,397
Certificates of deposit with other banks	250	4,000
Investment securities available-for-sale	1,126,160	1,014,719
Loans held for sale	387,037	554,610
Loans and leases held for investment (includes $388,036 and $494,458 measured at fair value, respectively)	8,633,847	7,344,178
Allowance for credit losses on loans and leases	(125,840)	(96,566)
Net loans and leases	8,508,007	7,247,612
Premises and equipment, net	257,881	263,290
Foreclosed assets	6,481	—
Servicing assets (includes $48,186 and $26,323 measured at fair value, respectively)	48,591	26,323
Other assets	354,476	328,308
Total assets	$11,271,423	$9,855,498
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$259,270	$194,100
Interest-bearing	10,015,749	8,690,828
Total deposits	10,275,019	8,884,928
Borrowings	23,354	83,203
Other liabilities	70,384	76,334
Total liabilities	10,368,757	9,044,465
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at December 31, 2023 and December 31, 2022	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 44,617,673 and 44,061,244, shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	344,568	330,854
Class B common stock, no par value, 10,000,000 shares authorized, none issued or outstanding at December 31, 2023 and December 31, 2022	—	—
Retained earnings	642,817	572,497
Accumulated other comprehensive loss	(84,719)	(92,318)
Total shareholders’ equity	902,666	811,033
Total liabilities and shareholders’ equity	$11,271,423	$9,855,498
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Interest income
Loans and fees on loans	$623,667	$418,545	$347,738
Investment securities, taxable	33,497	19,667	12,533
Other interest earning assets	31,111	6,261	942
Total interest income	688,275	444,473	361,213
Interest expense
Deposits	340,207	115,035	59,740
Borrowings	2,763	1,937	4,688
Total interest expense	342,970	116,972	64,428
Net interest income	345,305	327,501	296,785
Provision for loan and lease credit losses	51,323	40,943	15,210
Net interest income after provision for loan and lease credit losses	293,982	286,558	281,575
Noninterest income
Loan servicing revenue	27,399	25,359	25,219
Loan servicing asset revaluation	4,886	(16,577)	(11,726)
Net gains on sales of loans	46,545	43,244	67,280
Net (loss) gain on loans accounted for under the fair value option	(3,539)	1,046	4,257
Equity method investments (loss) income	(5,994)	144,250	(1,716)
Equity security investments (losses) gains, net	(969)	3,355	44,752
Lease income	10,007	10,084	10,263
Management fee income	13,324	10,090	6,378
Other noninterest income	20,074	17,141	15,493
Total noninterest income	111,733	237,992	160,200
Noninterest expense
Salaries and employee benefits	175,052	170,822	124,932
Travel expense	8,922	8,499	5,809
Professional services expense	7,737	11,737	15,135
Advertising and marketing expense	12,559	10,543	5,002
Occupancy expense	8,490	11,088	8,423
Technology expense	31,858	28,434	22,648
Equipment expense	14,997	15,120	14,869
Other loan origination and maintenance expense	14,804	13,168	13,529
Renewable energy tax credit investment impairment	14,644	16,217	3,187
FDIC insurance	16,670	9,756	7,070
Contributions and donations	—	6,462	2,331
Other expense	17,152	12,380	8,052
Total noninterest expense	322,885	314,226	230,987
Income before taxes	82,830	210,324	210,788
Income tax expense	8,932	34,116	43,793
Net income	$73,898	$176,208	$166,995
Basic earnings per share	$1.67	$4.02	$3.87
Diluted earnings per share	$1.64	$3.92	$3.71
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$73,898	$176,208	$166,995
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities available-for-sale during the period	9,999	(124,032)	(25,738)
Reclassification adjustment for gain on sale of securities available- for-sale included in net income	—	—	—
Other comprehensive income (loss) before tax	9,999	(124,032)	(25,738)
Income tax (expense) benefit	(2,400)	29,768	6,177
Other comprehensive income (loss), net of tax	7,599	(94,264)	(19,561)
Total comprehensive income	$81,497	$81,944	$147,434
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)

	Common stock			Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	Shares		Amount
	Class A	Class B
Balance at December 31, 2020	41,344,689	1,107,757	$310,619	$235,724	$21,507	$567,850
Net income	—	—	—	166,995	—	166,995
Other comprehensive loss	—	—	—	—	(19,561)	(19,561)
Issuance of restricted stock	453,127	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(19,151)	—	—	(19,151)
Employee stock purchase program	13,674	—	670	—	—	670
Non-voting common stock converted to voting common stock in private sale	982,733	(982,733)	—	—	—	—
Stock option exercises	709,823	—	4,158	—	—	4,158
Stock option based compensation expense	—	—	1,379	—	—	1,379
Restricted stock expense	—	—	15,572	—	—	15,572
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	3,360	—	3,360
Repurchase and retirement of shares securing a note receivable	(10,000)	—	(953)	—	—	(953)
Cash dividends ($0.12 per share)	—	—	—	(5,186)	—	(5,186)
Balance at December 31, 2021	43,494,046	125,024	$312,294	$400,893	$1,946	$715,133
Net income	—	—	—	176,208	—	176,208
Other comprehensive loss	—	—	—	—	(94,264)	(94,264)
Issuance of restricted stock	211,235	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(4,972)	—	—	(4,972)
Employee stock purchase program	29,383	—	1,067	—	—	1,067
Non-voting common stock converted to voting common stock in private sale	125,024	(125,024)	—	—	—	—
Stock option exercises	201,556	—	2,118	—	—	2,118
Stock option based compensation expense	—	—	942	—	—	942
Restricted stock expense	—	—	19,405	—	—	19,405
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	662	—	662
Cash dividends ($0.12 per share)	—	—	—	(5,266)	—	(5,266)
Balance at December 31, 2022	44,061,244	—	$330,854	$572,497	$(92,318)	$811,033
Net income	—	—	—	73,898	—	73,898
Other comprehensive income	—	—	—	—	7,599	7,599
Issuance of restricted stock	373,616	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(6,725)	—	—	(6,725)
Employee stock purchase program	59,074	—	1,396	—	—	1,396
Stock option exercises	123,739	—	1,168	—	—	1,168
Stock option based compensation expense	—	—	272	—	—	272
Restricted stock expense	—	—	17,603	—	—	17,603
Adoption of ASU 2022-02	—	—	—	676	—	676
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	1,072	—	1,072
Cash dividends ($0.12 per share)	—	—	—	(5,326)	—	(5,326)
Balance at December 31, 2023	44,617,673	—	$344,568	$642,817	$(84,719)	$902,666
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$73,898	$176,208	$166,995
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	21,271	20,779	21,366
Provision for loan and lease credit losses	51,323	40,943	15,210
Amortization of premium on securities, net of accretion	8	3,420	6,461
Deferred tax (benefit) expense	(22,161)	27,129	24,808
Originations of loans held for sale	(877,083)	(1,042,061)	(1,364,168)
Proceeds from sales of loans held for sale	1,362,803	1,067,758	1,092,222
Net gains on sale of loans held for sale	(46,545)	(43,244)	(67,280)
Net loss (gain) on impairment and sale of foreclosed assets	751	(24)	(779)
Net loss (gain) on loans accounted for under fair value option	3,539	(1,046)	(4,257)
Net change in servicing assets	(22,268)	7,251	344
Net gain on sale or disposal of long lived asset	(4,411)	—	(114)
Net loss (gain) on disposal of premises and equipment	377	31	(48)
Impairment on premises and equipment, net	499	—	904
Equity method investments loss (income)	5,994	(144,250)	1,716
Equity security investments losses (gains), net	969	(3,355)	(44,752)
Renewable energy tax credit investment impairment	14,644	16,217	3,187
Stock option compensation expense	272	942	1,379
Restricted stock compensation expense	17,603	19,405	15,572
Stock based compensation excess tax (deficiency) benefit	(1,004)	531	9,340
Business combination contingent consideration fair value adjustment	125	(86)	99
Lease right-of-use assets and liabilities, net	(59)	232	(26)
Changes in assets and liabilities:
Other assets	35,556	(15,889)	1,754
Other liabilities	3,970	(6,406)	350
Net cash provided (used) by operating activities	620,071	124,485	(119,717)
Cash flows from investing activities
Purchases of investment securities available-for-sale	(215,595)	(397,346)	(428,246)
Proceeds from sales, maturities, calls, and principal paydowns of investment securities available-for-sale	114,145	161,227	240,093
Proceeds from SBA reimbursement/sale of foreclosed assets, net	—	1,837	6,786
Maturities of certificates of deposit with other banks	3,750	750	1,750
Loan and lease originations and principal collections, net	(1,626,084)	(1,268,871)	8,824
Proceeds from sale of long lived asset	18,588	—	8,988
Purchases of equity security investments	(3,390)	(9,283)	—
Purchases of equity method investments	(27,209)	(35,955)	—
Proceeds from sale of equity security investments	—	625	15,000
Proceeds from sale of equity method investments	7,612	148,423	—
Proceeds from sale of premises and equipment	100	—	84
Purchases of premises and equipment, net	(46,839)	(43,751)	(3,082)
Net cash used by investing activities	(1,774,922)	(1,442,344)	(149,803)
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from financing activities
Net increase in deposits	$1,390,091	$1,772,884	$1,399,216
Proceeds from borrowings	2,906,071	62,096	602,848
Repayment of borrowings	(2,965,920)	(297,182)	(1,826,652)
Stock option exercises	1,168	2,118	4,158
Employee stock purchase program	1,396	1,067	670
Withholding cash issued in lieu of restricted stock and other	(6,725)	(4,972)	(19,151)
Repurchase and retirement of shares	—	—	(953)
Shareholder dividend distributions	(5,326)	(5,266)	(5,186)
Net cash provided by financing activities	1,320,755	1,530,745	154,950
Net increase (decrease) in cash and cash equivalents	165,904	212,886	(114,570)
Cash and cash equivalents, beginning	416,636	203,750	318,320
Cash and cash equivalents, ending	$582,540	$416,636	$203,750

Supplemental disclosure of cash flow information
Interest paid	$342,766	$117,516	$66,844
Income tax paid, net	5,303	24,708	19,722

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains (losses) on investment securities available-for-sale, net of taxes	$7,599	$(94,264)	$(19,561)
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	39,901	18,496	13,346
Net transfers between foreclosed real estate and SBA receivable	—	(15)	(1,643)
Transfer aircraft from premises and equipment, net to held for sale assets	30,154	—	—
Transfer of loans held for sale to loans and leases held for investment	275,408	930,612	638,696
Transfer of loans and leases held for investment to loans held for sale	617,189	468,042	338,873
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	1,072	662	3,360
Equity method investment commitments	7,715	17,022	—
Equity security investment commitments	—	394	2,245
Change related to accounting change for ASU 2022-02	676	—	—
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
The Company’s wholly owned material subsidiaries are the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi Advisors”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors provides investment advisory services to a series of funds focused on providing venture capital to new and emerging financial technology companies.
The Bank’s wholly owned subsidiaries are Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), Live Oak Private Wealth, LLC (“Live Oak Private Wealth”) and Tiburon Land Holdings, LLC (“TLH”). Live Oak Number One, Inc. holds properties foreclosed on by the Bank. LOCEF provides financing to entities for renewable energy applications. Live Oak Private Wealth provides high-net-worth individuals and families with strategic wealth and investment management services. During the first quarter of 2022, Jolley Asset Management, LLC (“JAM”) was merged into Live Oak Private Wealth. JAM was previously a wholly owned subsidiary of Live Oak Private Wealth. TLH holds land adjacent to the Bank's headquarters consisting of wetlands and other protected property for the use and enjoyment of the Bank's employees and customers.
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
The Company is considered to hold a controlling financial interest in a VIE when it is the primary beneficiary. A primary beneficiary has both (1) the power to direct the activities that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or right to receive benefits of a VIE that could potentially be significant to a VIE. The parties that make investment and investment decisions, or parties that can unilaterally remove those decision makers are deemed to have the power to direct the activities of a VIE. The Company considers all of its economic interests in the VIE when determining whether it has the obligation to absorb losses or the right to receive benefits from the VIE. For details on the Company’s VIE investments refer to Note 2. Securities, “Variable Interest Entities.”
Business Combinations
Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from any resulting goodwill. Results of operations of the acquired entities are included in the consolidated statements of income and comprehensive income from the date of acquisition. Any subsequent measurement-period adjustments are recorded within 12 months of the acquisition date.
Business Segments
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management has determined that the Company has two reportable operating segments: Banking and Fintech, as discussed more fully in Note 15. Segments.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
These refinements have been accounted for as changes in accounting estimates under Financial Accounting Standards Board (“FASB”) ASC 250, Accounting Changes and Error Corrections, with prospective application beginning in the period of change.
Cash and Cash Equivalents
For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks” and “federal funds sold.” Cash and cash equivalents have an initial maturity of three months or less.
To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was suspended for the years ended December 31, 2023 and 2022.
Certificates of Deposit with other Banks
The certificate of deposit with other banks has a maturity of December 2024 and bears interest at a rate of 4.60%. All investments in certificates of deposit are with FDIC insured financial institutions and none exceed the maximum insurable amount of $250 thousand.
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
Purchase premiums and discounts on debt securities are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sales of these securities are recorded on the trade date and are determined using the specific identification method.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Equity Investments
Equity investments are generally non-marketable investments and are included in the other assets line in the consolidated balance sheets. The Company generally accounts for equity investments either under the equity method or equity security accounting. Earnings impacts are reflected in the equity method investments (loss) income and equity security investments (losses) gains, net line items on the consolidated statements of income.
Investments in in-substance common stock through which there is significant influence but not control over the investee are accounted for under the equity method. The determination of whether the Company has significant influence over an investee requires judgement based on the facts and circumstances of each investment including, share type, level of ownership, power to control and legal structure. Significant influence is generally presumed to exist in privately held companies where the Company owns at least 20% of voting stock, or 5% interest in limited partnerships or limited liability companies. Qualitatively, significant influence can exist through the ability to influence the investee’s operating and financial policies through board involvement or other influence. Under the equity method, the Company recognizes its proportionate share of the results of operations of the investee based on most current information available. In instances where cash distributions vary at different points and/or are not directly linked to the Company’s ownership percentage, the investee’s net income or loss is allocated using the hypothetical liquidation at book value (“HLBV”) method.
Investments that do not qualify as in-substance common stock, or through which the Company is not able to exercise significant influence over the investee, are accounted for as equity securities, whereby investments are measured at fair value with changes in fair value recognized in net income, unless those investments have no readily determinable fair value. Investments without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus changes in value resulting from observable price changes arising from orderly transactions. Management considers a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, market conditions, values for comparable securities, current and projected operating performance, exit strategies, financing transactions subsequent to the acquisition of the investment and a discount for certain investments that have lock-up restrictions or other features that indicate a discount to fair value is warranted.
For equity securities not accounted for at fair value, any impairment is recognized with the full charge recorded in earnings. To determine whether an equity security may be impaired, the Company considers various indicators of impairment, including, but not limited to (1) the financial condition and near-term prospects of the issuer, (2) adverse market conditions and (3) bona-fide offers to purchase an equity interest in the investee below the carrying amount.
Federal Home Loan Bank Stock
Membership in the Federal Home Loan Bank of Atlanta (“FHLB”) requires ownership of FHLB stock. FHLB stock is restricted because it may only be sold to the FHLB and all sales must be at par. FHLB stock is carried at cost minus impairment, if any, and is recorded within other assets in the consolidated balance sheets. FHLB stock was $6.8 million and $4.1 million at December 31, 2023 and 2022, respectively.
Loans and Leases
Fair Value Option
Prior to 2021, management elected to account for the retained participating interests in government guaranteed loans under the fair value option. Those loans for which the fair value option were elected are measured at fair value and classified as either held for sale or held for investment, as outlined below. Not electing fair value generally results in a larger discount being recorded on the date of the sale. This discount is subsequently accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with accounting standards, any loans for which fair value was previously elected continue to be measured accordingly. Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon fair value election. The changes in fair value of loans are reported in noninterest income. Fair value of loans includes adjustments for historical credit losses, market liquidity, and economic conditions.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Management estimates the fair value of loans accounted for under the fair value option using a discounted cash flow (“DCF”) methodology. The estimate incorporates assumptions that market participants would use to estimate fair value of similar assets such as prepayment speeds, default and severity rates, and a discount rate. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
Held for Sale
Management designates loans as held for sale based on its intent to sell loans, or portions of loans, in established secondary markets or to participant banks and credit unions. Salability requirements of government guaranteed portions include, but are not limited to, full disbursement of the loan commitment amount. Loans held for sale are carried at either fair value, if the fair value option is elected, or the lower of cost or estimated fair value. Net unrealized losses, if any, on loans without a fair value election, are recognized through a valuation allowance and recorded as a charge to noninterest income. The cost basis of loans held for sale includes unamortized loan origination fees and costs. The pro-rata portion, based on the percent of the total loan sold, of the remaining deferred fees and costs are recognized as an adjustment to the gain on sale.
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
The following summarizes the activity pertaining to loans held for sale for the years ended December 31, 2023 and 2022:

	2023	2022
Balance at beginning of year	$554,610	$1,116,519
Originations	877,083	1,042,061
Proceeds from sale	(1,362,803)	(1,067,758)
Gain on sale of loans	46,545	43,244
Principal collections, net of deferred fees and costs	(70,179)	(116,886)
Non-cash transfers, net	341,781	(462,570)
Balance at end of period	$387,037	$554,610

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
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
Loans and leases designated as held for investment include those identified as more beneficial to hold for the long term as well as the required retention amount defined by the SBA and USDA. Loans and leases held for investment also consist of certain guaranteed and unguaranteed credits including nonaccrual, non-marketable, and risk grade 5 or worse as defined by internal risk rating metrics.
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
Allowance for Credit Losses
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
The Company’s ACL on loans and leases is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. As a result, the impact of loss mitigation strategies, such as loan modifications and restructurings, are captured in the estimates of LGD and PD. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses.
The ACL is measured on a pooled basis using a quantitative modeling process when similar risk characteristics are present in the portfolio. The Company has identified pools based on industry, which aggregates into divisions, and whether the receivable is secured by real estate or another form of collateral. Additional information related to the portfolio segments can be found in Note 3. Loans and Leases Held for Investment and Credit Quality. Expected credit losses for pooled loans and leases are estimated using a DCF methodology for each loan which incorporates measurements of PD, LGD, prepayments, the estimated outstanding exposure at default (“EAD”), and the effective interest rate (“EIR”). PD rates are calculated using the number of defaults divided by the number of loans available to default for 1-year observation periods over the lifetime of data available for a certain pool. LGD rates are calculated by dividing the lifetime net charge-offs for each pool by the pool’s average outstanding balance. PD and LGD rates are adjusted for forecasted national unemployment rates during a reasonable and supportable forecast period. Management has determined that four quarters represents a reasonable and supportable forecast period and adjusted loss rates revert back to a historical loss rate over four quarters on a straight-line basis. Expected losses are calculated as the product of PD, LGD, and EAD. Expected losses are discounted using the loan or lease EIR, adjusted for prepayments.
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
•Prior to January 1, 2023, any loan or lease that was restructured with an interest rate concession and met the definition of a troubled debt restructuring (“TDR”).
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
Expected credit losses are estimated over the contractual term of the loan or lease, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless management has a reasonable expectation at the reporting date that a modification will be executed with an individual borrower or the extension or renewal options are included in the contract at the reporting date and are not unconditionally cancellable by the Company.
When the ACL, for pooled or individually evaluated loans and leases, is estimated using the DCF method, the EIR used to discount expected cash flows is adjusted for expected prepayments.
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
Allowance for Off-Balance Sheet Credit Exposures
Expected credit losses on off-balance sheet credit exposures is estimated over the contractual period in which the Company is exposed to such losses, unless the obligation to extend credit is unconditionally cancellable. The estimate of off-balance sheet credit exposures includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated losses. The estimate is influenced by historical loss experience, adjusted for current risk characteristics, and economic forecasts. The balance of the allowance for off-balance sheet credit exposures was $4.8 million and $1.5 million at December 31, 2023 and 2022, respectively, and is recorded in other expense in the consolidated statements of income and other liabilities in the consolidated balance sheets.
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
The Company evaluates the carrying value of rental equipment for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. During the years ended December 31, 2023 and December 31, 2021, the Company recognized impairment expense of $499 thousand and $904 thousand, respectively, related to rental equipment. No impairment expense was recorded during the year ended December 31, 2022.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
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
Servicing Assets
All sales of loans are executed on a servicing retained basis. The standard SBA loan sale agreement is structured to provide the Company with a “servicing spread” paid from a portion of the interest cash flow of the loan. SBA regulations require the Bank to retain a portion of the cash flow from the interest payments received for a sold loan. The SBA retention requirement is at least 100 basis points in servicing spread while the Company's standard USDA loan sale agreement specifies a servicing spread of 40 basis points. The portion of the servicing spread that exceeds adequate compensation for the servicing function is recognized as a servicing asset, while any that is less is considered a servicing liability. Industry practice recognizes adequate compensation for servicing SBA and USDA loans as 25 basis points.
Servicing assets are recognized as separate assets measured at fair value when a loan is sold. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, ancillary income, prepayment speeds and default rates and losses, with the prepayment speed and discount rate being the most sensitive assumptions. Servicing rights recognized through the sale of government guaranteed loans are carried at fair value as of the reporting date. Changes to fair value are reported in loan servicing asset revaluation in the consolidated statements of income. Servicing rights recognized through the sale of conventional loans are amortized over the period of estimated future net servicing life of the underlying assets and are evaluated quarterly for impairment by comparing the amortized cost to the estimated fair value.
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
As of December 31, 2023 and 2022, the Company had $1.8 million of goodwill. The carrying amounts and accumulated amortization of all intangible assets as of December 31, 2023 was $1.7 million and $573 thousand, respectively, while at December 31, 2022 the balances were $1.9 million and $421 thousand, respectively. Intangible assets are almost entirely comprised of customer relationships that are being amortized using the straight-line method over 15 years.
The Company had no impairment charges related to business combinations in 2023, 2022 or 2021.
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
Long-Lived Assets Reclassified to Held for Sale
During 2023, the Company determined retention of two of its aircraft, included in the Banking segment, was ineffective in serving the needs of an expanding nationwide customer base. As a result of this determination, the Company marketed the aircraft for sale and accordingly reclassified them from premises and equipment, net to other assets. The total amount reclassified out of premises and equipment, net was $30.2 million. Prior to December 31, 2023, one aircraft was sold for a $4.4 million gain and is reflected in the 2023 consolidated statement of income in other noninterest income with one aircraft remaining in other assets with a carrying amount of $16.0 million at December 31, 2023. During 2021, an aircraft previously reclassified to held for sale was sold for a gain of $114 thousand.

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
During 2022, 125,024 shares of Class B common stock (non-voting) were converted to Class A common stock (voting) in connection with private sales. This conversion decreased the value of Class B common stock (non-voting) and increased the value of Class A common stock (voting) by $1.3 million.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Stock Compensation Plans
The Company recognizes compensation cost based on the fair value of the equity instruments issued. The expense measures the cost of employee services received in exchange for stock options and restricted stock based on the grant-date fair value of the award and recognizes the cost over the vesting period for all awards within an individual grant, including ones with graded vesting features. The fair value of restricted stock awards or units with a market price condition and implied service period are calculated using the Monte Carlo Simulation method. The impact of forfeitures on stock-based compensation expense is recognized as forfeitures occur. See Note 12. Benefit Plans for further discussion and detail.
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

	December 31,
	2023	2022	2021
Basic earnings per share:
Net income	$73,898	$176,208	$166,995
Weighted-average basic shares outstanding	44,353,708	43,862,291	43,169,935
Basic earnings per share	$1.67	$4.02	$3.87
Diluted earnings per share:
Net income, for diluted earnings per share	$73,898	$176,208	$166,995
Total weighted-average basic shares outstanding	44,353,708	43,862,291	43,169,935
Add effect of dilutive stock options and restricted stock grants	741,171	1,044,019	1,901,369
Total weighted-average diluted shares outstanding	45,094,879	44,906,310	45,071,304
Diluted earnings per share	$1.64	$3.92	$3.71
Anti-dilutive stock options and restricted shares	1,233,230	1,413,738	37,401
Revenue Recognition
The Company offers various services to customers that generate revenue. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less. As of December 31, 2023, 2022 and 2021, remaining performance obligations consisted primarily of service based revenues for contracts with an original expected length of two years or less.
Service based revenues are included in other noninterest income in the consolidated statements of income and consist of other recurring revenue streams from services provided by the Bank for advisory and successful transactions, GLS to its clients for settlement, accounting and valuation for government guaranteed loan sales and holdings, fund investment advisory services performed by Canapi Advisors, and investment management and financial planning services provided by Live Oak Private Wealth.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
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
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” was issued deferring the sunset date of Topic 848. As subsequently amended, the ASU can be adopted by the Company through December 31, 2024. The Company does not believe these standards will have a material impact on its consolidated financial statements. To address the discontinuance of LIBOR, the Company has stopped originating variable LIBOR-based loans effective December 31, 2021 and has started to negotiate loans using the preferred replacement index, the Secured Overnight Financing Rate (“SOFR”) or a relevant duration U.S. Treasury rate. As of December 31, 2023, the Company has transitioned nearly all its LIBOR-based loan exposure to an alternative index. The remaining LIBOR-based loans will transition to an alternative index at their next repricing date.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
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

In October 2023, the FASB issued ASU No. 2023-06 “Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company does not believe this standard will have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this standard will be effective for the Company for the fiscal year ended December 31, 2024 and subsequent interim periods. The amendments will be applied retrospectively to all prior periods in the consolidated financial statements. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires enhanced income tax disclosures primarily related to the rate reconciliation and income taxes paid information to provide more transparency by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation table and (ii) income taxes paid, net of refunds, to be disaggregated by jurisdiction based on an established threshold. The amendments in this standard will be effective for the Company on January 1, 2025. The Company is currently evaluating the impact the amendments will have the consolidated financial statements and related disclosures.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 2. Securities
Available-for-Sale
The carrying amount of securities and their approximate fair values are reflected in the following table:

December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$17,809	$2	$282	$17,529
Mortgage-backed securities	1,216,624	466	111,498	1,105,592
Municipal bonds	3,200	—	161	3,039
Total	$1,237,633	$468	$111,941	$1,126,160

December 31, 2022
U.S. government agencies	$16,080	$—	$412	$15,668
Mortgage-backed securities	1,116,387	270	121,083	995,574
Municipal bonds	3,223	—	246	2,977
Other debt securities	500	—	—	500
Total	$1,136,190	$270	$121,741	$1,014,719
During the year ended December 31, 2023, three securities totaling $13.0 million were called and four securities totaling $7.0 million were settled. During the year ended December 31, 2022, two securities totaling $7.5 million matured and twenty securities totaling $36.5 million were settled. During the year ended December 31, 2021, one security totaling $5.0 million matured and twelve securities totaling $33.1 million were settled.
The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$15,057	$282	$15,057	$282
Mortgage-backed securities	138,823	3,431	886,699	108,067	1,025,522	111,498
Municipal bonds	—	—	3,039	161	3,039	161
Total	$138,823	$3,431	$904,795	$108,510	$1,043,618	$111,941

	Less Than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$15,668	$412	$—	$—	$15,668	$412
Mortgage-backed securities	513,639	29,060	456,972	92,023	970,611	121,083
Municipal bonds	2,884	241	93	5	2,977	246
Total	$532,191	$29,713	$457,065	$92,028	$989,256	$121,741
At December 31, 2023, there were 409 mortgage-backed securities, five U.S. government agencies and two municipal bonds in unrealized loss positions for greater than 12 months. There were 27 mortgage-backed securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2022 consisted of 185 mortgage-backed securities and one municipal bond for greater than 12 months. There were 236 mortgage-backed securities, five U.S. government agencies, and one municipal bond in unrealized loss positions for less than 12 months.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
These unrealized losses are primarily the result of non-credit-related volatility in the market and market interest rates. Since none of the unrealized losses relate to the issuer’s ability to honor redemption obligations, and the Company does not intend to sell the related securities and does not believe it is more likely than not that it will be required to sell the securities before recovery of amortized cost, none of the losses have been recognized in the Company’s consolidated statement of income.
All mortgage-backed securities in the Company’s portfolio at December 31, 2023 and 2022 were backed by U.S. government sponsored enterprises (“GSEs”).
The following is a summary of investment securities by maturity:

	December 31, 2023
	Available-for-sale
	Amortized Cost	Fair Value
U.S. government agencies
Within one year	$3,000	$2,976
One to five years	12,430	12,218
Five to ten years	2,379	2,335
Total	17,809	17,529
Mortgage-backed securities
Within one year	12,358	12,319
One to five years	179,740	170,908
Five to ten years	240,665	216,013
After 10 years	783,861	706,352
Total	1,216,624	1,105,592
Municipal bonds
Five to ten years	3,103	2,954
After 10 years	97	85
Total	3,200	3,039
Total	$1,237,633	$1,126,160
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.
There were no investment securities pledged at December 31, 2023 or 2022.
Equity Investments
Equity investments, largely comprised of non-marketable equity investments, are generally accounted for under either the equity method or equity security accounting. The below tables provide additional information related to investments accounted for under these two methods.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Equity Method Accounting
The carrying amount and ownership percentage of each equity method investment at December 31, 2023 and 2022 is reflected in the following table:

	2023		2022
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$60,682	40.4%	$60,320	40.3%
Canapi Ventures SBIC Fund, LP (1) (5) (8)	18,190	2.9	19,246	2.9
Canapi Ventures Fund, LP (2) (5) (9)	2,267	1.5	2,382	1.5
Canapi Ventures Fund II, LP (3) (5) (9)	7,232	1.6	7,412	1.6
Canapi Ventures SBIC Fund II, LP (4) (5) (8)	7,611	2.9	7,981	3.7
Other investments in fintech private companies (6)	—	—	241	4.3
Other (7) (8)	22,932	Various	12,476	Various
Total	$118,914		$110,058

(1)	Includes unfunded commitments of $5.0 million and $5.5 million as of December 31, 2023 and 2022, respectively.
(2)	Includes unfunded commitments of $559 thousand and $617 thousand as of December 31, 2023 and 2022, respectively.
(3)	Includes unfunded commitments of $6.3 million and $6.9 million as of December 31, 2023 and 2022, respectively.
(4)	Includes unfunded commitments of $7.1 million and $7.5 million as of December 31, 2023 and 2022, respectively.
(5)	Investee is accounted for under equity method due to the Company's participation as an investment advisor.
(6)
As of December 31, 2022, Other Fintech investments included Kwipped, Inc. As of December 31, 2023, the investment has been moved to equity security as the preferred shares do not qualify as in-substance common stock.

(7)
As of December 31, 2023, Other investments include low income housing tax credit (“LIHTC”) in Estrella Landing Apartments, LLC (“Estrella Landing”), in which the company holds a 99.9% limited member interest. Also included in Other investments are solar income tax credit investments in Green Sun Tenant, LLC (“Green Sun”), SVA 2021-2 TE Holdco, LLC (“Sun Vest”), EG5 CSP1 Holding, LLC (“HEP”) and HRE MM I, LLC (“Heelstone”), which the Company holds a 99.0% limited member interest in all investments. Also included are Cape Fear Collective Impact Opportunity 1, LLC (“Cape Fear Collective”), Cape Fear Collective Impact Opportunity 2, LLC (“Cape Fear Collective 2”) and OTR Fund I, LLC (“OTR”) which the Company holds 91.0%, 32.3%, and 11.5% of limited member interests, respectively. As of December 31, 2023, there was an unfunded commitment of $7.7 million for Estrella Landing. As of December 31, 2022, Other investments include Green Sun, Sun Vest, and HEP, which the Company holds a 99.0% limited member interest in all investments. Also included within Other investments are Cape Fear Collective and Cape Fear Collective 2, which the Company holds 99.0% and 32.3% of limited member interests, respectively. As of December 31, 2022 an unfunded commitment of $2.6 million was recorded as a liability for HEP, and as of December 31, 2023, this commitment has been funded. Managing control of the above investments resides with the managing members.

(8)	Investments reported in Banking segment.
(9)	Investments reported in Other segment.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Equity Security Accounting
The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis as of December 31, 2023 and for the years ended December 31, 2023, 2022 and 2021 is reflected in the following table:

	Cumulative Adjustments	2023	2022	2021
Carrying value (1)		$77,825	$76,438	$63,321
Carrying value adjustments:
Impairment	$—	—	—	—
Upward changes for observable prices (2)	50,492	—	2,022	30,197
Downward changes for observable prices	(1,610)	(1,524)	—	—
Net upward (downward) change	$48,882	$(1,524)	$2,022	$30,197

(1)	Includes $2.3 million, $3.0 million and $2.8 million in unfunded commitments for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)	Cumulative adjustments excludes $13.9 million in realized cash gains for the sale of an investment in the second quarter of 2021.

For the twelve months ended December 31, 2023, 2022 and 2021, the Company recognized unrealized (losses) gains on all equity securities still held at the reporting date of $(1.5) million, $1.9 million, and $44.0 million, respectively.
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
Affordable Housing
The Company has an equity investment in a limited liability company LIHTC that qualifies as an affordable housing project, managed by an unrelated general partner. The Company accounts for the investment under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. The Company also has equity interests in two limited liability companies that invest in the acquisition, rehabilitation, or new construction of local qualified housing projects which are accounted for as equity method investments.
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
The Company’s maximum exposure to loss from unconsolidated VIEs includes the investment recorded on the Company’s consolidated balance sheets. For solar tax credit investments, the balance sheet figures are net of any impairment recognized, and includes previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes the potential for loss from these investments is remote, the maximum exposure for solar tax credit investments was determined by assuming a scenario where related tax credits were recaptured.
The following table provides a summary of the VIEs that the Company has not consolidated as of December 31, 2023 and 2022:

December 31, 2023	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$6,714	$38,228	$—	Other assets (1)
Affordable housing	15,611	15,611	7,715	Other assets & other liabilities (2)
Canapi Funds	35,300	35,300	18,930	Other assets & other liabilities
Non-marketable and other equity investments	8,840	8,840	2,321	Other assets & other liabilities

December 31, 2022	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$5,221	$24,295	$2,641	Other assets & other liabilities (3)
Affordable housing	7,255	7,255	—	Other assets
Canapi Funds	37,021	37,021	20,474	Other assets & other liabilities
Non-marketable and other equity investments	8,509	8,509	3,033	Other assets & other liabilities

(1)	Maximum exposure to loss represents $6.7 million of current investments and a scenario in which $31.5 million in related tax credits are recaptured.
(2)
Maximum exposure to loss represents $15.6 million of investments. As there are no tax credits allocated in the current year, there is no increase to the maximum exposure to loss related to recaptured tax credits on the $8.8 million LIHTC investment.

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
Commercial Real Estate
Commercial real estate loans are extensions of credit secured by owner occupied and non-owner occupied collateral. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies. Such repayment of owner occupied loans is commonly derived from the successful ongoing operations of the business occupying the property. These typically include small businesses and professional practices. Commercial real estate loans may also include government guaranteed loans secured by collateral in the form of residential real estate. Repayment of such loans generally comes from the generation of cash flow as the result of the borrower’s business operations.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
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

December 31, 2023	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
Commercial & Industrial
Small Business Banking	$2,075,227	$16,570	$33,366	$49,936	$2,125,163	$151,887	$2,277,050
Specialty Lending	1,131,493	—	—	—	1,131,493	7,829	1,139,322
Energy & Infrastructure	842,907	2,806	4,044	6,850	849,757	46,185	895,942
Paycheck Protection Program	5,595	—	—	—	5,595	—	5,595
Total	4,055,222	19,376	37,410	56,786	4,112,008	205,901	4,317,909
Construction & Development
Small Business Banking	413,349	1,745	—	1,745	415,094	—	415,094
Specialty Lending	47,419	—	—	—	47,419	—	47,419
Energy & Infrastructure	7,541	—	—	—	7,541	—	7,541
Total	468,309	1,745	—	1,745	470,054	—	470,054
Commercial Real Estate
Small Business Banking	2,414,677	18,589	32,310	50,899	2,465,576	127,358	2,592,934
Specialty Lending	511,712	—	12,032	12,032	523,744	—	523,744
Energy & Infrastructure	158,613	—	3,072	3,072	161,685	17,751	179,436
Total	3,085,002	18,589	47,414	66,003	3,151,005	145,109	3,296,114
Commercial Land
Small Business Banking	531,331	1,521	1,910	3,431	534,762	37,026	571,788
Total	531,331	1,521	1,910	3,431	534,762	37,026	571,788
Total	$8,139,864	$41,231	$86,734	$127,965	$8,267,829	$388,036	$8,655,865
Retained Loan Discount and Net Deferred Costs							$(22,018)
Loan and Leases, Net							$8,633,847

Guaranteed Balance	$2,877,105	$29,183	$61,107	$90,290	$2,967,395	$66,299	$3,033,694
% Guaranteed	35.3%	70.8%	70.5%	70.6%	35.9%	17.1%	35.0%

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2022	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
Commercial & Industrial
Small Business Banking	$1,987,508	$21,987	$16,487	$38,474	$2,025,982	$195,856	$2,221,838
Specialty Lending	754,272	—	—	—	754,272	15,576	769,848
Energy & Infrastructure	420,447	—	3,082	3,082	423,529	50,094	473,623
Paycheck Protection Program	13,134	—	—	—	13,134	—	13,134
Total	3,175,361	21,987	19,569	41,556	3,216,917	261,526	3,478,443
Construction & Development
Small Business Banking	471,243	1,500	—	1,500	472,743	—	472,743
Specialty Lending	104,069	—	—	—	104,069	—	104,069
Energy & Infrastructure	13,753	—	—	—	13,753	—	13,753
Total	589,065	1,500	—	1,500	590,565	—	590,565
Commercial Real Estate
Small Business Banking	2,149,662	12,082	5,771	17,853	2,167,515	168,409	2,335,924
Specialty Lending	306,785	—	—	—	306,785	236	307,021
Energy & Infrastructure	136,706	—	3,072	3,072	139,778	22,123	161,901
Total	2,593,153	12,082	8,843	20,925	2,614,078	190,768	2,804,846
Commercial Land
Small Business Banking	429,014	1,663	1,917	3,580	432,594	42,164	474,758
Total	429,014	1,663	1,917	3,580	432,594	42,164	474,758
Total	$6,786,593	$37,232	$30,329	$67,561	$6,854,154	$494,458	$7,348,612
Retained Loan Discount and Net Deferred Costs							$(4,434)
Loan and Leases, Net							$7,344,178

Guaranteed Balance	$2,657,770	$20,199	$26,026	$46,225	$2,703,995	$67,268	$2,771,263
% Guaranteed	39.2%	54.3%	85.8%	68.4%	39.5%	13.6%	37.7%

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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following tables present credit quality indicators by portfolio class:

	Term Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
Small Business Banking
Risk Grades 1 - 4	$990,349	$1,470,824	$1,255,664	$660,926	$363,377	$296,132	$63,963	$11,047	$5,112,282
Risk Grade 5	7,744	72,913	60,115	37,390	42,095	50,705	7,174	1,407	279,543
Risk Grades 6 - 8	2,286	31,487	29,636	35,611	18,429	28,700	2,621	—	148,770
Total	1,000,379	1,575,224	1,345,415	733,927	423,901	375,537	73,758	12,454	5,540,595
Specialty Lending
Risk Grades 1 - 4	640,596	337,880	226,170	21,286	9,103	112	210,460	58,441	1,504,048
Risk Grade 5	8,858	52,767	35,453	43,080	9,223	—	20,547	5,417	175,345
Risk Grades 6 - 8	—	—	12,032	—	—	—	7,203	4,028	23,263
Total	649,454	390,647	273,655	64,366	18,326	112	238,210	67,886	1,702,656
Energy & Infrastructure
Risk Grades 1 - 4	386,421	223,309	120,917	41,919	50,035	23,308	14,818	—	860,727
Risk Grade 5	—	—	104,371	13,485	7,827	18,627	—	—	144,310
Risk Grades 6 - 8	—	4,024	6,303	3,619	—	—	—	—	13,946
Total	386,421	227,333	231,591	59,023	57,862	41,935	14,818	—	1,018,983
Paycheck Protection Program
Risk Grades 1 - 4	—	—	2,831	2,764	—	—	—	—	5,595
Total	—	—	2,831	2,764	—	—	—	—	5,595
Total	$2,036,254	$2,193,204	$1,853,492	$860,080	$500,089	$417,584	$326,786	$80,340	$8,267,829

Year-To-Date Gross Charge-offs
Small Business Banking	$—	$5,621	$6,435	$1,058	$1,225	$525	$1,097	$—	$15,961
Specialty Lending	—	—	—	—	—	—	7,966	—	7,966
Total	$—	$5,621	$6,435	$1,058	$1,225	$525	$9,063	$—	$23,927

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
Small Business Banking
Risk Grades 1 - 4	$1,499,309	$1,490,346	$857,380	$438,907	$224,199	$204,933	$75,005	$1,773	$4,791,852
Risk Grade 5	15,942	22,295	45,541	46,655	30,523	27,212	15,549	452	204,169
Risk Grades 6 - 8	1,806	8,777	18,261	29,047	14,260	27,215	2,688	759	102,813
Total	1,517,057	1,521,418	921,182	514,609	268,982	259,360	93,242	2,984	5,098,834
Specialty Lending
Risk Grades 1 - 4	562,952	266,165	82,812	13,343	268	788	143,512	31,469	1,101,309
Risk Grade 5	7,341	28,722	6,990	9,258	—	—	4,280	—	56,591
Risk Grades 6 - 8	—	6,933	—	—	—	—	293	—	7,226
Total	570,293	301,820	89,802	22,601	268	788	148,085	31,469	1,165,126
Energy & Infrastructure
Risk Grades 1 - 4	199,338	176,855	39,600	51,190	23,374	19,694	12,751	351	523,153
Risk Grade 5	4,024	4,409	500	6,976	4,706	5,142	—	—	25,757
Risk Grades 6 - 8	—	3,082	16,589	—	8,479	—	—	—	28,150
Total	203,362	184,346	56,689	58,166	36,559	24,836	12,751	351	577,060
Paycheck Protection Program
Risk Grades 1 - 4	—	7,421	5,713	—	—	—	—	—	13,134
Total	—	7,421	5,713	—	—	—	—	—	13,134
Total	$2,290,712	$2,015,005	$1,073,386	$595,376	$305,809	$284,984	$254,078	$34,804	$6,854,154

(1)	Excludes $388.0 million and $494.5 million of loans accounted for under the fair value option as of December 31, 2023 and December 31, 2022, respectively.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

December 31, 2023	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Risk Grades 1 - 4	$7,482,652	$2,622,558	$4,860,094	35.0%
Risk Grade 5	599,198	234,845	364,353	39.2
Risk Grades 6 - 8	185,979	109,992	75,987	59.1
Total	$8,267,829	$2,967,395	$5,300,434	35.9%

December 31, 2022	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Risk Grades 1 - 4	$6,429,448	$2,508,229	$3,921,219	39.0%
Risk Grade 5	286,517	115,573	170,944	40.3
Risk Grades 6 - 8	138,189	80,193	57,996	58.0
Total	$6,854,154	$2,703,995	$4,150,159	39.5%

(1)	Excludes $388.0 million and $494.5 million of loans accounted for under the fair value option as of December 31, 2023 and 2022, respectively.
Nonaccrual Loans and Leases
As of December 31, 2023 and December 31, 2022 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the twelve months ended December 31, 2023 and 2022. Nonaccrual loans and leases are generally included in the held for investment portfolio. Accrued interest receivable on loans totaled $63.5 million and $46.5 million at December 31, 2023 and December 31, 2022, respectively, and is included in other assets in the accompanying consolidated balance sheets.
Nonaccrual loans and leases as of December 31, 2023 and December 31, 2022 are as follows:

December 31, 2023	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$47,558	$39,018	$8,540	$407
Energy & Infrastructure	6,850	2,794	4,056	2,546
Total	54,408	41,812	12,596	2,953
Construction & Development
Small Business Banking	1,745	1,309	436	—
Total	1,745	1,309	436	—
Commercial Real Estate
Small Business Banking	57,140	44,426	12,714	8,199
Specialty Lending	12,032	—	12,032	12,032
Energy & Infrastructure	3,072	2,799	273	—
Total	72,244	47,225	25,019	20,231
Commercial Land
Small Business Banking	6,566	5,332	1,234	194
Total	6,566	5,332	1,234	194
Total	$134,963	$95,678	$39,285	$23,378

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2022	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$25,968	$19,686	$6,282	$407
Energy & Infrastructure	3,082	2,794	288	288
Total	29,050	22,480	6,570	695
Commercial Real Estate
Small Business Banking	34,520	23,830	10,690	3,611
Energy & Infrastructure	3,072	2,799	273	—
Total	37,592	26,629	10,963	3,611
Commercial Land
Small Business Banking	6,750	5,499	1,251	196
Total	6,750	5,499	1,251	196
Total	$73,392	$54,608	$18,784	$4,502

(1)	Excludes loans accounted for under the fair value option. See Note 10. Fair Value of Financial Instruments for additional information.
When a loan or lease is placed on nonaccrual status, any accrued interest is reversed from loan interest income. The following table summarizes the amount of accrued interest reversed during the periods presented:

	Twelve Months Ended December 31,
	2023	2022
Commercial & Industrial	$2,212	$619
Commercial Real Estate	1,041	833
Commercial Land	—	127
Construction & Development	56	—
Total	$3,309	$1,579
The following tables present the amortized cost basis of collateral-dependent loans and leases which are individually evaluated to determine expected credit losses, as of December 31, 2023 and 2022:

	Total Collateral-Dependent Loans			Unguaranteed Portion
December 31, 2023	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$2,737	$2,426	$—	$421	$547	$—	$277
Specialty Lending	—	4,711	—	—	4,711	—	—
Energy & Infrastructure	—	3,022	—	—	227	—	—
Total	2,737	10,159	—	421	5,485	—	277
Commercial Real Estate
Small Business Banking	21,211	—	—	6,298	—	—	—
Total	21,211	—	—	6,298	—	—	—
Commercial Land
Small Business Banking	1,735	—	—	200	—	—	—
Total	1,735	—	—	200	—	—	—
Total	$25,683	$10,159	$—	$6,919	$5,485	$—	$277

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	Total Collateral-Dependent Loans			Unguaranteed Portion
December 31, 2022	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$2,730	$371	$—	$414	$371	$—	$291
Energy & Infrastructure	16,378	—	—	13,583	—	—	—
Total	19,108	371	—	13,997	371	—	291
Commercial Real Estate
Small Business Banking	15,286	—	—	6,440	—	—	152
Total	15,286	—	—	6,440	—	—	152
Commercial Land
Small Business Banking	1,743	—	—	202	—	—	—
Total	1,743	—	—	202	—	—	—
Total	$36,137	$371	$—	$20,639	$371	$—	$443
Allowance for Credit Losses – Loans and Leases
The Company maintains the ACL at levels management believes represents the future expected credit losses in the loan and lease portfolios as of the balance sheet date. See Note 1. Organization and Summary of Significant Accounting Policies for a description of the methodologies used to estimate credit losses.
The following tables detail activity in the allowance for credit losses for the periods presented:

	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
December 31, 2023
Beginning Balance	$64,995	$5,101	$22,901	$3,569	$96,566
Adoption of ASU 2022-02	(25)	(166)	(83)	(402)	(676)
Charge offs	(22,510)	—	(1,417)	—	(23,927)
Recoveries	839	—	1,715	—	2,554
Provision	44,282	(218)	5,748	1,511	51,323
Ending Balance	$87,581	$4,717	$28,864	$4,678	$125,840
December 31, 2022
Beginning Balance	$37,770	$3,435	$19,068	$3,311	$63,584
Charge offs	(8,262)	—	(1,463)	(652)	(10,377)
Recoveries	1,039	3	1,363	11	2,416
Provision	34,448	1,663	3,933	899	40,943
Ending Balance	$64,995	$5,101	$22,901	$3,569	$96,566
December 31, 2021
Beginning Balance	$26,941	$5,663	$18,148	$1,554	$52,306
Charge offs	(2,912)	(262)	(2,731)	(12)	(5,917)
Recoveries	172	—	1,813	—	1,985
Provision	13,569	(1,966)	1,838	1,769	15,210
Ending Balance	$37,770	$3,435	$19,068	$3,311	$63,584
During the year ended December 31, 2023, the ACL increased primarily as a result of loan growth and charge-off related impacts. Additionally, during the first quarter of 2023, certain assumptions were refined, drawing more heavily on internal data, in the calculations of PD, LGD and prepayment rates. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2022, the ACL increased primarily as a result of loan growth, charge-off experience impacts and changes in the macroeconomic outlook. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period.
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
The following tables summarize the amortized cost basis of loans that were modified during the periods presented.

Twelve Months Ended December 31, 2023	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension & Payment Delay	% of Total Class of Financing Receivable
Small Business Banking	$10,090	$5,127	$3,330	$361	0.3%
Specialty Lending	—	708	—	4,133	0.3
Energy & Infrastructure	—	13,485	—	—	1.4
Total	$10,090	$19,320	$3,330	$4,494	2.0%
As of December 31, 2023, the Company had commitments to lend additional funds to these borrowers totaling $1.2 million.
The following table presents an aging analysis of loans that were modified on or after January 1, 2023, the date the Company adopted ASU 2022-02, through December 31, 2023.

	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$18,908	$—	$—	$—
Specialty Lending	4,841	—	—	—
Energy & Infrastructure	13,485	—	—	—
Total	$37,234	$—	$—	$—
The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the periods presented.

	Twelve Months Ended December 31, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	1.41%	67
Specialty Lending	—	67
Energy & Infrastructure	—	15
There were no loans that were modified on or after January 1, 2023, the date the Company adopted ASU 2022-02, through December 31, 2023 that subsequently defaulted during the periods presented.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
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
Prior to January 1, 2023, a loan or lease was accounted for as a TDR if the Company, for reasons related to the borrower’s financial difficulties, restructured a loan or lease, and granted a concession to the borrower that it would not otherwise grant. A TDR typically involved a more than short-term modification of terms such as a reduction of the interest rate below the current market rate for a loan or lease with similar risk characteristics or the waiving of certain financial covenants without corresponding offsetting compensation or additional support.
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
Note 4. Leases
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Direct Financing Leases
The gross lease payments receivable and the net investment included in loans and leases held for investment are as follows:

	As of December 31,
	2023	2022

Gross direct finance lease payments receivable	$2,335	$4,284
Less - unearned interest	(218)	(479)
Net investment in direct financing leases	$2,117	$3,805
Future minimum lease payments receivable under direct finance leases are as follows:

As of December 31, 2023	Amount
2024	$1,250
2025	968
2026	117
Total	$2,335
Interest income of $253 thousand, $393 thousand and $669 thousand was recognized in the twelve months ended December 31, 2023, 2022 and 2021, respectively.
Operating Leases
As of December 31, 2023 and 2022, the Company had a net investment of $104.0 million and $114.2 million, respectively, in assets included in premises and equipment, net in the consolidated balance sheets that are subject to operating leases. Of the net investment, the gross balance of the assets was $162.3 million and $163.4 million as of December 31, 2023 and 2022, respectively, and accumulated depreciation was $58.3 million and $49.2 million as of December 31, 2023 and 2022, respectively. Depreciation expense recognized on these assets for the twelve months ended December 31, 2023, 2022 and 2021 was $9.6 million, $9.7 million and $9.7 million, respectively.
Lease income of $9.5 million was recognized in the twelve months ended December 31, 2023, 2022 and 2021.
A maturity analysis of future minimum lease payments receivable under non-cancelable operating leases is as follows:

As of December 31, 2023	Amount
2024	$9,055
2025	8,738
2026	8,721
2027	8,483
2028	3,837
Thereafter	9,708
Total	$48,542
Lessee Lease Arrangements
The Company determines if an arrangement is or contains a lease at inception. If it is determined to be or contain a lease, then the lease is classified as an operating or finance lease.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
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
The Company has operating leases for real property and land. These leases have remaining lease terms of less than 1 year to 23 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases. The Company has concluded that it is reasonably certain it will exercise the options to extend for only one lease, which was therefore recognized as part of the right-of-use asset and lease liability.
The Company had a finance lease for fitness equipment, which matured during the year ended December 31, 2022.
The components of lease expense are as follows:

	December 31, 2023	December 31, 2022
Operating lease cost	$820	$1,224
Short-term lease cost	123	99
Finance lease cost:
Amortization of right-of-use assets	—	4
Interest expense on lease liabilities	—	—
Total net lease cost	$943	$1,327
Supplemental disclosure for the consolidated balance sheets related to operating leases is as follows:

	December 31, 2023	December 31, 2022
Operating lease right-of-use asset	$2,799	$2,118
Operating lease liability	3,180	2,558
The weighted average remaining lease term and weighted average discount rate for leases are as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	10.58	10.62
Weighted average discount rate
Operating leases	3.64%	3.14%

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
A maturity analysis of operating lease liabilities is as follows:

As of December 31, 2023	Operating Leases
2024	$718
2025	571
2026	508
2027	500
2028	333
Thereafter	1,231
Total lease payments	3,861
Less: imputed interest	(681)
Total lease liabilities	$3,180

Note 5. Servicing Assets
Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $3.09 billion, $2.67 billion and $2.29 billion at December 31, 2023, 2022 and 2021, respectively. The unpaid principal balance for all loans serviced for others was $4.24 billion, $3.48 billion and $3.30 billion at December 31, 2023, 2022 and 2021, respectively.
The following summarizes the activity pertaining to servicing rights measured at fair value:

	2023	2022
Balance at beginning of period	$26,323	$33,574
Additions, net	16,977	9,326
Fair value changes:
Due to changes in valuation inputs or assumptions (1)	14,297	(5,934)
Decay due to increases in principal paydowns or runoff	(9,411)	(10,643)
Balance at end of period	$48,186	$26,323

(1)	The twelve month period ended December 31, 2023, includes a $13.7 million increase related to change in estimate implemented on July 1, 2023.
See Note 10. Fair Value of Financial Instruments for further details about servicing assets measured at fair value.
As of December 31, 2023, the Company had servicing assets related to conventional commercial loans carried at amortized cost of $405 thousand.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 6. Premises and Equipment
Components of Premises and Equipment
Components of premises and equipment and total accumulated depreciation at December 31, 2023 and 2022 are as follows:

	2023	2022
Buildings	$54,746	$54,746
Land improvements	5,213	5,180
Furniture and equipment	19,537	19,117
Hardware and software	16,698	10,264
Leasehold improvements	7,678	7,705
Land	17,998	15,982
Transportation	22,279	49,766
Solar panels	162,348	163,391
Deposits on fixed assets	48,518	33,966
Premises and equipment, total	355,015	360,117
Less accumulated depreciation	(97,134)	(96,827)
Premises and equipment, net of depreciation	$257,881	$263,290
Deposits on fixed assets at December 31, 2023 consist primarily of construction costs related to the Company’s planned fourth building, software development costs, plane deposits and campus improvement costs. Depreciation expense for the years ended December 31, 2023, 2022 and 2021 amounted to $21.1 million, $20.6 million and $21.2 million, respectively.
In 2022, the Company purchased a building and land adjacent to its main campus for $18.3 million. The building, with a value of $11.5 million and $11.3 million at December 31, 2023 and 2022, respectively, is temporarily idle and therefore included in deposits on fixed assets as the Company formalizes plans for its campus expansion.
Note 7. Deposits
The types of deposits at December 31, 2023 and 2022 are:

	2023	2022
Noninterest-bearing deposits	$259,270	$194,100
Interest-bearing deposits:
Interest-bearing checking	301,006	—
Money market	135,551	128,443
Savings	4,497,376	4,096,576
Time deposits	5,081,816	4,465,809
Total	10,015,749	8,690,828
Total deposits	$10,275,019	$8,884,928

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2023 and 2022 was approximately $695.6 million and $629.1 million, respectively. At December 31, 2023 the scheduled maturities of total time deposits are as follows:

Year	Amount
2024	$3,452,692
2025	556,766
2026	370,858
2027	258,963
2028	156,472
Thereafter	286,065
Total	$5,081,816
Note 8. Borrowings
Total outstanding borrowings consisted of the following:

	December 31, 2023	December 31, 2022
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$23,354	$33,203
On December 30, 2022, the Company made an advance of $50.0 million on an overnight Fed Funds line of credit that is unsecured with an interest rate of 4.65%. The Company paid down the balance in full on January 3, 2023 and there is $100.0 million of available credit remaining at December 31, 2023.	—	50,000
Total borrowings	$23,354	$83,203
As of December 31, 2023 and 2022, the Company’s total unused borrowing capacity was $3.68 billion and $3.55 billion, respectively, based upon securities and loans identified as available for collateral. Unused borrowing capacity consists of access through the Federal Reserve Bank's discount window, available lines of credit with the Federal Home Loan Bank and other correspondent banks, the Federal Reserve Bank’s Bank Term Funding Program, as well as access to a repurchase agreement. If additional collateral is available, the Company’s aggregate approved borrowing capacity with all of the above sources is $6.28 billion and $4.88 billion as of December 31, 2023 and 2022, respectively.
The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying loans with a balance of $2.74 billion and $2.81 billion as of December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Company had approximately $2.21 billion and $2.35 billion, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of December 31, 2023 or 2022.
On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. As of December 31, 2023 and 2022, there was $2.72 billion and $2.31 billion, respectively, of stated potential borrowing capacity available under this agreement, of which approximately $111.7 million and $983.8 million of securities are available for collateral, respectively. There is no collateral pledged and no advances outstanding as of December 31, 2023 or 2022.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $130.0 million and $164.5 million as of December 31, 2023 and 2022, respectively. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balance on the lines of credit as of December 31, 2023, and $50.0 million in outstanding balances on the lines of credit as of December 31, 2022.
In September 2023, the Company modified a $100.0 million revolving line of credit with a third party correspondent bank. The line of credit is unsecured and accrues interest at 30-day SOFR plus 1.25% with an interest rate floor of 2.75%. The line of credit was extended 12 months to a maturity date of October 10, 2026 and the interest rate cap was increased from 4.25% to 6.75%. Payments are interest only with all principal and accrued interest due at maturity. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. The Company paid the Lender a non-refundable $250 thousand renewal fee upon modifying the Note that will be amortized into interest expense over the life of the loan. As of December 31, 2023 and 2022, there was $100.0 million of available credit.
The Company may borrow funds from the Bank Term Funding Program (“BTFP”). Under the BTFP, advances must be secured by pledging eligible securities owned by the Company on March 12, 2023. BTFP advances can be requested for a term of up to one year at a fixed market rate until the program ends March 11, 2024. As of December 31, 2023, there was $1.12 billion of potential borrowing capacity available and no outstanding balance.
The Company has entered into a repurchase agreement with a third party for up to $5.0 million as of December 31, 2023 and 2022. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of December 31, 2023 and 2022.
Note 9. Income Taxes
The components of income tax expense for the years ended December 31 are as follows:

	2023	2022	2021
Current income tax expense:
Federal	$24,051	$3,686	$12,774
State	7,042	3,301	6,211
Total current tax expense	31,093	6,987	18,985
Deferred income tax (benefit) expense:
Federal	(20,914)	23,838	22,886
State	(1,247)	3,291	1,922
Total deferred tax (benefit) expense	(22,161)	27,129	24,808
Income tax expense, as reported	$8,932	$34,116	$43,793

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% in 2023, 2022 and 2021 to income before income taxes as follows:

	2023	2022	2021
Income tax expense computed at the statutory rate	$17,394	$44,168	$44,266

State income tax expense, net of federal	4,316	5,899	6,426
Stock-based compensation expense	2,084	73	(4,689)
Decrease in taxes due to investment tax credit	(16,390)	(16,361)	(3,392)
Amended return net benefits	—	(3,261)	—
Other	1,528	3,598	1,182
Total income tax expense	$8,932	$34,116	$43,793
Components of deferred tax assets and liabilities are as follows:

	2023	2022
Deferred tax assets:
Net unrealized losses on securities available for sale	$26,753	$29,153
Allowance for loan and lease losses	30,576	27,159
Stock-based compensation expense	2,599	5,248
Capitalized research and experimentation costs	4,726	3,780
Accrued expenses	1,283	1,070
Operating lease liabilities	773	618
Goodwill and intangibles	—	14
Unguaranteed loan discount	319	—
Deferred loan fees and costs, net	101	—
Other	1,806	1,147
Total deferred tax assets	68,936	68,189

Deferred tax liabilities:
Premises and equipment	37,381	39,054
Net unrealized gains on non-marketable and other equity securities	18,165	22,309
Mark to market on loans held for sale	6,294	14,036
Unguaranteed loan discount	—	4,309
Deferred loan fees and costs, net	—	1,332
Operating lease right-of-use assets	680	511
Goodwill and intangibles	19	—
Other	11	13
Total deferred tax liabilities	62,550	81,564
Net deferred tax asset (liability)	$6,386	$(13,375)

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
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
ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The Company does not have material uncertain tax positions, interest or penalties recorded in the consolidated balance sheets or statements of income as of or for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, the Company was under audit by the Internal Revenue Service principally as it relates to prior energy credits. Due to the complexities of uncertainties, the ultimate resolution may result in a liability that is materially different from the current estimate.
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
Investment securities available-for-sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, discounted cash flow or at net asset value per share. Level 2 securities would include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.
Loans held for investment: The fair values of loans accounted for under the fair value option are determined using a DCF methodology. The estimate incorporates assumptions that market participants would use to estimate fair value of similar assets such as prepayment speeds, default and severity rates, and a discount rate. Due to the nature of the valuation inputs, loans held for investment are classified within Level 3 of the valuation hierarchy.
Servicing assets: Servicing rights do not trade in an active, open market with readily observable prices. While sales of servicing rights do occur, the precise terms and conditions typically are not readily available. Accordingly, the Company estimates the fair value of servicing rights using discounted cash flow models incorporating numerous assumptions from the perspective of a market participant including servicing income, ancillary income, servicing costs, discount rates and prepayment speeds. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the valuation hierarchy.

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
The table below provides a rollforward of the Level 3 equity warrant asset fair values.

	Twelve months ended December 31,
Equity Warrant Assets	2023	2022
Balance at beginning of period	$2,210	$1,672
Issuances	1,005	833
Net gains on derivative instruments	19	671
Settlements	(360)	(966)
Balance at end of period	$2,874	$2,210
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2023	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$17,529	$—	$17,529	$—
Mortgage-backed securities	1,105,592	—	1,105,592	—
Municipal bonds (1)	3,039	—	2,954	85
Loans held for investment	388,036	—	—	388,036
Servicing assets (2)	48,186	—	—	48,186
Mutual fund	1,645	—	1,645	—
Equity warrant assets	2,874	—	—	2,874
Total assets at fair value	$1,566,901	$—	$1,127,720	$439,181

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2022	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$15,668	$—	$15,668	$—
Mortgage-backed securities	995,574	—	995,574	—
Municipal bonds (1)	2,977	—	2,884	93
Other debt securities	500	—	500	—
Loans held for investment	494,458	—	—	494,458
Servicing assets (2)	26,323	—	—	26,323
Mutual fund	1,656	—	1,656	—
Equity warrant assets	2,210	—	—	2,210
Total assets at fair value	$1,539,366	$—	$1,016,282	$523,084

(1)
During the year ended December 31, 2023, the Company recorded a principal paydown of $1 thousand and a fair value adjustment loss of $7 thousand. During the year ended December 31, 2022, the Company recorded a principal paydown of $1 thousand and a fair value adjustment loss of $2 thousand.

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
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at December 31, 2023 or 2022. The unpaid principal balance of unguaranteed exposure for nonaccruals was $9.1 million and $7.2 million at December 31, 2023 and 2022, respectively.
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at December 31, 2023 and December 31, 2022.

	December 31, 2023
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$388,036	$407,544	$(19,508)	$48,474	$50,749	$(2,275)	$36,490	$37,939	$(1,449)
	$388,036	$407,544	$(19,508)	$48,474	$50,749	$(2,275)	$36,490	$37,939	$(1,449)

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	December 31, 2022
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$494,458	$513,219	$(18,761)	$44,890	$46,993	$(2,103)	$24,663	$26,321	$(1,658)
	$494,458	$513,219	$(18,761)	$44,890	$46,993	$(2,103)	$24,663	$26,321	$(1,658)
The following table presents the net (losses) gains from changes in fair value.

	Twelve Months Ended December 31,
(Losses) Gains on Loans Accounted for under the Fair Value Option	2023	2022
Loans held for sale	$—	$1,521
Loans held for investment	(3,539)	(475)
	$(3,539)	$1,046
Losses related to borrower-specific credit risk were $3.5 million and $1.9 million for the twelve months ended December 31, 2023 and 2022, respectively.
The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Twelve Months Ended December 31,
Loans held for sale	2023	2022
Balance at beginning of period	$—	$25,310
Repurchases and issuances	—	65
Fair value changes	—	1,521
Transfers	—	(26,219)
Settlements	—	(677)
Balance at end of period	$—	$—

	Twelve Months Ended December 31,
Loans held for investment	2023	2022
Balance at beginning of period	$494,458	$645,201
Repurchases and issuances	22,955	18,629
Fair value changes	(3,539)	(475)
Transfers	—	26,219
Settlements	(125,838)	(195,116)
Balance at end of period	$388,036	$494,458

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

December 31, 2023	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$4,503	$—	$—	$4,503
Foreclosed assets	6,481	—	—	6,481
Total assets at fair value	$10,984	$—	$—	$10,984

December 31, 2022	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$4,840	$—	$—	$4,840
Total assets at fair value	$4,840	$—	$—	$4,840

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Level 3 Analysis
For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2023
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$85	Discounted expected cash flows	Discount rate	7.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$388,036	Discounted expected cash flows	Loss rate	0.0% - 7.4%	1.2%
			Discount rate	6.7% - 18.0%	9.6%
			Prepayment speed	14.0% - 30.3%	16.0%
Servicing assets	$48,186	Discounted expected cash flows	Discount rate	14.5%	14.5%
			Prepayment speed	11.8% - 17.8%	15.3%
Equity warrant assets	$2,874	Black-Scholes option pricing model	Volatility	26.9% - 90.0%	35.8%
			Risk-free interest rate	3.8% - 3.9%	3.9%
			Marketability discount	20.0% - 25.0%	22.7%
			Remaining life	3.9 - 10 years	7.6 years
Non-recurring fair value
Collateral-dependent loans	$4,503	Discounted appraisals	Appraisal adjustments (2)	10.0% - 70.0%	38.7%
Foreclosed assets	$6,481	Discounted appraisals	Appraisal adjustments (2)	10.0% - 17.4%	10.4%

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2022
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$93	Discounted expected cash flows	Discount rate	6.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$494,458	Discounted expected cash flows	Loss rate	0.0% - 79.3%	1.9%
			Discount rate	7.5% - 11.2%	10.0%
			Prepayment speed	16.5%	16.5%
		Discounted appraisals	Appraisal adjustments	0.0% - 77.3%	28.6%
Servicing assets	$26,323	Discounted expected cash flows	Discount rate	0.0% - 32.0%	20.8%
			Prepayment speed	0.0% - 37.4%	15.7%
Equity warrant assets	$2,210	Black-Scholes option pricing model	Volatility	26.5% - 90.0%	34.2%
			Risk-free interest rate	3.9% - 4.0%	3.9%
			Marketability discount	20.0%	20.0%
			Remaining life	3 - 10 years	7.7 years
Non-recurring fair value
Collateral-dependent loans	$4,840	Discounted appraisals	Appraisal adjustments (2)	10.0% - 66.5%	34.2%

(1)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to the instruments fair value.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.
Estimated Fair Value of Other Financial Instruments
GAAP also requires disclosure of fair value information about financial instruments carried at book value on the consolidated balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value to the Company.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

December 31, 2023	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$582,540	$582,540	$—	$—	$582,540
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	387,037	—	—	402,096	402,096
Loans and leases held for investment, net of allowance for credit losses on loans and leases	8,119,971	—	—	8,600,046	8,600,046
Financial liabilities
Deposits	10,275,019	—	10,080,182	—	10,080,182
Borrowings	23,354	—	—	22,844	22,844

December 31, 2022	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$280,239	$280,239	$—	$—	$280,239
Federal funds sold	136,397	136,397	—	—	136,397
Certificates of deposit with other banks	4,000	4,000	—	—	4,000
Loans held for sale	554,610	—	—	577,254	577,254
Loans and leases held for investment, net of allowance for credit losses on loans and leases	6,753,154	—	—	6,652,936	6,652,936
Financial liabilities
Deposits	8,884,928	—	8,532,615	—	8,532,615
Borrowings	83,203	—	—	82,258	82,258
Note 11. Commitments and Contingencies
Litigation
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of December 31, 2023, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
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

	December 31, 2023	December 31, 2022
Commitments to extend credit (1)	$2,921,978	$2,731,866
Standby letters of credit	20,487	26,454
Airplane purchase agreement commitments	9,000	24,000
Total unfunded off-balance sheet credit risk	$2,951,465	$2,782,320

(1)	Includes unfunded overdraft protection.
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
Other Commitments
The Company is in the final phase of constructing a new facility to accommodate expansion of its main campus. The total estimated cost to complete the construction program is approximately $37.0 million. At December 31, 2023, the Company has paid and was committed to approximately $21.5 million of the total estimated amount.
As of December 31, 2023 and December 31, 2022, the Company recorded unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $29.0 million and $26.1 million, respectively.
Concentrations of Credit Risk
The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained exposure exceeds $20.0 million, except for twenty-seven relationships that have a retained unguaranteed exposure of $1.10 billion of which $684.9 million of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $48.5 million, of which no relationships exceed $20.0 million.
The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Geographic Concentrations
The following table presents the geographic concentration of the Company’s loan and lease portfolio at December 31, 2023:

% of Total
Geographic Regions (1)
Midwest	12.4%
Northeast	18.7
Southeast	30.8
Southwest	12.2
West	25.9
Total	100.0%

(1)	Concentrations are stated as a percentage of total unguaranteed loans held for investment. Midwest consists of ND, SD, NE, KS, MN, IA,WI, MO, IL, IN, MI and OH. Northeast consists of MD, DE, PA, NJ, NY, CT, RI, MA, VT, ME and NH. Southeast consists of AR, LA, MS, TN, AL, GA, FL, SC, KY, NC, VA, WV, DC, PR and VI. Southwest consists of AZ, NM, TX and OK. West consists of WA, OR, CA, NV, ID, MT, WY, CO, UT, AK and HI.
Note 12. Benefit Plans
Defined Contribution Plan
The Company maintains an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Company makes certain matching contributions and may make additional contributions at the discretion of the board of directors. Company expense relating to the plan for the years ended December 31, 2023, 2022 and 2021 amounted to $6.5 million, $6.3 million and $4.4 million, respectively.
Flexible Benefits Plan
The Company maintains a Flexible Benefits Plan which covers substantially all employees. Participants may set aside pre-tax dollars to provide for future expenses such as dependent care.
Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan on October 8, 2014, which plan was most recently amended and restated as of March 22, 2021 and approved by the Company’s shareholders on May 11, 2021 (“ESPP”), within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under this plan, eligible employees are able to purchase available shares with post-tax dollars as of the grant date. In order for employees to be eligible to participate in this plan they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand in fair market value per employee per calendar year. Options to purchase shares under the ESPP are granted at a 15% discount to fair market value. Expense recognized in relation to the ESPP was $246 thousand, $188 thousand and $118 thousand for fiscal years 2023, 2022 and 2021, respectively.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Stock Option Plans
On March 20, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan (as amended and currently in effect, the “2015 Omnibus Stock Incentive Plan”) which replaced the previously existing Amended Incentive Stock Option Plan and Nonstatutory Stock Option Plan. Subsequently on May 24, 2016, the 2015 Omnibus Stock Incentive Plan was amended and restated, and on May 15, 2018, the 2015 Omnibus Stock Incentive Plan was amended, to authorize awards covering a maximum of 7,000,000 and 8,750,000 common voting shares, respectively. On May 11, 2021, the Amended and Restated 2015 Omnibus Stock Incentive Plan was amended to authorize awards covering a maximum of 10,750,000 common voting shares. Subsequently on May 16, 2023, 2015 Omnibus Stock Incentive Plan was amended to authorize awards covering a maximum of 13,750,000 common voting shares. Options or restricted shares granted under 2015 Omnibus Stock Incentive Plan expire no more than 10 years from date of grant. Exercise prices under the 2015 Omnibus Stock Incentive Plan are set by the Board of Directors at the date of grant but shall not be less than 100% of fair market value of the related stock at the date of the grant. Forfeitures are recognized as they occur.
Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the years ended December 31, 2023, 2022 and 2021 the Company recognized $25 thousand, $753 thousand and $1.3 million in compensation expense for stock options, respectively.
Stock option activity under the 2015 Omnibus Stock Incentive Plan during the year ended December 31, 2023 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	825,114	$12.73
Exercised	(148,551)	12.71
Outstanding at December 31, 2023	676,563	$12.74	1.31 years	$22,165,930
Exercisable at December 31, 2023	676,563	$12.74	1.31 years	$22,165,930
The following is a summary of non-vested stock option activity for the Company for the years ended December 31, 2023, 2022 and 2021.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	1,022,636	$5.38
Vested	(592,693)	4.35
Forfeited	(47,093)	7.28
Non-vested at December 31, 2021	382,850	6.75
Vested	(336,464)	6.85
Forfeited	(8,626)	6.95
Non-vested at December 31, 2022	37,760	6.60
Vested	(37,760)	6.60
Non-vested at December 31, 2023	—	$—
The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $2.8 million, $7.0 million and $46.3 million, respectively.
At December 31, 2023, there was no unrecognized compensation costs relating to stock options.
There were no options granted in 2023, 2022 or 2021.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Restricted Stock Plan
In 2010, the Company adopted a Restricted Stock Plan. Under this plan, a total of 1,350,000 shares of Common Stock were available for issuance to eligible employees. Restricted stock grants vested in equal installments ranging from immediate vesting to over a seven year period from the date of the grant. Under the 2015 Omnibus Stock Incentive Plan, which replaced the previously existing Restricted Stock Plan, 1,329,508 restricted stock units were granted during 2021 to eligible employees and outside directors at a weighted average grant date fair value of $58.19. During 2022, 885,939 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $37.75. The vesting of these grants was time based and had no market price conditions. During 2023, 927,838 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $34.83, of which the vesting of all grants was time based.
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
The following is a summary of non-vested RSU stock activity for the Company for the year ended December 31, 2023.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	2,409,698	$43.63
Granted	927,838	34.83
Vested	(565,790)	41.87
Forfeited	(543,510)	47.39
Non-vested at December 31, 2023	2,228,236	$39.50
During 2022 and 2021, the Company granted 885,939 and 1,329,508 RSUs, respectively. The weighted average grant date fair value for RSUs granted in 2022 and 2021 was $37.75 and $58.19, respectively.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized $17.6 million, $19.4 million and $11.4 million in compensation expense for RSUs, respectively.
At December 31, 2023, unrecognized compensation costs relating to RSUs amounted to $77.1 million which will be recognized over a weighted average period of 3.83 years.
Subsequently in February 2024, the Company granted 457,167 RSUs with a weighted average grant date fair value of $39.40 with unrecognized compensation expense of $18.0 million which will be recognized over a weighted average period of 5.01 years.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The compensation expense for Market RSUs is measured based on their grant date fair value as calculated using the Monte Carlo Simulation and is recognized on a straight-line basis over the average vesting period. The Monte Carlo Simulation used 100,000 simulation paths to assess the expected date of achieving the market price criteria.
For the year ended December 31, 2021, the Company recognized $4.2 million in compensation expense for Market RSUs. For the year ended December 31, 2021, 575,500 Market RSUs met the performance stock price conditions for the $45.00, $48.00 $50.00 and $55.00 stock price for twenty consecutive days. The remaining expense of $3.7 million was fully recognized due to the accelerated vesting.
There were no remaining Market RSUs at year end December 31, 2023 and 2022.
Employee Incentive Compensation
The Company has an incentive compensation framework whereby full-time employees are eligible to receive an annual cash bonus payment plus the opportunity for an annual long-term incentive (“LTI”) equity grant in the form of RSUs. Both cash bonus and LTI equity grants are based on each individual’s base pay and overall Company performance. LTI grants are generally influenced by each individual’s tiered target as a percent of base pay. Total expenses related to the cash bonus for employees were $1.0 million, $9.4 million and $7.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, for the years ended December 31, 2023, 2022 and 2021 the Company had discretionary special bonuses of $4.5 million, $10.5 million and $4.0 million, respectively, to most full-time employees.
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
Based on the most recent notification from the Federal Deposit Insurance Corporation, the Bank is well capitalized under the regulatory framework for prompt corrective action. As of December 31, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject and were not aware of any conditions or events that would change each entity’s well capitalized status.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Capital amounts and ratios as of December 31, 2023 and 2022, are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2023
Common Equity Tier 1
(to Risk-Weighted Assets)	$960,433	11.73%	$368,549	4.50%	N/A	N/A
Total Capital
(to Risk-Weighted Assets)	$1,063,157	12.98%	$655,198	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$960,433	11.73%	$491,399	6.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$960,433	8.58%	$447,561	4.00%	N/A	N/A
Bank - December 31, 2023
Common Equity Tier 1
(to Risk-Weighted Assets)	$823,478	10.40%	$356,426	4.50%	$514,837	6.50%
Total Capital
(to Risk-Weighted Assets)	$922,876	11.65%	$633,646	8.00%	$792,057	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$823,478	10.40%	$475,234	6.00%	$633,646	8.00%
Tier 1 Capital
(to Average Assets)	$823,478	7.41%	$444,480	4.00%	$555,600	5.00%
Consolidated - December 31, 2022
Common Equity Tier 1
(to Risk-Weighted Assets)	$888,235	12.47%	$320,446	4.50%	N/A	N/A
Total Capital
(to Risk-Weighted Assets)	$977,360	13.73%	$569,681	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$888,235	12.47%	$427,261	6.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$888,235	9.26%	$383,499	4.00%	N/A	N/A
Bank - December 31, 2022
Common Equity Tier 1
(to Risk-Weighted Assets)	$730,092	10.70%	$307,179	4.50%	$443,703	6.50%
Total Capital
(to Risk-Weighted Assets)	$815,577	11.95%	$546,096	8.00%	$682,620	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$730,092	10.70%	$409,572	6.00%	$546,096	8.00%
Tier 1 Capital
(to Average Assets)	$730,092	7.70%	$379,396	4.00%	$474,245	5.00%

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 14. Transactions with Related Parties
The Company has entered into transactions with its directors, officers, significant shareholders, their affiliates, and equity method investments (“related parties”).
The following table provides related party loan activity during 2023:

Amount
Balance as of December 31, 2022	$21,738
Loan originations	3,723
Loan repayments	(2,537)
Balance as of December 31, 2023	$22,924
Deposits from related parties held by the Company as of December 31, 2023 and 2022 amounted to $48.6 million and $63.5 million, respectively.
Transactions with related parties include the following equity method investments: Apiture, Inc. (“Apiture”), Canapi Funds, Cape Fear Collective 1 & 2, OTR, Estrella Landing, Green Sun, Sunvest, HEP and Heelstone.
Apiture is a digital banking solution for financial institutions. The Canapi Funds are investment funds which focus on providing venture capital to new and emerging financial technology companies. Each of Cape Fear Collective 1 & 2 is a “qualified housing project” within the meaning of 12 CFR 362.3 and serves as a special purpose vehicle to purchase residential homes available for sale in the community. OTR is a Community Development Financial Institution (CDFI) certified by the U.S. Department of the Treasury. CDFIs provide credit and financial services to underserved markets and populations to help low-income and other disadvantaged people join the economic mainstream. Estrella Landing is a LIHTC investment that qualifies as an affordable housing project located in Wilmington, NC. Green Sun, Sunvest, HEP, and Heelstone are solar income tax credit projects. See Note 2. Securities, section captioned “Equity Method Accounting,” for further detail on equity method investments.
During the years ended December 31, 2023, 2022 and 2021, the Company paid Apiture $2.5 million, $2.0 million and $1.2 million, respectively, for professional services. During 2023, 2022 and 2021, the Company recognized income from Apiture of $385 thousand, $438 thousand and $601 thousand, respectively, for shared services and rent.
During the years ended December 31, 2022 and 2021, the Company made charitable contributions in the amounts of $310 thousand and $352 thousand, respectively, to Collective Impact in New Hanover County, a 501(c)(3) charitable organization (“Collective Impact”). There were no charitable contributions made during the year ended December 31, 2023. Cape Fear Collective Ventures, LLC, a wholly owned subsidiary of Collective Impact, manages each of Cape Fear Collective 1 & 2.
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

	Banking	Fintech	Other	Consolidated
As of and for the year ended December 31, 2023
Interest income	$687,655	$39	$581	$688,275
Interest expense	341,789	—	1,181	342,970
Net interest income	345,866	39	(600)	345,305
Provision for loan and lease credit losses	51,323	—	—	51,323
Noninterest income	101,054	8,297	2,382	111,733
Noninterest expense	303,695	10,458	8,732	322,885
Income tax (benefit) expense	9,106	1,034	(1,208)	8,932
Net income (loss)	$82,796	$(3,156)	$(5,742)	$73,898
Total assets	$11,145,385	$131,310	$(5,272)	$11,271,423
As of and for the year ended December 31, 2022
Interest income	$444,307	$93	$73	$444,473
Interest expense	115,324	—	1,648	116,972
Net interest income	328,983	93	(1,575)	327,501
Provision for loan and lease credit losses	40,943	—	—	40,943
Noninterest income	80,562	155,028	2,402	237,992
Noninterest expense	296,891	9,413	7,922	314,226
Income tax (benefit) expense	(226)	36,016	(1,674)	34,116
Net income (loss)	$71,937	$109,692	$(5,421)	$176,208
Total assets	$9,672,458	$124,249	$58,791	$9,855,498
As of and for the year ended December 31, 2021
Interest income	$360,986	$201	$26	$361,213
Interest expense	63,119	—	1,309	64,428
Net interest income	297,867	201	(1,283)	296,785
Provision for loan and lease credit losses	15,210	—	—	15,210
Noninterest income	114,363	43,141	2,696	160,200
Noninterest expense	215,819	5,395	9,773	230,987
Income tax (benefit) expense	35,539	10,280	(2,026)	43,793
Net income (loss)	$145,662	$27,667	$(6,334)	$166,995
Total assets	$8,053,212	$121,889	$38,292	$8,213,393

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 16. Parent Company Only Financial Statements
The following balance sheets, statements of income and statements of cash flows are for Live Oak Bancshares, Inc.
Balance Sheets

	As of December 31,
	2023	2022
Assets
Cash and cash equivalents	$81,897	$103,238
Investment in subsidiaries	843,978	704,905
Other assets	14,518	50,801
Total assets	$940,393	$858,944

Liabilities and Shareholders' Equity
Borrowings	$23,354	$33,203
Other liabilities	14,373	14,708
Total liabilities	37,727	47,911

Shareholders' equity:
Common stock	344,568	330,854
Retained earnings	642,817	572,497
Accumulated other comprehensive loss	(84,719)	(92,318)
Total shareholders' equity	902,666	811,033
Total liabilities and shareholders' equity	$940,393	$858,944
Statements of Income

	Years ended December 31,
	2023	2022	2021
Interest income	$581	$73	$25
Interest expense	1,182	1,648	1,309
Net interest loss	(601)	(1,575)	(1,284)
Noninterest income:
Other noninterest income	(290)	(107)	716
Total noninterest income	(290)	(107)	716
Noninterest expense:
Salaries and employee benefits	1,549	1,444	5,120
Professional services expense	1,540	1,163	679
Other expense	2,384	1,907	789
Total noninterest expense	5,473	4,514	6,588
Net loss before equity in undistributed income of subsidiaries	(6,364)	(6,196)	(7,156)
Income tax benefit	(1,010)	(1,358)	(1,615)
Net loss	(5,354)	(4,838)	(5,541)
Equity in undistributed income of subsidiaries in excess of dividends from subsidiaries	79,252	181,046	172,536
Net income attributable to Live Oak Bancshares, Inc.	$73,898	$176,208	$166,995

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Statements of Cash Flows

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$73,898	$176,208	$166,995
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries in excess of dividends of subsidiaries	(79,252)	(181,046)	(172,536)
Subsidiary vesting of restricted stock and other	(10,474)	(14,862)	2,679
Deferred tax (benefit) expense	(15)	434	30,070
Stock option compensation expense	272	942	1,379
Restricted stock compensation expense	17,603	19,405	15,572
Business combination contingent consideration fair value adjustments	125	(86)	99
Net change in other assets	36,283	(2,846)	(22,645)
Net change in other liabilities	299	(1,626)	(11,243)
Net cash provided by (used in) operating activities	38,739	(3,477)	10,370
Cash flows from investing activities
Capital (investment in) return on subsidiaries	(40,000)	121,750	(26,407)
Purchases of equity security investments	(132)	(182)	(84)
Purchases of equity method investments	(612)	(904)	(237)
Net cash (used in) provided by investing activities	(40,744)	120,664	(26,728)
Cash flows from financing activities
Proceeds from borrowings	71	12,096	57,675
Repayment of borrowings	(9,920)	(29,627)	(21,429)
Stock option exercises	1,168	2,118	4,158
Employee stock purchase program	1,396	1,067	670
Withholding cash issued in lieu of restricted stock and other	(6,725)	(4,972)	(19,151)
Repurchase and retirement of shares	—	—	(953)
Shareholder dividend distributions	(5,326)	(5,266)	(5,186)
Net cash (used in) provided by financing activities	(19,336)	(24,584)	15,784
Net change in cash and cash equivalents	(21,341)	92,603	(574)
Cash and cash equivalents at beginning of year	103,238	10,635	11,209
Cash and cash equivalents at end of year	$81,897	$103,238	$10,635

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.
FORVIS, LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K and has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2023. This report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9B.OTHER INFORMATION
None.
Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be included in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders (the “Proxy Statement”), under the headings “Proposal 1: Election of Directors,” “Qualifications of Directors,” “Code of Ethics and Conflict of Interest Policy,” “Director Relationships,” “Committees of the Board or Directors,” “Executive Officers,” “Report of the Audit Committee,” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2023 fiscal year.
Item 11.EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the section of the Proxy Statement entitled “Executive Compensation and Other Matters” under the following headings and is incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation and Other Tables,” “Potential Payments upon Termination or Change in Control,” “Principal Executive Officer Pay Ratio,” and “Director Compensation,” and in the section of the Proxy Statement entitled “Corporate Governance” under the heading “Compensation Committee Interlocks and Insider Participation.”
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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits listed below are filed or furnished as a part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)

3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the amended registration statement on Form S-1, filed on July 13, 2015)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)

4.2	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 of the annual report on Form 10-K, filed on February 27, 2020)

10.1	2008 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the registration statement on Form S-1, filed on June 19, 2015) #

10.2.1	2008 Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-1, filed on June 19, 2015) #

10.2.2	Amendment to 2008 Nonstatutory Stock Option Plan effective July 1, 2019 (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q, filed on August 6, 2019) #

10.3	Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed on May 12, 2021) #

10.4.1	2015 Omnibus Stock Incentive Plan as Amended and Restated effective May 24, 2016 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 27, 2016) #

10.4.2	Amendment to 2015 Omnibus Stock Incentive Plan dated May 15, 2018 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 18, 2018) #

10.4.3	Amendment to 2015 Omnibus Stock Incentive Plan dated May 11, 2021 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 12, 2021) #

10.4.4	Amendment to 2015 Omnibus Stock Incentive Plan dated November 14, 2023* #

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

10.5.21
Amendment to Software Service Agreement dated October 4, 2022, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.3.1 of the quarterly report on Form 10-Q, filed on November 2, 2022)

10.5.22
Amendment to Software Service Agreement dated October 16, 2022, between Live Oak Banking Company and nCino Inc. (incorporated by reference to Exhibit 10.3.2 of the quarterly report on Form 10-Q, filed on November 2, 2022)

10.5.23
Amendment to Software Service Agreement dated November 3, 2022, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.5.23 of the annual report on Form 10-K, filed on February 23, 2023)

10.5.24
Amendment to Software Service Agreement dated November 15, 2022, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.5.24 of the annual report on Form 10-K, filed on February 23, 2023)

10.5.25
Amendment to Software Service Agreement dated January 30, 2023, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.5.25 of the annual report on Form 10-K, filed on February 23, 2023)

10.5.26
Amendment to Software Service Agreement dated March 28, 2023, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q, filed on May 3, 2023)

10.5.27
Amendment to Software Service Agreement dated June 5, 2023, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.2.1 of the quarterly report on Form 10-Q, filed on August 2, 2023)

10.5.28
Amendment to Software Service Agreement dated June 5, 2023, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.2.2 of the quarterly report on Form 10-Q, filed on August 2, 2023)

10.5.29
Amendment to Software Service Agreement dated June 8, 2023, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.2.3 of the quarterly report on Form 10-Q, filed on August 2, 2023)

10.5.30
Amendment to Software Service Agreement dated July 14, 2023, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.2.4 of the quarterly report on Form 10-Q, filed on August 2, 2023)

10.5.31
Amendment to Software Service Agreement dated July 21, 2023, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.2.5 of the quarterly report on Form 10-Q, filed on August 2, 2023)

10.5.32
Amendment to Software Service Agreement dated September 12, 2023, between Live Oak Banking Company and nCino, Inc. (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q, filed on November 3, 2023)

10.5.33	Amendment to Software Service Agreement dated November 2, 2023, between Live Oak Banking Company and nCino, Inc.*

10.6.1	Form of Stock Option Award Agreement for executive officers under the 2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the 2015 10-K) #

10.6.2	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 14, 2020) #

10.6.3	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.2 of the current report on Form 8-K filed on February 24, 2021) #

10.6.4	RSU Award Agreement for M. Huntley Garriott, Jr. (incorporated by reference to Exhibit 99.3 of the current report on Form 8-K filed on February 24, 2021) #

10.6.5	RSU Award Agreement for William C. Losch, III (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q filed on November 3, 2021) #

10.6.6	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 18, 2022) #

10.6.7	Form of 2023 RSU Award Agreement for non-employee directors (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed on August 2, 2023) #

10.6.8	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 17, 2023) #

10.6.9	Letter Amendment to Form of RSU Award Agreements for certain executive officers* #

10.6.10	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 16, 2024) #

21.1	Subsidiaries of the Registrant*

23.1	Consent of the Independent Registered Public Accounting Firm - FORVIS, LLP*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97	Live Oak Bancshares, Inc. Clawback Policy, adopted by the Board of Directors on November 8, 2023*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a document being filed with this Form 10-K.

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

Live Oak Bancshares, Inc.
(Registrant)

Date: February 22, 2024	By:	/s/ James S. Mahan III
James S. Mahan III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date
/s/ James S. Mahan III
James S. Mahan III	February 22, 2024
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Walter J. Phifer
Walter J. Phifer	February 22, 2024
Chief Financial Officer (Principal Financial Officer)

/s/ J. Wesley Sutherland
J. Wesley Sutherland	February 22, 2024
Chief Accounting Officer (Principal Accounting Officer)

/s/ William L. Williams III
William L. Williams III	February 22, 2024
Vice Chairman of the Board of Directors

/s/ Tonya W. Bradford
Tonya W. Bradford	February 22, 2024
Director

/s/ William H. Cameron
William H. Cameron	February 22, 2024
Director

/s/ Diane B. Glossman
Diane B. Glossman	February 22, 2024
Director

/s/ Glen F. Hoffsis
Glen F. Hoffsis	February 22, 2024
Director

/s/ David G. Lucht
David G. Lucht	February 22, 2024
Director

/s/ Miltom E. Petty
Miltom E. Petty	February 22, 2024
Director

/s/ Neil L. Underwood
Neil L. Underwood	February 22, 2024
Director

/s/ Yousef A. Valine
Yousef A. Valine	February 22, 2024
Director