Form 10-Q
period 2024-03-31
Live Oak Bancshares, Inc.
filed 2024-05-10
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
As of May 9, 2024, there were 44,969,300 shares of the registrant’s voting common stock outstanding.

Live Oak Bancshares, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Live Oak Bancshares, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2024 (unaudited) and December 31, 2023*
(Dollars in thousands)

	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$597,394	$582,540
Certificates of deposit with other banks	250	250
Investment securities available-for-sale	1,120,622	1,126,160
Loans held for sale	310,749	387,037
Loans and leases held for investment (includes $379,222 and $388,036 measured at fair value, respectively)	8,912,561	8,633,847
Allowance for credit losses on loans and leases	(139,041)	(125,840)
Net loans and leases	8,773,520	8,508,007
Premises and equipment, net	258,071	257,881
Foreclosed assets	8,561	6,481
Servicing assets (includes $48,962 and $48,186 measured at fair value, respectively)	49,343	48,591
Other assets	387,059	354,476
Total assets	$11,505,569	$11,271,423
Liabilities and shareholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$226,668	$259,270
Interest-bearing	10,156,693	10,015,749
Total deposits	10,383,361	10,275,019
Borrowings	120,242	23,354
Other liabilities	74,248	70,384
Total liabilities	10,577,851	10,368,757
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 44,938,673 and 44,617,673 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	349,648	344,568
Class B common stock, no par value, 10,000,000 shares authorized, none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Retained earnings	669,307	642,817
Accumulated other comprehensive loss	(91,237)	(84,719)
Total shareholders’ equity	927,718	902,666
Total liabilities and shareholders’ equity	$11,505,569	$11,271,423
*Derived from audited consolidated financial statements.
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three months ended March 31, 2024 and 2023 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Interest income
Loans and fees on loans	$176,010	$139,052
Investment securities, taxable	8,954	7,547
Other interest earning assets	7,456	4,817
Total interest income	192,420	151,416
Interest expense
Deposits	101,998	67,595
Borrowings	311	1,804
Total interest expense	102,309	69,399
Net interest income	90,111	82,017
Provision for loan and lease credit losses	16,364	19,021
Net interest income after provision for loan and lease credit losses	73,747	62,996
Noninterest income
Loan servicing revenue	7,624	6,380
Loan servicing asset revaluation	(2,744)	356
Net gains on sales of loans	11,502	10,175
Net loss on loans accounted for under the fair value option	(219)	(4,529)
Equity method investments (loss) income	(5,022)	(2,952)
Equity security investments (losses) gains, net	(529)	77
Lease income	2,453	2,535
Management fee income	3,271	3,472
Other noninterest income	9,761	4,065
Total noninterest income	26,097	19,579
Noninterest expense
Salaries and employee benefits	47,275	44,765
Travel expense	2,438	2,411
Professional services expense	1,878	927
Advertising and marketing expense	3,692	3,603
Occupancy expense	2,247	1,925
Technology expense	7,723	7,729
Equipment expense	3,074	3,818
Other loan origination and maintenance expense	3,911	3,927
Renewable energy tax credit investment (recovery) impairment	(927)	69
FDIC insurance	3,200	3,403
Other expense	3,226	6,385
Total noninterest expense	77,737	78,962
Income before taxes	22,107	3,613
Income tax (benefit) expense	(5,479)	3,215
Net income	$27,586	$398
Basic earnings per share	$0.62	$0.01
Diluted earnings per share	$0.60	$0.01
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$27,586	$398
Other comprehensive (loss) income before tax:
Net unrealized (loss) gain on investment securities available-for-sale during the period	(8,576)	10,432
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	—	—
Other comprehensive (loss) income before tax	(8,576)	10,432
Income tax benefit (expense)	2,058	(2,509)
Other comprehensive (loss) income, net of tax	(6,518)	7,923
Total comprehensive income	$21,068	$8,321
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Three Months Ended
	Common stock			Retained earnings	Accumulated other comprehensive (loss) income	Total equity
	Shares		Amount
	Class A	Class B
Balance at December 31, 2023	44,617,673	—	$344,568	$642,817	$(84,719)	$902,666
Net income	—	—	—	27,586	—	27,586
Other comprehensive loss	—	—	—	—	(6,518)	(6,518)
Issuance of restricted stock	123,670	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(3,057)	—	—	(3,057)
Employee stock purchase program	18,485	—	702	—	—	702
Stock option exercises	178,845	—	1,129	—	—	1,129
Restricted stock compensation expense	—	—	6,306	—	—	6,306
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	249	—	249
Cash dividends ($0.03 per share)	—	—	—	(1,345)	—	(1,345)
Balance at March 31, 2024	44,938,673	—	$349,648	$669,307	$(91,237)	$927,718

Balance at December 31, 2022	44,061,244	—	$330,854	$572,497	$(92,318)	$811,033
Net income	—	—	—	398	—	398
Other comprehensive income	—	—	—	—	7,923	7,923
Issuance of restricted stock	162,874	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(3,353)	—	—	(3,353)
Employee stock purchase program	31,059	—	631	—	—	631
Stock option exercises	35,663	—	367	—	—	367
Stock option compensation expense	—	—	133	—	—	133
Restricted stock compensation expense	—	—	6,040	—	—	6,040
Adoption of ASU 2022-02			—	676	—	676
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	286	—	286
Cash dividends ($0.03 per share)	—	—	—	(1,327)	—	(1,327)
Balance at March 31, 2023	44,290,840	—	$334,672	$572,530	$(84,395)	$822,807

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$27,586	$398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,981	5,193
Provision for loan and lease credit losses	16,364	19,021
(Accretion) amortization of (discount) premium on securities, net	(355)	171
Deferred tax benefit	(6,888)	(5,541)
Originations of loans held for sale	(203,956)	(191,466)
Proceeds from sales of loans held for sale	258,708	317,579
Net gains on sale of loans held for sale	(11,502)	(10,175)
Net loss on loans accounted for under fair value option	219	4,529
Net change in servicing assets	(752)	(3,034)
Net (gain) loss on disposal of property and equipment	(4)	402
Equity method investments loss (income)	5,022	2,952
Equity security investments losses (gains), net	529	(77)
(Gain) loss on equity warrant assets	(5,662)	—
Renewable energy tax credit investment (recovery) impairment	(927)	69
Stock option compensation expense	—	133
Restricted stock compensation expense	6,306	6,040
Stock based compensation excess tax benefit (deficiency)	889	(411)
Lease right-of-use assets and liabilities, net	(11)	(17)
Changes in assets and liabilities:
Other assets	301	6,593
Other liabilities	45	6,097
Net cash provided by operating activities	90,893	158,456
Cash flows from investing activities
Purchases of investment securities available-for-sale	(46,176)	(146,030)
Proceeds from maturities, calls, and principal paydown of investment securities available-for-sale	43,493	21,319
Loan and lease originations and principal collections, net	(251,138)	(455,742)
Purchases of equity security investments	(3,279)	(875)
Purchases of equity method investments	(1,435)	(1,121)
Proceeds from sale of equity security investment	535	—
Proceeds from sale of premises and equipment	978	—
Purchases of premises and equipment, net	(21,676)	(10,405)
Net cash used by investing activities	(278,698)	(592,854)
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
For the three months ended March 31, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities
Net increase in deposits	$108,342	$537,066
Proceeds from borrowings	99,414	2,156,020
Repayment of borrowings	(2,526)	(2,208,456)
Stock option exercises	1,129	367
Employee stock purchase program	702	631
Withholding cash issued in lieu of restricted stock and other	(3,057)	(3,353)
Shareholder dividend distributions	(1,345)	(1,327)
Net cash provided by financing activities	202,659	480,948
Net increase in cash and cash equivalents	14,854	46,550
Cash and cash equivalents, beginning	582,540	416,636
Cash and cash equivalents, ending	$597,394	$463,186

Supplemental disclosures of cash flow information
Interest paid	$102,644	$69,027
Income tax paid, net	1,928	182

Supplemental disclosures of noncash investing and financing activities
Unrealized holding (losses) gains on investment securities available-for-sale, net of taxes	$(6,518)	$7,923
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	2,080	7,115
Transfer from premises and equipment, net to other assets	18,540	—
Transfer of loans held for sale to loans and leases held for investment	94,384	35,742
Transfer of loans and leases held for investment to loans held for sale	63,508	139,883
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	249	286
Accrued premises and equipment additions	2,971	—
Equity method investment commitments	1,008	7,721
Equity security investment commitments	—	500
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
The Company’s wholly owned material subsidiaries are the Bank, Government Loan Solutions, Inc. (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi Advisors”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors provides investment advisory services to a series of funds focused on providing venture capital to new and emerging financial technology companies.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities Exchange Commission (“SEC”) on February 22, 2024 (SEC File No. 001-37497) (the “2023 Form 10-K”). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2023 Form 10-K. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2023 Form 10-K.
The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.
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
Changes in Accounting Estimates
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
Long-Lived Asset Reclassified to Held for Sale
During the first quarter of 2024, the Company determined that retention of an idle building and accompanying land adjacent to its main campus was not best suited to serve future expansion plans. As a result of this determination, the Company entered into a purchase and sale agreement with a third party with expected total proceeds, net of estimated expenses, of $20.9 million. Accordingly, the $18.5 million carrying amount of the building and land, now considered held for sale, was reclassified from premises and equipment, net to other assets in the March 31, 2024 Unaudited Condensed Consolidated Balance Sheet. Any gain associated with the sale of the building will be recorded at the time of the sale.
Reclassifications
Certain reclassifications have been made to the prior period's Unaudited Condensed Consolidated Financial Statements to place them on a comparable basis with the current year. Net income and shareholders' equity previously reported were not affected by these reclassifications.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” was issued deferring the sunset date of Topic 848. As subsequently amended, the guidance in the ASU can be applied by the Company through December 31, 2024. To address the discontinuance of LIBOR, the Company stopped originating variable LIBOR-based loans effective December 31, 2021 and started to negotiate loans using the preferred replacement index, the Secured Overnight Financing Rate (“SOFR”) or a relevant duration U.S. Treasury rate. As of March 31, 2024, the Company has transitioned all its LIBOR-based loan exposure to an alternative index. The application of the standard did not have a material effect on the consolidated financial statements.
In June 2022, the FASB issued ASU No. 2022-03 “Fair Value Measurement (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Restrictions” (“ASU 2022-03”). ASU 2022-03 indicates a contractual sale restriction on equity securities should not be considered in measuring fair value, however, disclosure should be made about such restrictions. The Company adopted the standard on January 1, 2024 with no material effect on its consolidated financial statements.
In March 2023, the FASB issued ASU No. 2023-02 “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). ASU 2023-02 permits companies to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The Company adopted the standard on January 1, 2024 with no material effect on its consolidated financial statements.
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
In March 2024, the FASB issued ASU 2024-01 “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”). ASU 2024-01 adds an illustrative example to clarify how an entity should determine whether a profits interest or similar award is within the scope of ASC 718. The amendments in this standard will be effective for the Company on January 1, 2025. The Company does not believe this standard will have a material impact on its consolidated financial statements.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In March 2024, the FASB issued ASU 2024-02 “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). ASU 2024-02 removes references to various Concepts Statements in the Codification. The amendments in this standard will be effective for the Company on January 1, 2025. The Company does not believe this standard will have a material impact on its consolidated financial statements.
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

	Three Months Ended March 31,
	2024	2023
Basic earnings per share:
Net income	$27,586	$398
Weighted-average basic shares outstanding	44,762,308	44,157,156
Basic earnings per share	$0.62	$0.01
Diluted earnings per share:
Net income, for diluted earnings per share	$27,586	$398
Total weighted-average basic shares outstanding	44,762,308	44,157,156
Add effect of dilutive stock options and restricted stock grants	878,902	807,460
Total weighted-average diluted shares outstanding	45,641,210	44,964,616
Diluted earnings per share	$0.60	$0.01
Anti-dilutive stock options and restricted shares	459,599	1,436,771
Note 4. Securities
Available-for-Sale
The carrying amount of securities and their approximate fair values are reflected in the following table:

March 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$15,081	$—	$340	$14,741
Mortgage-backed securities	1,222,395	428	119,947	1,102,876
Municipal bonds	3,195	—	190	3,005
Total	$1,240,671	$428	$120,477	$1,120,622

December 31, 2023
U.S. government agencies	$17,809	$2	$282	$17,529
Mortgage-backed securities	1,216,624	466	111,498	1,105,592
Municipal bonds	3,200	—	161	3,039
Total	$1,237,633	$468	$111,941	$1,126,160
During the three months ended March 31, 2024, one security totaling $14.7 million was settled and one security totaling $2.5 million was called. During the three months ended March 31, 2023, no securities were sold or settled.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued interest receivable on available-for-sale securities totaled $3.4 million and $3.3 million at March 31, 2024 and December 31, 2023, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$14,741	$340	$14,741	$340
Mortgage-backed securities	122,441	1,588	936,335	118,359	1,058,776	119,947
Municipal bonds	—	—	3,005	190	3,005	190
Total	$122,441	$1,588	$954,081	$118,889	$1,076,522	$120,477

	Less Than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$15,057	$282	$15,057	$282
Mortgage-backed securities	138,823	3,431	886,699	108,067	1,025,522	111,498
Municipal bonds	—	—	3,039	161	3,039	161
Total	$138,823	$3,431	$904,795	$108,510	$1,043,618	$111,941
At March 31, 2024, there were 416 mortgage-backed securities, five U.S. government agencies and two municipal bonds in unrealized loss positions for greater than 12 months. There were 35 mortgage-backed securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2023 were comprised of 409 mortgage-backed securities, five U.S. government agencies and two municipal bond in unrealized loss positions for greater than 12 months and 27 mortgage-backed securities in unrealized loss positions for less than 12 months.
These unrealized losses are primarily the result of non-credit-related volatility in the market and market interest rates. Since none of the unrealized losses relate to the issuers' ability to honor redemption obligations, and the Company does not intend to sell the related securities and does not believe it is more likely than not that it will be required to sell the securities before recovery of amortized cost, none of the losses have been recognized in the Company’s Unaudited Condensed Consolidated Statements of Income.
All mortgage-backed securities in the Company’s portfolio at March 31, 2024 and December 31, 2023 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following is a summary of investment securities by maturity:

	March 31, 2024
	Available-for-Sale
	Amortized Cost	Fair Value
U.S. government agencies
Within one year	$3,000	$2,986
One to five years	12,081	11,755
Total	15,081	14,741
Mortgage-backed securities
Within one year	14,210	14,138
One to five years	182,341	171,971
Five to ten years	230,064	202,872
After 10 years	795,780	713,895
Total	1,222,395	1,102,876
Municipal bonds
Five to ten years	3,098	2,920
After 10 years	97	85
Total	3,195	3,005
Total	$1,240,671	$1,120,622
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may prepay sooner than scheduled.
There were no investment securities pledged at March 31, 2024 or December 31, 2023.
Equity Investments
Equity investments, largely comprised of non-marketable equity investments, are generally accounted for under either the equity method or equity security accounting and are included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The below tables provide additional information related to investments accounted for under these two methods.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Method Accounting
The carrying amount and ownership percentage of each equity method investment at March 31, 2024 and December 31, 2023 is reflected in the following table:

	March 31, 2024		December 31, 2023
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$58,714	40.4%	$60,682	40.4%
Canapi Ventures SBIC Fund, LP (1) (5)	16,522	2.9	18,190	2.9
Canapi Ventures Fund, LP (2) (5)	1,998	1.5	2,267	1.5
Canapi Ventures Fund II, LP (3) (5)	7,214	1.6	7,232	1.6
Canapi Ventures SBIC Fund II, LP (4) (5)	7,591	2.9	7,611	2.9
Other (6)	23,821	Various	22,932	Various
Total	$115,860		$118,914

(1)	Includes unfunded commitments of $5.0 million as of March 31, 2024 and December 31, 2023.
(2)	Includes unfunded commitments of $559 thousand as of March 31, 2024 and December 31, 2023.
(3)	Includes unfunded commitments of $6.2 million and $6.3 million as of March 31, 2024 and December 31, 2023, respectively.
(4)	Includes unfunded commitments of $7.1 million as of March 31, 2024 and December 31, 2023.
(5)	Investee is accounted for under equity method due to the Company's participation as an investment advisor.
(6)
As of March 31, 2024, and December 31, 2023 Other investments include low income housing tax credit (“LIHTC”) in Estrella Landing Apartments LLC (“Estrella Landing”), in which the Company holds a 99.9% limited member interest. As of March 31, 2024, and December 31, 2023, there was an unfunded commitment of $6.4 million and $7.7 million, respectively, for Estrella Landing. Also included in Other investments are solar income tax credit investments in Green Sun Tenant LLC (“Green Sun”), SVA 2021-2 TE Holdco LLC (“Sun Vest”), EG5 CSP1 Holding LLC (“HEP”) and HRE MM I LLC ("Heelstone"), which the Company holds a 99.0% limited member interest in all investments. As of March 31, 2024, there was an unfunded commitment of $1.0 million for Heelstone, while there was no unfunded commitment as of December 31, 2023. Also included are Cape Fear Collective Impact Opportunity 1 LLC (“Cape Fear Collective”), Cape Fear Collective Impact Opportunity 2 LLC (“Cape Fear Collective 2”) and OTR Fund I, LLC ("OTR") which the Company holds 91.0%, 32.3%, and 11.5% of limited member interests, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Security Accounting
The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis as of March 31, 2024 and as of and for the three months ended March 31, 2024 and 2023 is reflected in the following table:

		As of and for the three month period ended
	Cumulative Adjustments	March 31, 2024	March 31, 2023
Carrying value (1)		$80,005	$77,585
Carrying value adjustments:
Impairment	$—	—	—
Upward changes for observable prices (2)	50,548	56	—
Downward changes for observable prices	(1,980)	(369)	—
Net upward (downward) change	$48,568	$(313)	$—

(1)	Includes $2.3 million and $3.3 million in unfunded commitments as of March 31, 2024, and March 31, 2023, respectively.
(2)	Cumulative adjustments excludes $13.9 million in realized gains for sale of an investment in the second quarter of 2021.
For the three months ended March 31, 2024 and 2023 the Company recognized unrealized gains (losses) on all equity securities held at the reporting date of $(490) thousand and $16 thousand, respectively.
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
Affordable Housing
The Company has an equity investment in a limited liability company LIHTC that qualifies as an affordable housing project, managed by an unrelated general partner. The Company accounts for the investment under the proportional amortization method. Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. The Company also has equity interests in two limited liability companies that invest in the acquisition, rehabilitation, or new construction of local qualified housing projects which are accounted for as equity method investments.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a summary of the VIEs that the Company has not consolidated as of March 31, 2024 and December 31, 2023:

March 31, 2024	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$7,638	$40,437	$1,008	Other assets (1)
Affordable housing	15,580	15,580	6,444	Other assets & other liabilities (2)
Canapi Funds	33,326	33,326	18,765	Other assets & other liabilities
Non-marketable and other equity investments	8,445	8,445	2,292	Other assets & other liabilities

December 31, 2023	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$6,714	$48,869	$—	Other assets (3)
Affordable housing	15,611	15,611	7,715	Other assets & other liabilities (4)
Canapi Funds	35,300	35,300	18,930	Other assets & other liabilities
Non-marketable and other equity investments	8,840	8,840	2,321	Other assets & other liabilities

(1)	Maximum exposure to loss represents $7.6 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $32.8 million.
(2)
Maximum exposure to loss represents $15.6 million of investments. As there are no tax credits allocated in the current year, there is no increase to the maximum exposure to loss related to recaptured tax credits on the $8.8 million LIHTC investment as of March 31, 2024.

(3)	Maximum exposure to loss represents $6.7 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $42.2 million.
(4)
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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
March 31, 2024
Commercial & Industrial
Small Business Banking	$2,103,152	$15,173	$58,311	$73,484	$2,176,636	$146,894	$2,323,530
Specialty Lending	1,154,578	—	—	—	1,154,578	6,331	1,160,909
Energy & Infrastructure	870,896	264	6,717	6,981	877,877	45,829	923,706
Paycheck Protection Program	4,884	—	4	4	4,888	—	4,888
Total	4,133,510	15,437	65,032	80,469	4,213,979	199,054	4,413,033
Construction & Development
Small Business Banking	424,547	1,061	1,442	2,503	427,050	—	427,050
Specialty Lending	40,624	—	—	—	40,624	—	40,624
Energy & Infrastructure	7,541	—	—	—	7,541	—	7,541
Total	472,712	1,061	1,442	2,503	475,215	—	475,215
Commercial Real Estate
Small Business Banking	2,517,563	10,833	30,604	41,437	2,559,000	123,582	2,682,582
Specialty Lending	542,235	—	12,032	12,032	554,267	—	554,267
Energy & Infrastructure	184,173	10,110	3,072	13,182	197,355	20,505	217,860
Total	3,243,971	20,943	45,708	66,651	3,310,622	144,087	3,454,709
Commercial Land
Small Business Banking	553,978	—	1,887	1,887	555,865	36,081	591,946
Total	553,978	—	1,887	1,887	555,865	36,081	591,946
Total	$8,404,171	$37,441	$114,069	$151,510	$8,555,681	$379,222	$8,934,903
Retained Loan Discount and Net Deferred Costs							$(22,342)
Loans and Leases, Net							$8,912,561

Guaranteed Balance	$2,969,226	$24,868	$81,309	$106,177	$3,075,403	$73,564	$3,148,967
% Guaranteed	35.3%	66.4%	71.3%	70.1%	35.9%	19.4%	35.2%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
December 31, 2023
Commercial & Industrial
Small Business Banking	$2,075,227	$16,570	$33,366	$49,936	$2,125,163	$151,887	$2,277,050
Specialty Lending	1,131,493	—	—	—	1,131,493	7,829	1,139,322
Energy & Infrastructure	842,907	2,806	4,044	6,850	849,757	46,185	895,942
Paycheck Protection Program	5,595	—	—	—	5,595	—	5,595
Total	4,055,222	19,376	37,410	56,786	4,112,008	205,901	4,317,909
Construction & Development
Small Business Banking	413,349	1,745	—	1,745	415,094	—	415,094
Specialty Lending	47,419	—	—	—	47,419	—	47,419
Energy & Infrastructure	7,541	—	—	—	7,541	—	7,541
Total	468,309	1,745	—	1,745	470,054	—	470,054
Commercial Real Estate
Small Business Banking	2,414,677	18,589	32,310	50,899	2,465,576	127,358	2,592,934
Specialty Lending	511,712	—	12,032	12,032	523,744	—	523,744
Energy & Infrastructure	158,613	—	3,072	3,072	161,685	17,751	179,436
Total	3,085,002	18,589	47,414	66,003	3,151,005	145,109	3,296,114
Commercial Land
Small Business Banking	531,331	1,521	1,910	3,431	534,762	37,026	571,788
Total	531,331	1,521	1,910	3,431	534,762	37,026	571,788
Total	$8,139,864	$41,231	$86,734	$127,965	$8,267,829	$388,036	$8,655,865
Retained Loan Discount and Net Deferred Costs							$(22,018)
Loans and Leases, Net							$8,633,847

Guaranteed Balance	$2,877,105	$29,183	$61,107	$90,290	$2,967,395	$66,299	$3,033,694
% Guaranteed	35.3%	70.8%	70.5%	70.6%	35.9%	17.1%	35.0%

(1)
Retained portions of government guaranteed loans sold prior to January 1, 2021 are carried at fair value under FASB ASC Subtopic 825-10, Financial Instruments: Overall. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Credit Quality Indicators
The following tables present asset quality indicators by portfolio class and origination year. See Note 3. Loans and Leases Held for Investment and Credit Quality in the Company’s 2023 Form 10-K for additional discussion around the asset quality indicators that the Company uses to manage and monitor credit risk.

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
March 31, 2024
Small Business Banking
Risk Grades 1 - 4	$200,724	$1,035,360	$1,464,196	$1,190,897	$647,745	$601,161	$67,873	$11,534	$5,219,490
Risk Grade 5	—	15,695	60,480	87,655	35,792	103,824	8,818	1,029	313,293
Risk Grades 6 - 8	—	5,741	52,218	45,972	29,365	48,165	3,966	341	185,768
Total	200,724	1,056,796	1,576,894	1,324,524	712,902	753,150	80,657	12,904	5,718,551
Specialty Lending
Risk Grades 1 - 4	58,113	576,945	307,885	218,049	20,072	2,617	224,327	119,519	1,527,527
Risk Grade 5	—	18,271	62,688	38,742	42,882	7,936	20,159	2,167	192,845
Risk Grades 6 - 8	—	1,250	—	12,786	—	—	8,101	6,960	29,097
Total	58,113	596,466	370,573	269,577	62,954	10,553	252,587	128,646	1,749,469
Energy & Infrastructure
Risk Grades 1-4	45,149	410,802	211,656	95,341	42,659	73,130	16,805	—	895,542
Risk Grade 5	—	—	10,866	112,133	13,690	26,356	—	—	163,045
Risk Grades 6 - 8	—	—	4,024	7,475	12,687	—	—	—	24,186
Total	45,149	410,802	226,546	214,949	69,036	99,486	16,805	—	1,082,773
Paycheck Protection Program
Risk Grades 1 - 4	—	—	—	2,570	2,318	—	—	—	4,888
Total	—	—	—	2,570	2,318	—	—	—	4,888
Total	$303,986	$2,064,064	$2,174,013	$1,811,620	$847,210	$863,189	$350,049	$141,550	$8,555,681

Year-To-Date Gross Charge-offs
Small Business Banking	$—	$837	$2,487	$158	$—	$—	$150	$—	$3,632
Total	$—	$837	$2,487	$158	$—	$—	$150	$—	$3,632

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2023	2022	2021	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
December 31, 2023
Small Business Banking
Risk Grades 1 - 4	$990,349	$1,470,824	$1,255,664	$660,926	$363,377	$296,132	$63,963	$11,047	$5,112,282
Risk Grade 5	7,744	72,913	60,115	37,390	42,095	50,705	7,174	1,407	279,543
Risk Grades 6 - 8	2,286	31,487	29,636	35,611	18,429	28,700	2,621	—	148,770
Total	1,000,379	1,575,224	1,345,415	733,927	423,901	375,537	73,758	12,454	5,540,595
Specialty Lending
Risk Grades 1 - 4	640,596	337,880	226,170	21,286	9,103	112	210,460	58,441	1,504,048
Risk Grade 5	8,858	52,767	35,453	43,080	9,223	—	20,547	5,417	175,345
Risk Grades 6 - 8	—	—	12,032	—	—	—	7,203	4,028	23,263
Total	649,454	390,647	273,655	64,366	18,326	112	238,210	67,886	1,702,656
Energy & Infrastructure
Risk Grades 1 - 4	386,421	223,309	120,917	41,919	50,035	23,308	14,818	—	860,727
Risk Grade 5	—	—	104,371	13,485	7,827	18,627	—	—	144,310
Risk Grades 6 - 8	—	4,024	6,303	3,619	—	—	—	—	13,946
Total	386,421	227,333	231,591	59,023	57,862	41,935	14,818	—	1,018,983
Paycheck Protection Program
Risk Grades 1 - 4	—	—	2,831	2,764	—	—	—	—	5,595
Total	—	—	2,831	2,764	—	—	—	—	5,595
Total	$2,036,254	$2,193,204	$1,853,492	$860,080	$500,089	$417,584	$326,786	$80,340	$8,267,829

Current Period Gross Charge-offs
Small Business Banking	$—	$5,621	$6,435	$1,058	$1,225	$525	$1,097	$—	$15,961
Specialty Lending	—	—	—	—	—	—	7,966	—	7,966
Total	$—	$5,621	$6,435	$1,058	$1,225	$525	$9,063	$—	$23,927

(1)	Excludes $379.2 million and $388.0 million of loans accounted for under the fair value option as of March 31, 2024 and December 31, 2023, respectively.
The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

March 31, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Risk Grades 1 - 4	$7,647,447	$2,683,736	$4,963,711	35.1%
Risk Grade 5	669,183	249,064	420,119	37.2
Risk Grades 6 - 8	239,051	142,603	96,448	59.7
Total	$8,555,681	$3,075,403	$5,480,278	35.9%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2023	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Risk Grades 1 - 4	$7,482,652	$2,622,558	$4,860,094	35.0%
Risk Grade 5	599,198	234,845	364,353	39.2
Risk Grades 6 - 8	185,979	109,992	75,987	59.1
Total	$8,267,829	$2,967,395	$5,300,434	35.9%

(1)	Excludes $379.2 million and $388.0 million of loans accounted for under the fair value option as of March 31, 2024 and December 31, 2023, respectively.
Nonaccrual Loans and Leases
As of March 31, 2024 and December 31, 2023 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three months ended March 31, 2024 and 2023. Accrued interest receivable on loans totaled $67.6 million and $63.5 million at March 31, 2024 and December 31, 2023, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Nonaccrual loans and leases held for investment as of March 31, 2024 and December 31, 2023 are as follows:

March 31, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$64,543	$53,725	$10,818	$407
Payroll Protection Program	4	4	—	—
Energy & Infrastructure	6,716	2,794	3,922	2,178
Total	71,263	56,523	14,740	2,585
Construction & Development
Small Business Banking	2,502	2,263	239	—
Total	2,502	2,263	239	—
Commercial Real Estate
Small Business Banking	47,147	32,666	14,481	6,664
Specialty Lending	12,032	—	12,032	12,032
Energy & Infrastructure	12,171	10,988	1,183	910
Total	71,350	43,654	27,696	19,606
Commercial Land
Small Business Banking	3,353	2,911	442	188
Total	3,353	2,911	442	188
Total	$148,468	$105,351	$43,117	$22,379

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2023	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$47,558	$39,018	$8,540	$407
Energy & Infrastructure	6,850	2,794	4,056	2,546
Total	54,408	41,812	12,596	2,953
Construction & Development
Small Business Banking	1,745	1,309	436	—
Total	1,745	1,309	436	—
Commercial Real Estate
Small Business Banking	57,140	44,426	12,714	8,199
Specialty Lending	12,032	—	12,032	12,032
Energy & Infrastructure	3,072	2,799	273	—
Total	72,244	47,225	25,019	20,231
Commercial Land
Small Business Banking	6,566	5,332	1,234	194
Total	6,566	5,332	1,234	194
Total	$134,963	$95,678	$39,285	$23,378

(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
When a loan or lease is placed on nonaccrual status, any accrued interest is reversed from loan interest income. The following table summarizes the amount of accrued interest reversed during the periods presented:

	Three Months Ended March 31,
	2024	2023
Commercial & Industrial	$610	$211
Commercial Real Estate	119	58
Construction & Development	30	—
Total	$759	$269
The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of March 31, 2024 and December 31, 2023:

	Total Collateral-Dependent Loans			Unguaranteed Portion
March 31, 2024	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$2,737	$8,969	$—	$421	$1,924	$—	$1,623
Specialty Lending	—	4,711	—	—	4,711	—	—
Energy & Infrastructure	—	3,022	—	—	227	—	62
Total	2,737	16,702	—	421	6,862	—	1,685
Commercial Real Estate
Small Business Banking	29,248	—	—	10,135	—	—	256
Total	29,248	—	—	10,135	—	—	256
Commercial Land
Small Business Banking	1,713	—	—	194	—	—	—
Total	1,713	—	—	194	—	—	—
Total	$33,698	$16,702	$—	$10,750	$6,862	$—	$1,941

	Total Collateral-Dependent Loans			Unguaranteed Portion
December 31, 2023	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$2,737	$2,426	$—	$421	$547	$—	$277
Specialty Lending	—	4,711	—	—	4,711	—	—
Energy & Infrastructure	—	3,022	—	—	227	—	—
Total	2,737	10,159	—	421	5,485	—	277
Commercial Real Estate
Small Business Banking	21,211	—	—	6,298	—	—	—
Total	21,211	—	—	6,298	—	—	—
Commercial Land
Small Business Banking	1,735	—	—	200	—	—	—
Total	1,735	—	—	200	—	—	—
Total	$25,683	$10,159	$—	$6,919	$5,485	$—	$277

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Allowance for Credit Losses - Loans and Leases
See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2023 Form 10-K for a description of the methodologies used to estimate the ACL.
The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
March 31, 2024
Beginning Balance	$87,581	$4,717	$28,864	$4,678	$125,840
Charge offs	(3,329)	(303)	—	—	(3,632)
Recoveries	455	—	14	—	469
Provision (Recovery)	13,845	(122)	2,491	150	16,364
Ending Balance	$98,552	$4,292	$31,369	$4,828	$139,041
March 31, 2023
Beginning Balance	$64,995	$5,101	$22,901	$3,569	$96,566
Adoption of ASU 2022-02	(25)	(166)	(83)	(402)	(676)
Charge offs	(6,278)	—	(414)	—	(6,692)
Recoveries	23	—	—	—	23
Provision	13,343	2,019	2,658	1,001	19,021
Ending Balance	$72,058	$6,954	$25,062	$4,168	$108,242
During the three months ended March 31, 2024, the ACL increased as a result of specific reserve changes on individually evaluated loans and to a lesser extent continued growth of the loan and lease portfolio combined with charge-off related impacts. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period.
During the three months ended March 31, 2023, the ACL increased as a result of continued loan growth, combined with portfolio trends and changes in the macroeconomic outlook. Additionally, during the first quarter of 2023, certain assumptions were refined, drawing more heavily on internal data, in the calculations of PD, LGD, and prepayment rates. These refinements increased the ACL by $1.5 million during the three months ended March 31, 2023. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period.
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
During the three months ended March 31, 2024, there were no loan modifications to borrowers experiencing financial difficulty. The following table summarizes the amortized cost basis of loans that were modified during the three months ended March 31, 2023:

Three Months Ended March 31, 2023	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	% of Total Class of Financing Receivable
Small Business Banking	$—	$—	$3,436	0.07%
Specialty Lending	4,183	—	—	0.25
Energy & Infrastructure	—	13,517	—	2.35
Total	$4,183	$13,517	$3,436	2.67%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As of March 31, 2024, the Company had no commitments to lend additional funds to these borrowers.

The following table presents an aging analysis of loans that were modified within the twelve months ended March 31, 2024:

	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$15,286	$—	$—	$—
Specialty Lending	4,001	—	—	—
Energy & Infrastructure	13,690	—	—	—
Total	$32,977	$—	$—	$—
The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the prior period:

	Three Months Ended March 31, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	1.45%	0
Energy & Infrastructure	—%	12

Additionally, there were no loans that were modified within the twelve months ended March 31, 2024 that subsequently defaulted during the periods presented.

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

	March 31, 2024	December 31, 2023
Gross direct finance lease payments receivable	$1,938	$2,335
Less – unearned interest	(178)	(218)
Net investment in direct financing leases	$1,760	$2,117

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Future minimum lease payments under finance leases are as follows:

As of March 31, 2024	Amount
2024	$853
2025	968
2026	117
Total	$1,938
Interest income of $18 thousand and $73 thousand was recognized in the three months ended March 31, 2024 and 2023, respectively.
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
As of March 31, 2024 and December 31, 2023, the Company had a net investment of $100.7 million and $104.0 million, respectively, in assets included in premises and equipment that are subject to operating leases. Of the net investment, the gross balance of the assets was $160.7 million and $162.3 million as of March 31, 2024 and December 31, 2023, respectively. Accumulated depreciation was $60.0 million and $58.3 million as of March 31, 2024 and December 31, 2023, respectively. Depreciation expense recognized on these assets was $2.4 million for the three months ended March 31, 2024 and 2023.
Lease income of $2.4 million was recognized in the three months ended March 31, 2024 and 2023.
A maturity analysis of future minimum lease payments to be received under non-cancelable operating leases is as follows:

As of March 31, 2024	Amount
2024	$7,991
2025	8,738
2026	8,721
2027	8,483
2028	3,837
Thereafter	9,708
Total	$47,478

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 7. Servicing Assets
Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balance of loans serviced for others requiring recognition of a servicing asset was $3.15 billion and $3.09 billion at March 31, 2024 and December 31, 2023, respectively. The unpaid principal balance for all loans serviced for others was $4.33 billion and $4.24 billion at March 31, 2024 and December 31, 2023, respectively.
The following table summarizes the activity pertaining to servicing rights measured at fair value:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$48,186	$26,323
Additions, net	3,520	2,678
Fair value changes:
Due to changes in valuation inputs or assumptions	221	2,624
Decay due to increases in principal paydowns or runoff	(2,965)	(2,268)
Balance at end of period	$48,962	$29,357
See Note 9. Fair Value of Financial Instruments for further details about servicing assets measured at fair value.
The fair value of servicing rights was determined using a weighted average discount rate of 14.5% on March 31, 2024 and 17.7% on March 31, 2023. The fair value of servicing rights was determined using a weighted average prepayment speed of 15.7% on March 31, 2024 and 15.3% on March 31, 2023, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.

As of March 31, 2024, the Company had servicing assets related to conventional commercial loans carried at amortized cost of $381 thousand.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Borrowings
Total outstanding borrowings consisted of the following:

	March 31, 2024	December 31, 2023
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$20,842	$23,354
In March 2024, the Company entered into a 60-month term loan agreement of $100.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 5.95% with monthly interest payments until maturity on March 28, 2029, and $33.0 million of principal to be paid in year 4, and $67.0 million of principal to be paid in year 5. The Company paid the Lender a non-refundable $600 thousand loan origination fee upon signing of the Note that is represented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.
	99,400	—
Total borrowings	$120,242	$23,354
As of March 31, 2024 and December 31, 2023, the Company’s unused borrowing capacity was $3.51 billion and $3.68 billion, respectively, based upon securities and loans identified as available for collateral. Unused borrowing capacity consists of access through the Federal Reserve Bank's discount window, available lines of credit with the Federal Home Loan Bank and other correspondent banks, access to a repurchase agreement, and the Federal Reserve Bank's Bank Term Funding Program which ended March 11, 2024. If additional collateral is available, the Company's aggregate borrowing capacity with all of the above sources is $6.19 billion and $6.28 billion as of March 31, 2024 and December 31, 2023, respectively.
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
Recurring Fair Value
The table below provides a rollforward of the Level 3 equity warrant asset fair values:

	Three Months Ended March 31,
Equity Warrant Assets	2024	2023
Balance at beginning of period	$2,874	$2,210
New equity warrant assets	370	153
Changes in fair value, net	5,661	(176)
Settlements	(205)	—
Balance at end of period	$8,700	$2,187

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2024	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$14,741	$—	$14,741	$—
Mortgage-backed securities	1,102,876	—	1,102,876	—
Municipal bonds (1)	3,005	—	2,920	85
Loans held for investment	379,222	—	—	379,222
Servicing assets (2)	48,962	—	—	48,962
Mutual fund	1,324	—	1,324	—
Equity warrant assets	8,700	—	—	8,700
Total assets at fair value	$1,558,830	$—	$1,121,861	$436,969

December 31, 2023	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$17,529	$—	$17,529	$—
Mortgage-backed securities	1,105,592	—	1,105,592	—
Municipal bonds (1)	3,039	—	2,954	85
Loans held for investment	388,036	—	—	388,036
Servicing assets (2)	48,186	—	—	48,186
Mutual fund	1,645	—	1,645	—
Equity warrant assets	2,874	—	—	2,874
Total assets at fair value	$1,566,901	$—	$1,127,720	$439,181

(1)
During the three months ended March 31, 2024 there was no level 3 fair value adjustment gain or loss. During the three months ended March 31, 2023, the Company recorded a level 3 fair value adjustment loss of $10 thousand.

(2)	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets.
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2023 Form 10-K. Additionally, see Note 1. Basis of Presentation of the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for information related to changes in valuation techniques for the Company's loan servicing assets and loans accounted for under the fair value option.
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
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at March 31, 2024 or December 31, 2023. The unpaid principal balance of unguaranteed exposure for nonaccruals was $10.2 million and $9.1 million at March 31, 2024 and December 31, 2023, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$379,222	$397,990	$(18,768)	$55,562	$58,280	$(2,718)	$43,502	$45,252	$(1,750)

	December 31, 2023
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$388,036	$407,544	$(19,508)	$48,474	$50,749	$(2,275)	$36,490	$37,939	$(1,449)
The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended March 31,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2024	2023
Loans held for investment	$(219)	$(4,529)
Losses related to borrower-specific credit risk were $0 and $3.2 million for the three months ended March 31, 2024 and 2023, respectively.
The following tables summarize the activity pertaining to loans accounted for under the fair value option:

	Three Months Ended March 31,
Loans held for investment	2024	2023
Balance at beginning of period	$388,036	$494,458
Repurchases	8,565	11,834
Fair value changes	(219)	(4,529)
Settlements	(17,160)	(34,813)
Balance at end of period	$379,222	$466,950
Non-Recurring Fair Value
The tables below present the recorded amount of assets measured at fair value on a non-recurring basis. The Company has no liabilities recorded at fair value on a non-recurring basis.

March 31, 2024	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$5,425	$—	$—	$5,425
Foreclosed assets	2,080	—	—	2,080
Total assets at fair value	$7,505	$—	$—	$7,505

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2023	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$4,503	$—	$—	$4,503
Foreclosed assets	6,481	—	—	6,481
Total assets at fair value	$10,984	$—	$—	$10,984
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets that are measured at fair value on a non-recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2023 Form 10-K.
Level 3 Analysis
For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2024
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$85	Discounted expected cash flows	Discount rate	7.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$379,222	Discounted expected cash flows	Loss rate	0.0% - 7.1%	1.1%
			Discount rate	7.3% - 18.0%	10.0%
			Prepayment speed	14.3% - 30.6%	16.5%
Servicing assets	$48,962	Discounted expected cash flows	Discount rate	14.5%	14.5%
			Prepayment speed	12.0% - 18.2%	15.7%
Equity warrant assets	$8,700	Black-Scholes option pricing model	Volatility	26.5% - 90.0%	30.1%
			Risk-free interest rate	4.2%	4.2%
			Marketability discount	5.0% - 25.0%	15.1%
			Remaining life	3.6 - 10 years	5.4 years
Non-recurring fair value
Collateral-dependent loans	$5,425	Discounted appraisals	Appraisal adjustments (2)	10.0% - 97.3%	41.9%
Foreclosed assets	$2,080	Discounted appraisals	Appraisal adjustments (2)	10.0%	10.0%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2023
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$85	Discounted expected cash flows	Discount rate	7.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$388,036	Discounted expected cash flows	Loss rate	0.0% - 7.4%	1.2%
			Discount rate	6.7% - 18.0%	9.6%
			Prepayment speed	14.0% - 30.3%	16.0%
Servicing assets	$48,186	Discounted expected cash flows	Discount rate	14.5%	14.5%
			Prepayment speed	11.8% - 17.8%	15.3%
Equity warrant assets	$2,874	Black-Scholes option pricing model	Volatility	26.9% - 90.0%	35.8%
			Risk-free interest rate	3.8% - 3.9%	3.9%
			Marketability discount	20.0% - 25.0%	22.7%
			Remaining life	3.9 - 10 years	7.6 years
Non-recurring fair value
Collateral-dependent loans	$4,503	Discounted appraisals	Appraisal adjustments (2)	10.0% - 70.0%	38.7%
Foreclosed assets	$6,481	Discounted appraisals	Appraisal adjustments (2)	10.0% - 17.4%	10.4%

(1)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to the instruments fair value.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

March 31, 2024	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$597,394	$597,394	$—	$—	$597,394
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	310,749	—	—	329,849	329,849
Loans and leases held for investment, net of allowance for credit losses on loans and leases	8,394,298	—	—	8,884,123	8,884,123
Financial liabilities
Deposits	10,383,361	—	10,140,423	—	10,140,423
Borrowings	120,242	—	—	128,153	128,153

December 31, 2023	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$582,540	$582,540	$—	$—	$582,540
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	387,037	—	—	402,096	402,096
Loans and leases held for investment, net of allowance for credit losses on loans and leases	8,119,971	—	—	8,600,046	8,600,046
Financial liabilities
Deposits	10,275,019	—	10,080,182	—	10,080,182
Borrowings	23,354	—	—	22,844	22,844
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

	March 31, 2024	December 31, 2023
Commitments to extend credit (1)	$3,055,978	$2,921,978
Standby letters of credit	7,092	20,487
Airplane purchase agreement commitments	—	9,000
Total unfunded off-balance-sheet credit risk	$3,063,070	$2,951,465

(1)	Includes unfunded overdraft protection.
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
The allowance for off-balance-sheet credit exposures was $5.8 million and $4.8 million at March 31, 2024 and December 31, 2023, respectively.
Other Commitments
The Company is in the final phase of constructing a new facility to accommodate expansion of its main campus. The total estimated cost to complete the construction program is approximately $37.4 million. At March 31, 2024, the Company has paid and was committed to approximately $30.7 million of the total estimated amount.
As of March 31, 2024 and December 31, 2023, the Company recorded unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $27.5 million and $29.0 million, respectively.
Concentrations of Credit Risk
The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company generally does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $20.0 million, except for twenty-eight relationships that have a retained unguaranteed exposure of $1.12 billion of which $694.6 million of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $47.5 million, of which no relationships exceed $20.0 million.
The Company from time-to-time may have cash and cash equivalents on deposit with other financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Geographic Concentrations
The following table presents the geographic concentration of the Company's loan and lease portfolio at March 31, 2024:

% of Total
Geographic Regions (1)
Midwest	12.8%
Northeast	18.2
Southeast	30.9
Southwest	12.1
West	26.0
Total	100.0%

(1)	Concentrations are stated as a percentage of total unguaranteed loans held for investment. Midwest consists of ND, SD, NE, KS, MN, IA,WI, MO, IL, IN, MI and OH. Northeast consists of MD, DE, PA, NJ, NY, CT, RI, MA, VT, ME and NH. Southeast consists of AR, LA, MS, TN, AL, GA, FL, SC, KY, NC, VA, WV, DC, PR and VI. Southwest consists of AZ, NM, TX and OK. West consists of WA, OR, CA, NV, ID, MT, WY, CO, UT, AK and HI.
Note 11. Stock Plans
On March 20, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan (as amended and currently in effect, the “2015 Omnibus Stock Incentive Plan”) which replaced the previously existing Amended Incentive Stock Option Plan and Nonstatutory Stock Option Plan. Subsequently on May 24, 2016, the 2015 Omnibus Stock Incentive Plan was amended and restated, and on May 15, 2018, the 2015 Omnibus Stock Incentive Plan was amended, to authorize awards covering a maximum of 7,000,000 and 8,750,000 common voting shares, respectively. On May 11, 2021, the Amended and Restated 2015 Omnibus Stock Incentive Plan was amended to authorize awards covering a maximum of 10,750,000 common voting shares. Subsequently on May 16, 2023, the 2015 Omnibus Stock Incentive Plan was amended to authorize awards covering a maximum of 13,750,000 common voting shares. Options or restricted shares granted under the 2015 Omnibus Stock Incentive Plan expire no more than 10 years from date of grant. Exercise prices under the 2015 Omnibus Stock Incentive Plan are set by the Board of Directors at the date of grant but shall not be less than 100% of fair market value of the related stock at the date of the grant. Forfeitures are recognized as they occur.
Restricted Stock
Restricted stock awards are authorized in the form of restricted stock awards or units (“RSU”s). RSUs have a restriction based on the passage of time and may also have a restriction based on a non-market-related performance criteria. The fair value of the RSUs is based on the closing price on the date of the grant.
For the three months ended March 31, 2024, 457,167 RSUs were granted with a weighted average grant date fair value of $39.40.
At March 31, 2024, unrecognized compensation costs relating to RSUs amounted to $88.0 million which will be recognized over a weighted average period of 3.82 years.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

	Banking	Fintech	Other	Consolidated
As of and for the three months ended March 31, 2024
Interest income	$192,269	$23	$128	$192,420
Interest expense	101,998	—	311	102,309
Net interest income (loss)	90,271	23	(183)	90,111
Provision for loan and lease credit losses	16,364	—	—	16,364
Noninterest income	25,151	461	485	26,097
Noninterest expense	73,085	2,350	2,302	77,737
Income tax expense (benefit)	(3,734)	(494)	(1,251)	(5,479)
Net income (loss)	$29,707	$(1,372)	$(749)	$27,586
Total assets	$11,362,230	$138,444	$4,895	$11,505,569
As of and for the three months ended March 31, 2023
Interest income	$151,269	$12	$135	$151,416
Interest expense	69,077	—	322	69,399
Net interest income (loss)	82,192	12	(187)	82,017
Provision for loan and lease credit losses	19,021	—	—	19,021
Noninterest income	16,997	2,039	543	19,579
Noninterest expense	74,483	2,256	2,223	78,962
Income tax expense (benefit)	3,297	156	(238)	3,215
Net income (loss)	$2,388	$(361)	$(1,629)	$398
Total assets	$10,181,253	$124,450	$58,594	$10,364,297

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the financial condition and results of operations of Live Oak Bancshares, Inc. (individually, “Bancshares” and collectively with its subsidiaries including Live Oak Banking Company, the “Company”). This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). Results of operations for the periods included in this quarterly report on Form 10-Q are not necessarily indicative of results to be obtained during any future period.
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

Results of Operations
Performance Summary
Three months ended March 31, 2024 compared with three months ended March 31, 2023
For the three months ended March 31, 2024, the Company reported net income of $27.6 million, or $0.60 per diluted share, compared to net income of $398 thousand, or $0.01 per diluted share, for the first quarter of 2023.
The increase in net income was principally due to the following items:
•Increase in net interest income of $8.1 million, or 9.9%, driven by increases in loan volumes, partially mitigated by a decrease in net interest margin arising from an increase in interest-bearing deposits combined with the increase in average cost of funds outpacing the average yield on interest-earning assets;
•Provision for loan and lease credit losses decreased by $2.7 million to $16.4 million, compared to $19.0 million for the first quarter of 2023;
•A $4.3 million decrease in the net loss on loans accounted for under the fair value option;
•Increased other noninterest income of $5.7 million, or 140.1%, largely related to a gain arising from increased fair value of equity warrant assets associated with the Company’s wine & craft beverage vertical.
•Decrease in income tax expense of $8.7 million, from $3.2 million in the first quarter of 2023, to an income tax benefit of $5.5 million for the first quarter of 2024. This decrease was largely the result of an additional $10.6 million in investment tax credits related to the Company's fourth quarter of 2023 renewable energy investment that became eligible for an extra 10% in tax credits in the first quarter of 2024.
Key factors partially offsetting the increase in net income for the first quarter of 2024 were decreased loan servicing asset revaluation income of $3.1 million, increased equity method investment losses of $2.1 million and increased salaries and employee benefits of $2.5 million.
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
Three months ended March 31, 2024 compared with three months ended March 31, 2023
For the three months ended March 31, 2024, net interest income increased $8.1 million, or 9.9%, to $90.1 million compared to $82.0 million for the three months ended March 31, 2023. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities offset by an increase in average cost of funds which exceeded the increase in average yield on interest-earning assets. Average interest-earning assets increased by $1.28 billion, or 13.4%, to $10.89 billion for the first quarter of 2024, compared to $9.61 billion for the first quarter of 2023, while the yield on average interest-earning assets increased 72 basis points to 7.11%. The cost of funds on interest-bearing liabilities for the first quarter of 2024 increased 96 basis points to 4.07% and the average balance of interest-bearing liabilities increased by $1.06 billion, or 11.8%, over the first quarter of 2023.

As indicated in the rate/volume table below, the overall increase discussed above is reflected in increased interest income of $41.0 million outpacing growth in interest expense of $32.9 million for the first quarter of 2024 compared to the first quarter of 2023. The net interest margin decreased from 3.46% for the first quarter of 2023 to 3.33% for the first quarter of 2024.
During the three months ended March 31, 2024, the Federal Reserve decided to maintain the federal funds upper target rate at 5.5%. In March 2024, the Federal Reserve released its most current federal funds target rate midpoint projections which maintained a median Federal Funds rate of 4.6% by the end of 2024 and a decrease of approximately 70 basis points to 3.9% by the end of 2025. There can be no assurance that any further increases or decreases in the Federal Funds rate will occur, and if they do, the amount and timing of actual adjustments are subject to change. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information about the Company’s sensitivity to interest rates.

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

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$542,243	$7,456	5.53%	$220,114	$3,193	5.88%
Federal funds sold	—	—	—	140,033	1,624	4.70
Investment securities	1,240,861	8,954	2.90	1,187,377	7,547	2.58
Loans held for sale	353,476	8,354	9.51	560,155	11,986	8.68
Loans and leases held for investment (1)	8,753,232	167,656	7.70	7,497,824	127,066	6.87
Total interest-earning assets	10,889,812	192,420	7.11	9,605,503	151,416	6.39
Less: Allowance for credit losses on loans and leases	(125,447)			(94,283)
Noninterest-earning assets	550,839			600,471
Total assets	$11,315,204			$10,111,691
Interest-bearing liabilities:
Interest-bearing checking	$300,067	$4,183	5.61%	$21,668	$271	5.07%
Savings	4,552,390	46,171	4.08	4,207,286	36,251	3.49
Money market accounts	125,317	187	0.60	114,084	137	0.49
Certificates of deposit	5,094,553	51,457	4.06	4,535,363	30,936	2.77
Total deposits	10,072,327	101,998	4.07	8,878,401	67,595	3.09
Borrowings	26,772	311	4.67	158,508	1,804	4.62
Total interest-bearing liabilities	10,099,099	102,309	4.07	9,036,909	69,399	3.11
Noninterest-bearing deposits	213,571			177,078
Noninterest-bearing liabilities	77,942			64,409
Shareholders' equity	924,592			833,295
Total liabilities and shareholders' equity	$11,315,204			$10,111,691
Net interest income and interest rate spread		$90,111	3.04%		$82,017	3.28%
Net interest margin			3.33%			3.46%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.83%			106.29%

(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended March 31,
	2024 vs. 2023
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$(288)	$4,551	$4,263
Federal funds sold	—	(1,624)	(1,624)
Investment securities	1,044	363	1,407
Loans held for sale	1,022	(4,654)	(3,632)
Loans and leases held for investment	17,929	22,661	40,590
Total interest income	19,707	21,297	41,004
Interest expense:
Interest-bearing checking	231	3,681	3,912
Savings	6,683	3,237	9,920
Money market accounts	35	15	50
Certificates of deposit	15,790	4,731	20,521
Borrowings	22	(1,515)	(1,493)
Total interest expense	22,761	10,149	32,910
Net interest income	$(3,054)	$11,148	$8,094
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
For the first quarter of 2024, there was a provision for loan and lease credit losses of $16.4 million compared to $19.0 million for the same period in 2023, a decrease of $2.7 million. The decrease in provision expense as compared to the first quarter of 2023 was primarily the result of moderating effects arising from the combination of lower comparative levels of loan growth and charge-off impacts.
Loans and leases held for investment at historical cost were $8.53 billion as of March 31, 2024, increasing by $1.31 billion, or 18.2%, compared to March 31, 2023.
Net charge-offs for loans and leases carried at historical cost were $3.2 million, or 0.15% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended March 31, 2024, compared to net charge-offs of $6.7 million, or 0.38%, for the three months ended March 31, 2023. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $7.9 million and $8.2 million accounted for under the fair value option at March 31, 2024 and 2023, respectively, totaled $43.1 million, which was 0.51% of the held for investment loan and lease portfolio carried at historical cost at March 31, 2024, compared to $22.0 million, or 0.30% of loans and leases held for investment carried at historical cost at March 31, 2023.
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
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2024/2023 Increase (Decrease)
	2024	2023	Amount	Percent
Noninterest income
Loan servicing revenue	$7,624	$6,380	$1,244	19.5%
Loan servicing asset revaluation	(2,744)	356	(3,100)	(870.8)
Net gains on sales of loans	11,502	10,175	1,327	13.0
Net loss on loans accounted for under the fair value option	(219)	(4,529)	4,310	95.2
Equity method investments (loss) income	(5,022)	(2,952)	(2,070)	(70.1)
Equity security investments (losses) gains, net	(529)	77	(606)	(787.0)
Lease income	2,453	2,535	(82)	(3.2)
Management fee income	3,271	3,472	(201)	(5.8)
Other noninterest income	9,761	4,065	5,696	140.1
Total noninterest income	$26,097	$19,579	$6,518	33.3%
For the three months ended March 31, 2024, noninterest income increased by $6.5 million, or 33.3%, compared to the three months ended March 31, 2023. The increase over the prior year is primarily a result of a $4.3 million decrease in the net loss on loans accounted for under the fair value option combined with increased other noninterest income of $5.7 million, largely related to a gain arising from increased fair value of equity warrant assets associated with the Company’s wine & craft beverage vertical. Partially offsetting the increase over the first quarter of 2023 was a $3.1 million incremental net loss related to the loan servicing asset revaluation combined with increased equity method investment losses of $2.1 million, principally related to heightened levels of underlying losses in several of the Company’s equity method investees.

The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three Months Ended March 31,		For years ended December 31,
	2024	2023	2023	2022	2021	2020
Amount of loans and leases originated	$805,129	$1,030,882	$3,946,873	$4,007,621	$4,480,725	$4,450,198
Guaranteed portions of loans sold	186,654	167,826	877,551	580,889	668,462	542,596
Outstanding balance of guaranteed loans sold (1)	3,057,641	2,695,757	2,986,959	2,668,110	2,756,915	2,819,625

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Asset Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, ancillary income, prepayment speeds and default rates and losses, with the prepayment speeds and default rates and losses, with prepayment speed and discount rate being the most sensitive assumptions. For the three months ended March 31, 2024, there was a net loss on loan servicing asset revaluation of $2.7 million, compared to a net gain of $356 thousand for the three months ended March 31, 2023, resulting in a negative comparative quarter change of $3.1 million. The decrease in the valuation of the servicing asset compared to the three months ended March 31, 2023 was principally the result of increasing market prepayment speeds in the first quarter of 2024 while the net gain in the first quarter of 2023 was the result of positive movements in market premiums. In the third-quarter of 2023, the Company changed its valuation techniques in the estimation of fair value for servicing assets and loans accounted for under the fair value option.
Net Loss on Loans Accounted for Under the Fair Value Option: For the three months ended March 31, 2024, the Company had a net loss on loans accounted for under the fair value option of $219 thousand compared to a net loss of $4.5 million for the first quarter of 2023, a positive change of $4.3 million, or 95.2%. The carrying amount of loans accounted for under the fair value option at March 31, 2024 and 2023 was $379.2 million (all classified as held for investment) and $467.0 million (all classified as held for investment), respectively, a decrease of $87.7 million, or 18.8%. The net loss in the valuation of loans accounted for under the fair value option in the first quarter of 2024 was largely the result of the above discussed increased levels of market prepayment speeds while the net loss in the first quarter of 2023 was the result of negative market impacts related to rising interest rates.

Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2024/2023 Increase (Decrease)
	2024	2023	Amount	Percent
Noninterest expense
Salaries and employee benefits	$47,275	$44,765	$2,510	5.6%
Non-employee expenses:
Travel expense	2,438	2,411	27	1.1
Professional services expense	1,878	927	951	102.6
Advertising and marketing expense	3,692	3,603	89	2.5
Occupancy expense	2,247	1,925	322	16.7
Technology expense	7,723	7,729	(6)	(0.1)
Equipment expense	3,074	3,818	(744)	(19.5)
Other loan origination and maintenance expense	3,911	3,927	(16)	(0.4)
Renewable energy tax credit investment (recovery) impairment	(927)	69	(996)	(1,443.5)
FDIC insurance	3,200	3,403	(203)	(6.0)
Other expense	3,226	6,385	(3,159)	(49.5)
Total non-employee expenses	30,462	34,197	(3,735)	(10.9)
Total noninterest expense	$77,737	$78,962	$(1,225)	(1.6)%
Total noninterest expense for the three months ended March 31, 2024, decreased $1.2 million, or 1.6%, compared to the three months ended March 31, 2023. The decrease in noninterest expense for the comparable three month period was largely driven by various components, as discussed below.
Salaries and employee benefits: Total personnel expense for the three months ended March 31, 2024 increased $2.5 million, or 5.6%, compared to the same period in 2023. The increase over the first three months of 2023 is principally related to continued investment in human resources to support strategic and growth initiatives. Total full-time equivalent employees decreased from 968 at March 31, 2023, to 962 at March 31, 2024. Salaries and employee benefits expense included $6.4 million of stock-based compensation for the three months ended March 31, 2024, compared to $6.2 million for the three months ended March 31, 2023. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Other expense: For the three months ended March 31, 2024, other expense decreased $3.2 million, or 49.5%, compared to the same period in 2023, largely related to $1.8 million in higher levels of reserves on unfunded commitments in the three months ended March 31, 2023. This increase in the reserve for unfunded commitments in the first quarter of 2023 was largely a result of refinements to the estimation assumptions.

Income Tax Expense
For the three months ended March 31, 2024, income tax benefit was $5.5 million compared to income tax expense of $3.2 million in the first quarter of 2023, and the Company’s effective tax rates were (24.8%) and 89.0%, respectively. The lower level of income tax expense for the first quarter of 2024 as compared to the first quarter of 2023 was largely the result of an additional $10.6 million in investment tax credits related to the Company's fourth quarter of 2023 renewable energy investment that became eligible for an extra 10% in tax credits in the first quarter of 2024. The trigger for this first quarter 2024 additional eligibility was the result of the March 22, 2024 Internal Revenue Service (“IRS”) Notice 2024-30, which expanded the list of geographic areas which qualify for increased investment tax credit levels. The location of the underlying renewable energy project was an addition to the recent IRS Notice. Partially offsetting this decrease was increased pretax income during the current period.
Results of Segment Operations
The Company’s operations are managed along two primary operating segments Banking and Fintech. A description of each segment and the methodologies used to measure financial performance is described in Note 12. Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Three Months Ended March 31,
	2024	2023
Banking	$29,707	$2,388
Fintech	(1,372)	(361)
Other	(749)	(1,629)
Consolidated net income	$27,586	$398
Banking
For the three months ended March 31, 2024, net income increased $27.3 million compared to the same period of 2023. Key factors influencing these changes are discussed below.
For the three months ended March 31, 2024, net interest income increased $8.1 million, or 9.8% compared to the same period of 2023. See above section captioned “Net Interest Income and Margin” as it is principally related to the Banking segment.
The provision for loan and lease credit losses for the three months ended March 31, 2024, decreased $2.7 million. See the analysis of provision for loan and lease credit losses included in the above section captioned “Provision for Loan and Lease Credit Losses” as it is entirely related to the Banking segment.
For the three months ended March 31, 2024, noninterest income increased $8.2 million, or 48.0%, compared to the same period of 2023. The increase for the three month comparative period was principally driven by an incremental decline in the net loss on loans accounted for at fair value of $4.3 million combined with the previously discussed gain of $5.7 million included in other noninterest income arising from increased fair value of equity warrant assets. Partially offsetting these three month contributors to increased noninterest income was incremental net losses on the loan servicing asset revaluation of $3.1 million. See the analysis of these categories of noninterest income included in the above section captioned “Noninterest Income” for additional discussion.
For the three months ended March 31, 2024, income tax expense decreased $7.0 million compared to the same period of 2023. The decrease compared to the first quarter of 2023 was largely the result of an additional $10.6 million in investment tax credits related to the Company's fourth quarter of 2023 renewable energy investment that became eligible for increased tax credits in the first quarter of 2024. See the above section captioned “Income Tax Expense” for further discussion around the increased investment tax credits.
Fintech
For the three months ended March 31, 2024, net income decreased by $1.0 million compared to same period of 2023. This decrease was largely related to increased equity method and equity security investment losses.

Discussion and Analysis of Financial Condition
March 31, 2024 vs. December 31, 2023
Total assets at March 31, 2024 were $11.51 billion, an increase of $234.1 million, or 2.1%, compared to total assets of $11.27 billion at December 31, 2023. The growth in total assets was principally driven by the growth in total loans and leases held for investment and held for sale of $202.4 million, or 2.2%, during the first three months of 2024, from $9.02 billion at December 31, 2023, to $9.22 billion at March 31, 2024. This growth was a result of strong origination activity during the first three months of 2024 of $805.1 million.
Total deposits were $10.38 billion at March 31, 2024, an increase of $108.3 million, or 1.1%, from $10.28 billion at December 31, 2023. The increase in total deposits from the prior period was to support growth in the loan and lease portfolio as well as the Company's targeted liquidity levels. At March 31, 2024, the Bank’s total uninsured deposits were approximately $1.47 billion, or 14.0%, of total deposits.
Borrowings increased to $120.2 million at March 31, 2024, from $23.4 million at December 31, 2023. This increase was principally due to entering into a new loan agreement in the first quarter of 2024 to strategically enhance Bank capital levels in order to accommodate future growth expectations. See Note 8. Borrowings in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of current sources of available debt capacity.
Regulatory Impact of Asset Growth
General. In the first quarter of 2023, the Company and the Bank each first exceeded $10 billion in total assets. As of March 31, 2024, the Company and the Bank each had total assets of $11.51 billion and $11.42 billion, respectively. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations impose various additional requirements on bank holding companies and banks with $10 billion or more in total consolidated assets. As a general matter, the Company and the Bank are not immediately subject to these additional requirements when they exceed $10 billion in assets; instead, the Company and the Bank will be subject to these various requirements over various dates, as described below.
Consumer Financial Laws. Under the Dodd-Frank Act, the Consumer Financial Protection Bureau (CFPB) has near-exclusive supervision authority, including examination authority, to assess compliance with federal consumer financial laws for a bank and its affiliates if the bank has total assets of more than $10 billion. This provision becomes applicable to a bank following the fourth consecutive quarter where the total assets of the bank, as reported in its quarterly Call Report, exceed $10 billion and afterwards remains applicable to the bank unless the bank has reported total assets of $10 billion or less in its quarterly Call Report for four consecutive quarters. This provision is became applicable to the Bank in the first quarter of 2024.
Deposit Insurance Assessments. Also under the Dodd-Frank Act, the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund administered by the FDIC was increased from 1.15 percent to 1.35 percent and the FDIC is required, in setting deposit insurance assessments, to offset the effect of the increase on institutions with assets of less than $10 billion, which results in institutions with assets greater than $10 billion paying higher assessments. In addition, following the fourth consecutive quarter where the total assets of a bank exceeds $10 billion, as reported in its quarterly Call Report, the FDIC utilizes a different method for determining deposit insurance assessments. This large bank method is based on a bank’s ability to withstand asset- and funding-related stress, its regulatory ratings, and potential losses to the FDIC in the event of the bank’s failure, subject to discretionary adjustments by the FDIC. Additionally, the large bank method captures risk mitigants such as the Bank's unique concentration of government guaranteed loans and its impact on our perceived loss severity measure which is generally favorable to the Bank's deposit insurance assessments. The Bank became subject to the large bank method for determining its deposit insurance assessments in the first quarter of 2024.
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
Commercial Real Estate

Commercial real estate loans as indicated by the FDIC include loans secured by the following: construction, land development, multifamily property and nonfarm, nonresidential real property. The following table provides information with respect to commercial real estate loans as of March 31, 2024.

	Guaranteed	Unguaranteed	Total (1)
Held for Investment Loans:
Owner Occupied
Small Business Banking	$1,175,122	$1,010,572	$2,185,694
Specialty Lending	—	94,390	94,390
Energy & Infrastructure	17,706	21,391	39,097
Total	1,192,828	1,126,353	2,319,181
Non-Owner Occupied
Small Business Banking	379,172	417,139	796,311
Specialty Lending	—	499,435	499,435
Energy & Infrastructure	39,022	148,876	187,898
Total	418,194	1,065,450	1,483,644
Total Held for Investment Commercial Real Estate	$1,611,022	$2,191,803	$3,802,825
Held for Sale Loans:
Owner Occupied
Small Business Banking	$58,385	$—	$58,385
Total	58,385	—	58,385
Non-Owner Occupied
Small Business Banking	122,390	—	122,390
Total	122,390	—	122,390
Total Held for Sale Commercial Real Estate	$180,775	$—	$180,775
Total Commercial Real Estate Loans	$1,791,797	$2,191,803	$3,983,600
% of Total Commercial Real Estate Loans	45.0%	55.0%	100.0%
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
Nonperforming assets, including loans measured at fair value, at March 31, 2024 were $215.3 million, which represented a $23.1 million, or 12.0%, increase from December 31, 2023. These nonperforming assets at March 31, 2024 were comprised of $206.7 million in nonaccrual loans and leases and $8.6 million in foreclosed assets. Of the $206.7 million of nonperforming assets, $158.7 million carried a government guarantee, leaving an unguaranteed exposure of $56.6 million in total nonperforming assets at March 31, 2024. This represents an increase of $5.4 million, or 10.5%, from an unguaranteed exposure of $51.2 million at December 31, 2023.
The following table provides information with respect to nonperforming assets, excluding loans measured at fair value, at the dates indicated.

	March 31, 2024 (1)	December 31, 2023 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$148,468	$134,963
Foreclosed assets	8,561	6,481
Total nonperforming assets	$157,029	$141,444
Allowance for credit losses on loans and leases	$139,041	$125,840
Total nonperforming loans and leases to total loans and leases held for investment	1.74%	1.64%
Total nonperforming loans and leases to total assets	1.33%	1.24%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.63%	1.53%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	93.65%	93.24%

(1)	Excludes loans measured at fair value.

	March 31, 2024 (1)	December 31, 2023 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S government (all on nonaccrual)	$105,351	$95,678
Foreclosed assets guaranteed by the U.S. government	5,332	3,670
Total nonperforming assets guaranteed by the U.S. government	$110,683	$99,348
Allowance for credit losses on loans and leases	$139,041	$125,840
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.51%	0.48%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.39%	0.36%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S. government	322.47%	320.33%

(1)	Excludes loans measured at fair value.
Nonperforming assets, excluding loans measured at fair value, at March 31, 2024 were $157.0 million, which represented a $15.6 million, or 11.0%, increase from December 31, 2023. These nonperforming assets at March 31, 2024 were comprised of $148.5 million in nonaccrual loans and leases and $8.6 million in foreclosed assets. Of the $157.0 million of nonperforming assets, $110.7 million carried a government guarantee, leaving an unguaranteed exposure of $46.3 million in total nonperforming assets at March 31, 2024. This represents an increase of $4.3 million, or 10.1%, from an unguaranteed exposure of $42.1 million at December 31, 2023.

See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.
As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 14.1% at March 31, 2024, compared to 14.6% at December 31, 2023. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at both March 31, 2024 and December 31, 2023 were 4.1% and 4.3%, respectively.
As of March 31, 2024, and December 31, 2023, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $908.2 million and $785.2 million, respectively. The following is a discussion of these loans and leases. Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases. For a complete description of the risk grading system, see Note 3. Loans and Leases Held for Investment and Credit Quality in the Company’s 2023 Form 10-K. At March 31, 2024, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $391.7 million and total portfolio unguaranteed exposure risk was $516.6 million, or 9.4% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2023 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $344.8 million and total portfolio unguaranteed exposure risk was $440.3 million, or 8.3% of total held for investment unguaranteed exposure carried at historical cost.
As of March 31, 2024 and December 31, 2023, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases:

As of March 31, 2024		As of December 31, 2023
Vertical	% of Criticized and Classified Loans and Leases	Vertical	% of Criticized and Classified Loans and Leases
Bioenergy	14.7%	Senior Housing	16.5%
Senior Housing	14.0%	Bioenergy	14.4%
General Lending	11.6%	General Lending	12.2%
Search Fund Lending	7.2%	Search Fund Lending	8.6%
Wine & Craft Beverage	5.0%	Wine & Craft Beverage	5.6%
Healthcare	4.2%	Healthcare	3.9%
Self Storage	4.1%	Hotels	3.3%
Senior Care	4.0%	Self Storage	3.3%
Sponsor Finance	3.7%	Senior Care	3.2%
% of Total Criticized and Classified Loans	68.5%	% of Total Criticized and Classified Loans	71.0%
Of the above listed verticals, Senior Housing and Sponsor Finance are within the Company’s Specialty Lending division while Bioenergy and Hotels are within the Energy & Infrastructure division, the remainder of the above listed verticals are within the Small Business Banking division. The majority of the $123.0 million increase in potential problem and classified loans and leases in the first three months of 2024 was comprised of increased levels of Risk Grade 5 loans and leases, as discussed below. The Company believes that its underwriting and credit quality standards have remained high and continues to consider changing economic conditions in a rising interest rate environment.
Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term. During the three months ended March 31, 2024, there were no loan modifications made for borrowers experiencing financial difficult on loans held at amortized cost.

Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. At March 31, 2024, and December 31, 2023, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $669.2 million and $599.2 million, respectively, for a three month increase of $70.0 million. Relative to total held for investment unguaranteed exposure carried at historical cost at March 31, 2024 and December 31, 2023, unguaranteed Risk Grade 5 loans and leases increased from 6.9% to 7.7%, respectively.
The largest year-to-date changes in Risk Grade 5 loans and leases carried at historical cost were within the following verticals:

March 31, 2024 vs. December 31, 2023 Increase (Decrease)
Vertical	$	%
Bioenergy	$19,694	28.1%
Government Contracting	14,909	21.3
Sponsor Finance	12,016	17.2
Self Storage	11,412	16.3
Healthcare	8,012	11.4
Vet	7,464	10.7
Senior Care	6,224	8.9
Agriculture	5,239	7.5
Restoration	4,771	6.8
Professional Services	4,575	6.5
General Lending	(3,317)	(4.7)
Asset-Based Lending	(5,191)	(7.4)
Fitness Centers	(5,814)	(8.3)
Total of largest changes in RG 5 loans and leases	$79,994	114.3%
The increase in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during the first three months of 2024 was principally confined to 13 verticals, as reflected above. The underlying factor in this increase in Risk Grade 5 loans in 2024 was largely a result of softer than expected starts for new projects in certain verticals due to delays in both construction completion and ramp up time, stemming from downstream effects of pandemic-related impacts. Of the above listed verticals, Sponsor Finance, Senior Housing, Asset-Based Lending and Government Contracting are within the Company’s Specialty Lending division, Bioenergy is within the Energy & Infrastructure division and the remainder of the above listed verticals are within the Small Business Banking division.
At March 31, 2024, approximately 99.1% of loans and leases classified as Risk Grade 5 are performing with no relationships having payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio. As government payment assistance began to expire toward the end of 2020, borrowers with continuing difficulties arising from the pandemic were provided additional relief through payment deferrals. At March 31, 2024, the Company had $6.3 million in unguaranteed loans on SBA payment assistance.
Allowance for Credit Losses on Loans and Leases
The ACL of $125.8 million at December 31, 2023, increased by $13.2 million, or 10.5%, to $139.0 million at March 31, 2024. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.5% and 1.6% at December 31, 2023 and March 31, 2024, respectively. The increase in the ACL during the first three months of 2024 was primarily the result of specific reserve changes on individually evaluated loans. See also the above section captioned “Provision for Loan and Lease Credit Losses” in “Results of Operations” for related information.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have increased by $28.7 million since December 31, 2023. Total loans and leases 90 or more days past due increased $34.8 million, or 27.9%, compared to December 31, 2023. This increase was comprised of a $8.0 million increase in unguaranteed exposure combined with a $26.8 million increase in the guaranteed portion of past due loans compared to December 31, 2023. At March 31, 2024 and December 31, 2023, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 1.0% and 0.8%, respectively. Total unguaranteed loans and leases past due were comprised of $45.3 million carried at historical cost, an increase of $7.7 million, and $10.2 million measured at fair value, an increase of $345 thousand, as of March 31, 2024 compared to December 31, 2023. Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $139.0 million at March 31, 2024 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Unaudited Condensed Consolidated Financial Statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit, FHLB advances and Federal Reserve Discount Window. A primary tool in the Company's liquidity management process is the utilization of an Outflow Coverage Ratio (“OCR”) model to stress outflows in various scenarios with targeted days of liquidity coverage. At March 31, 2024, the total amount of these four liquidity source items was $4.11 billion, or 35.7% of total assets, a decrease of 2.1% of total assets from $4.26 billion, or 37.8% of total assets, at December 31, 2023.
Loans and other assets are funded primarily by loan sales, wholesale deposits, and core deposits. To date, an increasing retail deposit base and a stable amount of brokered deposits have been adequate to meet loan obligations, while maintaining the desired level of immediate liquidity. The Company maintains an investment securities portfolio that is available for both immediate and secondary contingent liquidity purposes, whether via pledging to the Federal Home Loan Bank, Federal Reserve Bank, or through liquidation. Additionally, the Company maintains a guaranteed loan portfolio that is also a contingent liquidity source, whether via pledging to the Federal Reserve Discount Window or through liquidation.
At March 31, 2024, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $1.12 billion available to be pledged as collateral.
Contractual Obligations
The Company has entered into significant fixed and determinable contractual obligations for future payments. In March 2024, the Company entered into a $100.0 million term loan agreement with a third party correspondent bank. See Note 8. Borrowings in the accompanying notes to Unaudited Condensed Consolidated Financial Statements for more details. Other than the new borrowing previously mentioned and normal changes in the ordinary course of the Company’s operations, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2023. See the section titled “Liquidity Management” in Part II, Item 7 of the Company’s 2023 Form 10-K for additional discussion of contractual obligations.
Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. As of December 31, 2023, there was one airplane purchase agreement commitment outstanding and during 2024 the airplane was placed in service. The Company is also in the process of constructing a new facility to accommodate expansion of its main campus. For more information, see Note 10. Commitments and Contingencies in the accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Asset/Liability Management and Interest Rate Sensitivity
One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure the repricing differences, or interest rate gaps, between interest-earning assets and interest-bearing liabilities, across various time periods. As of March 31, 2024, the balance sheet’s total cumulative gap position was 4.6%, meaning that over the entire life of the Company's assets and liabilities, more assets will reprice than liabilities. For further information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, or growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of instantaneous parallel interest rate shocks applied to a static balance sheet and non-parallel interest rate shocks applied to a dynamic balance sheet to measure interest rate risk. As of March 31, 2024, the Company’s interest rate risk profile under the instantaneous parallel interest rate shock scenarios applied to a static balance sheet is slightly asset-sensitive. For more information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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

Capital amounts and ratios as of March 31, 2024, and December 31, 2023, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - March 31, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$991,314	11.89%	$375,207	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,096,039	13.15	667,035	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	991,314	11.89	500,276	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	991,314	8.69	456,405	4.00	N/A	N/A
Bank - March 31, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$954,351	11.86%	$362,054	4.50%	$522,967	6.50%
Total Capital (to Risk-Weighted Assets)	1,055,468	13.12	643,651	8.00	804,564	10.00
Tier 1 Capital (to Risk-Weighted Assets)	954,351	11.86	482,738	6.00	643,651	8.00
Tier 1 Capital (to Average Assets)	954,351	8.42	453,363	4.00	566,704	5.00
Consolidated - December 31, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$960,433	11.73%	$368,549	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,063,157	12.98	655,198	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	960,433	11.73	491,399	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	960,433	8.58	447,561	4.00	N/A	N/A
Bank - December 31, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$823,478	10.40%	$356,426	4.50%	$514,837	6.50%
Total Capital (to Risk-Weighted Assets)	922,876	11.65	633,646	8.00	792,057	10.00
Tier 1 Capital (to Risk-Weighted Assets)	823,478	10.40	475,234	6.00	633,646	8.00
Tier 1 Capital (to Average Assets)	823,478	7.41	444,480	4.00	555,600	5.00

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
Accounting policies, including those for the Company's critical accounting policies, as described in detail in the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. The Company’s most critical accounting policies and estimates are listed below. These estimates require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.
•Allowance for credit losses;
•Valuation of loans accounted for under the fair value option;

•Valuation of servicing assets; and
•Income taxes
Changes in these estimates, that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, could have a material impact on the Company’s financial position, results of operations or liquidity.
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
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 4.6% as of March 31, 2024, indicating that, overall, over the expected life of the instruments, assets will reprice before liabilities.
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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending March 31, 2025 and 2026, and the Company’s EVE sensitivity at March 31, 2024. The simulation uses projected repricing of assets and liabilities at March 31, 2024, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, changes in deposit pricing, both in amount and timing, relative to changes in market rates (commonly referred to as deposit betas and lags, respectively) and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, actual future activity may differ from the results shown below as it will include growth considerations, non-parallel rate movements, and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending March 31, 2025	12 Months Ending March 31, 2026	As of March 31, 2024
+400	8.1%	4.7%	(21.3%)
+300	6.1	3.5	(16.2)
+200	4.2	2.5	(10.8)
+100	2.1	1.3	(5.4)
-100	(2.2)	(1.3)	5.3
-200	(4.4)	(2.8)	10.6
-300	(6.5)	(4.2)	16.2
Rates are increased instantaneously at the beginning of the projection. The Company's asset/liability profile is slightly asset sensitive in both years one and two from a net interest income perspective. The Company’s variable rate loan portfolio reprices the full amount of the assumed change in interest rates, while the retail savings and short-term retail certificates of deposits portfolio will reprice with an assumed beta. Interest rates do not normally move all at once or evenly over time, but management believes that the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2024, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2024, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of March 31, 2024, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Subsequent to the Company's earnings release on April 24, 2024, the Company identified that a renewable energy tax credit investment made in the fourth quarter of 2023 became eligible for increased levels of tax credits in the first quarter of 2024. Under the Inflation Reduction Act of 2022, certain circumstances allow for enhanced investment tax credits, if requirements, including locations within an energy community, are satisfied. At the time of the investment in 2023, the location of the investee was not within a previously declared energy community. On March 22, 2024, the Internal Revenue Service released Notice 2024-30 which expanded the qualifying list of energy communities. This expanded list included the Company's 2023 investment. The Company became eligible for incremental federal investment tax credits of $10.6 million and, combined with other related impacts, resulted in increased net income of $11.0 million, or $0.24 per diluted share, in the first quarter of 2024.
As a result of the items described above, certain of the GAAP financial results for the three months ended March 31, 2024 furnished in Exhibit 99.1 to the Current Report on Form 8-K filed on April 24, 2024 (the “Form 8-K”), differ from the financial results disclosed in this Quarterly Report on Form 10-Q. The Company's Unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2024 and the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2024 furnished in Exhibit 99.1 to the Form 8-K did not reflect the additional investment tax credit and related impacts due to the timing of this new information. The Unaudited Condensed Consolidated Financial Statements and the accompanying disclosures presented in this Quarterly Report on Form 10-Q reflect these adjustments.
The following tables present the Company’s Unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2024 and the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2024 as adjusted for the additional tax credits and related impacts discussed above.

Live Oak Bancshares, Inc.
Quarterly Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2024
	As Furnished	Adjustments	As Adjusted
Interest income
Loans and fees on loans	$176,010	$—	$176,010
Investment securities, taxable	8,954	—	8,954
Other interest earning assets	7,456	—	7,456
Total interest income	192,420	—	192,420
Interest expense
Deposits	101,998	—	101,998
Borrowings	311	—	311
Total interest expense	102,309	—	102,309
Net interest income	90,111	—	90,111
Provision for loan and lease credit losses	16,364	—	16,364
Net interest income after provision for loan and lease credit losses	73,747	—	73,747
Noninterest income
Loan servicing revenue	7,624	—	7,624
Loan servicing asset revaluation	(2,744)	—	(2,744)
Net gains on sales of loans	11,502	—	11,502
Net loss on loans accounted for under the fair value option	(219)	—	(219)
Equity method investments (loss) income	(5,022)	—	(5,022)
Equity security investments (losses) gains, net	(529)	—	(529)
Lease income	2,453	—	2,453
Management fee income	3,271	—	3,271
Other noninterest income	9,761	—	9,761
Total noninterest income	26,097	—	26,097
Noninterest expense
Salaries and employee benefits	47,275	—	47,275
Travel expense	2,438	—	2,438
Professional services expense	1,878	—	1,878
Advertising and marketing expense	3,692	—	3,692
Occupancy expense	2,247	—	2,247
Technology expense	7,723	—	7,723
Equipment expense	3,074	—	3,074
Other loan origination and maintenance expense	3,911	—	3,911
Renewable energy tax credit investment impairment (recovery)	15	(942)	(927)
FDIC insurance	3,200	—	3,200
Other expense	3,226	—	3,226
Total noninterest expense	78,679	(942)	77,737
Income before taxes	21,165	942	22,107
Income tax (benefit) expense	4,617	(10,096)	(5,479)
Net income	$16,548	$11,038	$27,586
Earnings per share
Basic	$0.37	$0.25	$0.62
Diluted	$0.36	$0.24	$0.60
Weighted average shares outstanding
Basic	44,762,308	—	44,762,308
Diluted	45,641,210	—	45,641,210

Live Oak Bancshares, Inc.
Quarterly Balance Sheets (unaudited)
(Dollars in thousands)

	As of the quarter ended March 31, 2024
	As Furnished	Adjustments	As Adjusted
Assets
Cash and due from banks	$597,394	$—	$597,394
Certificates of deposit with other banks	250	—	250
Investment securities available-for-sale	1,120,622	—	1,120,622
Loans held for sale	310,749	—	310,749
Loans and leases held for investment (1)	8,912,561	—	8,912,561
Allowance for credit losses on loans and leases	(139,041)	—	(139,041)
Net loans and leases	8,773,520	—	8,773,520
Premises and equipment, net	258,071	—	258,071
Foreclosed assets	8,561	—	8,561
Servicing assets	49,343	—	49,343
Other assets	384,790	2,269	387,059
Total assets	$11,503,300	$2,269	$11,505,569
Liabilities and shareholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$226,668	$—	$226,668
Interest-bearing	10,156,693	—	10,156,693
Total deposits	10,383,361	—	10,383,361
Borrowings	120,242	—	120,242
Other liabilities	83,017	(8,769)	74,248
Total liabilities	10,586,620	(8,769)	10,577,851
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—	—
Class A common stock (voting)	349,648	—	349,648
Class B common stock (non-voting)	—	—	—
Retained earnings	658,269	11,038	669,307
Accumulated other comprehensive loss	(91,237)	—	(91,237)
Total shareholders' equity	916,680	11,038	927,718
Total liabilities and shareholders’ equity	$11,503,300	$2,269	$11,505,569
(1)Includes $379.2 million, $388.0 million, $410.1 million, $441.8 million and $467.0 million measured at fair value for the quarters ended March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023, and March 31, 2023, respectively.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: May 10, 2024	By:	/s/ Walter J. Phifer
Walter J. Phifer
Chief Financial Officer