Form 10-Q
period 2024-06-30
Live Oak Bancshares, Inc.
filed 2024-08-06
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
As of August 5, 2024, there were 45,035,289 shares of the registrant’s voting common stock outstanding.

Live Oak Bancshares, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Live Oak Bancshares, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2024 (unaudited) and December 31, 2023*
(Dollars in thousands)

	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$615,449	$582,540
Certificates of deposit with other banks	250	250
Investment securities available-for-sale	1,151,195	1,126,160
Loans held for sale	363,632	387,037
Loans and leases held for investment (includes $363,017 and $388,036 measured at fair value, respectively)	9,172,134	8,633,847
Allowance for credit losses on loans and leases	(137,867)	(125,840)
Net loans and leases	9,034,267	8,508,007
Premises and equipment, net	267,864	257,881
Foreclosed assets	8,015	6,481
Servicing assets (includes $51,303 and $48,186 measured at fair value, respectively)	51,528	48,591
Other assets	376,370	354,476
Total assets	$11,868,570	$11,271,423
Liabilities and shareholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$264,013	$259,270
Interest-bearing	10,443,018	10,015,749
Total deposits	10,707,031	10,275,019
Borrowings	117,745	23,354
Other liabilities	82,745	70,384
Total liabilities	10,907,521	10,368,757
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 45,003,856 and 44,617,673 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	356,381	344,568
Class B common stock, no par value, 10,000,000 shares authorized, none issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Retained earnings	695,172	642,817
Accumulated other comprehensive loss	(90,504)	(84,719)
Total shareholders’ equity	961,049	902,666
Total liabilities and shareholders’ equity	$11,868,570	$11,271,423
*Derived from audited consolidated financial statements.
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three and six months ended June 30, 2024 and 2023 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income
Loans and fees on loans	$181,840	$152,362	$357,850	$291,414
Investment securities, taxable	9,219	8,503	18,173	16,050
Other interest earning assets	7,389	8,847	14,845	13,664
Total interest income	198,448	169,712	390,868	321,128
Interest expense
Deposits	105,358	85,003	207,356	152,598
Borrowings	1,770	407	2,081	2,211
Total interest expense	107,128	85,410	209,437	154,809
Net interest income	91,320	84,302	181,431	166,319
Provision for credit losses	11,765	13,028	28,129	32,049
Net interest income after provision for credit losses	79,555	71,274	153,302	134,270
Noninterest income
Loan servicing revenue	7,347	6,687	14,971	13,067
Loan servicing asset revaluation	(2,878)	(2,831)	(5,622)	(2,475)
Net gains on sales of loans	14,395	10,804	25,897	20,979
Net gain (loss) on loans accounted for under the fair value option	172	1,728	(47)	(2,801)
Equity method investments (loss) income	(1,767)	(2,055)	(6,789)	(5,007)
Equity security investments gains (losses), net	161	121	(368)	198
Lease income	2,423	2,535	4,876	5,070
Management fee income	3,271	3,266	6,542	6,738
Other noninterest income	11,035	3,901	20,796	7,966
Total noninterest income	34,159	24,156	60,256	43,735
Noninterest expense
Salaries and employee benefits	46,255	43,066	93,530	87,831
Travel expense	2,328	2,770	4,766	5,181
Professional services expense	3,061	1,996	4,939	2,923
Advertising and marketing expense	3,004	3,009	6,696	6,612
Occupancy expense	2,388	2,205	4,635	4,130
Technology expense	7,996	8,005	15,719	15,734
Equipment expense	3,511	4,023	6,585	7,841
Other loan origination and maintenance expense	3,659	3,442	7,570	7,369
Renewable energy tax credit investment impairment (recovery)	170	—	(757)	69
FDIC insurance	2,649	5,061	5,849	8,464
Other expense	2,635	2,880	5,861	9,265
Total noninterest expense	77,656	76,457	155,393	155,419
Income before taxes	36,058	18,973	58,165	22,586
Income tax expense	9,095	1,429	3,616	4,644
Net income	$26,963	$17,544	$54,549	$17,942
Basic earnings per share	$0.60	$0.40	$1.22	$0.41
Diluted earnings per share	$0.59	$0.39	$1.20	$0.40
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$26,963	$17,544	$54,549	$17,942
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities available-for-sale during the period	964	(17,348)	(7,612)	(6,916)
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	—	—	—	—
Other comprehensive income (loss) before tax	964	(17,348)	(7,612)	(6,916)
Income tax (expense) benefit	(231)	4,163	1,827	1,654
Other comprehensive income (loss), net of tax	733	(13,185)	(5,785)	(5,262)
Total comprehensive income	$27,696	$4,359	$48,764	$12,680
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three and six months ended June 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Three Months Ended
	Common stock			Retained earnings	Accumulated other comprehensive (loss) income	Total equity
	Shares		Amount
	Class A	Class B
Balance at March 31, 2024	44,938,673	—	$349,648	$669,307	$(91,237)	$927,718
Net income	—	—	—	26,963	—	26,963
Other comprehensive income	—	—	—	—	733	733
Issuance of restricted stock	45,613	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(337)	—	—	(337)
Stock option exercises	19,570	—	277	—	—	277
Restricted stock compensation expense	—	—	6,793	—	—	6,793
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	252	—	252
Cash dividends ($0.03 per share)	—	—	—	(1,350)	—	(1,350)
Balance at June 30, 2024	45,003,856	—	$356,381	$695,172	$(90,504)	$961,049

Balance at March 31, 2023	44,290,840	—	$334,672	$572,530	$(84,395)	$822,807
Net income	—	—	—	17,544	—	17,544
Other comprehensive loss	—	—	—	—	(13,185)	(13,185)
Issuance of restricted stock	38,145	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(249)	—	—	(249)
Stock option exercises	22,730	—	297	—	—	297
Stock option compensation expense	—	—	4	—	—	4
Restricted stock compensation expense	—	—	6,308	—	—	6,308
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	292	—	292
Cash dividends ($0.03 per share)	—	—	—	(1,330)	—	(1,330)
Balance at June 30, 2023	44,351,715	—	$341,032	$589,036	$(97,580)	$832,488

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)
For the three and six months ended June 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Six Months Ended
	Common stock			Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	Shares		Amount
	Class A	Class B
Balance at December 31, 2023	44,617,673	—	$344,568	$642,817	$(84,719)	$902,666
Net income	—	—	—	54,549	—	54,549
Other comprehensive loss	—	—	—	—	(5,785)	(5,785)
Issuance of restricted stock	169,283	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(3,394)	—	—	(3,394)
Employee stock purchase program	18,485	—	702	—	—	702
Stock option exercises	198,415	—	1,406	—	—	1,406
Stock option based compensation expense	—	—	—	—	—	—
Restricted stock compensation expense	—	—	13,099	—	—	13,099
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	501	—	501
Cash dividends ($0.06 per share)	—	—	—	(2,695)	—	(2,695)
Balance at June 30, 2024	45,003,856	—	$356,381	$695,172	$(90,504)	$961,049

Balance at December 31, 2022	44,061,244	—	$330,854	$572,497	$(92,318)	$811,033
Net income	—	—	—	17,942	—	17,942
Other comprehensive loss	—	—	—	—	(5,262)	(5,262)
Issuance of restricted stock	201,019	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(3,602)	—	—	(3,602)
Employee stock purchase program	31,059	—	631	—	—	631
Stock option exercises	58,393	—	664	—	—	664
Stock option based compensation expense	—	—	137	—	—	137
Restricted stock compensation expense	—	—	12,348	—	—	12,348
Adoption of ASU 2022-02	—	—	—	676	—	676
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	578	—	578
Cash dividends ($0.06 per share)	—	—	—	(2,657)	—	(2,657)
Balance at June 30, 2023	44,351,715	—	$341,032	$589,036	$(97,580)	$832,488
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$54,549	$17,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,324	10,447
Provision for credit losses	28,129	32,049
(Accretion) amortization of (discount) premium on securities, net	(497)	132
Deferred tax benefit	(278)	(9,723)
Originations of loans held for sale	(467,005)	(425,441)
Proceeds from sales of loans held for sale	577,817	649,306
Net gains on sale of loans held for sale	(25,897)	(20,979)
Net loss on sale of foreclosed assets	9	—
Net loss on loans accounted for under fair value option	47	2,801
Net change in servicing assets	(2,937)	(4,719)
Net gain on disposal of long-lived asset	(6,663)	—
Net loss on disposal of property and equipment	177	402
Equity method investments loss (income)	6,789	5,007
Equity security investments losses (gains), net	368	(198)
Gain on equity warrant assets	(6,246)	—
Renewable energy tax credit investment (recovery) impairment	(757)	69
Stock option compensation expense	—	137
Restricted stock compensation expense	13,099	12,348
Stock based compensation excess tax benefit (deficiency)	988	(574)
Lease right-of-use assets and liabilities, net	195	(30)
Changes in assets and liabilities:
Other assets	(13,536)	20,429
Other liabilities	6,094	5,533
Net cash provided by operating activities	174,769	294,938
Cash flows from investing activities
Purchases of investment securities available-for-sale	(109,829)	(174,710)
Proceeds from maturities, calls, and principal paydown of investment securities available-for-sale	77,679	49,235
Proceeds from SBA reimbursement/sale of foreclosed assets, net	583	—
Loan and lease originations and principal collections, net	(613,385)	(689,804)
Proceeds from sale of long-lived asset	22,641	—
Purchases of equity security investments	(3,676)	(1,206)
Purchases of equity method investments	(1,872)	(4,323)
Proceeds from equity security investment	957	—
Proceeds from equity method investments	524	—
Proceeds from sale of premises and equipment	978	—
Purchases of premises and equipment, net	(38,882)	(16,968)
Net cash used by investing activities	(664,282)	(837,776)

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
For the six months ended June 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities
Net increase in deposits	$432,012	$994,183
Proceeds from borrowings	99,462	2,906,039
Repayment of borrowings	(5,071)	(2,960,925)
Stock option exercises	1,406	664
Employee stock purchase program	702	631
Withholding cash issued in lieu of restricted stock and other	(3,394)	(3,602)
Shareholder dividend distributions	(2,695)	(2,657)
Net cash provided by financing activities	522,422	934,333
Net increase in cash and cash equivalents	32,909	391,495
Cash and cash equivalents, beginning	582,540	416,636
Cash and cash equivalents, ending	$615,449	$808,131

Supplemental disclosures of cash flow information
Interest paid	$209,811	$153,724
Income tax paid, net	22,888	5,233

Supplemental disclosures of noncash investing and financing activities
Unrealized holding losses on investment securities available-for-sale, net of taxes	$(5,785)	$(5,262)
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	2,125	14,908
Transfer from premises and equipment, net to other assets	18,540	—
Transfer of loans held for sale to loans and leases held for investment	108,048	56,852
Transfer of loans and leases held for investment to loans held for sale	178,482	284,081
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	501	578
Accrued premises and equipment additions	1,193	—
Equity method investment commitments	1,508	7,721
Equity security investment commitments	1,000	—
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
The Company generates revenue primarily from net interest income and secondarily through the origination and sale of government guaranteed loans. Income from the retention of loans is comprised principally of interest income. Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing rights along with net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense. The Company also has less routinely generated gains and losses arising from its financial technology investments predominantly in its Fintech segment.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities Exchange Commission (“SEC”) on February 22, 2024 (SEC File No. 001-37497) (the “2023 Form 10-K”). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2023 Form 10-K. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2023 Form 10-K.
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
Changes in Accounting Estimates
During the second quarter of 2024, the Company made enhancements to the qualitative framework of the allowance for credit losses. The enhanced framework leverages quantifiable credit risk metrics as well as current and forecasted economic conditions to determine possible portfolio outcomes that are not captured in quantitatively modeled results. The framework continues to consider risk factors which include, but are not limited to, changes in lending policies, economic and business conditions, nature and volume of portfolio, volume and severity of past due loans, value of underlying collateral, concentrations, and prepayment speeds. The result of these changes was not material.
During the third quarter of 2023, the Company changed the valuation techniques used to estimate the fair value of servicing rights and loans measured at fair value as a result of rising interest rates and their impacts on market conditions. The changes included aligning our net servicing income and loan fair value estimates with changes in forward interest rate curves. Loan fair value estimates were also revised to utilize market participant credit loss information. These revisions provide estimates that the Company believes are more representative of fair value while transitioning from unobservable inputs to those that are more observable. These estimate changes were implemented as of July 1, 2023 and resulted in one-time adjustments to increase the estimated value of the servicing asset by $13.7 million and loans measured at fair value by $1.3 million. This adjustment also increased noninterest income by a corresponding $15.0 million.
These refinements have been accounted for as changes in accounting estimates under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, with prospective application beginning in the period of change.
Long-Lived Asset Reclassified to Held for Sale
During the second quarter of 2024, the Company sold an aircraft that was previously reclassified as held for sale. The $6.7 million gain on the sale of the aircraft is reflected in other income on the Condensed Consolidated Statements of Income.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
During the first quarter of 2024, the Company determined that retention of an idle building and accompanying land adjacent to its main campus was not best suited to serve future expansion plans. As a result of this determination, the Company entered into a purchase and sale agreement with a third party with expected total proceeds, net of estimated expenses, of $20.9 million. Accordingly, the $18.5 million carrying amount of the building and land, was considered held for sale, and reclassified from premises and equipment, net to other assets in the Unaudited Condensed Consolidated Balance Sheet. Any gain associated with the sale of the building will be recorded at the time of the sale.
Note 2. Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” was issued deferring the sunset date of Topic 848. As subsequently amended, the guidance in the ASU can be applied by the Company through December 31, 2024. To address the discontinuance of LIBOR, the Company stopped originating variable LIBOR-based loans effective December 31, 2021 and started to negotiate loans using the preferred replacement index, the Secured Overnight Financing Rate (“SOFR”) or a relevant duration U.S. Treasury rate. As of March 31, 2024, the Company had transitioned all its LIBOR-based loan exposure to an alternative index. The application of the standard did not have a material effect on the Consolidated Financial Statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings per share:
Net income	$26,963	$17,544	$54,549	$17,942
Weighted-average basic shares outstanding	44,974,942	44,327,474	44,868,625	44,242,785
Basic earnings per share	$0.60	$0.40	$1.22	$0.41
Diluted earnings per share:
Net income, for diluted earnings per share	$26,963	$17,544	$54,549	$17,942
Total weighted-average basic shares outstanding	44,974,942	44,327,474	44,868,625	44,242,785
Add effect of dilutive stock options and restricted stock grants	550,140	507,615	714,521	657,538
Total weighted-average diluted shares outstanding	45,525,082	44,835,089	45,583,146	44,900,323
Diluted earnings per share	$0.59	$0.39	$1.20	$0.40
Anti-dilutive stock options and restricted shares	945,063	2,096,220	702,331	2,096,220
Note 4. Securities
Available-for-Sale
The carrying amount of securities and their approximate fair values are reflected in the following table:

June 30, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$12,088	$—	$316	$11,772
Mortgage-backed securities	1,255,002	670	119,242	1,136,430
Municipal bonds	3,189	—	196	2,993
Total	$1,270,279	$670	$119,754	$1,151,195

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$17,809	$2	$282	$17,529
Mortgage-backed securities	1,216,624	466	111,498	1,105,592
Municipal bonds	3,200	—	161	3,039
Total	$1,237,633	$468	$111,941	$1,126,160
During the three months ended June 30, 2024, one security totaling $155 thousand was settled and one security totaling $3.0 million matured. During the six months ended June 30, 2024, two securities totaling $14.8 million were settled, one security totaling $2.5 million was called and one security totaling $3.0 million matured. During the three and six months ended June 30, 2023, two mortgage-backed securities totaling $2.7 million were settled.
Accrued interest receivable on available-for-sale securities totaled $3.7 million and $3.3 million at June 30, 2024 and December 31, 2023, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$11,772	$316	$11,772	$316
Mortgage-backed securities	141,956	1,556	945,975	117,686	1,087,931	119,242
Municipal bonds		—	2,993	196	2,993	196
Total	$141,956	$1,556	$960,740	$118,198	$1,102,696	$119,754

	Less Than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$15,057	$282	$15,057	$282
Mortgage-backed securities	138,823	3,431	886,699	108,067	1,025,522	111,498
Municipal bonds	—	—	3,039	161	3,039	161
Total	$138,823	$3,431	$904,795	$108,510	$1,043,618	$111,941
At June 30, 2024, there were 423 mortgage-backed securities, four U.S. government agencies and two municipal bonds in unrealized loss positions for greater than 12 months. There were 39 mortgage-backed securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2023 were comprised of 409 mortgage-backed securities, five U.S. government agencies and two municipal bonds in unrealized loss positions for greater than 12 months and 27 mortgage-backed securities in unrealized loss positions for less than 12 months.
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
All mortgage-backed securities in the Company’s portfolio at June 30, 2024 and December 31, 2023 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following is a summary of investment securities by maturity:

	June 30, 2024
	Available-for-Sale
	Amortized Cost	Fair Value
U.S. government agencies
Within one year	$4,000	$3,924
One to five years	8,088	7,848
Total	12,088	11,772
Mortgage-backed securities
Within one year	19,240	19,038
One to five years	176,763	166,444
Five to 10 years	221,724	196,487
After 10 years	837,275	754,461
Total	1,255,002	1,136,430
Municipal bonds
Five to 10 years	3,092	2,908
After 10 years	97	85
Total	3,189	2,993
Total	$1,270,279	$1,151,195
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may prepay sooner than scheduled.
There were no investment securities pledged at June 30, 2024 or December 31, 2023.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Method Accounting
The carrying amount and ownership percentage of each equity method investment at June 30, 2024 and December 31, 2023 is reflected in the following table:

	June 30, 2024		December 31, 2023
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$56,802	40.4%	$60,682	40.4%
Canapi Ventures SBIC Fund, LP (1) (5)	16,380	2.9	18,190	2.9
Canapi Ventures Fund, LP (2) (5)	1,980	1.5	2,267	1.5
Canapi Ventures Fund II, LP (3) (5)	7,175	1.6	7,232	1.6
Canapi Ventures SBIC Fund II, LP (4) (5)	7,551	2.9	7,611	2.9
Other (6)	24,639	Various	22,932	Various
Total	$114,527		$118,914

(1)	Includes unfunded commitments of $4.8 million and $5.0 million as of June 30, 2024 and December 31, 2023, respectively.
(2)	Includes unfunded commitments of $536 thousand and $559 thousand as of June 30, 2024 and December 31, 2023, respectively.
(3)	Includes unfunded commitments of $6.2 million and $6.3 million as of June 30, 2024 and December 31, 2023, respectively.
(4)	Includes unfunded commitments of $7.0 million and $7.1 million as of June 30, 2024 and December 31, 2023, respectively.
(5)	Investee is accounted for under equity method due to the Company's participation as an investment advisor.
(6)
As of June 30, 2024, and December 31, 2023 Other investments include low income housing tax credit (“LIHTC”) in Estrella Landing Apartments LLC (“Estrella Landing”), in which the Company holds a 99.9% limited member interest. Also included in Other investments are solar income tax credit investments in Green Sun Tenant LLC (“Green Sun”), SVA 2021-2 TE Holdco LLC (“Sun Vest”), EG5 CSP1 Holding LLC (“HEP”) and HRE Lessee I, LLC ("Heelstone"), which the Company holds a 99.0% limited member interest in all investments. Also included are Cape Fear Collective Impact Opportunity 1 LLC (“Cape Fear Collective”), Cape Fear Collective Impact Opportunity 2 LLC (“Cape Fear Collective 2”) and OTR Fund I, LLC ("OTR") which the Company holds 91.0%, 32.3%, and 5.9% of limited member interests, respectively. As of June 30, 2024, Other investments also includes Capitala SBIC Fund VI, LP which the Company holds less than 1% limited partner interest, but does maintain potential participation through a lending relationship, with an unfunded commitment of $750 thousand. As of June 30, 2024, and December 31, 2023, there was an unfunded commitment of $6.4 million and $7.7 million, respectively, for Estrella Landing.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Security Accounting
The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis as of June 30, 2024 and as of and for the six months ended June 30, 2024 and 2023 is reflected in the following table:

		As of and for the six month period ended
	Cumulative Adjustments	June 30, 2024	June 30, 2023
Carrying value (1)		$80,467	$77,586
Carrying value adjustments:
Impairment	$—	—	—
Upward changes for observable prices (2)	50,548	56	—
Downward changes for observable prices	(1,980)	(369)	—
Net upward (downward) change	$48,568	$(313)	$—

(1)	Includes $2.7 million and $2.8 million in unfunded commitments as of June 30, 2024, and June 30, 2023, respectively.
(2)	Cumulative adjustments excludes $13.9 million in realized gains for sale of an investment in the second quarter of 2021.
For the three and six months ended June 30, 2024, the Company recognized unrealized gains (losses) on all equity securities held at the reporting date of $31 thousand and $(269) thousand, respectively. For the three and six months ended June 30, 2023, the Company recognized unrealized losses on all equity securities held at the reporting date of $20 thousand and $4 thousand, respectively.
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
Non-marketable and Other Equity Investments
The Company also has limited interests in several non-marketable funds, including Small Business Investment Company (“SBIC”) and venture capital funds, which are generally accounted for as equity security investments. After the initial commitment and over the course of the investment period, the Company will make capital contributions and receive profit and return of capital distributions as a result of fund performance until the funds wind down. While the partnership agreements allow the Company to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause. All investments are generally non-redeemable and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreement.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a summary of the VIEs that the Company has not consolidated as of June 30, 2024 and December 31, 2023:

June 30, 2024	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$7,196	$39,994	$1,008	Other assets (1)
Affordable housing	15,411	16,235	6,444	Other assets & other liabilities (2)
Canapi Funds	33,086	33,086	18,528	Other assets & other liabilities
Non-marketable and other equity investments	9,775	9,775	3,445	Other assets & other liabilities

December 31, 2023	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$6,714	$48,869	$—	Other assets (3)
Affordable housing	15,611	15,611	7,715	Other assets & other liabilities (4)
Canapi Funds	35,300	35,300	18,930	Other assets & other liabilities
Non-marketable and other equity investments	8,840	8,840	2,321	Other assets & other liabilities

(1)	Maximum exposure to loss represents $7.2 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $32.8 million.
(2)	Maximum exposure to loss represents $15.4 million of investments and a scenario in which related tax credits are recaptured, collectively totaling $824 thousand.
(3)	Maximum exposure to loss represents $6.7 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $42.2 million.
(4)
Maximum exposure to loss represents $15.6 million of investments. As there are no tax credits allocated in 2023, there is no increase to the maximum exposure to loss related to recaptured tax credits on the $8.8 million LIHTC investment as of December 31, 2023.

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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
June 30, 2024
Commercial & Industrial
Small Business Banking	$2,102,720	$19,773	$65,790	$85,563	$2,188,283	$139,107	$2,327,390
Specialty Lending	1,173,583	9,031	—	9,031	1,182,614	5,098	1,187,712
Energy & Infrastructure	877,681	263	11,030	11,293	888,974	45,525	934,499
Paycheck Protection Program	4,064	—	—	—	4,064	—	4,064
Total	4,158,048	29,067	76,820	105,887	4,263,935	189,730	4,453,665
Construction & Development
Small Business Banking	424,463	6,179	2,468	8,647	433,110	—	433,110
Specialty Lending	40,295	—	—	—	40,295	—	40,295
Energy & Infrastructure	11,001	—	—	—	11,001	—	11,001
Total	475,759	6,179	2,468	8,647	484,406	—	484,406
Commercial Real Estate
Small Business Banking	2,569,139	15,584	28,525	44,109	2,613,248	117,191	2,730,439
Specialty Lending	688,585	8,500	—	8,500	697,085	—	697,085
Energy & Infrastructure	191,465	1,008	3,072	4,080	195,545	20,680	216,225
Total	3,449,189	25,092	31,597	56,689	3,505,878	137,871	3,643,749
Commercial Land
Small Business Banking	574,748	1,066	1,864	2,930	577,678	35,416	613,094
Total	574,748	1,066	1,864	2,930	577,678	35,416	613,094
Total	$8,657,744	$61,404	$112,749	$174,153	$8,831,897	$363,017	$9,194,914
Retained Loan Discount and Net Deferred Costs							$(22,780)
Loans and Leases, Net							$9,172,134

Guaranteed Balance	$2,911,202	$30,122	$93,956	$124,078	$3,035,280	$76,644	$3,111,924
% Guaranteed	33.6%	49.1%	83.3%	71.2%	34.4%	21.1%	33.8%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
December 31, 2023
Commercial & Industrial
Small Business Banking	$2,075,227	$16,570	$33,366	$49,936	$2,125,163	$151,887	$2,277,050
Specialty Lending	1,131,493	—	—	—	1,131,493	7,829	1,139,322
Energy & Infrastructure	842,907	2,806	4,044	6,850	849,757	46,185	895,942
Paycheck Protection Program	5,595	—	—	—	5,595	—	5,595
Total	4,055,222	19,376	37,410	56,786	4,112,008	205,901	4,317,909
Construction & Development
Small Business Banking	413,349	1,745	—	1,745	415,094	—	415,094
Specialty Lending	47,419	—	—	—	47,419	—	47,419
Energy & Infrastructure	7,541	—	—	—	7,541	—	7,541
Total	468,309	1,745	—	1,745	470,054	—	470,054
Commercial Real Estate
Small Business Banking	2,414,677	18,589	32,310	50,899	2,465,576	127,358	2,592,934
Specialty Lending	511,712	—	12,032	12,032	523,744	—	523,744
Energy & Infrastructure	158,613	—	3,072	3,072	161,685	17,751	179,436
Total	3,085,002	18,589	47,414	66,003	3,151,005	145,109	3,296,114
Commercial Land
Small Business Banking	531,331	1,521	1,910	3,431	534,762	37,026	571,788
Total	531,331	1,521	1,910	3,431	534,762	37,026	571,788
Total	$8,139,864	$41,231	$86,734	$127,965	$8,267,829	$388,036	$8,655,865
Retained Loan Discount and Net Deferred Costs							$(22,018)
Loans and Leases, Net							$8,633,847

Guaranteed Balance	$2,877,105	$29,183	$61,107	$90,290	$2,967,395	$66,299	$3,033,694
% Guaranteed	35.3%	70.8%	70.5%	70.6%	35.9%	17.1%	35.0%

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

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
June 30, 2024
Small Business Banking
Risk Grades 1 - 4	$436,371	$1,062,992	$1,408,497	$1,143,701	$593,527	$570,458	$78,309	$11,321	$5,305,176
Risk Grade 5	6,609	25,034	71,269	70,034	32,410	102,040	9,889	999	318,284
Risk Grades 6 - 8	—	12,251	53,912	43,325	31,135	44,121	3,945	170	188,859
Total	442,980	1,100,277	1,533,678	1,257,060	657,072	716,619	92,143	12,490	5,812,319
Specialty Lending
Risk Grades 1 - 4	300,133	540,753	274,606	191,067	25,755	2,524	235,376	123,107	1,693,321
Risk Grade 5	—	11,402	72,552	35,664	36,225	7,886	33,564	5,854	203,147
Risk Grades 6 - 8	—	1,146	—	12,252	—	—	3,352	6,776	23,526
Total	300,133	553,301	347,158	238,983	61,980	10,410	272,292	135,737	1,919,994
Energy & Infrastructure
Risk Grades 1-4	75,942	404,239	210,587	94,360	42,211	73,019	15,058	—	915,416
Risk Grade 5	—	—	17,868	108,517	—	26,016	—	—	152,401
Risk Grades 6 - 8	—	—	4,024	7,471	16,208	—	—	—	27,703
Total	75,942	404,239	232,479	210,348	58,419	99,035	15,058	—	1,095,520
Paycheck Protection Program
Risk Grades 1 - 4	—	—	—	2,260	1,804	—	—	—	4,064
Total	—	—	—	2,260	1,804	—	—	—	4,064
Total	$819,055	$2,057,817	$2,113,315	$1,708,651	$779,275	$826,064	$379,493	$148,227	$8,831,897

Year-To-Date Gross Charge-offs
Small Business Banking	$—	$1,110	$4,818	$3,464	$53	$1,681	$899	$170	$12,195
Total	$—	$1,110	$4,818	$3,464	$53	$1,681	$899	$170	$12,195

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2023	2022	2021	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
December 31, 2023
Small Business Banking
Risk Grades 1 - 4	$990,349	$1,470,824	$1,255,664	$660,926	$363,377	$296,132	$63,963	$11,047	$5,112,282
Risk Grade 5	7,744	72,913	60,115	37,390	42,095	50,705	7,174	1,407	279,543
Risk Grades 6 - 8	2,286	31,487	29,636	35,611	18,429	28,700	2,621	—	148,770
Total	1,000,379	1,575,224	1,345,415	733,927	423,901	375,537	73,758	12,454	5,540,595
Specialty Lending
Risk Grades 1 - 4	640,596	337,880	226,170	21,286	9,103	112	210,460	58,441	1,504,048
Risk Grade 5	8,858	52,767	35,453	43,080	9,223	—	20,547	5,417	175,345
Risk Grades 6 - 8	—	—	12,032	—	—	—	7,203	4,028	23,263
Total	649,454	390,647	273,655	64,366	18,326	112	238,210	67,886	1,702,656
Energy & Infrastructure
Risk Grades 1 - 4	386,421	223,309	120,917	41,919	50,035	23,308	14,818	—	860,727
Risk Grade 5	—	—	104,371	13,485	7,827	18,627	—	—	144,310
Risk Grades 6 - 8	—	4,024	6,303	3,619	—	—	—	—	13,946
Total	386,421	227,333	231,591	59,023	57,862	41,935	14,818	—	1,018,983
Paycheck Protection Program
Risk Grades 1 - 4	—	—	2,831	2,764	—	—	—	—	5,595
Total	—	—	2,831	2,764	—	—	—	—	5,595
Total	$2,036,254	$2,193,204	$1,853,492	$860,080	$500,089	$417,584	$326,786	$80,340	$8,267,829

Current Period Gross Charge-offs
Small Business Banking	$—	$5,621	$6,435	$1,058	$1,225	$525	$1,097	$—	$15,961
Specialty Lending	—	—	—	—	—	—	7,966	—	7,966
Total	$—	$5,621	$6,435	$1,058	$1,225	$525	$9,063	$—	$23,927

(1)	Excludes $363.0 million and $388.0 million of loans accounted for under the fair value option as of June 30, 2024 and December 31, 2023, respectively.
The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

June 30, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Risk Grades 1 - 4	$7,917,977	$2,624,641	$5,293,336	33.1%
Risk Grade 5	673,832	249,640	424,192	37.0
Risk Grades 6 - 8	240,088	160,999	79,089	67.1
Total	$8,831,897	$3,035,280	$5,796,617	34.4%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2023	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Risk Grades 1 - 4	$7,482,652	$2,622,558	$4,860,094	35.0%
Risk Grade 5	599,198	234,845	364,353	39.2
Risk Grades 6 - 8	185,979	109,992	75,987	59.1
Total	$8,267,829	$2,967,395	$5,300,434	35.9%

(1)	Excludes $363.0 million and $388.0 million of loans accounted for under the fair value option as of June 30, 2024 and December 31, 2023, respectively.
Nonaccrual Loans and Leases
As of June 30, 2024 and December 31, 2023 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three and six months ended June 30, 2024 and 2023. Accrued interest receivable on loans totaled $70.2 million and $63.5 million at June 30, 2024 and December 31, 2023, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Nonaccrual loans and leases held for investment as of June 30, 2024 and December 31, 2023 are as follows:

June 30, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$71,734	$62,734	$9,000	$403
Energy & Infrastructure	11,030	7,141	3,889	2,178
Total	82,764	69,875	12,889	2,581
Construction & Development
Small Business Banking	2,467	2,263	204	—
Total	2,467	2,263	204	—
Commercial Real Estate
Small Business Banking	45,868	34,795	11,073	4,909
Specialty Lending	11,499	—	11,499	11,499
Energy & Infrastructure	11,378	10,275	1,103	831
Total	68,745	45,070	23,675	17,239
Commercial Land
Small Business Banking	6,116	5,544	572	183
Total	6,116	5,544	572	183
Total	$160,092	$122,752	$37,340	$20,003

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2023	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$47,558	$39,018	$8,540	$407
Energy & Infrastructure	6,850	2,794	4,056	2,546
Total	54,408	41,812	12,596	2,953
Construction & Development
Small Business Banking	1,745	1,309	436	—
Total	1,745	1,309	436	—
Commercial Real Estate
Small Business Banking	57,140	44,426	12,714	8,199
Specialty Lending	12,032	—	12,032	12,032
Energy & Infrastructure	3,072	2,799	273	—
Total	72,244	47,225	25,019	20,231
Commercial Land
Small Business Banking	6,566	5,332	1,234	194
Total	6,566	5,332	1,234	194
Total	$134,963	$95,678	$39,285	$23,378

(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
When a loan or lease is placed on nonaccrual status, any accrued interest is reversed from loan interest income. The following table summarizes the amount of accrued interest reversed during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial & Industrial	$364	$833	$974	$1,697
Commercial Real Estate	219	285	338	871
Commercial Land	52	—	52	—
Construction & Development	—	—	30	56
Total	$635	$1,118	$1,394	$2,624
The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of June 30, 2024 and December 31, 2023:

	Total Collateral-Dependent Loans			Unguaranteed Portion
June 30, 2024	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$2,722	$13,841	$—	$418	$4,734	$—	$3,172
Energy & Infrastructure	—	3,022	—	—	227	—	62
Total	2,722	16,863	—	418	4,961	—	3,234
Commercial Real Estate
Small Business Banking	22,510	—	—	4,533	—	—	142
Total	22,510	—	—	4,533	—	—	142
Commercial Land
Small Business Banking	3,742	—	—	2,240	—	—	—
Total	3,742	—	—	2,240	—	—	—
Total	$28,974	$16,863	$—	$7,191	$4,961	$—	$3,376

	Total Collateral-Dependent Loans			Unguaranteed Portion
December 31, 2023	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$2,737	$2,426	$—	$421	$547	$—	$277
Specialty Lending	—	4,711	—	—	4,711	—	—
Energy & Infrastructure	—	3,022	—	—	227	—	—
Total	2,737	10,159	—	421	5,485	—	277
Commercial Real Estate
Small Business Banking	21,211	—	—	6,298	—	—	—
Total	21,211	—	—	6,298	—	—	—
Commercial Land
Small Business Banking	1,735	—	—	200	—	—	—
Total	1,735	—	—	200	—	—	—
Total	$25,683	$10,159	$—	$6,919	$5,485	$—	$277

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Allowance for Credit Losses - Loans and Leases
See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2023 Form 10-K for a description of the methodologies used to estimate the ACL.
The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
June 30, 2024
Beginning Balance	$98,552	$4,292	$31,369	$4,828	$139,041
Charge offs	(8,415)	(35)	(105)	(8)	(8,563)
Recoveries	57	—	253	—	310
Provision (Recovery)	17,972	(563)	(7,977)	(2,353)	7,079
Ending Balance	$108,166	$3,694	$23,540	$2,467	$137,867
June 30, 2023
Beginning Balance	$72,058	$6,954	$25,062	$4,168	$108,242
Charge offs	(2,198)	—	(278)	—	(2,476)
Recoveries	558	—	764	—	1,322
Provision (Recovery)	8,989	(526)	4,360	205	13,028
Ending Balance	$79,407	$6,428	$29,908	$4,373	$120,116

Six Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
June 30, 2024
Beginning Balance	$87,581	$4,717	$28,864	$4,678	$125,840
Charge offs	(11,744)	(338)	(105)	(8)	(12,195)
Recoveries	512	—	267	—	779
Provision (Recoveries)	31,817	(685)	(5,486)	(2,203)	23,443
Ending Balance	$108,166	$3,694	$23,540	$2,467	$137,867
June 30, 2023
Beginning Balance	$64,995	$5,101	$22,901	$3,569	$96,566
Adoption of ASU 2022-02	(25)	(166)	(83)	(402)	(676)
Charge offs	(8,476)	—	(692)	—	(9,168)
Recoveries	581	—	764	—	1,345
Provision	22,332	1,493	7,018	1,206	32,049
Ending Balance	$79,407	$6,428	$29,908	$4,373	$120,116
During the three months ended June 30, 2024, the ACL decreased primarily as a result of a decrease in specific reserves on loans individually evaluated for impairment. During the six months ended June 30, 2024, the ACL increased as a result of loan growth and changes in the macroeconomic outlook. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period.
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
The following tables summarize the amortized cost basis of loans that were modified during the three and six months ended June 30, 2024 and June 30, 2023, respectively:

Three Months Ended June 30, 2024	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension & Payment Delay	% of Total Class of Financing Receivable
Small Business Banking	$6,459	$—	$—	$—	0.11%
Specialty Lending	2,333	—	—	—	0.12
Total	$8,792	$—	$—	$—	0.23%

Six Months Ended June 30, 2024	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension & Payment Delay	% of Total Class of Financing Receivable
Small Business Banking	$6,459	$—	$—	$—	0.11%
Specialty Lending	2,333	—	—	—	0.12
Total	$8,792	$—	$—	$—	0.23%

Three Months Ended June 30, 2023	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension & Payment Delay	% of Total Class of Financing Receivable
Small Business Banking	$—	$—	$—	$361	0.01%
Specialty Lending	—	4,427	—	—	0.26
Total	$—	$4,427	$—	$361	0.27%

Six Months Ended June 30, 2023	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension & Payment Delay	% of Total Class of Financing Receivable
Small Business Banking	$—	$—	$3,436	$361	0.08%
Specialty Lending	—	244	—	4,183	0.26%
Energy & Infrastructure	—	13,517	—	—	2.14%
Total	$—	$13,761	$3,436	$4,544	2.48%

As of June 30, 2024, the Company had no commitments to lend additional funds to these borrowers.

The following table presents an aging analysis of loans that were modified within the twelve months ended June 30, 2024:

	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$21,518	$—	$—	$—
Specialty Lending	2,333	—	—	—
Total	$23,851	$—	$—	$—

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
There was no financial impacts related to the loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024.
The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the prior periods presented:

	Three Months Ended June 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	—%	161
Specialty Lending	—	72

	Six Months Ended June 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	1.45%	161
Specialty Lending	—	72
Energy & Infrastructure	—	12

Additionally, there were no loans that were modified within the twelve months ended June 30, 2024 that subsequently defaulted during the periods presented.

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
Note 6. Leases
Lessor Equipment Leasing
The Company may purchase new equipment for the purpose of leasing such equipment to customers within its verticals. Equipment purchased to fulfill commitments to commercial renewable energy projects is rented out under operating leases while leases of equipment outside of the renewable energy vertical are generally direct financing leases. Accordingly, leased assets under operating leases are included in premises and equipment, net while leased assets under direct financing leases are included in loans and leases held for investment in the accompanying Unaudited Condensed Consolidated Balance Sheets.
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

	June 30, 2024	December 31, 2023
Gross direct finance lease payments receivable	$1,684	$2,335
Less – unearned interest	(145)	(218)
Net investment in direct financing leases	$1,539	$2,117

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Future minimum lease payments to be received under finance leases are as follows:

As of June 30, 2024	Amount
2024	$599
2025	968
2026	117
Total	$1,684
Interest income of $48 thousand and $66 thousand was recognized in the three months ended June 30, 2024 and 2023, respectively. Interest income of $66 thousand and $139 thousand was recognized in the six months ended June 30, 2024 and 2023, respectively.
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
As of June 30, 2024 and December 31, 2023, the Company had a net investment of $98.3 million and $104.0 million, respectively, in assets included in premises and equipment, net that are subject to operating leases. Of the net investment, the gross balance of the assets was $160.7 million and $162.3 million as of June 30, 2024 and December 31, 2023, respectively. Accumulated depreciation was $62.4 million and $58.3 million as of June 30, 2024 and December 31, 2023, respectively. Depreciation expense recognized on these assets was $2.4 million for the three months ended June 30, 2024 and 2023. Depreciation expense recognized on these assets was $4.7 million and $4.8 million for the six months ended June 30, 2024 and 2023, respectively.
Lease income of $2.3 million and $2.4 million was recognized in the three months ended June 30, 2024 and 2023, respectively. Lease income of $4.7 million and $4.8 million was recognized in the six months ended June 30, 2024 and 2023, respectively.
A maturity analysis of future minimum lease payments to be received under non-cancelable operating leases is as follows:

As of June 30, 2024	Amount
2024	$4,981
2025	8,741
2026	8,721
2027	8,483
2028	3,837
Thereafter	9,708
Total	$44,471

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 7. Servicing Assets
Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balance of loans serviced for others requiring recognition of a servicing asset was $3.26 billion and $3.09 billion at June 30, 2024 and December 31, 2023, respectively. The unpaid principal balance for all loans serviced for others was $4.29 billion and $4.24 billion at June 30, 2024 and December 31, 2023, respectively.
The following table summarizes the activity pertaining to servicing rights measured at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$48,962	$29,357	$48,186	$26,323
Additions, net	5,218	4,516	8,739	7,194
Fair value changes:
Due to changes in valuation inputs or assumptions	701	(501)	922	2,123
Decay due to increases in principal paydowns or runoff	(3,578)	(2,330)	(6,544)	(4,598)
Balance at end of period	$51,303	$31,042	$51,303	$31,042
See Note 9. Fair Value of Financial Instruments for further details about servicing assets measured at fair value.
The fair value of servicing rights was determined using a weighted average discount rate of 14.5% on June 30, 2024 and 17.3% on June 30, 2023. The fair value of servicing rights was determined using a weighted average prepayment speed of 15.7% on June 30, 2024 and 15.8% on June 30, 2023, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.

As of June 30, 2024, the Company had servicing assets related to conventional commercial loans carried at amortized cost of $225 thousand.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Borrowings
Total outstanding borrowings consisted of the following:

	June 30, 2024	December 31, 2023
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$18,310	$23,354
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
	99,435	—
Total borrowings	$117,745	$23,354
As of June 30, 2024 and December 31, 2023, the Company’s unused borrowing capacity was $3.62 billion and $3.68 billion, respectively, based upon securities and loans identified as available for collateral. Unused borrowing capacity consists of access through the Federal Reserve Bank's discount window, available lines of credit with the Federal Home Loan Bank and other correspondent banks, access to a repurchase agreement, and the Federal Reserve Bank's Bank Term Funding Program which ended March 11, 2024. If additional collateral is available, the Company's aggregate borrowing capacity with all of the above sources is $6.29 billion and $6.28 billion as of June 30, 2024 and December 31, 2023, respectively.
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
Recurring Fair Value
The table below provides a rollforward of the Level 3 equity warrant asset fair values:

	Three Months Ended June 30,		Six Months Ended June 30,
Equity Warrant Assets	2024	2023	2024	2023
Balance at beginning of period	$8,700	$2,187	$2,874	$2,210
New equity warrant assets	123	91	493	244
Changes in fair value, net	585	194	6,246	18
Settlements	(2,001)	(221)	(2,206)	(221)
Balance at end of period	$7,407	$2,251	$7,407	$2,251

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2024	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$11,772	$—	$11,772	$—
Mortgage-backed securities	1,136,430	—	1,136,430	—
Municipal bonds (1)	2,993	—	2,908	85
Loans held for investment	363,017	—	—	363,017
Servicing assets (2)	51,303	—	—	51,303
Mutual fund	1,011	—	1,011	—
Equity warrant assets	7,407	—	—	7,407
Total assets at fair value	$1,573,933	$—	$1,152,121	$421,812

December 31, 2023	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$17,529	$—	$17,529	$—
Mortgage-backed securities	1,105,592	—	1,105,592	—
Municipal bonds (1)	3,039	—	2,954	85
Loans held for investment	388,036	—	—	388,036
Servicing assets (2)	48,186	—	—	48,186
Mutual fund	1,645	—	1,645	—
Equity warrant assets	2,874	—	—	2,874
Total assets at fair value	$1,566,901	$—	$1,127,720	$439,181

(1)
During the three and six months ended June 30, 2024 there was no level 3 fair value adjustment gain or loss. During the three and six months ended June 30, 2023, the Company recorded a level 3 fair value adjustment gain of $1 thousand and loss of $9 thousand, respectively.

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
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at June 30, 2024 or December 31, 2023. The unpaid principal balance of unguaranteed exposure for nonaccruals was $11.3 million and $9.1 million at June 30, 2024 and December 31, 2023, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$363,017	$381,283	$(18,266)	$61,160	$63,489	$(2,329)	$50,735	$52,788	$(2,053)

	December 31, 2023
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$388,036	$407,544	$(19,508)	$48,474	$50,749	$(2,275)	$36,490	$37,939	$(1,449)
The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended June 30,		Six Months Ended June 30,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2024	2023	2024	2023
Loans held for investment	$172	$1,728	$(47)	$(2,801)
Losses related to borrower-specific credit risk were $0 for the three and six months ended June 30, 2024, respectively, and $291 thousand and $3.5 million for the three and six months ended June 30, 2023, respectively.
The following tables summarize the activity pertaining to loans accounted for under the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
Loans held for investment	2024	2023	2024	2023
Balance at beginning of period	$379,222	$466,950	$388,036	$494,458
Repurchases	4,247	4,063	12,812	15,897
Fair value changes	172	1,728	(47)	(2,801)
Settlements	(20,624)	(30,960)	(37,784)	(65,773)
Balance at end of period	$363,017	$441,781	$363,017	$441,781
Non-Recurring Fair Value
The tables below present the recorded amount of assets measured at fair value on a non-recurring basis. The Company has no liabilities recorded at fair value on a non-recurring basis.

June 30, 2024	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$2,476	$—	$—	$2,476
Foreclosed assets	5,936	—	—	5,936
Total assets at fair value	$8,412	$—	$—	$8,412

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2023	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$4,503	$—	$—	$4,503
Foreclosed assets	6,481	—	—	6,481
Total assets at fair value	$10,984	$—	$—	$10,984
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets that are measured at fair value on a non-recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2023 Form 10-K.
Level 3 Analysis
For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2024
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$85	Discounted expected cash flows	Discount rate	7.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$363,017	Discounted expected cash flows	Loss rate	0.0% - 6.3%	1.1%
			Discount rate	7.1% - 18.0%	10.0%
			Prepayment speed	14.4% - 30.5%	16.5%
Servicing assets	$51,303	Discounted expected cash flows	Discount rate	14.5%	14.5%
			Prepayment speed	11.8% - 18.3%	15.7%
Equity warrant assets	$7,407	Black-Scholes option pricing model	Volatility	13.1% - 90.0%	31.8%
			Risk-free interest rate	4.3%	4.3%
			Marketability discount	5.0% - 25.0%	11.3%
			Remaining life	3.4 - 12.0 years	5.4 years
Non-recurring fair value
Collateral-dependent loans	$2,476	Discounted appraisals	Appraisal adjustments (2)	10.0% - 94.6%	49.8%
Foreclosed assets	$5,936	Discounted appraisals	Appraisal adjustments (2)	10.0%	10.0%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2023
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$85	Discounted expected cash flows	Discount rate	7.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$388,036	Discounted expected cash flows	Loss rate	0.0% - 7.4%	1.2%
			Discount rate	6.7% - 18.0%	9.6%
			Prepayment speed	14.0% - 30.3%	16.0%
Servicing assets	$48,186	Discounted expected cash flows	Discount rate	14.5%	14.5%
			Prepayment speed	11.8% - 17.8%	15.3%
Equity warrant assets	$2,874	Black-Scholes option pricing model	Volatility	26.9% - 90.0%	35.8%
			Risk-free interest rate	3.8% - 3.9%	3.9%
			Marketability discount	20.0% - 25.0%	22.7%
			Remaining life	3.9 - 10 years	7.6 years
Non-recurring fair value
Collateral-dependent loans	$4,503	Discounted appraisals	Appraisal adjustments (2)	10.0% - 70.0%	38.7%
Foreclosed assets	$6,481	Discounted appraisals	Appraisal adjustments (2)	10.0% - 17.4%	10.4%

(1)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to the instruments fair value.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

June 30, 2024	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$615,449	$615,449	$—	$—	$615,449
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	363,632	—	—	387,415	387,415
Loans and leases held for investment, net of allowance for credit losses on loans and leases	8,671,250	—	—	8,978,176	8,978,176
Financial liabilities
Deposits	10,707,031	—	10,444,354	—	10,444,354
Borrowings	117,745	—	—	125,320	125,320

December 31, 2023	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$582,540	$582,540	$—	$—	$582,540
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	387,037	—	—	402,096	402,096
Loans and leases held for investment, net of allowance for credit losses on loans and leases	8,119,971	—	—	8,600,046	8,600,046
Financial liabilities
Deposits	10,275,019	—	10,080,182	—	10,080,182
Borrowings	23,354	—	—	22,844	22,844
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

	June 30, 2024	December 31, 2023
Commitments to extend credit (1)	$3,264,580	$2,921,978
Standby letters of credit	5,821	20,487
Airplane purchase agreement commitments	—	9,000
Total unfunded off-balance-sheet credit risk	$3,270,401	$2,951,465

(1)	Includes unfunded overdraft protection.
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
The allowance for off-balance-sheet credit exposures was $10.4 million and $4.8 million at June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, the Company recorded $4.7 million and $5.6 million, respectively, in expense related to the allowance for off-balance sheet credit exposures. During the three and six months ended June 30, 2023, the Company recorded $482 thousand and $3.2 million, respectively, in expense related to the allowance for off-balance sheet credit exposures. Beginning in the second quarter of 2024, this expense was classified in the provision for credit losses. This expense has historically been classified in other expense and that classification remains unchanged for prior periods.
Other Commitments
The Company is in the final phase of constructing a new facility to accommodate expansion of its main campus. The total estimated cost to complete the construction program is approximately $38.9 million. At June 30, 2024, the Company has paid and was committed to approximately $37.5 million of the total estimated amount.
As of June 30, 2024 and December 31, 2023, the Company recorded unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $29.4 million and $29.0 million, respectively.
Concentrations of Credit Risk
The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company generally does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $20.0 million, except for thirty-four relationships that have a retained unguaranteed exposure of $1.30 billion of which $811.8 million of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $44.5 million, of which no relationships exceed $20.0 million.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company from time-to-time may have cash and cash equivalents on deposit with other financial institutions that exceed federally-insured limits.
Geographic Concentrations
The following table presents the geographic concentration of the Company's loan and lease portfolio at June 30, 2024:

% of Total
Geographic Regions (1)
Midwest	12.6%
Northeast	17.7
Southeast	31.8
Southwest	12.1
West	25.8
Total	100.0%

(1)	Concentrations are stated as a percentage of total unguaranteed loans held for investment. Midwest consists of ND, SD, NE, KS, MN, IA,WI, MO, IL, IN, MI and OH. Northeast consists of MD, DE, PA, NJ, NY, CT, RI, MA, VT, ME and NH. Southeast consists of AR, LA, MS, TN, AL, GA, FL, SC, KY, NC, VA, WV, DC, PR and VI. Southwest consists of AZ, NM, TX and OK. West consists of WA, OR, CA, NV, ID, MT, WY, CO, UT, AK and HI.
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

	Banking	Fintech	Other	Consolidated
As of and for the three months ended June 30, 2024
Interest income	$198,368	$4	$76	$198,448
Interest expense	105,358	—	1,770	107,128
Net interest income (loss)	93,010	4	(1,694)	91,320
Provision for credit losses	11,765	—	—	11,765
Noninterest income	32,189	1,164	806	34,159
Noninterest expense	73,049	2,721	1,886	77,656
Income tax expense (benefit)	10,195	(374)	(726)	9,095
Net income (loss)	$30,190	$(1,179)	$(2,048)	$26,963
Total assets	$11,730,203	$137,029	$1,338	$11,868,570
As of and for the three months ended June 30, 2023
Interest income	$169,586	$8	$118	$169,712
Interest expense	85,103	—	307	85,410
Net interest income (loss)	84,483	8	(189)	84,302
Provision for credit losses	13,028	—	—	13,028
Noninterest income	21,488	1,998	670	24,156
Noninterest expense	71,916	2,707	1,834	76,457
Income tax expense (benefit)	1,404	26	(1)	1,429
Net income (loss)	$19,623	$(727)	$(1,352)	$17,544
Total assets	$10,642,872	$124,459	$51,865	$10,819,196

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Banking	Fintech	Other	Consolidated
As of and for the six months ended June 30, 2024
Interest income	$390,637	$27	$204	$390,868
Interest expense	207,356	—	2,081	209,437
Net interest income (loss)	183,281	27	(1,877)	181,431
Provision for credit losses	28,129	—	—	28,129
Noninterest income	57,340	1,625	1,291	60,256
Noninterest expense	146,134	5,071	4,188	155,393
Income tax expense (benefit)	6,461	(868)	(1,977)	3,616
Net income (loss)	$59,897	$(2,551)	$(2,797)	$54,549
Total assets	$11,730,203	$137,029	$1,338	$11,868,570
As of and for the six months ended June 30, 2023
Interest income	$320,855	$20	$253	$321,128
Interest expense	154,180	—	629	154,809
Net interest income (loss)	166,675	20	(376)	166,319
Provision for credit losses	32,049	—	—	32,049
Noninterest income	38,485	4,037	1,213	43,735
Noninterest expense	146,399	4,963	4,057	155,419
Income tax expense (benefit)	4,701	182	(239)	4,644
Net income (loss)	$22,011	$(1,088)	$(2,981)	$17,942
Total assets	$10,642,872	$124,459	$51,865	$10,819,196

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
The Company generates revenue primarily from net interest income and secondarily through the origination and sale of government guaranteed loans. Income from the retention of loans is comprised principally of interest income. Income from the sale of loans is comprised of loan servicing revenue and revaluation of related servicing assets along with net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense. The Company also has less routinely generated gains and losses arising from its financial technology investments predominantly in its Fintech segment, as discussed more fully later in this section under the caption “Results of Segment Operations.”

Results of Operations
Performance Summary
Three months ended June 30, 2024 compared with three months ended June 30, 2023
For the three months ended June 30, 2024, the Company reported net income of $27.0 million, or $0.59 per diluted share, compared to net income of $17.5 million, or $0.39 per diluted share, for the second quarter of 2023.
The increase in net income was principally due to the following items:
•Increase in net interest income of $7.0 million, or 8.3%, driven by increases in loan volumes, partially mitigated by a decrease in net interest margin arising from an increase in interest-bearing deposits and borrowings combined with the increase in average cost of funds outpacing the increase in average yield on interest-earning assets; and
•Increased other noninterest income of $7.1 million, largely related to a $6.7 million gain arising from the sale of one of the Company’s aircraft in the second quarter of 2024.
The key factor partially offsetting the increase in net income for the second quarter of 2024 was increased income tax expense of $7.7 million, primarily the result of the combination of increased pretax income and lower levels of anticipated investment tax credits in 2024 as compared to the prior year.
Six months ended June 30, 2024 compared with six months ended June 30, 2023
For the six months ended June 30, 2024, the Company reported net income of $54.5 million, or $1.20 per diluted share, compared to net income of $17.9 million, or $0.40 per diluted share, for the first half of 2023.
The increase in net income was largely due to the following items:
•Increase in net interest income of $15.1 million, or 9.1%, principally the result of the above discussed drivers of the quarter over quarter increase;
•Increased net gains on sales of loans of $4.9 million, or 23.4%, principally the result of higher loan sale volumes combined with improving premiums in the first half of 2024; and
•Increased other noninterest income of $12.8 million, largely related to above mentioned gain arising from the sale of one of the Company’s aircraft in the second quarter of 2024 combined with the $5.7 million first quarter of 2024 gain arising from the increased fair value of a certain equity warrant asset.

The key factor partially offsetting the increase in net income for the first half of 2024 was increased salaries and employee benefits of $5.7 million.
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

Three months ended June 30, 2024 compared with three months ended June 30, 2023
For the three months ended June 30, 2024, net interest income increased $7.0 million, or 8.3%, to $91.3 million compared to $84.3 million for the three months ended June 30, 2023. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities offset by an increase in average cost of funds which exceeded the increase in average yield on interest-earning assets. Average interest-earning assets increased by $930.3 million, or 9.1%, to $11.20 billion for the second quarter of 2024, compared to $10.27 billion for the second quarter of 2023, while the yield on average interest-earning assets increased 49 basis points to 7.12%. The cost of funds on interest-bearing liabilities for the second quarter of 2024 increased 56 basis points to 4.15% and the average balance of interest-bearing liabilities increased by $859.8 million, or 9.0%, over the second quarter of 2023. The increase in cost of funds was partially driven by a full quarter’s worth of interest expense on the $100.0 million incremental borrowing added in late first quarter of 2024.
As indicated in the rate/volume analysis below, the overall increase discussed above is reflected in increased interest income of $28.7 million outpacing growth in interest expense of $21.7 million for the second quarter of 2024 compared to the second quarter of 2023. The net interest margin decreased from 3.29% for the second quarter of 2023 to 3.28% for the second quarter of 2024.
Six months ended June 30, 2024 compared with six months ended June 30, 2023
For the six months ended June 30, 2024, net interest income increased $15.1 million, or 9.1%, to $181.4 million compared to $166.3 million for the six months ended June 30, 2023. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities offset by an increase in average cost of funds which exceeded the increase in average yield on interest-earning assets. Average interest-earning assets increased by $1.05 billion, or 10.5%, to $11.05 billion for the first half of 2024, compared to $9.99 billion for the first half of 2023, while the yield on average interest-earning assets increased 63 basis points to 7.11%. The cost of funds on interest-bearing liabilities for the first half of 2024 increased 75 basis points to 4.11%, and the average balance of interest-bearing liabilities increased by $959.6 million, or 10.3%, over the first half of 2023. The increase in cost of funds was largely influenced by repricing of short-term certificates of deposit with the average cost of funds increasing from 3.02% for the first half of 2023 to 4.12% for the first half of 2024.
The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth as well as maintenance of the Company's target liquidity profile. As indicated in the rate/volume analysis below, the overall increase discussed above is reflected in increased interest income of $69.7 million outpacing growth in interest expense of $54.6 million for the first half of 2024 compared to the first half of 2023. The net interest margin decreased from 3.36% for the first half of 2023 to 3.30% for the first half of 2024.
During the six months ended June 30, 2024 and in July 2024, the Federal Reserve decided to maintain the federal funds upper target rate at 5.5%. In June 2024, the Federal Reserve released its most current federal funds target rate midpoint projections which implied an increase of the median Federal Funds rate to 5.1% by the end of 2024 and a decrease of approximately 100 basis points to 4.1% by the end of 2025. There can be no assurance that any further increases or decreases in the Federal Funds rate will occur, and if they do, the amount and timing of actual adjustments are subject to change. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information about the Company’s sensitivity to interest rates.

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

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$555,570	$7,389	5.35%	$731,427	$8,847	4.85%
Investment securities	1,263,675	9,219	2.93	1,252,320	8,503	2.72
Loans held for sale	387,824	9,329	9.67	516,378	12,153	9.44
Loans and leases held for investment (1)	8,997,164	172,511	7.71	7,773,816	140,209	7.23
Total interest-earning assets	11,204,233	198,448	7.12	10,273,941	169,712	6.63
Less: Allowance for credit losses on loans and leases	(136,668)			(108,552)
Noninterest-earning assets	562,488			499,661
Total assets	$11,630,053			$10,665,050
Interest-bearing liabilities:
Interest-bearing checking	$304,505	$4,267	5.64%	$300,046	$3,968	5.30%
Savings	4,804,037	48,617	4.07	4,277,850	41,930	3.93
Money market accounts	128,625	186	0.58	121,382	184	0.61
Certificates of deposit	5,032,856	52,288	4.18	4,792,289	38,921	3.26
Total deposits	10,270,023	105,358	4.13	9,491,567	85,003	3.59
Borrowings	119,321	1,770	5.97	37,997	407	4.30
Total interest-bearing liabilities	10,389,344	107,128	4.15	9,529,564	85,410	3.59
Noninterest-bearing deposits	223,026			205,741
Noninterest-bearing liabilities	70,667			80,427
Shareholders' equity	947,016			849,318
Total liabilities and shareholders' equity	$11,630,053			$10,665,050
Net interest income and interest rate spread		$91,320	2.97%		$84,302	3.04%
Net interest margin			3.28%			3.29%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.84%			107.81%

(1)	Average loan and lease balances include non-accruing loans and leases.

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$550,608	$14,845	5.42%	$530,205	$12,040	4.58%
Federal funds sold	—	—	—	69,629	1,624	4.70
Investment securities	1,252,268	18,173	2.92	1,220,028	16,050	2.65
Loans held for sale	370,662	17,683	9.59	538,385	24,139	9.04
Loans and leases held for investment (1)	8,875,186	340,167	7.71	7,636,343	267,275	7.06
Total interest-earning assets	11,048,724	390,868	7.11	9,994,590	321,128	6.48
Less: Allowance for credit losses on loans and leases	(131,057)			(101,457)
Noninterest-earning assets	554,961			496,925
Total assets	$11,472,628			$10,390,058
Interest-bearing liabilities:
Interest-bearing checking	$302,285	$8,450	5.62%	$161,626	$4,239	5.29%
Savings	4,678,214	94,788	4.07	4,242,763	78,181	3.72
Money market accounts	126,971	373	0.59	117,753	321	0.55
Certificates of deposit	5,063,704	103,745	4.12	4,664,536	69,857	3.02
Total deposits	10,171,174	207,356	4.10	9,186,678	152,598	3.35
Borrowings	73,047	2,081	5.73	97,920	2,211	4.55
Total interest-bearing liabilities	10,244,221	209,437	4.11	9,284,598	154,809	3.36
Noninterest-bearing deposits	218,298			191,489
Noninterest-bearing liabilities	74,305			72,467
Shareholders' equity	935,804			841,504
Total liabilities and shareholders' equity	$11,472,628			$10,390,058
Net interest income and interest rate spread		$181,431	3.00%		$166,319	3.12%
Net interest margin			3.30%			3.36%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.85%			107.65%

(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$775	$(2,233)	$(1,458)	$2,298	$507	$2,805
Federal funds sold	—	—	—	—	(1,624)	(1,624)
Investment securities	636	80	716	1,677	446	2,123
Loans held for sale	235	(3,059)	(2,824)	1,305	(7,761)	(6,456)
Loans and leases held for investment	9,542	22,760	32,302	27,471	45,421	72,892
Total interest income	11,188	17,548	28,736	32,751	36,989	69,740
Interest expense:
Interest-bearing checking	238	61	299	400	3,811	4,211
Savings	1,446	5,241	6,687	8,184	8,423	16,607
Money market accounts	(9)	11	2	26	26	52
Certificates of deposit	11,140	2,227	13,367	26,810	7,078	33,888
Borrowings	324	1,039	1,363	505	(635)	(130)
Total interest expense	13,139	8,579	21,718	35,925	18,703	54,628
Net interest income	$(1,951)	$8,969	$7,018	$(3,174)	$18,286	$15,112
Provision for Credit Losses
The provision for credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the allowance for credit losses (“ACL”) on loans and leases at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan and lease portfolio.
Losses inherent in loan relationships are mitigated if a portion of the loan is guaranteed by the SBA or USDA. Typical SBA 7(a) and USDA guarantees range from 50% to 90% depending on loan size and type, which serve to reduce the risk profile of these loans. The Company believes that its focus on compliance with regulations and guidance from the SBA and USDA are key factors to managing this risk.
For the second quarter of 2024, there was a provision for credit losses of $11.8 million compared to $13.0 million for the same period in 2023, a decrease of $1.3 million. For the first six months of 2024, there was a provision for credit losses of $28.1 million compared to $32.0 million for the same period in 2023, a decrease of $3.9 million. The decrease in provision expense as compared to the second quarter and first six months of 2023 was primarily the result of decreased specific reserves required for loans individually evaluated for impairment.
Beginning in the second quarter of 2024 and prospectively, the reserve for unfunded commitments was classified in the provision for credit losses. This expense has historically been classified in other expense and that classification remains unchanged for prior periods. The reclassification to provision aligns with industry practices. See Note 10. Commitments and Contingencies in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for the amount of expense recognized in comparative periods.
Loans and leases held for investment at historical cost were $8.81 billion as of June 30, 2024, increasing by $1.41 billion, or 19.1%, compared to June 30, 2023.

Net charge-offs for loans and leases carried at historical cost were $8.3 million, or 0.38% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended June 30, 2024, compared to net charge-offs of $1.2 million, or 0.06%, for the three months ended June 30, 2023, an increase of $7.1 million, or 615.2%. The increase in net charge-offs compared to the second quarter of 2023 was primarily related to the confirmation of impairments identified in the first quarter of 2024, largely concentrated to the Company's Small Business Banking class. For the six months ended June 30, 2024, net charge-offs totaled $11.4 million compared to $7.8 million for the six months ended June 30, 2023, an increase of $3.6 million, or 45.9%. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.
In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $9.6 million and $8.6 million accounted for under the fair value option at June 30, 2024 and 2023, respectively, totaled $37.3 million, which was 0.42% of the held for investment loan and lease portfolio carried at historical cost at June 30, 2024, compared to $44.9 million, or 0.61% of loans and leases held for investment carried at historical cost at June 30, 2023.
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
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2024/2023 Increase (Decrease)
	2024	2023	Amount	Percent
Noninterest income
Loan servicing revenue	$7,347	$6,687	$660	9.9%
Loan servicing asset revaluation	(2,878)	(2,831)	(47)	(1.7)
Net gains on sales of loans	14,395	10,804	3,591	33.2
Net gain on loans accounted for under the fair value option	172	1,728	(1,556)	(90.0)
Equity method investments (loss) income	(1,767)	(2,055)	288	14.0
Equity security investments gains (losses), net	161	121	40	33.1
Lease income	2,423	2,535	(112)	(4.4)
Management fee income	3,271	3,266	5	0.2
Other noninterest income	11,035	3,901	7,134	182.9
Total noninterest income	$34,159	$24,156	$10,003	41.4%

	Six Months Ended June 30,		2024/2023 Increase (Decrease)
	2024	2023	Amount	Percent
Noninterest income
Loan servicing revenue	$14,971	$13,067	$1,904	14.6%
Loan servicing asset revaluation	(5,622)	(2,475)	(3,147)	(127.2)
Net gains on sales of loans	25,897	20,979	4,918	23.4
Net loss on loans accounted for under the fair value option	(47)	(2,801)	2,754	98.3
Equity method investments (loss) income	(6,789)	(5,007)	(1,782)	(35.6)
Equity security investments gains (losses), net	(368)	198	(566)	(285.9)
Lease income	4,876	5,070	(194)	(3.8)
Management fee income	6,542	6,738	(196)	(2.9)
Other noninterest income	20,796	7,966	12,830	161.1
Total noninterest income	$60,256	$43,735	$16,521	37.8%
For the three months ended June 30, 2024, noninterest income increased by $10.0 million, or 41.4%, compared to the three months ended June 30, 2023. The increase over the prior year is primarily a result of higher net gains on sales of loans of $3.6 million combined with increased other noninterest income of $7.1 million, largely related to a $6.7 million gain arising from the sale of one of the Company’s aircraft in the second quarter of 2024.
For the six months ended June 30, 2024, noninterest income increased by $16.5 million, or 37.8%, compared to the six months ended June 30, 2023. The increase over the prior year is primarily a result of of higher net gains on sales of loans of $4.9 million combined with a $2.8 million decrease in the net loss on loans accounted for under the fair value option and increased other noninterest income of $12.8 million. The increase in other noninterest income was largely related to the above mentioned gain arising from the sale of one of the Company’s aircraft combined with the $5.7 million first quarter of 2024 gain arising from the increased fair value of a certain equity warrant asset. Partially offsetting the increase over the prior year to date period was higher losses of $3.1 million related to the servicing asset revaluation.
The following tables reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended June 30,		Three months ended March 31,
	2024	2023	2024	2023
Amount of loans and leases originated	$1,171,141	$861,033	$805,129	$1,030,882
Guaranteed portions of loans sold	250,466	245,074	186,654	167,826
Outstanding balance of guaranteed loans sold (1)	3,177,629	2,808,200	3,057,641	2,695,757

	Six Months Ended June 30,		For years ended December 31,
	2024	2023	2023	2022	2021	2020
Amount of loans and leases originated	$1,976,270	$1,891,915	$3,946,873	$4,007,621	$4,480,725	$4,450,198
Guaranteed portions of loans sold	437,120	412,900	877,551	580,889	668,462	542,596
Outstanding balance of guaranteed loans sold (1)	3,177,629	2,808,200	2,986,959	2,668,110	2,756,915	2,819,625

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Asset Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, ancillary income, prepayment speeds and default rates and losses, with the prepayment speeds and default rates and losses, with prepayment speed and discount rate being the most sensitive assumptions. For the three months ended June 30, 2024, there was a net loss on loan servicing asset revaluation of $2.9 million, compared to a net loss of $2.8 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, there was a net loss on loan servicing asset revaluation of $5.6 million compared to a net loss of $2.5 million for the six months ended June 30, 2023, resulting in a negative change of $3.1 million. The increase in the net loss in valuation of the servicing asset compared to the first half of 2023 was principally the result of the third quarter of 2023 change in valuation techniques used to estimate the fair value of servicing rights.
Net Gains on Sales of Loans: For the three months ended June 30, 2024, net gains on sales of loans increased $3.6 million, or 33.2%, compared to the three months ended June 30, 2023. The volume of guaranteed loans sold increased $5.4 million, or 2.2%, for the three months ended June 30, 2024 to $250.5 million from $245.1 million in the three months ended June 30, 2023. For the six months ended June 30, 2024, net gains on sales of loans increased $4.9 million, or 23.4%, compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, the volume of guaranteed loans sold increased $24.2 million, or 5.9%, to $437.1 million from $412.9 million for the six months ended June 30, 2023. The average net gain on loan sale premium increased from 105% to 106% in the second quarters of 2023 and 2024, respectively, and remained relatively stable at 106% in the first half of both 2023 and 2024. The increase in net gains on sales of loans over the second quarter of 2023 was principally the result of higher premiums while the increase over the first half of 2023 was principally related to a higher loan sale volume combined with, to a lesser extent, improving premiums in the first half of 2024 .
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option: For the three months ended June 30, 2024, the Company had a net gain on loans accounted for under the fair value option of $172 thousand compared to a net gain of $1.7 million for the second quarter of 2023, a negative change of $1.6 million, or 90.0%. For the six months ended June 30, 2024, the Company had a net loss on loans accounted for under the fair value option of $47 thousand compared to a net loss of $2.8 million for the same period of 2023, a positive change of $2.8 million, or 98.3%. The carrying amount of loans accounted for under the fair value option at June 30, 2024 and 2023 was $363.0 million (all classified as held for investment) and $441.8 million (all classified as held for investment), respectively, a decrease of $78.8 million, or 17.8%. The decrease in net loss in the valuation of loans accounted for under the fair value option in the first half of 2024 was largely the result of improvement in market conditions combined with the third quarter 2023 change in valuation techniques used to estimate the fair value of loans.

Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2024/2023 Increase (Decrease)
	2024	2023	Amount	Percent
Noninterest expense
Salaries and employee benefits	$46,255	$43,066	$3,189	7.4%
Non-employee expenses:
Travel expense	2,328	2,770	(442)	(16.0)
Professional services expense	3,061	1,996	1,065	53.4
Advertising and marketing expense	3,004	3,009	(5)	(0.2)
Occupancy expense	2,388	2,205	183	8.3
Technology expense	7,996	8,005	(9)	(0.1)
Equipment expense	3,511	4,023	(512)	(12.7)
Other loan origination and maintenance expense	3,659	3,442	217	6.3
Renewable energy tax credit investment impairment (recovery)	170	—	170	100.0
FDIC insurance	2,649	5,061	(2,412)	(47.7)
Other expense	2,635	2,880	(245)	(8.5)
Total non-employee expenses	31,401	33,391	(1,990)	(6.0)
Total noninterest expense	$77,656	$76,457	$1,199	1.6%

	Six Months Ended June 30,		2024/2023 Increase (Decrease)
	2024	2023	Amount	Percent
Noninterest expense
Salaries and employee benefits	$93,530	$87,831	$5,699	6.5%
Non-employee expenses:
Travel expense	4,766	5,181	(415)	(8.0)
Professional services expense	4,939	2,923	2,016	69.0
Advertising and marketing expense	6,696	6,612	84	1.3
Occupancy expense	4,635	4,130	505	12.2
Technology expense	15,719	15,734	(15)	(0.1)
Equipment expense	6,585	7,841	(1,256)	(16.0)
Other loan origination and maintenance expense	7,570	7,369	201	2.7
Renewable energy tax credit investment impairment (recovery)	(757)	69	(826)	(1,197.1)
FDIC insurance	5,849	8,464	(2,615)	(30.9)
Other expense	5,861	9,265	(3,404)	(36.7)
Total non-employee expenses	61,863	67,588	(5,725)	(8.5)
Total noninterest expense	$155,393	$155,419	$(26)	—%
Total noninterest expense for the three and six months ended June 30, 2024, increased $1.2 million, or 1.6%, and decreased $26 thousand, respectively, compared to the same periods in 2023. The changes within noninterest expense for the comparable three and six month periods was largely driven by various components, as discussed below.

Salaries and employee benefits: Total personnel expense for the three and six months ended June 30, 2024 increased by $3.2 million, or 7.4%, and increased by $5.7 million, or 6.5%, respectively, compared to the same periods in 2023. The increase over both comparative periods of 2023 is principally related to continued investment in human resources to support strategic and growth initiatives. Total full-time equivalent employees increased from 984 at June 30, 2023, to 987 at June 30, 2024. Salaries and employee benefits expense included $6.8 million and $13.2 million of stock-based compensation for the three and six months ended June 30, 2024, respectively, compared to $6.3 million and $12.5 million for the three and six months ended June 30, 2023, respectively. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Professional services expense: For the three and six months ended June 30, 2024, professional services expense increased $1.1 million, or 53.4%, and $2.0 million, or 69.0%, respectively, compared to the same periods in 2023. The increase compared to the prior periods was due to higher levels of legal fees partially offset by an insurance recovery of $1.3 million in the first quarter of 2023.
FDIC insurance: For the three and six months ended June 30, 2024, FDIC insurance decreased $2.4 million, or 47.7%, and $2.6 million, or 30.9%, respectively, compared to the same periods in 2023. This decrease is largely the the product of favorable changes in the Company’s FDIC assessment rates.
Other expense: For the six months ended June 30, 2024, other expense decreased $3.4 million, or 36.7%, compared to the same period in 2023. This decrease was largely related to reserves for unfunded commitments, historically being recorded in other expense. Beginning in the second quarter of 2024, this expense was classified in the provision for credit losses. See above section captioned “Provision for Credit Losses” for more information related to this change.
Income Tax Expense
For the three months ended June 30, 2024, income tax expense was $9.1 million compared to income tax expense of $1.4 million in the second quarter of 2023, and the Company’s effective tax rates were 25.2% and 7.5%, respectively. For the six months ended June 30, 2024, income tax expense was $3.6 million compared to $4.6 million for the first half of 2023, and the Company’s effective tax rates were 6.2% and 20.6%, respectively. The higher level of income tax expense for the second quarter of 2024 as compared to the second quarter of 2023 was primarily the result of the combination of increased pretax income and lower levels of anticipated investment tax credits in 2024 as compared to the prior year. The lower level of income tax expense in the first half of 2024 compared to the same period in 2023 was principally related to $10.6 million in increased levels of investment tax credits in the first quarter of 2024, arising from the Internal Revenue Service’s expansion of qualifying energy communities during that quarter in combination with discrete items in the first quarter of 2023 related to stock compensation.
Results of Segment Operations
The Company’s operations are managed along two primary operating segments Banking and Fintech. A description of each segment and the methodologies used to measure financial performance is described in Note 11. Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Banking	$30,190	$19,623	$59,897	$22,011
Fintech	(1,179)	(727)	(2,551)	(1,088)
Other	(2,048)	(1,352)	(2,797)	(2,981)
Consolidated net income	$26,963	$17,544	$54,549	$17,942
Banking
For the three and six months ended June 30, 2024, net income increased $10.6 million and $37.9 million, respectively, compared to the same periods of 2023. Key factors influencing these changes are discussed below.

For the three and six months ended June 30, 2024, net interest income increased $8.5 million, or 10.1%, and $16.6 million, or 10.0%, respectively, compared to the same periods of 2023. See above section captioned “Net Interest Income and Margin” as it is principally related to the Banking segment.
The provision for credit losses for the three and six months ended June 30, 2024, decreased $1.3 million, or 9.7%, and $3.9 million, or 12.2%, respectively. See the analysis of provision for credit losses included in the above section captioned “Provision for Credit Losses” as it is entirely related to the Banking segment.
For the three and six months ended June 30, 2024, noninterest income increased $10.7 million, or 49.8%, and $18.9 million, or 49.0%, respectively, compared to the same periods of 2023. The increase for the three and six month comparative periods was principally driven by increased net gains on sales of loans combined with increased levels of other noninterest income. Also contributing to the comparative change over the first half of 2023 was decreased net losses on loans accounted for under the fair value option and higher levels of losses on the loan servicing asset revaluation. See the analysis of these categories of noninterest income included in the above section captioned “Noninterest Income” for additional discussion.
For the three and six months ended June 30, 2024, income tax expense increased $8.8 million and $1.8 million, respectively, compared to the same periods of 2023. The increase compared to the three months ended June 30, 2023 was largely the result of increased pretax income and lower levels of anticipated investment tax credits in 2024 as compared to the prior year. See the above section captioned “Income Tax Expense” for further discussion.
Fintech
For the three and six months ended June 30, 2024, net income decreased by $452 thousand and $1.5 million, respectively, compared to same periods of 2023. This decrease was largely related to increased equity method and equity security investment losses.
Discussion and Analysis of Financial Condition
June 30, 2024 vs. December 31, 2023
Total assets at June 30, 2024 were $11.87 billion, an increase of $597.1 million, or 5.3%, compared to total assets of $11.27 billion at December 31, 2023. The growth in total assets was principally driven by the growth in total loans and leases held for investment of $538.3 million, or 6.2%, during the first six months of 2024, from $8.63 billion at December 31, 2023, to $9.17 billion at June 30, 2024. This growth was a result of strong origination activity during the first six months of 2024 of $1.98 billion.
Total deposits were $10.71 billion at June 30, 2024, an increase of $432.0 million, or 4.2%, from $10.28 billion at December 31, 2023. The increase in total deposits from the prior period was to support growth in the loan and lease portfolio as well as the Company's targeted liquidity levels. At June 30, 2024, the Bank’s total uninsured deposits were approximately $1.56 billion, or 14.4%, of total deposits.
Borrowings increased to $117.7 million at June 30, 2024, from $23.4 million at December 31, 2023. This increase was principally due to entering into a new loan agreement in the first quarter of 2024 to strategically enhance Bank capital levels in order to accommodate future growth expectations. See Note 8. Borrowings in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of current sources of available debt capacity.
Regulatory Impact of Asset Growth
General. In the first quarter of 2023, the Company and the Bank each first exceeded $10 billion in total assets. As of June 30, 2024, the Company and the Bank each had total assets of $11.87 billion and $11.79 billion, respectively. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations impose various additional requirements on bank holding companies and banks with $10 billion or more in total consolidated assets. As a general matter, the Company and the Bank are not immediately subject to these additional requirements when they exceed $10 billion in assets; instead, the Company and the Bank will be subject to these various requirements over various dates, as described below.

Consumer Financial Laws. Under the Dodd-Frank Act, the Consumer Financial Protection Bureau (CFPB) has near-exclusive supervision authority, including examination authority, to assess compliance with federal consumer financial laws for a bank and its affiliates if the bank has total assets of more than $10 billion. This provision becomes applicable to a bank following the fourth consecutive quarter where the total assets of the bank, as reported in its quarterly Call Report, exceed $10 billion and afterwards remains applicable to the bank unless the bank has reported total assets of $10 billion or less in its quarterly Call Report for four consecutive quarters. This provision became applicable to the Bank in the first quarter of 2024.
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

Commercial Real Estate

Commercial real estate loans as indicated by the FDIC include loans secured by the following: construction, land development, multifamily property and nonfarm, nonresidential real property. The following table provides information with respect to commercial real estate loans as of June 30, 2024.

	Guaranteed	Unguaranteed	Total (1)
Held for Investment Loans:
Owner Occupied
Small Business Banking	$1,167,856	$1,024,965	$2,192,821
Specialty Lending	—	7,678	7,678
Energy & Infrastructure	16,993	21,118	38,111
Total	1,184,849	1,053,761	2,238,610
Non-Owner Occupied
Small Business Banking	369,438	471,484	840,922
Specialty Lending	—	728,668	728,668
Energy & Infrastructure	38,775	151,723	190,498
Total	408,213	1,351,875	1,760,088
Total Held for Investment Commercial Real Estate	$1,593,062	$2,405,636	$3,998,698
Held for Sale Loans:
Owner Occupied
Small Business Banking	$64,890	$—	$64,890
Total	64,890	—	64,890
Non-Owner Occupied
Small Business Banking	135,253	—	135,253
Total	135,253	—	135,253
Total Held for Sale Commercial Real Estate	$200,143	$—	$200,143
Total Commercial Real Estate Loans	$1,793,205	$2,405,636	$4,198,841
% of Total Commercial Real Estate Loans	42.7%	57.3%	100.0%
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
Nonperforming assets, including loans measured at fair value, at June 30, 2024 were $231.6 million, which represented a $39.4 million, or 20.5%, increase from December 31, 2023. These nonperforming assets at June 30, 2024 were comprised of $223.6 million in nonaccrual loans and leases and $8.0 million in foreclosed assets. Of the $223.6 million of nonperforming assets, $179.8 million carried a government guarantee, leaving an unguaranteed exposure of $51.8 million in total nonperforming assets at June 30, 2024. This represents an increase of $646 thousand, or 1.3%, from an unguaranteed exposure of $51.2 million at December 31, 2023.

The following table provides information with respect to nonperforming assets, excluding loans measured at fair value, at the dates indicated.

	June 30, 2024 (1)	December 31, 2023 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$160,092	$134,963
Foreclosed assets	8,015	6,481
Total nonperforming assets	$168,107	$141,444
Allowance for credit losses on loans and leases	$137,867	$125,840
Total nonperforming loans and leases to total loans and leases held for investment	1.82%	1.64%
Total nonperforming loans and leases to total assets	1.39%	1.24%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.57%	1.53%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	86.12%	93.24%

(1)	Excludes loans measured at fair value.

	June 30, 2024 (1)	December 31, 2023 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S government (all on nonaccrual)	$122,752	$95,678
Foreclosed assets guaranteed by the U.S. government	4,858	3,670
Total nonperforming assets guaranteed by the U.S. government	$127,610	$99,348
Allowance for credit losses on loans and leases	$137,867	$125,840
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.42%	0.48%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.32%	0.36%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S. government	369.23%	320.33%

(1)	Excludes loans measured at fair value.
Nonperforming assets, excluding loans measured at fair value, at June 30, 2024 were $168.1 million, which represented a $26.7 million, or 18.9%, increase from December 31, 2023. These nonperforming assets at June 30, 2024 were comprised of $160.1 million in nonaccrual loans and leases and $8.0 million in foreclosed assets. Of the $168.1 million of nonperforming assets, $127.6 million carried a government guarantee, leaving an unguaranteed exposure of $40.5 million in total nonperforming assets at June 30, 2024. This represents a decrease of $1.6 million, or 3.8%, from an unguaranteed exposure of $42.1 million at December 31, 2023.
See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.
As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 14.6% at both June 30, 2024 and December 31, 2023. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at both June 30, 2024 and December 31, 2023 were 3.4% and 4.3%, respectively.

As of June 30, 2024, and December 31, 2023, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $913.9 million and $785.2 million, respectively. The following is a discussion of these loans and leases. Risk Grades 5 through 8 represent the spectrum of criticized and classified loans and leases. For a complete description of the risk grading system, see Note 3. Loans and Leases Held for Investment and Credit Quality in the Company’s 2023 Form 10-K. At June 30, 2024, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $410.6 million and total portfolio unguaranteed exposure risk was $503.3 million, or 8.7% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2023 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $344.8 million and total portfolio unguaranteed exposure risk was $440.3 million, or 8.3% of total held for investment unguaranteed exposure carried at historical cost.
As of June 30, 2024 and December 31, 2023, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases:

As of June 30, 2024		As of December 31, 2023
Vertical	% of Criticized and Classified Loans and Leases	Vertical	% of Criticized and Classified Loans and Leases
Bioenergy	13.4%	Senior Housing	16.5%
Senior Housing	12.6%	Bioenergy	14.4%
General Lending	11.9%	General Lending	12.2%
Search Fund Lending	6.9%	Search Fund Lending	8.6%
Healthcare	6.3%	Wine & Craft Beverage	5.6%
Sponsor Finance	5.5%	Healthcare	3.9%
Wine & Craft Beverage	4.5%	Hotels	3.3%
Senior Care	3.2%	Self Storage	3.3%
Self Storage	3.1%	Senior Care	3.2%
% of Total Criticized and Classified Loans	67.4%	% of Total Criticized and Classified Loans	71.0%
Of the above listed verticals, Senior Housing and Sponsor Finance are within the Company’s Specialty Lending division, Bioenergy and Hotels are within the Energy & Infrastructure division, and the remainder of the above listed verticals are within the Small Business Banking division. The majority of the $128.7 million increase in potential problem and classified loans and leases in the first six months of 2024 was comprised of increased levels of Risk Grade 5 loans and leases, as discussed below. The Company believes that its underwriting and credit quality standards have remained high and continues to consider changing economic conditions in a rising interest rate environment.
Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term. At June 30, 2024, the Company had a total of $8.8 million in loans modified in 2024 to borrowers experiencing financial difficulties, all of which remained current with $8.8 million on principal payment deferral.
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 5. At June 30, 2024, and December 31, 2023, Risk Grade 5 loans and leases, excluding loans measured at fair value, totaled $673.8 million and $599.2 million, respectively, for a six month increase of $74.6 million. Relative to total held for investment unguaranteed exposure carried at historical cost at June 30, 2024 and December 31, 2023, unguaranteed Risk Grade 5 loans and leases increased to 7.3% from 6.9%, respectively.

The largest year-to-date changes in Risk Grade 5 loans and leases carried at historical cost were within the following verticals:

June 30, 2024 vs. December 31, 2023 Increase (Decrease)
Vertical	$	%
Sponsor Finance	$33,734	45.2%
Healthcare	25,064	33.6
Asset-Based-Lending	10,525	14.1
Veterinary	10,284	13.8
RV Parks	10,284	13.8
Bioenergy	8,988	12.0
Funeral Home & Cemetery	6,677	8.9
Senior Care	6,391	8.6
Search Fund Lending	3,938	5.3
General Lending	(4,198)	(5.6)
Agriculture	(6,289)	(8.4)
Educational Services	(8,527)	(11.4)
Fitness Centers	(8,812)	(11.8)
Senior Housing	(13,144)	(17.6)
Total of largest changes in Risk Grade 5 loans and leases	$74,915	100.5%
The increase in Risk Grade 5 loans and leases, exclusive of loans measured at fair value, during the first half of 2024 was principally confined to 14 verticals, as reflected above. Of the above listed verticals, Sponsor Finance, Senior Housing, and Asset-Based Lending are within the Company’s Specialty Lending division, Bioenergy is within the Energy & Infrastructure division, and the remainder of the above listed verticals are within the Small Business Banking division.
At June 30, 2024, approximately 95.9% of loans and leases classified as Risk Grade 5 are performing with no relationships having payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio. As government payment assistance began to expire toward the end of 2020, borrowers with continuing difficulties arising from the pandemic were provided additional relief through payment deferrals. At June 30, 2024, the Company had $8.0 million in unguaranteed loans on SBA payment assistance.
Allowance for Credit Losses on Loans and Leases
The ACL of $125.8 million at December 31, 2023, increased by $12.0 million, or 9.6%, to $137.9 million at June 30, 2024. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.5% and 1.6% at December 31, 2023 and June 30, 2024, respectively. The increase in the ACL during the first six months of 2024 was primarily the result of unguaranteed loan growth. See also the above section captioned “Provision for Credit Losses” in “Results of Operations” for related information.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have increased by $65.8 million since December 31, 2023. Total loans and leases 90 or more days past due increased $41.0 million, or 32.9%, compared to December 31, 2023. This increase was comprised of a $4.3 million decrease in unguaranteed exposure combined with an offsetting $45.3 million increase in the guaranteed portion of past due loans compared to December 31, 2023. At June 30, 2024 and December 31, 2023, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 1.1% and 0.8%, respectively. Total unguaranteed loans and leases past due were comprised of $50.0 million carried at historical cost, an increase of $12.4 million, and $14.7 million measured at fair value, an increase of $4.8 million, as of June 30, 2024 compared to December 31, 2023. Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $137.9 million at June 30, 2024 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Unaudited Condensed Consolidated Financial Statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit, FHLB advances and Federal Reserve Discount Window. A primary tool in the Company's liquidity management process is the utilization of an Outflow Coverage Ratio (“OCR”) model to stress outflows in various scenarios with targeted days of liquidity coverage. At June 30, 2024, the total amount of these four liquidity source items was $4.23 billion, or 35.7% of total assets, a decrease of 2.1% of total assets from $4.26 billion, or 37.8% of total assets, at December 31, 2023.
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
At June 30, 2024, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $1.15 billion available to be pledged as collateral.
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

Asset/Liability Management and Interest Rate Sensitivity
One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure the repricing differences, or interest rate gaps, between interest-earning assets and interest-bearing liabilities, across various time periods. As of June 30, 2024, the balance sheet’s total cumulative gap position was 4.9%, meaning that over the entire life of the Company's assets and liabilities, more assets will reprice than liabilities. For further information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, or growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of instantaneous parallel interest rate shocks applied to a static balance sheet and non-parallel interest rate shocks applied to a dynamic balance sheet to measure interest rate risk. As of June 30, 2024, the Company’s interest rate risk profile is asset-sensitive under the instantaneous parallel interest rate shock scenarios applied to a static balance sheet. For more information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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

Capital amounts and ratios as of June 30, 2024, and December 31, 2023, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - June 30, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,023,186	11.85%	$388,402	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,131,574	13.11	690,492	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	1,023,186	11.85	517,869	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	1,023,186	8.71	469,780	4.00	N/A	N/A
Bank - June 30, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$988,720	11.84%	$375,921	4.50%	$542,997	6.50%
Total Capital (to Risk-Weighted Assets)	1,093,684	13.09	668,304	8.00	835,380	10.00
Tier 1 Capital (to Risk-Weighted Assets)	988,720	11.84	501,228	6.00	668,304	8.00
Tier 1 Capital (to Average Assets)	988,720	8.48	466,377	4.00	582,972	5.00
Consolidated - December 31, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$960,433	11.73%	$368,549	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,063,157	12.98	655,198	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	960,433	11.73	491,399	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	960,433	8.58	447,561	4.00	N/A	N/A
Bank - December 31, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$823,478	10.40%	$356,426	4.50%	$514,837	6.50%
Total Capital (to Risk-Weighted Assets)	922,876	11.65	633,646	8.00	792,057	10.00
Tier 1 Capital (to Risk-Weighted Assets)	823,478	10.40	475,234	6.00	633,646	8.00
Tier 1 Capital (to Average Assets)	823,478	7.41	444,480	4.00	555,600	5.00

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 4.9% as of June 30, 2024, indicating that, overall, over the expected life of the instruments, assets will reprice before liabilities.
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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending June 30, 2025 and 2026, and the Company’s EVE sensitivity at June 30, 2024. The simulation uses projected repricing of assets and liabilities at June 30, 2024, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, changes in deposit pricing, both in amount and timing, relative to changes in market rates (commonly referred to as deposit betas and lags, respectively) and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, actual future activity may differ from the results shown below as it will include growth considerations, non-parallel rate movements, and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending June 30, 2025	12 Months Ending June 30, 2026	As of June 30, 2024
+400	8.1%	6.6%	(20.3%)
+300	6.2	5.0	(15.2)
+200	4.2	3.5	(10.0)
+100	2.2	1.8	(4.8)
-100	(2.2)	(1.9)	4.5
-200	(4.3)	(3.7)	8.7
-300	(6.2)	(5.5)	13.0
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2024, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2024, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of June 30, 2024, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.
Exhibits to this report are listed in the Index to Exhibits section of this report.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)
3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the amended registration statement on Form S-1, filed on July 13, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)
10.1	Form of 2024 RSU Award Agreement for non-employee directors* #
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: August 6, 2024	By:	/s/ Walter J. Phifer
Walter J. Phifer
Chief Financial Officer