Form 10-Q
period 2024-09-30
Live Oak Bancshares, Inc.
filed 2024-11-05
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
As of November 4, 2024, there were 45,189,405 shares of the registrant’s voting common stock outstanding.

Live Oak Bancshares, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Live Oak Bancshares, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2024 (unaudited) and December 31, 2023
(Dollars in thousands)

	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$666,585	$582,540
Certificates of deposit with other banks	250	250
Investment securities available-for-sale	1,233,466	1,126,160
Loans held for sale	359,977	387,037
Loans and leases held for investment (includes $343,371 and $388,036 measured at fair value, respectively)	9,831,891	8,633,847
Allowance for credit losses on loans and leases	(168,737)	(125,840)
Net loans and leases	9,663,154	8,508,007
Premises and equipment, net	267,032	257,881
Foreclosed assets	8,015	6,481
Servicing assets (includes $52,295 and $48,186 measured at fair value, respectively)	52,553	48,591
Other assets	356,314	354,476
Total assets	$12,607,346	$11,271,423
Liabilities and shareholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$258,844	$259,270
Interest-bearing	11,141,703	10,015,749
Total deposits	11,400,547	10,275,019
Borrowings	115,371	23,354
Other liabilities	83,672	70,384
Total liabilities	11,599,590	10,368,757
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 45,151,691 and 44,617,673 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	361,925	344,568
Class B common stock, no par value, 10,000,000 shares authorized, none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Retained earnings	707,026	642,817
Accumulated other comprehensive loss	(61,195)	(84,719)
Total shareholders’ equity	1,007,756	902,666
Total liabilities and shareholders’ equity	$12,607,346	$11,271,423

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three and nine months ended September 30, 2024 and 2023 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income
Loans and fees on loans	$192,170	$162,722	$550,020	$454,136
Investment securities, taxable	9,750	8,701	27,923	24,751
Other interest earning assets	7,016	9,188	21,861	22,852
Total interest income	208,936	180,611	599,804	501,739
Interest expense
Deposits	110,174	90,914	317,530	243,512
Borrowings	1,762	287	3,843	2,498
Total interest expense	111,936	91,201	321,373	246,010
Net interest income	97,000	89,410	278,431	255,729
Provision for credit losses	34,502	10,279	62,631	42,328
Net interest income after provision for credit losses	62,498	79,131	215,800	213,401
Noninterest income
Loan servicing revenue	8,040	6,990	23,011	20,057
Loan servicing asset revaluation	(4,207)	11,335	(9,829)	8,860
Net gains on sales of loans	16,646	12,675	42,543	33,654
Net gain (loss) on loans accounted for under the fair value option	2,255	(568)	2,208	(3,369)
Equity method investments (loss) income	(1,393)	(1,034)	(8,182)	(6,041)
Equity security investments gains (losses), net	909	(783)	541	(585)
Lease income	2,424	2,498	7,300	7,568
Management fee income	1,116	3,277	7,658	10,015
Other noninterest income	7,142	3,501	27,938	11,467
Total noninterest income	32,932	37,891	93,188	81,626
Noninterest expense
Salaries and employee benefits	44,524	42,947	138,054	130,778
Travel expense	2,344	2,197	7,110	7,378
Professional services expense	3,287	1,762	8,226	4,685
Advertising and marketing expense	2,473	3,446	9,169	10,058
Occupancy expense	2,807	2,129	7,442	6,259
Technology expense	9,081	7,722	24,800	23,456
Equipment expense	3,472	3,676	10,057	11,517
Other loan origination and maintenance expense	4,872	3,498	12,442	10,867
Renewable energy tax credit investment impairment (recovery)	115	—	(642)	69
FDIC insurance	1,933	4,115	7,782	12,579
Other expense	2,681	2,770	8,542	12,035
Total noninterest expense	77,589	74,262	232,982	229,681
Income before taxes	17,841	42,760	76,006	65,346
Income tax expense	4,816	2,967	8,432	7,611
Net income	$13,025	$39,793	$67,574	$57,735
Basic earnings per share	$0.28	$0.89	$1.50	$1.30
Diluted earnings per share	$0.28	$0.88	$1.48	$1.28
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$13,025	$39,793	$67,574	$57,735
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities available-for-sale during the period	38,565	(27,297)	30,953	(34,213)
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	—	—	—	—
Other comprehensive income (loss) before tax	38,565	(27,297)	30,953	(34,213)
Income tax (expense) benefit	(9,256)	6,557	(7,429)	8,211
Other comprehensive income (loss), net of tax	29,309	(20,740)	23,524	(26,002)
Total comprehensive income	$42,334	$19,053	$91,098	$31,733
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three and nine months ended September 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Three Months Ended
	Common stock			Retained earnings	Accumulated other comprehensive (loss) income	Total equity
	Shares		Amount
	Class A	Class B
Balance at June 30, 2024	45,003,856	—	$356,381	$695,172	$(90,504)	$961,049
Net income	—	—	—	13,025	—	13,025
Other comprehensive income	—	—	—	—	29,309	29,309
Issuance of restricted stock	78,402	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(2,356)	—	—	(2,356)
Employee stock purchase program	16,445	—	747	—	—	747
Stock option exercises	52,988	—	539	—	—	539
Restricted stock compensation expense	—	—	6,614	—	—	6,614
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	183	—	183
Cash dividends ($0.03 per share)	—	—	—	(1,354)	—	(1,354)
Balance at September 30, 2024	45,151,691	—	$361,925	$707,026	$(61,195)	$1,007,756

Balance at June 30, 2023	44,351,715	—	$341,032	$589,036	$(97,580)	$832,488
Net income	—	—	—	39,793	—	39,793
Other comprehensive loss	—	—	—	—	(20,740)	(20,740)
Issuance of restricted stock	63,694	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(1,348)	—	—	(1,348)
Employee stock purchase program	28,015	—	765	—	—	765
Stock option exercises	36,791	—	263	—	—	263
Stock option compensation expense	—	—	135	—	—	135
Restricted stock compensation expense	—	—	82	—	—	82
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	263	—	263
Cash dividends ($0.03 per share)	—	—	—	(1,333)	—	(1,333)
Balance at September 30, 2023	44,480,215	—	$340,929	$627,759	$(118,320)	$850,368

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)
For the three and nine months ended September 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Nine Months Ended
	Common stock			Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	Shares		Amount
	Class A	Class B
Balance at December 31, 2023	44,617,673	—	$344,568	$642,817	$(84,719)	$902,666
Net income	—	—	—	67,574	—	67,574
Other comprehensive income	—	—	—	—	23,524	23,524
Issuance of restricted stock	247,685	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(5,750)	—	—	(5,750)
Employee stock purchase program	34,930	—	1,449	—	—	1,449
Stock option exercises	251,403	—	1,945	—	—	1,945
Stock option based compensation expense	—	—	—	—	—	—
Restricted stock compensation expense	—	—	19,713	—	—	19,713
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	684	—	684
Cash dividends ($0.09 per share)	—	—	—	(4,049)	—	(4,049)
Balance at September 30, 2024	45,151,691	—	$361,925	$707,026	$(61,195)	$1,007,756

Balance at December 31, 2022	44,061,244	—	$330,854	$572,497	$(92,318)	$811,033
Net income	—	—	—	57,735	—	57,735
Other comprehensive loss	—	—	—	—	(26,002)	(26,002)
Issuance of restricted stock	264,713	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(4,950)	—	—	(4,950)
Employee stock purchase program	59,074	—	1,396	—	—	1,396
Stock option exercises	95,184	—	926	—	—	926
Stock option based compensation expense	—	—	272	—	—	272
Restricted stock compensation expense	—	—	12,431	—	—	12,431
Adoption of ASU 2022-02	—	—	—	676	—	676
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	841	—	841
Cash dividends ($0.09 per share)	—	—	—	(3,990)	—	(3,990)
Balance at September 30, 2023	44,480,215	—	$340,929	$627,759	$(118,320)	$850,368
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$67,574	$57,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,631	15,941
Provision for credit losses	62,631	42,328
(Accretion) amortization of (discount) premium on securities, net	(631)	63
Deferred tax benefit	(8,989)	(13,164)
Originations of loans held for sale	(744,286)	(642,722)
Proceeds from sales of loans held for sale	1,003,740	985,287
Net gains on sale of loans held for sale	(42,543)	(33,654)
Net loss on sale of foreclosed assets	9	—
Net (gain) loss on loans accounted for under fair value option	(2,208)	3,369
Net change in servicing assets	(3,962)	(20,804)
Net gain on disposal of long-lived assets	(9,079)	—
Net loss on disposal of property and equipment	177	377
Equity method investments loss (income)	8,182	6,041
Equity security investments (gains) losses, net	(541)	585
Gain on equity warrant assets	(6,119)	—
Renewable energy tax credit investment (recovery) impairment	(642)	69
Stock option compensation expense	—	272
Restricted stock compensation expense	19,713	12,431
Stock based compensation excess tax benefit (deficiency)	729	(915)
Lease right-of-use assets and liabilities, net	166	(52)
Changes in assets and liabilities:
Other assets	(4,915)	37,571
Other liabilities	10,146	(933)
Net cash provided by operating activities	365,783	449,825
Cash flows from investing activities
Purchases of investment securities available-for-sale	(189,116)	(198,676)
Proceeds from maturities, calls, and principal paydown of investment securities available-for-sale	113,394	79,241
Proceeds from SBA reimbursement/sale of foreclosed assets, net	583	—
Maturities of certificates of deposits with other banks	—	250
Purchases of loans previously sold	(67,424)	(36,227)
Loan and lease originations and principal collections, net	(1,341,740)	(1,204,309)
Proceeds from sale of long-lived asset	43,598	—
Purchases of equity security investments	(3,951)	(3,359)
Purchases of equity method investments	(6,426)	(5,094)
Proceeds from equity security investment	1,177	—
Proceeds from equity method investments	1,338	6,878
Proceeds from sale of premises and equipment	978	100
Purchases of premises and equipment, net	(45,289)	(25,231)
Net cash used by investing activities	(1,492,878)	(1,386,427)

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
For the nine months ended September 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities
Net increase in deposits	$1,125,528	$1,118,714
Proceeds from borrowings	99,659	2,906,056
Repayment of borrowings	(7,642)	(2,963,412)
Stock option exercises	1,945	926
Employee stock purchase program	1,449	1,396
Withholding cash issued in lieu of restricted stock and other	(5,750)	(4,950)
Shareholder dividend distributions	(4,049)	(3,990)
Net cash provided by financing activities	1,211,140	1,054,740
Net increase in cash and cash equivalents	84,045	118,138
Cash and cash equivalents, beginning	582,540	416,636
Cash and cash equivalents, ending	$666,585	$534,774

Supplemental disclosures of cash flow information
Interest paid	$321,470	$245,091
Income tax paid, net	26,476	1,689

Supplemental disclosures of noncash investing and financing activities
Unrealized holding gains (losses) on investment securities available-for-sale, net of taxes	$23,524	$(26,002)
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	10,351	34,864
Transfer from premises and equipment, net to other assets	18,540	14,177
Transfer of loans held for sale to loans and leases held for investment	139,714	65,734
Transfer of loans and leases held for investment to loans held for sale	340,121	458,868
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	684	841
Accrued premises and equipment additions	297	—
Equity method investment commitments	1,008	7,721
Equity security investment commitments	2,500	—
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
The Company’s wholly owned material subsidiaries are the Bank, Government Loan Solutions, Inc. (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”), and Canapi Advisors, LLC (“Canapi Advisors”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors provided investment advisory services to a series of funds (the“Canapi Funds”) focused on providing venture capital to new and emerging financial technology companies. During the third quarter of 2024, the Canapi Funds were restructured and Canapi Advisors voluntarily withdrew as an investment advisor to the funds. As of September 30, 2024, Live Oak Bancshares, Inc. and two Company Directors held carried interest in Canapi Ventures Fund, LP.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities Exchange Commission (“SEC”) on February 22, 2024 (SEC File No. 001-37497) (the “2023 Form 10-K”). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2023 Form 10-K. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2023 Form 10-K.
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
During the third quarter of 2023, the Company changed the valuation techniques used to estimate the fair value of servicing rights and loans measured at fair value as a result of rising interest rates and their impacts on market conditions. The changes included aligning our net servicing income and loan fair value estimates with changes in forward interest rate curves. Loan fair value estimates were also revised to utilize market participant credit loss information. These revisions provide estimates that the Company believes are more representative of fair value while transitioning from unobservable inputs to those that are more observable. These estimate changes were implemented as of July 1, 2023 and resulted in nonrecurring adjustments to increase the estimated value of the servicing asset by $13.7 million and loans measured at fair value by $1.3 million. This adjustment also increased noninterest income by a corresponding $15.0 million.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
During the first quarter of 2024, the Company determined that retention of an idle building and accompanying land adjacent to its main campus was not best suited to serve future expansion plans. As a result of this determination, the Company entered into a purchase and sale agreement with a third party with expected total proceeds, net of estimated expenses, of $20.9 million. Accordingly, the $18.5 million carrying amount of the building and land, was considered held for sale, and reclassified from premises and equipment, net to other assets in the Unaudited Condensed Consolidated Balance Sheet. During the third quarter of 2024, the building and land were sold for a gain of $2.4 million.
Reclassifications
Certain reclassifications have been made to the prior period's condensed consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders' equity previously reported were not affected by these reclassifications.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per share:
Net income	$13,025	$39,793	$67,574	$57,735
Weighted-average basic shares outstanding	45,073,482	44,408,997	44,937,409	44,298,798
Basic earnings per share	$0.28	$0.89	$1.50	$1.30
Diluted earnings per share:
Net income, for diluted earnings per share	$13,025	$39,793	$67,574	$57,735
Total weighted-average basic shares outstanding	45,073,482	44,408,997	44,937,409	44,298,798
Add effect of dilutive stock options and restricted stock grants	880,465	859,748	769,836	724,941
Total weighted-average diluted shares outstanding	45,953,947	45,268,745	45,707,245	45,023,739
Diluted earnings per share	$0.28	$0.88	$1.48	$1.28
Anti-dilutive stock options and restricted stock grants	297,730	700,768	567,464	700,768

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 4. Securities
Available-for-Sale
The carrying amount of securities and their approximate fair values are reflected in the following table:

September 30, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$11,267	$10	$83	$11,194
Mortgage-backed securities	1,299,535	2,831	83,203	1,219,163
Municipal bonds	3,183	—	74	3,109
Total	$1,313,985	$2,841	$83,360	$1,233,466

December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$17,809	$2	$282	$17,529
Mortgage-backed securities	1,216,624	466	111,498	1,105,592
Municipal bonds	3,200	—	161	3,039
Total	$1,237,633	$468	$111,941	$1,126,160
During the three months ended September 30, 2024, four securities totaling $3.7 million were settled. During the nine months ended September 30, 2024, six securities totaling $18.5 million were settled, one security totaling $2.5 million was called and one security totaling $3.0 million matured.
During the three months ended September 30, 2023, two mortgage-backed securities totaling $4.3 million were settled. During the nine months ended September 30, 2023, four mortgage-backed securities totaling $7.0 million were settled.
Accrued interest receivable on available-for-sale securities totaled $4.0 million and $3.3 million at September 30, 2024 and December 31, 2023, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$9,886	$83	$9,886	$83
Mortgage-backed securities	67,397	416	904,177	82,787	971,574	83,203
Municipal bonds	—	—	3,109	74	3,109	74
Total	$67,397	$416	$917,172	$82,944	$984,569	$83,360

	Less Than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$15,057	$282	$15,057	$282
Mortgage-backed securities	138,823	3,431	886,699	108,067	1,025,522	111,498
Municipal bonds	—	—	3,039	161	3,039	161
Total	$138,823	$3,431	$904,795	$108,510	$1,043,618	$111,941

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
At September 30, 2024, there were 406 mortgage-backed securities, three U.S. government agencies and two municipal bonds in unrealized loss positions for greater than 12 months. There were 15 mortgage-backed securities in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2023 were comprised of 409 mortgage-backed securities, five U.S. government agencies and two municipal bonds in unrealized loss positions for greater than 12 months and 27 mortgage-backed securities in unrealized loss positions for less than 12 months.
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
All mortgage-backed securities in the Company’s portfolio at September 30, 2024 and December 31, 2023 were backed by U.S. government sponsored enterprises (“GSEs”).
The following is a summary of investment securities by maturity:

	September 30, 2024
	Available-for-Sale
	Amortized Cost	Fair Value
U.S. government agencies
Within one year	$7,000	$6,960
One to five years	4,267	4,234
Total	11,267	11,194
Mortgage-backed securities
Within one year	24,709	24,544
One to five years	188,706	182,587
Five to 10 years	217,264	200,263
After 10 years	868,856	811,769
Total	1,299,535	1,219,163
Municipal bonds
Five to 10 years	3,086	3,024
After 10 years	97	85
Total	3,183	3,109
Total	$1,313,985	$1,233,466
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may prepay sooner than scheduled.
There were no investment securities pledged at September 30, 2024 or December 31, 2023.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Method Accounting
The carrying amount and ownership percentage of each equity method investment at September 30, 2024 and December 31, 2023 is reflected in the following table:

	September 30, 2024		December 31, 2023
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$55,430	40.4%	$60,682	40.4%
Canapi Ventures SBIC Fund, LP (1) (5)	16,340	2.9	18,190	2.9
Canapi Ventures Fund, LP (2) (5)	1,918	1.5	2,267	1.5
Canapi Ventures Fund II, LP (3) (5)	7,455	1.6	7,232	1.6
Canapi Ventures SBIC Fund II, LP (4) (5)	7,778	2.9	7,611	2.9
Affordable housing (6)	15,105	Various	15,611	Various
Solar tax credit investments (7)	6,784	99.0	6,714	99.0
Other (8)	1,390	Various	607	Various
Total	$112,200		$118,914

(1)	Includes unfunded commitments of $5.5 million and $5.0 million as of September 30, 2024 and December 31, 2023, respectively.
(2)	Includes unfunded commitments of $555 thousand and $559 thousand as of September 30, 2024 and December 31, 2023, respectively.
(3)	Includes unfunded commitments of $6.1 million and $6.3 million as of September 30, 2024 and December 31, 2023, respectively.
(4)	Includes unfunded commitments of $7.0 million and $7.1 million as of September 30, 2024 and December 31, 2023, respectively.
(5)	Investee is accounted for under equity method due to the Company's potential influence with investment advisor.
(6)
Affordable Housing includes low income housing tax credit (“LIHTC”) in Estrella Landing Apartments LLC (“Estrella Landing”), in which the Company holds a 99.9% limited member interest. Also included are Cape Fear Collective Impact Opportunity 1 LLC (“Cape Fear Collective”) and Cape Fear Collective Impact Opportunity 2 LLC (“Cape Fear Collective 2”) which the Company holds 91.0% and 32.3% of limited member interests, respectively. As of September 30, 2024, and December 31, 2023, there was an unfunded commitment of $1.8 million and $7.7 million, respectively for Estrella Landing.

(7)
Solar tax credit investments includes Green Sun Tenant LLC (“Green Sun”), SVA 2021-2 TE Holdco LLC (“Sun Vest”), EG5 CSP1 Holding LLC (“HEP”) and HRE Lessee I, LLC (“Heelstone”), which the Company holds a 99.0% limited member interest in all investments. As of September 30, 2024, and December 31, 2023, there was an unfunded commitment of $1.0 million and $0.0 million for Heelstone, respectively.

(8)
Other investments includes OTR Fund I, LLC (“OTR”) which the company holds 5.9% of limited member interests. As of September 30, 2024, this investment category also includes the carried interest security related to Canapi Ventures Fund I, LP.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Security Accounting
The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis as of September 30, 2024 and as of and for the nine months ended September 30, 2024 and 2023 is reflected in the following table:

		As of and for the nine month period ended
	Cumulative Adjustments	September 30, 2024	September 30, 2023
Carrying value (1)		$82,778	$78,508
Carrying value adjustments:
Impairment	$—		—
Upward changes for observable prices (2)	50,901	409	—
Downward changes for observable prices	(1,980)	(369)	(999)
Net upward (downward) change	$48,921	$40	$(999)

(1)	Includes $4.4 million and $2.6 million in unfunded commitments as of September 30, 2024, and September 30, 2023, respectively.
(2)	Cumulative adjustments excludes $13.9 million in realized gains for sale of an investment in the second quarter of 2021.
For the three and nine months ended September 30, 2024, the Company recognized unrealized gains (losses) on all equity securities held at the reporting date of $383 thousand and $114 thousand, respectively. For the three and nine months ended September 30, 2023, the Company recognized unrealized losses on all equity securities held at the reporting date of $1.0 million.
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
The Company’s maximum exposure to loss from unconsolidated VIEs includes the investment recorded on the Company’s Unaudited Condensed Consolidated Balance Sheets. For solar tax credit investments, the balance sheet figures are net of any impairment recognized, and includes previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes the potential for loss from these investments is remote, the maximum exposure for LIHTC and solar tax credit investments was determined by assuming a scenario where related tax credits were recaptured.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a summary of the VIEs that the Company has not consolidated as of September 30, 2024 and December 31, 2023:

September 30, 2024	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$6,784	$39,583	$1,008	Other assets (1)
Affordable housing	15,105	15,929	1,784	Other assets & other liabilities (2)
Canapi Funds	34,116	34,116	19,192	Other assets & other liabilities
Non-marketable and other equity investments	10,194	10,194	4,370	Other assets & other liabilities

December 31, 2023	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$6,714	$48,869	$—	Other assets (3)
Affordable housing	15,611	15,611	7,715	Other assets & other liabilities (4)
Canapi Funds	35,300	35,300	18,930	Other assets & other liabilities
Non-marketable and other equity investments	8,840	8,840	2,321	Other assets & other liabilities

(1)	Maximum exposure to loss represents $6.8 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $32.8 million.
(2)	Maximum exposure to loss represents $15.1 million of investments and a scenario in which related tax credits are recaptured, collectively totaling $824 thousand.
(3)	Maximum exposure to loss represents $6.7 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $42.2 million.
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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
September 30, 2024
Commercial & Industrial
Small Business Banking	$2,168,865	$45,392	$70,197	$115,589	$2,284,454	$132,722	$2,417,176
Specialty Lending	1,332,391	13,417	—	13,417	1,345,808	4,565	1,350,373
Energy & Infrastructure	917,696	261	19,605	19,866	937,562	45,491	983,053
Paycheck Protection Program	3,263	—	—	—	3,263	—	3,263
Total	4,422,215	59,070	89,802	148,872	4,571,087	182,778	4,753,865
Construction & Development
Small Business Banking	423,631	11,033	2,468	13,501	437,132	—	437,132
Specialty Lending	51,388	—	—	—	51,388	—	51,388
Energy & Infrastructure	15,442	—	—	—	15,442	—	15,442
Total	490,461	11,033	2,468	13,501	503,962	—	503,962
Commercial Real Estate
Small Business Banking	2,682,139	40,981	40,528	81,509	2,763,648	107,511	2,871,159
Specialty Lending	819,434	12,852	—	12,852	832,286	—	832,286
Energy & Infrastructure	223,372	9,146	2,799	11,945	235,317	18,982	254,299
Total	3,724,945	62,979	43,327	106,306	3,831,251	126,493	3,957,744
Commercial Land
Small Business Banking	593,114	13,101	4,080	17,181	610,295	34,100	644,395
Total	593,114	13,101	4,080	17,181	610,295	34,100	644,395
Total	$9,230,735	$146,183	$139,677	$285,860	$9,516,595	$343,371	$9,859,966
Retained Loan Discount and Net Deferred Costs							$(28,075)
Loans and Leases, Net							$9,831,891

Guaranteed Balance	$2,907,430	$63,704	$117,361	$181,065	$3,088,495	$73,984	$3,162,479
% Guaranteed	31.5%	43.6%	84.0%	63.3%	32.5%	21.5%	32.1%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
December 31, 2023
Commercial & Industrial
Small Business Banking	$2,075,227	$16,570	$33,366	$49,936	$2,125,163	$151,887	$2,277,050
Specialty Lending	1,131,493	—	—	—	1,131,493	7,829	1,139,322
Energy & Infrastructure	842,907	2,806	4,044	6,850	849,757	46,185	895,942
Paycheck Protection Program	5,595	—	—	—	5,595	—	5,595
Total	4,055,222	19,376	37,410	56,786	4,112,008	205,901	4,317,909
Construction & Development
Small Business Banking	413,349	1,745	—	1,745	415,094	—	415,094
Specialty Lending	47,419	—	—	—	47,419	—	47,419
Energy & Infrastructure	7,541	—	—	—	7,541	—	7,541
Total	468,309	1,745	—	1,745	470,054	—	470,054
Commercial Real Estate
Small Business Banking	2,414,677	18,589	32,310	50,899	2,465,576	127,358	2,592,934
Specialty Lending	511,712	—	12,032	12,032	523,744	—	523,744
Energy & Infrastructure	158,613	—	3,072	3,072	161,685	17,751	179,436
Total	3,085,002	18,589	47,414	66,003	3,151,005	145,109	3,296,114
Commercial Land
Small Business Banking	531,331	1,521	1,910	3,431	534,762	37,026	571,788
Total	531,331	1,521	1,910	3,431	534,762	37,026	571,788
Total	$8,139,864	$41,231	$86,734	$127,965	$8,267,829	$388,036	$8,655,865
Retained Loan Discount and Net Deferred Costs							$(22,018)
Loans and Leases, Net							$8,633,847

Guaranteed Balance	$2,877,105	$29,183	$61,107	$90,290	$2,967,395	$66,299	$3,033,694
% Guaranteed	35.3%	70.8%	70.5%	70.6%	35.9%	17.1%	35.0%

(1)
Retained portions of government guaranteed loans sold prior to January 1, 2021 are carried at fair value under FASB ASC Subtopic 825-10, Financial Instruments: Overall. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Credit Quality Indicators
The Bank uses internal loan and lease reviews to assess the performance of individual loans and leases. Each loan and lease is assigned a risk grade during the origination and closing process. Subsequent to origination, loans and lease risk grades are continually evaluated as information becomes available. The Bank performs an annual review of each borrower's financial performance to validate the accuracy of the assigned risk grade. Additionally, the loan and lease portfolio is subject to annual independent review by an external firm.
Pass: These loans and leases are not impaired and have no known issues that could significantly impact their quality. There are seven categories within the Pass classification depending on the strength of the borrower, including credits that warrant additional management attention but are not currently Special Mention.
Special Mention: These loans and leases show signs of weaknesses in either adequate sources of repayment or collateral. These loans and leases may contain underwriting guideline tolerances and/or exceptions with no mitigating factors; and/or instances where adverse economic conditions develop subsequent to origination that do not jeopardize liquidation of the debt but substantially increase the level of risk.
Substandard: Loans and leases graded Substandard are inadequately protected by current sound net worth, paying capacity of the obligor, or pledged collateral. Loans and leases classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. These loans and leases are consistently not meeting the repayment schedule.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables present asset quality indicators by portfolio class and origination year.

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
September 30, 2024
Small Business Banking
Pass	$785,067	$1,086,723	$1,388,276	$1,071,627	$554,927	$509,785	$115,206	$19,040	$5,530,651
Special Mention	7,036	32,023	76,061	72,176	31,983	95,949	8,144	1,108	324,480
Substandard	6,811	13,038	75,005	44,541	36,155	57,064	7,439	345	240,398
Total	798,914	1,131,784	1,539,342	1,188,344	623,065	662,798	130,789	20,493	6,095,529
Specialty Lending
Pass	641,027	430,420	262,384	160,179	25,222	2,429	367,088	134,325	2,023,074
Special Mention	—	11,350	58,310	35,023	36,148	—	22,396	3,907	167,134
Substandard	—	1,042	17,876	12,046	—	—	4,436	3,874	39,274
Total	641,027	442,812	338,570	207,248	61,370	2,429	393,920	142,106	2,229,482
Energy & Infrastructure
Pass	222,067	354,989	212,845	94,771	34,881	71,171	17,530	—	1,008,254
Special Mention	—	—	6,494	1,925	—	25,939	—	—	34,358
Substandard	—	—	10,595	119,342	15,772	—	—	—	145,709
Total	222,067	354,989	229,934	216,038	50,653	97,110	17,530	—	1,188,321
Paycheck Protection Program
Pass	—	—	—	1,888	1,375	—	—	—	3,263
Total	—	—	—	1,888	1,375	—	—	—	3,263
Total	$1,662,008	$1,929,585	$2,107,846	$1,613,518	$736,463	$762,337	$542,239	$162,599	$9,516,595

Year-To-Date Gross Charge-offs
Small Business Banking	$—	$1,542	$5,597	$3,533	$176	$1,681	$1,098	$170	$13,797
Energy & Infrastructure	$—	$—	$—	$153	$273	$—	$—	$—	$426
Total	$—	$1,542	$5,597	$3,686	$449	$1,681	$1,098	$170	$14,223

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2023	2022	2021	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
December 31, 2023
Small Business Banking
Pass	$990,349	$1,470,824	$1,255,664	$660,926	$363,377	$296,132	$63,963	$11,047	$5,112,282
Special Mention	7,744	72,913	60,115	37,390	42,095	50,705	7,174	1,407	279,543
Substandard	2,286	31,487	29,636	35,611	18,429	28,700	2,621	—	148,770
Total	1,000,379	1,575,224	1,345,415	733,927	423,901	375,537	73,758	12,454	5,540,595
Specialty Lending
Pass	640,596	337,880	226,170	21,286	9,103	112	210,460	58,441	1,504,048
Special Mention	8,858	52,767	35,453	43,080	9,223	—	20,547	5,417	175,345
Substandard	—	—	12,032	—	—	—	7,203	4,028	23,263
Total	649,454	390,647	273,655	64,366	18,326	112	238,210	67,886	1,702,656
Energy & Infrastructure
Pass	386,421	223,309	120,917	41,919	50,035	23,308	14,818	—	860,727
Special Mention	—	—	104,371	13,485	7,827	18,627	—	—	144,310
Substandard	—	4,024	6,303	3,619	—	—	—	—	13,946
Total	386,421	227,333	231,591	59,023	57,862	41,935	14,818	—	1,018,983
Paycheck Protection Program
Pass	—	—	2,831	2,764	—	—	—	—	5,595
Total	—	—	2,831	2,764	—	—	—	—	5,595
Total	$2,036,254	$2,193,204	$1,853,492	$860,080	$500,089	$417,584	$326,786	$80,340	$8,267,829

Current Period Gross Charge-offs
Small Business Banking	$—	$5,621	$6,435	$1,058	$1,225	$525	$1,097	$—	$15,961
Specialty Lending	—	—	—	—	—	—	7,966	—	7,966
Total	$—	$5,621	$6,435	$1,058	$1,225	$525	$9,063	$—	$23,927

(1)	Excludes $343.4 million and $388.0 million of loans accounted for under the fair value option as of September 30, 2024 and December 31, 2023, respectively.
The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

September 30, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$8,565,242	$2,639,737	$5,925,505	30.8%
Special Mention	525,972	169,371	356,601	32.2
Substandard	425,381	279,387	145,994	65.7
Total	$9,516,595	$3,088,495	$6,428,100	32.5%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2023	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$7,482,652	$2,622,558	$4,860,094	35.0%
Special Mention	599,198	234,845	364,353	39.2
Substandard	185,979	109,992	75,987	59.1
Total	$8,267,829	$2,967,395	$5,300,434	35.9%

(1)	Excludes $343.4 million and $388.0 million of loans accounted for under the fair value option as of September 30, 2024 and December 31, 2023, respectively.
Nonaccrual Loans and Leases
As of September 30, 2024 and December 31, 2023 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three and nine months ended September 30, 2024 and 2023. Accrued interest receivable on loans totaled $74.7 million and $63.5 million at September 30, 2024 and December 31, 2023, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Nonaccrual loans and leases held for investment as of September 30, 2024 and December 31, 2023 are as follows:

September 30, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$96,787	$80,194	$16,593	$1,204
Energy & Infrastructure	19,606	15,866	3,740	135
Total	116,393	96,060	20,333	1,339
Construction & Development
Small Business Banking	3,970	3,390	580	375
Total	3,970	3,390	580	375
Commercial Real Estate
Small Business Banking	64,226	48,810	15,416	6,867
Specialty Lending	11,304	—	11,304	11,304
Energy & Infrastructure	10,942	10,128	814	814
Total	86,472	58,938	27,534	18,985
Commercial Land
Small Business Banking	8,740	7,789	951	269
Total	8,740	7,789	951	269
Total	$215,575	$166,177	$49,398	$20,968

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2023	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$47,558	$39,018	$8,540	$407
Energy & Infrastructure	6,850	2,794	4,056	2,546
Total	54,408	41,812	12,596	2,953
Construction & Development
Small Business Banking	1,745	1,309	436	—
Total	1,745	1,309	436	—
Commercial Real Estate
Small Business Banking	57,140	44,426	12,714	8,199
Specialty Lending	12,032	—	12,032	12,032
Energy & Infrastructure	3,072	2,799	273	—
Total	72,244	47,225	25,019	20,231
Commercial Land
Small Business Banking	6,566	5,332	1,234	194
Total	6,566	5,332	1,234	194
Total	$134,963	$95,678	$39,285	$23,378

(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
When a loan or lease is placed on nonaccrual status, any accrued interest is reversed from loan interest income. The following table summarizes the amount of accrued interest reversed during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024 (1)	2023 (1)	2024 (1)	2023 (1)
Commercial & Industrial	$950	$165	$1,924	$1,208
Commercial Real Estate	442	32	780	376
Commercial Land	28	—	80	—
Construction & Development	44	—	74	—
Total	$1,464	$197	$2,858	$1,584

(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.
The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of September 30, 2024 and December 31, 2023:

	Total Collateral-Dependent Loans			Unguaranteed Portion
September 30, 2024	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$6,324	$27,759	$—	$1,255	$6,747	$—	$5,107
Specialty Lending	—	14,976	—	—	14,976	—	7,181
Energy & Infrastructure	94,131	2,869	—	13,350	74	—	—
Total	100,455	45,604	—	14,605	21,797	—	12,288
Commercial Real Estate
Small Business Banking	35,887	715	—	7,608	715	—	769
Total	35,887	715	—	7,608	715	—	769
Commercial Land
Small Business Banking	4,794	—	—	2,481	—	—	978
Total	4,794	—	—	2,481	—	—	978
Total	$141,136	$46,319	$—	$24,694	$22,512	$—	$14,035

	Total Collateral-Dependent Loans			Unguaranteed Portion
December 31, 2023	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$2,737	$2,426	$—	$421	$547	$—	$277
Specialty Lending	—	4,711	—	—	4,711	—	—
Energy & Infrastructure	—	3,022	—	—	227	—	—
Total	2,737	10,159	—	421	5,485	—	277
Commercial Real Estate
Small Business Banking	21,211	—	—	6,298	—	—	—
Total	21,211	—	—	6,298	—	—	—
Commercial Land
Small Business Banking	1,735	—	—	200	—	—	—
Total	1,735	—	—	200	—	—	—
Total	$25,683	$10,159	$—	$6,919	$5,485	$—	$277

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Allowance for Credit Losses - Loans and Leases
See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2023 Form 10-K for a description of the methodologies used to estimate the ACL.
The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
September 30, 2024
Beginning Balance	$108,166	$3,694	$23,540	$2,467	$137,867
Charge offs	(1,739)	—	(273)	(16)	(2,028)
Recoveries	41	—	269	8	318
Provision (Recovery)	26,580	291	4,437	1,272	32,580
Ending Balance	$133,048	$3,985	$27,973	$3,731	$168,737
September 30, 2023
Beginning Balance	$79,407	$6,428	$29,908	$4,373	$120,116
Charge offs	(9,088)	—	(287)	—	(9,375)
Recoveries	104	—	149	—	253
Provision (Recovery)	10,395	(448)	134	198	10,279
Ending Balance	$80,818	$5,980	$29,904	$4,571	$121,273

Nine Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
September 30, 2024
Beginning Balance	$87,581	$4,717	$28,864	$4,678	$125,840
Charge offs	(13,483)	(338)	(378)	(24)	(14,223)
Recoveries	553	—	536	8	1,097
Provision (Recoveries)	58,397	(394)	(1,049)	(931)	56,023
Ending Balance	$133,048	$3,985	$27,973	$3,731	$168,737
September 30, 2023
Beginning Balance	$64,995	$5,101	$22,901	$3,569	$96,566
Adoption of ASU 2022-02	(25)	(166)	(83)	(402)	(676)
Charge offs	(17,564)	—	(979)	—	(18,543)
Recoveries	685	—	913	—	1,598
Provision	32,727	1,045	7,152	1,404	42,328
Ending Balance	$80,818	$5,980	$29,904	$4,571	$121,273
During the three months ended September 30, 2024, the ACL increased primarily as a result of an increase in specific reserves on loans individually evaluated for impairment. During the nine months ended September 30, 2024, the ACL increased as a result of specific reserve changes on individually evaluated loans and continued growth of the loan and lease portfolio. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period.
During the three and nine months ended September 30, 2023, the ACL increased as a result of continued loan growth, combined with specific reserve changes on individually evaluated loans and charge-off related impacts. Additionally, during the first quarter of 2023, certain assumptions were refined, drawing more heavily on internal data, in the calculations of PD, LGD, and prepayment rates. These refinements increased the ACL by $1.5 million during the nine months ended September 30, 2023. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period.

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
The following tables summarize the amortized cost basis of loans that were modified during the three and nine months ended September 30, 2024 and September 30, 2023, respectively:

Three Months Ended September 30, 2024	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Small Business Banking	$2,014	$—	$—	$—	0.03%
Specialty Lending	—	—	3,478	2,500	0.16
Total	$2,014	$—	$3,478	$2,500	0.19%

Nine Months Ended September 30, 2024	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Small Business Banking	$8,278	$—	$—	$—	0.14%
Specialty Lending	—	—	3,478	2,500	0.16
Total	$8,278	$—	$3,478	$2,500	0.30%

Three Months Ended September 30, 2023	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension & Payment Delay	% of Total Class of Financing Receivable
Small Business Banking	$10,117	$5,184	$—	$—	0.28%
Total	$10,117	$5,184	$—	$—	0.28%

Nine Months Ended September 30, 2023	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension & Payment Delay	% of Total Class of Financing Receivable
Small Business Banking	$10,117	$5,184	$3,356	$361	0.35%
Specialty Lending	—	399	—	4,164	0.30
Energy & Infrastructure	—	13,485	—	—	1.66
Total	$10,117	$19,068	$3,356	$4,525	2.31%

As of September 30, 2024, the Company had $6.3 million in commitments to lend additional funds to these borrowers.

The following table presents an aging analysis of loans that were modified within the twelve months ended September 30, 2024 and September 30, 2023, respectively:

September 30, 2024	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$8,278	$—	$—	$—
Specialty Lending	5,978	—	—	—
Total	$14,256	$—	$—	$—

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$19,018	$—	$—	$—
Specialty Lending	4,563	—	—	—
Energy & Infrastructure	13,485	—	—	—
Total	$37,066	$—	$—	$—
The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended September 30, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Specialty Lending	5.00%	7

	Nine Months Ended September 30, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Specialty Lending	5.00%	7

	Three Months Ended September 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	—%	60

	Nine Months Ended September 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	1.41%	67
Specialty Lending	—	70
Energy & Infrastructure	—	12

Additionally, there were no loans that were modified within the twelve months ended September 30, 2024 that subsequently defaulted during the periods presented.

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

	September 30, 2024	December 31, 2023
Gross direct finance lease payments receivable	$1,357	$2,335
Less – unearned interest	(116)	(218)
Net investment in direct financing leases	$1,241	$2,117
Future minimum lease payments to be received under finance leases are as follows:

As of September 30, 2024	Amount
2024	$322
2025	929
2026	106
Total	$1,357
Interest income of $29 thousand and $72 thousand was recognized in the three months ended September 30, 2024 and 2023, respectively. Interest income of $95 thousand and $211 thousand was recognized in the nine months ended September 30, 2024 and 2023, respectively.
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
As of September 30, 2024 and December 31, 2023, the Company had a net investment of $96.0 million and $104.0 million, respectively, in assets included in premises and equipment, net that are subject to operating leases. Of the net investment, the gross balance of the assets was $160.7 million and $162.3 million as of September 30, 2024 and December 31, 2023, respectively. Accumulated depreciation was $64.7 million and $58.3 million as of September 30, 2024 and December 31, 2023, respectively. Depreciation expense recognized on these assets was $2.4 million for the three months ended September 30, 2024 and 2023. Depreciation expense recognized on these assets was $7.1 million and $7.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Lease income of $2.3 million and $2.4 million was recognized in the three months ended September 30, 2024 and 2023, respectively. Lease income of $7.1 million was recognized in the nine months ended September 30, 2024 and 2023.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
A maturity analysis of future minimum lease payments to be received under non-cancelable operating leases is as follows:

As of September 30, 2024	Amount
2024	$2,988
2025	8,741
2026	8,721
2027	8,483
2028	3,837
Thereafter	9,708
Total	$42,478
Note 7. Servicing Assets
Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balance of loans serviced for others requiring recognition of a servicing asset was $3.38 billion and $3.09 billion at September 30, 2024 and December 31, 2023, respectively. The unpaid principal balance for all loans serviced for others was $4.45 billion and $4.24 billion at September 30, 2024 and December 31, 2023, respectively.
The following table summarizes the activity pertaining to servicing rights measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$51,303	$31,042	$48,186	$26,323
Additions, net	5,200	4,750	13,938	11,944
Fair value changes:
Due to changes in valuation inputs or assumptions	(1,824)	13,334	(902)	15,457
Decay due to increases in principal paydowns or runoff	(2,384)	(1,999)	(8,927)	(6,597)
Balance at end of period	$52,295	$47,127	$52,295	$47,127
See Note 9. Fair Value of Financial Instruments for further details about servicing assets measured at fair value.
The fair value of servicing rights was determined using a weighted average discount rate of 14.5% on September 30, 2024 and 15.0% on September 30, 2023. The fair value of servicing rights was determined using a weighted average prepayment speed of 15.7% on September 30, 2024 and 15.3% on September 30, 2023, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.

As of September 30, 2024, the Company had servicing assets related to conventional commercial loans carried at amortized cost of $258 thousand.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Borrowings
Total outstanding borrowings consisted of the following:

	September 30, 2024	December 31, 2023
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$15,758	$23,354
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
	99,470	—
Other long term debt(1)	143	—
Total borrowings	$115,371	$23,354
(1) Includes finance leases.
As of September 30, 2024 and December 31, 2023, the Company’s unused borrowing capacity was $3.69 billion and $3.68 billion, respectively, based upon securities and loans identified as available for collateral. Unused borrowing capacity consists of access through the Federal Reserve Bank's discount window, available lines of credit with the Federal Home Loan Bank and other correspondent banks, access to a repurchase agreement, and the Federal Reserve Bank's Bank Term Funding Program which ended March 11, 2024. If additional collateral is available, the Company's aggregate borrowing capacity with all of the above sources is $6.37 billion and $6.28 billion as of September 30, 2024 and December 31, 2023, respectively.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Recurring Fair Value
The table below provides a rollforward of the Level 3 equity warrant asset fair values:

	Three Months Ended September 30,		Nine Months Ended September 30,
Equity Warrant Assets	2024	2023	2024	2023
Balance at beginning of period	$7,407	$2,251	$2,874	$2,210
New equity warrant assets	298	708	791	952
Changes in fair value, net	(127)	19	6,119	37
Settlements	(264)	—	(2,470)	(221)
Balance at end of period	$7,314	$2,978	$7,314	$2,978
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2024	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$11,194	$—	$11,194	$—
Mortgage-backed securities	1,219,163	—	1,219,163	—
Municipal bonds (1)	3,109	—	3,024	85
Loans held for investment	343,371	—	—	343,371
Servicing assets (2)	52,295	—	—	52,295
Mutual fund	740	—	740	—
Equity warrant assets	7,314	—	—	7,314
Total assets at fair value	$1,637,186	$—	$1,234,121	$403,065

December 31, 2023	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
US government agencies	$17,529	$—	$17,529	$—
Mortgage-backed securities	1,105,592	—	1,105,592	—
Municipal bonds (1)	3,039	—	2,954	85
Loans held for investment	388,036	—	—	388,036
Servicing assets (2)	48,186	—	—	48,186
Mutual fund	1,645	—	1,645	—
Equity warrant assets	2,874	—	—	2,874
Total assets at fair value	$1,566,901	$—	$1,127,720	$439,181

(1)
During the three and nine months ended September 30, 2024 there was no level 3 fair value adjustment gain or loss. During the three months ended September 30, 2023, there was no level 3 fair value adjustment gain or loss. During the nine months ended September 30, 2023, the Company recorded a level 3 fair value adjustment loss of $9 thousand.

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
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at September 30, 2024 or December 31, 2023. The unpaid principal balance of unguaranteed exposure for nonaccruals was $9.5 million and $9.1 million at September 30, 2024 and December 31, 2023, respectively.
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$343,371	$359,023	$(15,653)	$58,494	$60,046	$(1,551)	$54,094	$55,583	$(1,489)

	December 31, 2023
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$388,036	$407,544	$(19,508)	$48,474	$50,749	$(2,275)	$36,490	$37,939	$(1,449)
The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended September 30,		Nine Months Ended September 30,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2024	2023	2024	2023
Loans held for investment	$2,255	$(568)	$2,208	$(3,369)
Gains and (losses) related to borrower-specific credit risk were $0 for the three and nine months ended September 30, 2024, and $0 and $3.5 million for the three and nine months ended September 30, 2023, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the activity pertaining to loans accounted for under the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans held for investment	2024	2023	2024	2023
Balance at beginning of period	$363,017	$441,781	$388,036	$494,458
Repurchases	3,312	3,390	16,125	19,287
Fair value changes (1)	2,255	(568)	2,208	(3,369)
Settlements	(25,213)	(34,475)	(62,998)	(100,248)
Balance at end of period	$343,371	$410,128	$343,371	$410,128

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

September 30, 2024	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$13,400	$—	$—	$13,400
Total assets at fair value	$13,400	$—	$—	$13,400

December 31, 2023	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$4,503	$—	$—	$4,503
Foreclosed assets	6,481	—	—	6,481
Total assets at fair value	$10,984	$—	$—	$10,984
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets that are measured at fair value on a non-recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2023 Form 10-K.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Level 3 Analysis
For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2024
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$85	Discounted expected cash flows	Discount rate	7.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$343,371	Discounted expected cash flows	Loss rate	0.0% - 6.3%	1.1%
			Discount rate	7.5% - 18.0%	9.1%
			Prepayment speed	14.4% - 30.3%	16.3%
Servicing assets	$52,295	Discounted expected cash flows	Discount rate	14.5%	14.5%
			Prepayment speed	12.1% - 18.2%	15.7%
Equity warrant assets	$7,314	Black-Scholes option pricing model	Volatility	13.1% - 90.0%	31.8%
			Risk-free interest rate	3.6% - 3.8%	3.6%
			Marketability discount	5.0% - 25.0%	10.3%
			Remaining life	3.2 - 12.0 years	4.6 years
Non-recurring fair value
Collateral-dependent loans	$13,400	Discounted appraisals	Appraisal adjustments (2)	0.0% - 92.9%	48.7%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2023
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$85	Discounted expected cash flows	Discount rate	7.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$388,036	Discounted expected cash flows	Loss rate	0.0% - 7.4%	1.2%
			Discount rate	6.7% - 18.0%	9.6%
			Prepayment speed	14.0% - 30.3%	16.0%
Servicing assets	$48,186	Discounted expected cash flows	Discount rate	14.5%	14.5%
			Prepayment speed	11.8% - 17.8%	15.3%
Equity warrant assets	$2,874	Black-Scholes option pricing model	Volatility	26.9% - 90.0%	35.8%
			Risk-free interest rate	3.8% - 3.9%	3.9%
			Marketability discount	20.0% - 25.0%	22.7%
			Remaining life	3.9 - 10 years	7.6 years
Non-recurring fair value
Collateral-dependent loans	$4,503	Discounted appraisals	Appraisal adjustments (2)	10.0% - 70.0%	38.7%
Foreclosed assets	$6,481	Discounted appraisals	Appraisal adjustments (2)	10.0% - 17.4%	10.4%

(1)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to the instruments fair value.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

September 30, 2024	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$666,585	$666,585	$—	$—	$666,585
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	359,977	—	—	382,752	382,752
Loans and leases held for investment, net of allowance for credit losses on loans and leases	9,319,783	—	—	9,781,850	9,781,850
Financial liabilities
Deposits	11,400,547	—	11,294,804	—	11,294,804
Borrowings	115,371	—	—	125,733	125,733

December 31, 2023	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$582,540	$582,540	$—	$—	$582,540
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	387,037	—	—	402,096	402,096
Loans and leases held for investment, net of allowance for credit losses on loans and leases	8,119,971	—	—	8,600,046	8,600,046
Financial liabilities
Deposits	10,275,019	—	10,080,182	—	10,080,182
Borrowings	23,354	—	—	22,844	22,844
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

	September 30, 2024	December 31, 2023
Commitments to extend credit (1)	$3,428,065	$2,921,978
Standby letters of credit	7,926	20,487
Airplane purchase agreement commitments	—	9,000
Total unfunded off-balance-sheet credit risk	$3,435,991	$2,951,465

(1)	Includes unfunded overdraft protection.
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
The allowance for off-balance-sheet credit exposures was $12.4 million and $4.8 million at September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company recorded $1.9 million and $7.5 million, respectively, in expense related to the allowance for off-balance sheet credit exposures. During the three and nine months ended September 30, 2023, the Company recorded a $161 thousand expense reversal and $3.1 million in expense, respectively, related to the allowance for off-balance sheet credit exposures. Beginning in the second quarter of 2024, this expense was presented in the provision for credit losses. This expense has historically been presented in other expense and that classification remains unchanged for prior periods.
Other Commitments
As of September 30, 2024 and December 31, 2023, the Company recorded unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $26.4 million and $29.0 million, respectively.
Concentrations of Credit Risk
The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company generally does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $20.0 million, except for forty-four relationships that have a retained unguaranteed exposure of $1.71 billion of which $1.12 billion of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $42.5 million, of which no relationships exceed $20.0 million.
The Company from time-to-time may have cash and cash equivalents on deposit with other financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Geographic Concentrations
The following table presents the geographic concentration of the Company's loan and lease portfolio at September 30, 2024:

% of Total
Geographic Regions (1)
Southeast	32.1%
West	25.1
Northeast	17.3
Midwest	12.6
Southwest	12.4
Non-U.S.	0.5
Total	100.0%

(1)	Concentrations are stated as a percentage of total unguaranteed loans held for investment. Midwest consists of ND, SD, NE, KS, MN, IA,WI, MO, IL, IN, MI and OH. Northeast consists of MD, DE, PA, NJ, NY, CT, RI, MA, VT, ME and NH. Southeast consists of AR, LA, MS, TN, AL, GA, FL, SC, KY, NC, VA, WV, DC, PR and VI. Southwest consists of AZ, NM, TX and OK. West consists of WA, OR, CA, NV, ID, MT, WY, CO, UT, AK and HI. Non-U.S. includes addressees with foreign domicile. Domicile is determined by the principal resident or business address of the entity.
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

	Banking	Fintech	Other	Consolidated
As of and for the three months ended September 30, 2024
Interest income	$208,897	$3	$36	$208,936
Interest expense	110,176	—	1,760	111,936
Net interest income (loss)	98,721	3	(1,724)	97,000
Provision for credit losses	34,502	—	—	34,502
Noninterest income	31,196	(56)	1,792	32,932
Noninterest expense	73,383	1,469	2,737	77,589
Income tax expense (benefit)	5,824	(411)	(597)	4,816
Net income (loss)	$16,208	$(1,111)	$(2,072)	$13,025
Total assets	$12,470,278	$137,272	$(204)	$12,607,346
As of and for the three months ended September 30, 2023
Interest income	$180,416	$(6)	$201	$180,611
Interest expense	90,914	—	287	91,201
Net interest income (loss)	89,502	(6)	(86)	89,410
Provision for credit losses	10,279	—	—	10,279
Noninterest income	35,730	1,652	509	37,891
Noninterest expense	69,480	3,069	1,713	74,262
Income tax expense (benefit)	3,084	(5)	(112)	2,967
Net income (loss)	$42,389	$(1,418)	$(1,178)	$39,793
Total assets	$10,800,881	$110,914	$38,665	$10,950,460

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Banking	Fintech	Other	Consolidated
As of and for the nine months ended September 30, 2024
Interest income	$599,534	$30	$240	$599,804
Interest expense	317,532	—	3,841	321,373
Net interest income (loss)	282,002	30	(3,601)	278,431
Provision for credit losses	62,631	—	—	62,631
Noninterest income	88,536	1,569	3,083	93,188
Noninterest expense	219,517	6,540	6,925	232,982
Income tax expense (benefit)	12,285	(1,279)	(2,574)	8,432
Net income (loss)	$76,105	$(3,662)	$(4,869)	$67,574
Total assets	$12,470,278	$137,272	$(204)	$12,607,346
As of and for the nine months ended September 30, 2023
Interest income	$501,271	$14	$454	$501,739
Interest expense	245,094	—	916	246,010
Net interest income (loss)	256,177	14	(462)	255,729
Provision for credit losses	42,328	—	—	42,328
Noninterest income	74,215	5,689	1,722	81,626
Noninterest expense	215,879	8,032	5,770	229,681
Income tax expense (benefit)	7,785	177	(351)	7,611
Net income (loss)	$64,400	$(2,506)	$(4,159)	$57,735
Total assets	$10,800,881	$110,914	$38,665	$10,950,460

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
The Company’s wholly owned material subsidiaries are the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”), Live Oak Ventures, Inc. (“Live Oak Ventures”) and Canapi Advisors, LLC (“Canapi Advisors”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors provided investment advisory services to a series of funds (the “Canapi Funds”) focused on providing venture capital to new and emerging financial technology companies. During the third quarter of 2024, the Canapi Funds were restructured and Canapi Advisors voluntarily withdrew as an investment advisor to the funds.
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

Results of Operations
Performance Summary
Three months ended September 30, 2024 compared with three months ended September 30, 2023
For the three months ended September 30, 2024, the Company reported net income of $13.0 million, or $0.28 per diluted share, compared to net income of $39.8 million, or $0.88 per diluted share, for the third quarter of 2023.
The decrease in net income was principally due to the following items:
•Increased provision for credit losses of $24.2 million. The level of provision in the third quarter of 2024 was primarily the result of specific reserve changes on individually evaluated loans and continued growth of the loan and lease portfolio.
•Increased net loss on the loan servicing asset revaluation of $15.5 million. The level of negative change in valuation of servicing assets was principally due to the third quarter of 2023 change in valuation techniques used to estimate the fair value of servicing rights, which resulted in a nonrecurring gain of $13.7 million during that period.
A key factor partially offsetting the decrease in net income for the third quarter of 2024 was increased net interest income of $7.6 million.
Nine months ended September 30, 2024 compared with nine months ended September 30, 2023
For the nine months ended September 30, 2024, the Company reported net income of $67.6 million, or $1.48 per diluted share, compared to net income of $57.7 million, or $1.28 per diluted share, for the nine months ended September 30, 2023.
The increase in net income was largely due to the following items:
•Increased net interest income of $22.7 million, or 8.9%;
•Increased net gains on sales of loans of $8.9 million, or 26.4%, principally the result of higher loan sale volumes combined with improving premiums in the first nine months of 2024;
•A $5.6 million increase in the net gain on loans accounted for under the fair value option; and
•Increased other noninterest income of $16.5 million, largely related to the combination of a $2.4 million gain from the sale of a building in the third quarter of 2024, $6.7 million gain arising from the sale of one of the Company’s aircraft in the second quarter of 2024 and a $5.7 million gain in the first quarter of 2024 arising from the increased fair value of a certain equity warrant asset.

The key factors partially offsetting the increase in net income for the first nine months of 2024 was provision for credit losses of $20.3 million, increased net loss on the loan servicing asset revaluation of $18.7 million and increased salaries and employee benefits of $7.3 million.
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

Three months ended September 30, 2024 compared with three months ended September 30, 2023
For the three months ended September 30, 2024, net interest income increased $7.6 million, or 8.5%, to $97.0 million compared to $89.4 million for the three months ended September 30, 2023. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities, offset by an increase in average cost of funds, which exceeded the increase in average yield on interest-earning assets. Average interest-earning assets increased by $1.05 billion, or 10.0%, to $11.57 billion for the third quarter of 2024, compared to $10.52 billion for the third quarter of 2023, while the yield on average interest-earning assets increased 37 basis points to 7.18%. The cost of funds on interest-bearing liabilities for the third quarter of 2024 increased 45 basis points to 4.17% and the average balance of interest-bearing liabilities increased by $946.9 million, or 9.7%, over the third quarter of 2023. The increase in cost of funds was largely influenced by repricing of short-term certificates of deposits.
As indicated in the rate/volume analysis below, the overall increase discussed above is reflected in increased interest income of $28.3 million outpacing growth in interest expense of $20.7 million for the third quarter of 2024 compared to the third quarter of 2023. The net interest margin decreased from 3.37% for the third quarter of 2023 to 3.33% for the third quarter of 2024.
Nine months ended September 30, 2024 compared with nine months ended September 30, 2023
For the nine months ended September 30, 2024, net interest income increased $22.7 million, or 8.9%, to $278.4 million compared to $255.7 million for the nine months ended September 30, 2023. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities offset by an increase in average cost of funds which exceeded the increase in average yield on interest-earning assets. Average interest-earning assets increased by $1.05 billion, or 10.4%, to $11.22 billion for the nine months ended September 30, 2024, compared to $10.17 billion for the nine months ended September 30, 2023, while the yield on average interest-earning assets increased 54 basis points to 7.14%. The cost of funds on interest-bearing liabilities for the nine months ended September 30, 2024 increased 64 basis points to 4.13%, and the average balance of interest-bearing liabilities increased by $954.8 million, or 10.1%, over the nine months ended September 30, 2023. The increase in cost of funds was largely influenced by repricing of short-term certificates of deposit with the average cost of funds increasing from 3.49% for the nine months ended September 30, 2023 to 4.13% for the nine months ended September 30, 2024.
The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth as well as maintenance of the Company's target liquidity profile. As indicated in the rate/volume analysis below, the overall increase discussed above is reflected in increased interest income of $98.1 million outpacing growth in interest expense of $75.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The net interest margin decreased from 3.36% for the nine months ended September 30, 2023 to 3.31% for the nine months ended September 30, 2024.
In September 2024, the Federal Reserve lowered the federal funds upper target rate by 50 basis points to 5.0%. The Federal Reserve released its most current federal funds target rate midpoint projections which implied a decrease of the median Federal Funds rate to 4.4% by the end of 2024 and a decrease of approximately 100 basis points to 3.4% by the end of 2025. There can be no assurance that any further decreases or increases in the Federal Funds rate will occur, and if they do, the amount and timing of actual adjustments are subject to change. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information about the Company’s sensitivity to interest rates.

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

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$519,340	$7,016	5.37%	$677,857	$9,188	5.38%
Investment securities	1,287,410	9,750	3.01	1,257,740	8,701	2.74
Loans held for sale	409,902	9,859	9.57	602,109	13,271	8.74
Loans and leases held for investment (1)	9,354,522	182,311	7.75	7,978,870	149,451	7.43
Total interest-earning assets	11,571,174	208,936	7.18	10,516,576	180,611	6.81
Less: Allowance for credit losses on loans and leases	(137,285)			(119,941)
Noninterest-earning assets	567,098			499,508
Total assets	$12,000,987			$10,896,143
Interest-bearing liabilities:
Interest-bearing checking	$350,239	$4,892	5.56%	$300,059	$4,217	5.58%
Savings	5,043,930	51,516	4.06	4,588,085	45,778	3.96
Money market accounts	134,481	190	0.56	136,879	202	0.59
Certificates of deposit	5,028,830	53,576	4.24	4,675,075	40,717	3.46
Total deposits	10,557,480	110,174	4.15	9,700,098	90,914	3.72
Borrowings	116,925	1,762	6.00	27,425	287	4.15
Total interest-bearing liabilities	10,674,405	111,936	4.17	9,727,523	91,201	3.72
Noninterest-bearing deposits	237,387			237,545
Noninterest-bearing liabilities	90,079			78,930
Shareholders' equity	999,116			852,145
Total liabilities and shareholders' equity	$12,000,987			$10,896,143
Net interest income and interest rate spread		$97,000	3.01%		$89,410	3.09%
Net interest margin			3.33%			3.37%
Ratio of average interest-earning assets to average interest-bearing liabilities			108.40%			108.11%

(1)	Average loan and lease balances include non-accruing loans and leases.

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$540,109	$21,861	5.41%	$579,962	$21,228	4.89%
Federal funds sold	—	—	—	46,165	1,624	4.70
Investment securities	1,264,067	27,923	2.95	1,232,737	24,751	2.68
Loans held for sale	383,817	27,542	9.59	559,770	37,410	8.94
Loans and leases held for investment (1)	9,036,152	522,478	7.72	7,751,863	416,726	7.19
Total interest-earning assets	11,224,145	599,804	7.14	10,170,497	501,739	6.60
Less: Allowance for credit losses on loans and leases	(133,148)			(107,686)
Noninterest-earning assets	559,036			497,795
Total assets	$11,650,033			$10,560,606
Interest-bearing liabilities:
Interest-bearing checking	$318,387	$13,342	5.60%	$208,278	$8,456	5.43%
Savings	4,801,008	146,304	4.07	4,359,136	123,959	3.80
Money market accounts	129,493	563	0.58	124,198	523	0.56
Certificates of deposit	5,051,995	157,321	4.16	4,668,087	110,574	3.17
Total deposits	10,300,883	317,530	4.12	9,359,699	243,512	3.48
Borrowings	87,780	3,843	5.85	74,163	2,498	4.50
Total interest-bearing liabilities	10,388,663	321,373	4.13	9,433,862	246,010	3.49
Noninterest-bearing deposits	224,708			207,009
Noninterest-bearing liabilities	79,600			74,645
Shareholders' equity	957,062			845,090
Total liabilities and shareholders' equity	$11,650,033			$10,560,606
Net interest income and interest rate spread		$278,431	3.01%		$255,729	3.11%
Net interest margin			3.31%			3.36%
Ratio of average interest-earning assets to average interest-bearing liabilities			108.04%			107.81%

(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$(27)	$(2,145)	$(2,172)	$2,169	$(1,536)	$633
Federal funds sold	—	—	—	—	(1,624)	(1,624)
Investment securities	834	215	1,049	2,511	661	3,172
Loans held for sale	1,018	(4,430)	(3,412)	2,325	(12,193)	(9,868)
Loans and leases held for investment	6,571	26,289	32,860	34,102	71,650	105,752
Total interest income	8,396	19,929	28,325	41,107	56,958	98,065
Interest expense:
Interest-bearing checking	(28)	703	675	344	4,542	4,886
Savings	1,136	4,602	5,738	9,330	13,015	22,345
Money market accounts	(9)	(3)	(12)	17	23	40
Certificates of deposit	9,434	3,425	12,859	36,223	10,524	46,747
Borrowings	332	1,143	1,475	818	527	1,345
Total interest expense	10,865	9,870	20,735	46,732	28,631	75,363
Net interest income	$(2,469)	$10,059	$7,590	$(5,625)	$28,327	$22,702
Provision for Credit Losses
The provision for credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the allowance for credit losses (“ACL”) on loans and leases at a level that the Company believes is appropriate in relation to the estimated expected losses in the loan and lease portfolio.
Losses inherent in loan relationships are mitigated if a portion of the loan is guaranteed by the SBA or USDA. Typical SBA 7(a) and USDA guarantees range from 50% to 90% depending on loan size and type, which serve to reduce the risk profile of these loans. The Company believes that its focus on compliance with regulations and guidance from the SBA and USDA are key factors to managing this risk.
For the third quarter of 2024, there was a provision for credit losses of $34.5 million compared to $10.3 million for the same period in 2023, an increase of $24.2 million. For the nine months ended September 30, 2024, there was a provision for credit losses of $62.6 million compared to $42.3 million for the same period in 2023, an increase of $20.3 million. The increase in provision expense as compared to the third quarter of 2023 and nine months ended September 30, 2023 was primarily the result of specific reserve changes on individually evaluated loans and continued growth of the loan and lease portfolio. Provision expense for three individually evaluated loan relationships amounted to $13.6 million, or 56.3%, and 67.2% of the increase in the total provision for credit losses when compared to the third quarter of 2023 and nine months ended September 30, 2023, respectively.
Loans and leases held for investment at historical cost were $9.49 billion as of September 30, 2024, increasing by $1.70 billion, or 21.8%, compared to September 30, 2023.

Net charge-offs for loans and leases carried at historical cost were $1.7 million, or 0.08% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended September 30, 2024, compared to net charge-offs of $9.1 million, or 0.48%, for the three months ended September 30, 2023, a decrease of $7.4 million, or 81.3%. The decrease in net charge-offs compared to the third quarter of 2023 was primarily related to one significant charge-off that occurred in the third quarter of 2023. For the nine months ended September 30, 2024, net charge-offs totaled $13.1 million compared to $16.9 million for the nine months ended September 30, 2023, a decrease of $3.8 million, or 22.5%. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.
In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $8.7 million and $6.5 million accounted for under the fair value option at September 30, 2024 and 2023, respectively, totaled $49.4 million, which was 0.52% of the held for investment loan and lease portfolio carried at historical cost at September 30, 2024, compared to $33.3 million, or 0.43% of loans and leases held for investment carried at historical cost at September 30, 2023.
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
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		2024/2023 Increase (Decrease)
	2024	2023	Amount	Percent
Noninterest income
Loan servicing revenue	$8,040	$6,990	$1,050	15.0%
Loan servicing asset revaluation	(4,207)	11,335	(15,542)	(137.1)
Net gains on sales of loans	16,646	12,675	3,971	31.3
Net gain (loss) on loans accounted for under the fair value option	2,255	(568)	2,823	497.0
Equity method investments (loss) income	(1,393)	(1,034)	(359)	(34.7)
Equity security investments gains (losses), net	909	(783)	1,692	216.1
Lease income	2,424	2,498	(74)	(3.0)
Management fee income	1,116	3,277	(2,161)	(65.9)
Other noninterest income	7,142	3,501	3,641	104.0
Total noninterest income	$32,932	$37,891	$(4,959)	(13.1)%

	Nine Months Ended September 30,		2024/2023 Increase (Decrease)
	2024	2023	Amount	Percent
Noninterest income
Loan servicing revenue	$23,011	$20,057	$2,954	14.7%
Loan servicing asset revaluation	(9,829)	8,860	(18,689)	(210.9)
Net gains on sales of loans	42,543	33,654	8,889	26.4
Net gain (loss) on loans accounted for under the fair value option	2,208	(3,369)	5,577	165.5
Equity method investments (loss) income	(8,182)	(6,041)	(2,141)	(35.4)
Equity security investments gains (losses), net	541	(585)	1,126	192.5
Lease income	7,300	7,568	(268)	(3.5)
Management fee income	7,658	10,015	(2,357)	(23.5)
Other noninterest income	27,938	11,467	16,471	143.6
Total noninterest income	$93,188	$81,626	$11,562	14.2%
For the three months ended September 30, 2024, noninterest income decreased by $5.0 million, or 13.1%, compared to the three months ended September 30, 2023. The decrease over the prior year is primarily the result of a $15.5 million decrease in the valuation of the loan servicing asset.
For the nine months ended September 30, 2024, noninterest income increased by $11.6 million, or 14.2%, compared to the nine months ended September 30, 2023. The increase over the prior year is primarily a result of higher net gains on sales of loans of $8.9 million, a $5.6 million increase in the net gain on loans accounted for under the fair value option and increased other noninterest income of $16.5 million. The increase in other noninterest income was largely related to the above mentioned $2.4 million gain from the sale of a building in the third quarter of 2024 combined with a $6.7 million gain arising from the sale of one of the Company’s aircraft in the second quarter of 2024 and a $5.7 million gain in the first quarter of 2024 arising from the increased fair value of a certain equity warrant asset. Partially offsetting the increase in total noninterest income over the prior year to date period was higher losses of $18.7 million related to the servicing asset revaluation.
The following tables reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2024	2023	2024	2023	2024	2023
Amount of loans and leases originated	$1,757,856	$1,073,255	$1,171,141	$861,033	$805,129	$1,030,882
Guaranteed portions of loans sold	266,307	225,585	250,466	245,074	186,654	167,826
Outstanding balance of guaranteed loans sold (1)	3,300,524	2,909,343	3,177,629	2,808,200	3,057,641	2,695,757

	Nine Months Ended September 30,		For years ended December 31,
	2024	2023	2023	2022	2021	2020
Amount of loans and leases originated	$3,734,126	$2,965,170	$3,946,873	$4,007,621	$4,480,725	$4,450,198
Guaranteed portions of loans sold	703,427	638,485	877,551	580,889	668,462	542,596
Outstanding balance of guaranteed loans sold (1)	3,300,524	2,909,343	2,986,959	2,668,110	2,756,915	2,819,625

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Asset Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, ancillary income, prepayment speeds and default rates and losses, with prepayment speed and discount rate being the most sensitive assumptions. For the three months ended September 30, 2024, there was a net loss on loan servicing asset revaluation of $4.2 million, compared to a net gain of $11.3 million for the three months ended September 30, 2023, resulting in a negative change of $15.5 million. For the nine months ended September 30, 2024, there was a net loss on loan servicing asset revaluation of $9.8 million compared to a net gain of $8.9 million for the nine months ended September 30, 2023, resulting in a negative change of $18.7 million. The negative change in valuation of the servicing asset compared to the third quarter of 2023 and nine months ended September 30, 2023 was principally the result of the third quarter of 2023 change in valuation techniques used to estimate the fair value of servicing rights.
Net Gains on Sales of Loans: For the three months ended September 30, 2024, net gains on sales of loans increased $4.0 million, or 31.3%, compared to the three months ended September 30, 2023. The volume of guaranteed loans sold increased $40.7 million, or 18.1%, for the three months ended September 30, 2024 to $266.3 million from $225.6 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, net gains on sales of loans increased $8.9 million, or 26.4%, compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the volume of guaranteed loans sold increased $64.9 million, or 10.2%, to $703.4 million from $638.5 million for the nine months ended September 30, 2023. The average net gain on loan sale premium increased from 105% to 107% in the third quarters of 2023 and 2024, respectively, and remained relatively stable at 106% for the nine months ended September 30, 2023 and 2024. The increase in net gains on sales of loans over the third quarter of 2023 and nine months ended September 30, 2023 was principally related to a higher loan sale volume combined with improving premiums.
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option: For the three months ended September 30, 2024, the Company had a net gain on loans accounted for under the fair value option of $2.3 million compared to a net loss of $568 thousand for the third quarter of 2023, a positive change of $2.8 million, or 497.0%. For the nine months ended September 30, 2024, the Company had a net gain on loans accounted for under the fair value option of $2.2 million compared to a net loss of $3.4 million for the same period of 2023, a positive change of $5.6 million, or 165.5%. The carrying amount of loans accounted for under the fair value option at September 30, 2024 and 2023 was $343.4 million (all classified as held for investment) and $410.1 million (all classified as held for investment), respectively, a decrease of $66.8 million, or 16.3%. The increased levels of net gains arising from the valuation of loans accounted for under the fair value option for both comparative periods was principally due to the third quarter of 2023 change in valuation techniques used to estimate the fair value of loans.

Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		2024/2023 Increase (Decrease)
	2024	2023	Amount	Percent
Noninterest expense
Salaries and employee benefits	$44,524	$42,947	$1,577	3.7%
Non-employee expenses:
Travel expense	2,344	2,197	147	6.7
Professional services expense	3,287	1,762	1,525	86.5
Advertising and marketing expense	2,473	3,446	(973)	(28.2)
Occupancy expense	2,807	2,129	678	31.8
Technology expense	9,081	7,722	1,359	17.6
Equipment expense	3,472	3,676	(204)	(5.5)
Other loan origination and maintenance expense	4,872	3,498	1,374	39.3
Renewable energy tax credit investment impairment (recovery)	115	—	115	100.0
FDIC insurance	1,933	4,115	(2,182)	(53.0)
Other expense	2,681	2,770	(89)	(3.2)
Total non-employee expenses	33,065	31,315	1,750	5.6
Total noninterest expense	$77,589	$74,262	$3,327	4.5%

	Nine Months Ended September 30,		2024/2023 Increase (Decrease)
	2024	2023	Amount	Percent
Noninterest expense
Salaries and employee benefits	$138,054	$130,778	$7,276	5.6%
Non-employee expenses:
Travel expense	7,110	7,378	(268)	(3.6)
Professional services expense	8,226	4,685	3,541	75.6
Advertising and marketing expense	9,169	10,058	(889)	(8.8)
Occupancy expense	7,442	6,259	1,183	18.9
Technology expense	24,800	23,456	1,344	5.7
Equipment expense	10,057	11,517	(1,460)	(12.7)
Other loan origination and maintenance expense	12,442	10,867	1,575	14.5
Renewable energy tax credit investment impairment (recovery)	(642)	69	(711)	(1,030.4)
FDIC insurance	7,782	12,579	(4,797)	(38.1)
Other expense	8,542	12,035	(3,493)	(29.0)
Total non-employee expenses	94,928	98,903	(3,975)	(4.0)
Total noninterest expense	$232,982	$229,681	$3,301	1.4%

Total noninterest expense for the three and nine months ended September 30, 2024, increased $3.3 million, or 4.5%, and increased $3.3 million, or 1.4%, respectively, compared to the same periods in 2023. The changes within noninterest expense for the comparable three and nine month periods was largely driven by various components, as discussed below.
Salaries and employee benefits: Total personnel expense for the three and nine months ended September 30, 2024 increased by $1.6 million, or 3.7%, and increased by $7.3 million, or 5.6%, respectively, compared to the same periods in 2023. The increase over both comparative periods of 2023 is principally related to continued investment in human resources to support strategic and growth initiatives. Total full-time equivalent employees increased from 956 at September 30, 2023, to 999 at September 30, 2024. Salaries and employee benefits expense included $6.7 million and $19.9 million of stock-based compensation for the three and nine months ended September 30, 2024, respectively, compared to $217 thousand and $12.7 million for the three and nine months ended September 30, 2023, respectively. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Professional services expense: For the nine months ended September 30, 2024, professional services expense increased $3.5 million, or 75.6%, compared to the same period in 2023. The increase compared to the prior year was due to higher levels of legal fees partially offset by an insurance recovery of $1.3 million in the first quarter of 2023.
FDIC insurance: For the three and nine months ended September 30, 2024, FDIC insurance decreased $2.2 million, or 53.0%, and $4.8 million, or 38.1%, respectively, compared to the same periods in 2023. This decrease is largely the product of favorable changes in the Company’s FDIC assessment rates.
Other expense: For the nine months ended September 30, 2024, other expense decreased $3.5 million, or 29.0%, compared to the same period in 2023. This decrease was largely related to reserves for unfunded commitments, historically being presented in other expense. Beginning in the second quarter of 2024, this expense was classified in the provision for credit losses.
Income Tax Expense
For the three months ended September 30, 2024, income tax expense was $4.8 million compared to income tax expense of $3.0 million in the third quarter of 2023, and the Company’s effective tax rates were 27.0% and 6.9%, respectively. For the nine months ended September 30, 2024, income tax expense was $8.4 million compared to $7.6 million for the nine months ended September 30, 2023, and the Company’s effective tax rates were 11.1% and 11.6%, respectively. The higher level of income tax expense for the third quarter of 2024 as compared to the third quarter of 2023 was primarily the result of lower levels of anticipated investment tax credits in 2024 as compared to the prior year.
Results of Segment Operations
The Company’s operations are managed along two primary operating segments Banking and Fintech. A description of each segment and the methodologies used to measure financial performance is described in Note 11. Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Banking	$16,208	$42,389	$76,105	$64,400
Fintech	(1,111)	(1,418)	(3,662)	(2,506)
Other	(2,072)	(1,178)	(4,869)	(4,159)
Consolidated net income	$13,025	$39,793	$67,574	$57,735
Banking
For the three and nine months ended September 30, 2024, net income decreased $26.2 million and increased $11.7 million, respectively, compared to the same periods of 2023. Key factors influencing these changes are discussed below.

For the three and nine months ended September 30, 2024, net interest income increased $9.2 million, or 10.3%, and $25.8 million, or 10.1%, respectively, compared to the same periods of 2023. See above section captioned “Net Interest Income and Margin” as it is principally related to the Banking segment.
The provision for credit losses for the three and nine months ended September 30, 2024, increased $24.2 million, or 235.7%, and $20.3 million, or 48.0%, respectively. See the analysis of provision for credit losses included in the above section captioned “Provision for Credit Losses” as it is entirely related to the Banking segment.
For the three and nine months ended September 30, 2024, noninterest income decreased $4.5 million, or 12.7%, and increased $14.3 million, or 19.3%, respectively, compared to the same periods of 2023. The primary driver for lower noninterest income in the third quarter of 2024 was the net loss on the valuation of the loan servicing asset. Alternatively, the increase in noninterest income in the nine months ended September 30, 2024 was principally driven by higher net gains on sales of loans combined with increased levels of net gains on loans accounted for at fair value and heightened levels of other noninterest income. Partially offsetting the increase over the nine months ended September 30, 2023 was higher levels of net losses on the loan servicing asset revaluation. See the analysis of these categories of noninterest income included in the above section captioned “Noninterest Income” for additional discussion.
For the three and nine months ended September 30, 2024, noninterest expense increased $3.9 million and $3.6 million, respectively, compared to the same periods of 2023. See the analysis of these categories of noninterest expense included in the above section captioned “Noninterest Expense” for additional discussion.
For the three and nine months ended September 30, 2024, income tax expense increased $2.7 million and $4.5 million, respectively, compared to the same periods of 2023. The increase compared to the three months ended September 30, 2023 was largely the result of lower levels of anticipated investment tax credits in 2024 as compared to the prior year. See the above section captioned “Income Tax Expense” for further discussion.
Fintech
For the three and nine months ended September 30, 2024, net income increased by $307 thousand and decreased $1.2 million, respectively, compared to same periods of 2023. This decrease was largely related to decreased management fee income. This decrease was the result of a restructuring of the Canapi Funds in the third quarter of 2024. In connection with that restructuring, the Company’s subsidiary Canapi Advisors voluntarily withdrew as an advisor to the funds. The Company remains an investor in the Canapi Funds and continues its focus on new and emerging financial technology companies.
Discussion and Analysis of Financial Condition
September 30, 2024 vs. December 31, 2023
Total assets at September 30, 2024 were $12.61 billion, an increase of $1.34 billion, or 11.9%, compared to total assets of $11.27 billion at December 31, 2023. The growth in total assets was principally driven by the growth in total loans and leases held for investment of $1.20 billion, or 13.9%, during the first nine months of 2024, from $8.63 billion at December 31, 2023, to $9.83 billion at September 30, 2024. This growth was a result of record level origination activity during the nine months ended September 30, 2024 of $3.73 billion.
Total deposits were $11.40 billion at September 30, 2024, an increase of $1.13 billion, or 11.0%, from $10.28 billion at December 31, 2023. The increase in total deposits from the prior period was to support growth in the loan and lease portfolio as well as the Company's targeted liquidity levels. At September 30, 2024, the Bank’s total uninsured deposits were approximately $1.65 billion, or 14.4%, of total deposits.
Borrowings increased to $115.4 million at September 30, 2024, from $23.4 million at December 31, 2023. This increase was principally due to entering into a new loan agreement in the first quarter of 2024 to strategically enhance Bank capital levels in order to accommodate future growth expectations. See Note 8. Borrowings in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of current sources of available debt capacity.

Regulatory Impact of Asset Growth
General. In the first quarter of 2023, the Company and the Bank each first exceeded $10 billion in total assets. As of September 30, 2024, the Company and the Bank each had total assets of $12.61 billion and $12.53 billion, respectively. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations impose various additional requirements on bank holding companies and banks with $10 billion or more in total consolidated assets. As a general matter, the Company and the Bank are not immediately subject to these additional requirements when they exceed $10 billion in assets; instead, the Company and the Bank will be subject to these various requirements over various dates, as described below.
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

Commercial Real Estate

Commercial real estate loans as indicated by the FDIC include loans secured by the following: construction, land development, multifamily property and nonfarm, nonresidential real property. The following table provides information with respect to commercial real estate loans as of September 30, 2024.

	Guaranteed	Unguaranteed	Total (1)
Held for Investment Loans:
Owner Occupied
Small Business Banking	$1,208,629	$1,089,445	$2,298,074
Specialty Lending	—	7,581	7,581
Energy & Infrastructure	16,845	19,725	36,570
Total	1,225,474	1,116,751	2,342,225
Non-Owner Occupied
Small Business Banking	363,264	513,652	876,916
Specialty Lending	—	875,092	875,092
Energy & Infrastructure	38,520	195,785	234,305
Total	401,784	1,584,529	1,986,313
Total Held for Investment Commercial Real Estate	$1,627,258	$2,701,280	$4,328,538
Held for Sale Loans:
Owner Occupied
Small Business Banking	$64,929	$—	$64,929
Total	64,929	—	64,929
Non-Owner Occupied
Small Business Banking	143,752	—	143,752
Total	143,752	—	143,752
Total Held for Sale Commercial Real Estate	$208,681	$—	$208,681
Total Commercial Real Estate Loans	$1,835,939	$2,701,280	$4,537,219
% of Total Commercial Real Estate Loans	40.5%	59.5%	100.0%
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
Nonperforming assets, including loans measured at fair value, at September 30, 2024 were $283.6 million, which represented a $91.4 million, or 47.6%, increase from December 31, 2023. These nonperforming assets at September 30, 2024 were comprised of $275.6 million in nonaccrual loans and leases and $8.0 million in foreclosed assets. Of the $275.6 million of nonperforming assets, $221.5 million carried a government guarantee, leaving an unguaranteed exposure of $62.1 million in total nonperforming assets at September 30, 2024. This represents an increase of $10.9 million, or 21.4%, from an unguaranteed exposure of $51.2 million at December 31, 2023.

The following table provides information with respect to nonperforming assets, excluding loans measured at fair value, at the dates indicated.

	September 30, 2024 (1)	December 31, 2023 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$215,575	$134,963
Foreclosed assets	8,015	6,481
Total nonperforming assets	$223,590	$141,444
Allowance for credit losses on loans and leases	$168,737	$125,840
Total nonperforming loans and leases to total loans and leases held for investment	2.27%	1.64%
Total nonperforming loans and leases to total assets	1.76%	1.24%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.78%	1.53%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	78.27%	93.24%

(1)	Excludes loans measured at fair value.

	September 30, 2024 (1)	December 31, 2023 (1)
Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S government (all on nonaccrual)	$166,177	$95,678
Foreclosed assets guaranteed by the U.S. government	4,858	3,670
Total nonperforming assets guaranteed by the U.S. government	$171,035	$99,348
Allowance for credit losses on loans and leases	$168,737	$125,840
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.52%	0.48%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.40%	0.36%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S. government	341.58%	320.33%

(1)	Excludes loans measured at fair value.
Nonperforming assets, excluding loans measured at fair value, at September 30, 2024 were $223.6 million, which represented a $82.1 million, or 58.1%, increase from December 31, 2023. These nonperforming assets at September 30, 2024 were comprised of $215.6 million in nonaccrual loans and leases and $8.0 million in foreclosed assets. Of the $223.6 million of nonperforming assets, $171.0 million carried a government guarantee, leaving an unguaranteed exposure of $52.6 million in total nonperforming assets at September 30, 2024. This represents an increase of $10.5 million, or 24.8%, from an unguaranteed exposure of $42.1 million at December 31, 2023.
See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.
As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 19.2% and 14.6% September 30, 2024 and December 31, 2023, respectively. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at both September 30, 2024 and December 31, 2023 were 4.4% and 4.3%, respectively.

As of September 30, 2024, and December 31, 2023, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $951.5 million and $785.2 million, respectively. The following is a discussion of these loans and leases. Risk Grades 50 through 80 represent the spectrum of criticized and classified loans and leases. For a complete description of the risk grading system, see Note 5. Loans and Leases Held for Investment and Credit Quality. At September 30, 2024, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $448.8 million and total portfolio unguaranteed exposure risk was $502.7 million, or 7.9% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2023 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $344.8 million and total portfolio unguaranteed exposure risk was $440.3 million, or 8.3% of total held for investment unguaranteed exposure carried at historical cost.
As of September 30, 2024 and December 31, 2023, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases:

As of September 30, 2024		As of December 31, 2023
Vertical	% of Criticized and Classified Loans and Leases	Vertical	% of Criticized and Classified Loans and Leases
General Lending	14.1%	Senior Housing	16.5%
Bioenergy	12.2	Bioenergy	14.4
Senior Housing	10.3	General Lending	12.2
Search Fund Lending	7.1	Search Fund Lending	8.6
Healthcare	7.0	Wine & Craft Beverage	5.6
Sponsor Finance	6.1	Healthcare	3.9
Wine & Craft Beverage	4.3	Hotels	3.3
Community Facilities	3.8	Self Storage	3.3
Veterinary	3.5	Senior Care	3.2
% of Total Criticized and Classified Loans	68.4%	% of Total Criticized and Classified Loans	71.0%

Of the above listed verticals, Senior Housing and Sponsor Finance are within the Company’s Specialty Lending division, Bioenergy, Community Facilities and Hotels are within the Energy & Infrastructure division, and the remainder of the above listed verticals are within the Small Business Banking division. Total criticized and classified loans and leases increased $166.3 million in the first nine months of 2024. This increase by loan and lease risk grade categories was comprised of a decrease of $73.2 million for those identified as criticized offset by an increase of $239.5 for those identified as classified, of which $169.4 million is guaranteed and $70.1 million is unguaranteed. There were five large loan relationships that were added to classified loans in the third quarter of 2024 which comprised 78.7% of the change in unguaranteed classified loans. The Company continues its focus on underwriting standards and credit quality in a high interest rate environment. Additionally, the Company actively considers changing economic conditions related to portfolio management.
Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is stressed and how the event has impacted the ability of the customer to repay the loan or lease long term. At September 30, 2024, the Company had a total of $14.3 million in loans modified in 2024 to borrowers experiencing financial difficulties, all of which remained current with $8.3 million on principal payment deferral.
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 50. At September 30, 2024, and December 31, 2023, Risk Grade 50 loans and leases, excluding loans measured at fair value, totaled $526.0 million and $599.2 million, respectively, for a decrease of $73.2 million. Relative to total held for investment unguaranteed exposure carried at historical cost at September 30, 2024 and December 31, 2023, unguaranteed Risk Grade 50 loans and leases decreased to 5.5% from 7.3%, respectively.

The largest year-to-date changes in Risk Grade 50 loans and leases carried at historical cost were within the following verticals:

September 30, 2024 vs. December 31, 2023 Increase (Decrease)
Vertical	$	%
Sponsor Finance	$30,017	41.0%
Healthcare	29,715	40.6
Veterinary	18,239	24.5
RV Parks	10,284	14.0
Commercial Real Estate Financing	7,535	10.3
Deathcare	6,511	8.9
Venture Banking	(6,157)	(8.4)
Agriculture	(6,817)	(9.3)
Educational Services	(7,242)	(9.9)
Fitness Centers	(9,380)	(12.8)
Government Contractors	(11,864)	(16.2)
Senior Housing	(30,611)	(41.8)
Bioenergy	(107,114)	(146.3)
Total of largest changes in Risk Grade 50 loans and leases	$(76,884)	(105.4)%

The decrease in Risk Grade 50 loans and leases, exclusive of loans measured at fair value, during the first nine months of 2024 was principally confined to 13 verticals, as reflected above. The primary driver for the decline in Risk Grade 50 loans and leases was a migration to improvement within the Senior Housing portfolio coupled with two large Bioenergy relationships moving to classified status in the third quarter of 2024. Of the above listed verticals, Sponsor Finance, Senior Housing, Government Contactors, Venture Banking and Commercial Real Estate Financing are within the Company’s Specialty Lending division, Bioenergy is within the Energy & Infrastructure division, and the remainder of the above listed verticals are within the Small Business Banking division.
At September 30, 2024, approximately 94.4% of loans and leases classified as Risk Grade 50 are performing with no relationships having payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
Allowance for Credit Losses on Loans and Leases
The ACL of $125.8 million at December 31, 2023, increased by $42.9 million, or 34.1%, to $168.7 million at September 30, 2024. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.5% and 1.8% at December 31, 2023 and September 30, 2024, respectively. The increase in the ACL during the first nine months of 2024 was primarily the result of specific reserve changes on individually evaluated loans and continued growth of the loan and lease portfolio. See also the above section captioned “Provision for Credit Losses” in “Results of Operations” for related information.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have increased by $174.0 million since December 31, 2023. Total loans and leases 90 or more days past due increased $70.9 million, or 56.9%, compared to December 31, 2023. This increase was comprised of a $917 thousand decrease in unguaranteed exposure combined with an offsetting $71.8 million increase in the guaranteed portion of past due loans compared to December 31, 2023. At September 30, 2024 and December 31, 2023, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 1.8% and 0.8%, respectively. Total unguaranteed loans and leases past due were comprised of $104.8 million carried at historical cost, an increase of $67.1 million, and $12.8 million measured at fair value, an increase of $3.0 million, as of September 30, 2024 compared to December 31, 2023. Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $168.7 million at September 30, 2024 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Unaudited Condensed Consolidated Financial Statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit, FHLB advances and Federal Reserve Discount Window. A primary tool in the Company's liquidity management process is the utilization of an Outflow Coverage Ratio (“OCR”) model to stress outflows in various scenarios with targeted days of liquidity coverage. At September 30, 2024, the total amount of these four liquidity source items was $4.36 billion, or 34.6% of total assets, a decrease of 3.2% of total assets from $4.26 billion, or 37.8% of total assets, at December 31, 2023.
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
At September 30, 2024, none of the investment securities portfolio was pledged to secure public deposits or pledged to retail repurchase agreements, leaving $1.23 billion available to be pledged as collateral.
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

Asset/Liability Management and Interest Rate Sensitivity
One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure the repricing differences, or interest rate gaps, between interest-earning assets and interest-bearing liabilities, across various time periods. As of September 30, 2024, the balance sheet’s total cumulative gap position was 3.1%, meaning that over the entire life of the Company's assets and liabilities, more assets will reprice than liabilities. For further information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, or growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of instantaneous parallel interest rate shocks applied to a static balance sheet and non-parallel interest rate shocks applied to a dynamic balance sheet to measure interest rate risk. As of September 30, 2024, the Company’s interest rate risk profile is asset-sensitive under the instantaneous parallel interest rate shock scenarios applied to a static balance sheet. For more information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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

Capital amounts and ratios as of September 30, 2024, and December 31, 2023, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - September 30, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,039,521	11.19%	$418,224	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,156,496	12.44	743,509	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	1,039,521	11.19	557,632	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	1,039,521	8.60	483,345	4.00	N/A	N/A
Bank - September 30, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,007,058	11.17%	$405,866	4.50%	$586,251	6.50%
Total Capital (to Risk-Weighted Assets)	1,120,642	12.43	721,539	8.00	901,924	10.00
Tier 1 Capital (to Risk-Weighted Assets)	1,007,058	11.17	541,154	6.00	721,539	8.00
Tier 1 Capital (to Average Assets)	1,007,058	8.39	480,148	4.00	600,185	5.00
Consolidated - December 31, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$960,433	11.73%	$368,549	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,063,157	12.98	655,198	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	960,433	11.73	491,399	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	960,433	8.58	447,561	4.00	N/A	N/A
Bank - December 31, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$823,478	10.40%	$356,426	4.50%	$514,837	6.50%
Total Capital (to Risk-Weighted Assets)	922,876	11.65	633,646	8.00	792,057	10.00
Tier 1 Capital (to Risk-Weighted Assets)	823,478	10.40	475,234	6.00	633,646	8.00
Tier 1 Capital (to Average Assets)	823,478	7.41	444,480	4.00	555,600	5.00

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 3.1% as of September 30, 2024, indicating that, overall, over the expected life of the instruments, assets will reprice before liabilities.
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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending September 30, 2025 and 2026, and the Company’s EVE sensitivity at September 30, 2024. The simulation uses projected repricing of assets and liabilities at September 30, 2024, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, changes in deposit pricing, both in amount and timing, relative to changes in market rates (commonly referred to as deposit betas and lags, respectively) and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, actual future activity may differ from the results shown below as it will include growth considerations, non-parallel rate movements, and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending September 30, 2025	12 Months Ending September 30, 2026	As of September 30, 2024
+400	9.7%	6.7%	(19.4%)
+300	7.4	5.2	(14.4)
+200	5.1	3.6	(9.2)
+100	2.5	1.8	(4.5)
-100	(2.5)	(1.7)	4.4
-200	(4.4)	(3.1)	8.9
-300	(5.6)	(4.1)	13.8
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2024, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2024, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of September 30, 2024, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: November 5, 2024	By:	/s/ Walter J. Phifer
Walter J. Phifer
Chief Financial Officer