Form 10-K
period 2024-12-31
Live Oak Bancshares, Inc.
filed 2025-03-18
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2024, was approximately $1,203,104,831. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
As of March 17, 2025, there were 45,565,314 shares of the registrant’s voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2025 Annual Meeting of Shareholders, which the registrant plans to file subsequent to the date hereof, are incorporated by reference into Part III. Portions of the registrant's annual report to shareholders for the year ended December 31, 2024, which will be posted on the registrant's website and furnished to the SEC subsequent to the date hereof, are incorporated by reference into Part II.

Live Oak Bancshares, Inc.
Annual Report on Form 10-K
December 31, 2024

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
•the impacts of any pandemic or public health situation, on trade (including supply chains and export levels), travel, employee productivity and other economic activities that may have a destabilizing and negative effect on financial markets, economic activity and customer behavior;
•a reduction in or the termination of the Company’s ability to use the technology-based platform that is critical to the success of the Company’s business model or to develop a next-generation banking platform, including a failure in or a breach of the Company’s operational or security systems or those of its third-party service providers;
•risks relating to the material weakness we identified in our internal control over financial reporting;
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
•other risk factors listed from time to time in reports that the Company files with the U.S. Securities and Exchange Commission, or the SEC, including those described under “Risk Factors” in this Report; and
•the Company’s success at managing the risks involved in the foregoing.
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
The Company's voting common stock trades on the New York Stock Exchange LLC (the “NYSE”) under the symbol “LOB.” As of January 31, 2025, there were 207 holders of record of the Company's voting common stock. The Company's principal executive office is located at 1741 Tiburon Drive, Wilmington, North Carolina 28403, telephone number (910) 790-5867. The Company maintains a website at www.liveoak.bank. Documents available on the website include: (i) the Company's Code of Ethics and Conflict of Interest Policy; (ii) charters for the Audit, Risk, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors, and (iii) the Company’s Corporate Governance Guidelines. These documents also are available in print to any shareholder who requests a copy. Except as otherwise expressly stated in these documents, the information contained on our website or available by hyperlink from our website is not part of this Report and is not incorporated into this Report or any other documents we file with, or furnish to, the SEC.
In addition, available free of charge through the Company's website is the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. These filings are also accessible on the SEC’s website at www.sec.gov.
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
Demographics
As of December 31, 2024, the Company had 1,008 full-time employees, 17 part-time employees and 27 independent contractors. None of the Company’s employees are covered by a collective bargaining agreement, and management considers relations with employees to be good.
Human Capital and Workplace Initiatives
The Company strives to foster a welcoming, supportive, and equitable environment for all employees. To accomplish this, the Company focuses on engagement, awareness, training, accountability, education, and communication. During 2024, the Company continued to support programming through its Employee Resource Groups (“ERG”) and interest groups. These employee-led networks, which are voluntary and open to all employees, provide community and connection through shared interests and experiences. The Company’s human capital initiatives are both internally and externally focused. The Company and ERG leadership and membership remain committed to celebrating and supporting a wide variety of locally owned small business through on-campus events that showcase a broad range of entrepreneurs in the surrounding communities. Our commitment to providing and enhancing a support infrastructure for people with underrepresented backgrounds remains a strategic initiative. The Company intends to continue to identify, monitor and measure meaningful equal opportunity goals, to foster a welcoming environment through education, communication and recruiting efforts, and to provide support so that all employees have the resources and relationships they need to be successful and thrive.
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
Flexibility is an important contributor to employee engagement and job satisfaction. While we value the presence of employees at our Wilmington headquarters, our 100% cloud-based operations allow our people to transition nimbly between remote working and in-person as personal circumstances require with no material effect on our operations or customer experience.
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
Professional Development and Training
We believe training and professional development for our employees has a positive impact on employee retention, customer experience and, ultimately, shareholder value. The Company has certain training programs and resources in place to meet the needs of various roles, skill sets, and departments across the Company, including:
•Internally and externally led manager training and professional development;
•Internally led “lunch and learn” meetings for role-specific skills;
•Internally led credit committee meetings open to all employees for participation;
•Web-based learning modules and training for personal and professional development, skill-based learning, leadership development, and management functions;
•Formal cross-department teams tasked with technology, initiative roll-outs, and change management; and
•Tuition reimbursement for job-specific certifications and required continuing education.
Communication and Engagement
We believe that the Company’s success and the ultimate creation of long-term value for shareholders begins with employees understanding how their work contributes to the Company’s overall strategy. To this end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including:
•Periodic company-wide “all hands” meetings;
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
Subsidiaries
In addition to the Bank, Bancshares directly or indirectly held the following wholly owned material subsidiaries as of December 31, 2024:
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
The Company’s operations are managed along one significant operating segment. For further discussion, see the section captioned “Business Segment” within Note 1. Organization and Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

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
As a result of the 2024 presidential and congressional elections, control of the White House and Congress shifted to the Republican Party in January 2025. The new administration has taken action in its first several weeks in office that indicate its intention to generally reduce federal regulation of the financial services industry. For example, on February 8, 2025, the acting director of the Consumer Financial Protection Bureau (the “CFPB”) issued a notice to its staff to cease all supervision and examination activity. It is currently unknown what, if any, of the CFPB’s policies or directives will continue. Congress or the federal bank regulatory agencies may modify or rescind rule making and regulatory guidance issued under the prior administration. However, the timing and impact of any changes to the regulatory, enforcement, and supervisory priorities of the federal bank regulatory agencies is not known at this time. Changes in applicable law or regulation, and in their application by regulators, may have a material effect on the business of the Company and the Bank. The Company and the Bank will continue to closely monitor developments and changes.
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
Payment of Dividends and Other Restrictions
Bancshares is a legal entity separate and distinct from the Bank. While there are various legal and regulatory limitations under federal and state law on the extent to which banks can pay dividends or otherwise supply funds to holding companies, a principal source of cash flows for Bancshares is dividends from the Bank. The relevant federal and state regulatory agencies have authority to prohibit a state bank or bank holding company, which would include the Bank and Bancshares, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of a bank, be deemed to constitute an unsafe or unsound practice in conducting its business.

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
At December 31, 2024, the Company's risk-based capital ratios, as calculated under applicable capital standards were 11.04% common equity Tier 1 capital to risk weighted assets, 11.04% Tier 1 capital to risk weighted assets, and 12.29% total capital to risk weighted assets.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average total on-balance sheet assets, less goodwill and certain other intangible assets, of 4% for bank holding companies. Bancshares’ ratio at December 31, 2024 was 8.21% compared to 8.58% at December 31, 2023. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities.
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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2024, Live Oak Bank had capital levels that qualify as “well capitalized” under the applicable regulations.
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
A bank that is not “well capitalized” is also subject to certain limitations relating to brokered deposits. If a bank is not well-capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions will govern the rate the institution may pay on the brokered deposits. At December 31, 2024, Live Oak Bank was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits.
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
The FDIC has set the minimum required Community Bank Leverage Ratio (“CBLR”) at 9%. A qualifying community banking organization may elect to use the CBLR framework if its CBLR is greater than 9%. A qualifying community banking organization that has chosen the proposed framework is not required to calculate the existing risk-based and leverage capital requirements. A bank is also considered to have met the capital ratio requirements to be well capitalized for the agencies’ prompt corrective action rules provided it has a CBLR greater than 9%. The Company has not elected to implement the CBLR framework at this time.
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

Live Oak Bank’s insurance assessments during 2024 and 2023 were $10.8 million and $16.7 million, respectively. In conjunction with the Amended Restoration Plan, the FDIC Board increased deposit insurance assessment rates by two basis points for all insured depository institutions, effective in 2023. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
The law also gives the FDIC enhanced discretion to set assessment rate levels. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Company and the Bank. Management cannot predict what insurance assessment rates will be in the future.
Privacy and Data Security
We are subject to complex and evolving laws and regulations governing the privacy and security of personal information associated with consumers, prospective, current and former customers, employees and contractors, and other individuals. For example, financial institutions are required by the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLBA”) to disclose certain information to consumers regarding their privacy and security practices with respect to personal information. The GLBA imposes additional requirements, including restrictions on when and to which entities financial institutions may disclose personal information and how personal information can be used, as well as data security requirements. Another example of a federal privacy law with which we must comply is the Fair Credit Reporting Act, which imposes requirements on our use of consumer reports.
In addition to federal privacy and data security laws and regulations, numerous state laws and regulations govern the privacy and security of personal information, and state legislatures have been actively considering and enacting new legislation. For example, some states have enacted financial privacy laws and regulations that are similar to the GLBA’s privacy requirements. Many states have enacted comprehensive privacy laws, such as the California Consumer Privacy Act. To the extent applicable, these laws and regulations may impose additional and/or different requirements than federal law, may present implementation challenges, could be an enforcement priority for the state regulators, and could generate increased lawsuits by consumers and other individuals.
We are also subject to laws and regulations governing how we respond to data breaches, cybersecurity incidents, and similar matters. At the federal level, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice addresses financial institutions’ notification of customers and regulators when unauthorized access to sensitive customer information occurs.
The U.S. federal bank regulatory agencies have also established computer-security incident notification requirements for banking organizations and bank service providers. A bank holding company, such as Bancshares, and an FDIC-supervised depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, as soon as possible and no later than 36 hours after a determination that a computer-security incident that rises to the level of a notification incident has occurred. A notification incident may include a major computer-system failure; a cyber-related interruption, such as a distributed denial of service or ransomware attack; or another type of significant operational interruption.
SEC rules also require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy, and governance. See Item 1C. Cybersecurity for additional information.
In addition to our obligation to address federal standards related to data breaches, cybersecurity incidents, and similar matters, all fifty states have enacted breach notification laws. State breach notification laws often present additional or different notification requirements than those arising under federal law. Evaluating and addressing our obligations under these laws adds complexity to our incident response process, and the nature of these laws may present compliance challenges.
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

Federal Home Loan Bank System
The Federal Home Loan Bank (the “FHLB”) System consists of 11 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (the “FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $7.8 million at December 31, 2024. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.
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
The Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports relating to such agreements must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory Community Reinvestment Act rating in its latest Community Reinvestment Act examination. The Bank received an “Outstanding” rating in its last Community Reinvestment Act examination, which was conducted as of December 28, 2021.
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
As of December 31, 2024, the Bank's C&D concentration as a percentage of bank capital totaled 65.0% and the Bank's CRE concentration, excluding owner-occupied loans, as a percentage of capital totaled 198.9%.

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

Dodd-Frank Act
The Dodd-Frank Act was signed into law in 2010 and implemented many changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. Pursuant to the Dodd-Frank Act, the Financial Stability Oversight Council (the “FSOC”) was created and is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. Under the Dodd-Frank Act, the CFPB was also created as a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and that such markets are fair, transparent and competitive. However, as noted above, the acting director of the CFPB instructed its staff to cease all supervision and examination activity. It is not currently known what, if any, of the CFPB’s policies or directives will continue.
The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies and banks with $10 billion or more in total consolidated assets. As of December 31, 2024, the Company and the Bank each had total assets of $12.94 billion and $12.86 billion, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Impact of Asset Growth.
Federal and State Taxation
Bancshares and its subsidiaries file a consolidated federal income tax return and various state tax returns on either a consolidated or separate entity basis as required by state-specific tax regulations. All the returns are filed on a calendar year basis. Consolidated income tax returns have the effect of eliminating intercompany income and expense, including dividends, from the computation of consolidated taxable income for the taxable year in which the items occur. In accordance with an income tax sharing agreement, income tax charges or credits are allocated among Bancshares and its subsidiaries on the basis of their respective taxable income or taxable loss that is included in the consolidated income tax return.
Banks and bank holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), with some modifications required by state law for computing state taxable income. Although the Company’s federal income tax liability is determined under provisions of the Code, which is applicable to all taxpayers, Sections 581 through 597 of the Code provide special rules that apply specifically to financial institutions.
Management continues to explore investments that generate investment tax credits and as a result there can be no assurance as to the actual effective rate because it will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.
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
•We have identified a material weakness in our internal control over financial reporting which, if not remediated appropriately or in a timely manner, could result in a loss of investor confidence and adversely impact the trading price of our securities.
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
•Adverse developments or concerns affecting the financial services industry or specific financial institutions could adversely affect our financial condition and results of operations.
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
We anticipate that gains on the sale of loans will comprise a meaningful component of our revenue in 2025. We sell the guaranteed portion of some of our SBA 7(a) loans in the secondary market. These sales have resulted in premium income for us at the time of sale and created a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we continue to have credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we recognize a loss and/or recovery related to the non-guaranteed portion. However, if the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our business, results of operations and financial condition.
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
The technology-based lending platform that is pivotal to our success is dependent on the use of intellectual property owned by third parties. We or our vendors license the use of this intellectual property from others. This third-party intellectual property may not continue to be available to us on commercially reasonable terms or at all. We can offer no assurance that we will be able to renew or maintain technology licenses on terms that are acceptable. Termination of these licenses or the reduction or elimination of our licensed rights may result in our having to negotiate new licenses with less favorable terms, or the inability to obtain access to such licensed technology at all.
We also rely on vendors and third parties to provide software and other services that are important to the operation of our next-generation banking platform. Our future strategy and success depend on our ability to access to these technology services and successfully implement them. If this technology is not successfully developed and implemented at our Bank, if we were to lose access to any of this technology, or if we were only able to access the technology on less favorable terms, we would not be able to offer our customers the next-generation banking platform services that we intend to offer, and our business, financial condition, results of operations and prospects could be materially and adversely affected.
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

We have identified a material weakness in our internal control over financial reporting which, if not remediated appropriately or in a timely manner, could result in a loss of investor confidence and adversely impact the trading price of our securities.
As disclosed in Part II - Item 9A. Controls and Procedures, management has identified a material weakness in our internal control over financial reporting. As a result, management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2024. The Company is currently working to remediate the material weakness. However, there can be no assurance that these remediation efforts will be successful. In addition, these remediation efforts will place a burden on management and may result in additional expenses.
If we are unable to remediate this material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, result in violations of applicable securities laws, result in an inability to meet NYSE listing requirements, negatively affect investor confidence in the accuracy and completeness of our financial statements, and adversely impact the trading price of our securities.

The fair value of our investment securities can fluctuate due to factors outside of our control.
As of December 31, 2024, the fair value of our available for sale securities portfolio was approximately $1.25 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, monetary tapering actions by the Federal Reserve, and changes in market interest rates and potential instability in the capital markets. Any of these factors, among others, could cause impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects, as well as the value of our common stock. The process for determining whether a security is reported at the proper carrying amount usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our inability to accurately predict the future performance of an issuer or to efficiently respond to changing market conditions could result in a decline in the value of our investment securities portfolio, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, adjustments to the ACL on available-for-sale investment securities would negatively affect the Company’s earnings and regulatory capital ratios.

Our ACL may prove to be insufficient to absorb lifetime losses on loans, leases and off-balance sheet credit exposures.
We maintain allowances for credit losses on loans, leases, and off-balance sheet credit exposures. The ACL on loans and leases are contra-asset valuation accounts that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, such as committed, but as of yet unfunded loans, the ACL is a liability account reported as an other liability in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of ACL inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers; new information regarding existing loans and loan commitments; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans and off-balance sheet credit exposures. In addition, bank regulatory agencies periodically review our ACL and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans or off-balance sheet credit exposures in future periods exceed our allowances for credit losses on loans or off-balance sheet credit exposures, we will need to recognize additional credit loss expense. Any increase in the ACL on loans and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations. See Note 1. Organization and Summary of Significant Accounting Policies to the consolidated financial statements for further discussion related to our process for determining the appropriate level of the ACL.
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
We anticipate that gains on the sale of loans will continue to comprise a meaningful component of our revenue in 2025. The determination of gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs. The value of retained unguaranteed loans and servicing rights is determined as described above. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in the assumptions used to compute gains on sale of loans could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability.

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
In connection with our banking business, we take title to real estate collateral from time to time through foreclosure or otherwise in connection with efforts to collect debts previously contracted. Such real estate is referred to as other real estate owned (“OREO”). As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. The amount of OREO we hold may increase due to various economic conditions or other factors. Any additional increase in losses and maintenance costs and other expenses due to OREO may have a material adverse effect on our business, results of operations and financial condition. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and other expenses, and reduce our ultimate realization from any OREO sales. In addition, at the time of acquisition of the OREO we are required to reflect its fair market value in our financial statements. If the OREO declines in value subsequent to its acquisition, we are required to recognize a loss. As a result, declines in the value of our OREO will have a negative effect on our business, results of operations and financial condition. As of December 31, 2024, we had three OREO properties with an aggregate carrying value of $1.9 million.
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
Our investments in financial technology companies and initiatives, including our investment in Apiture, subject us to material financial, reputational and strategic risks.
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
As of December 31, 2024, the carrying amount of our investment in Apiture was $53.1 million. Apiture's future success will depend on its ability to develop, sell and deliver new or enhanced solutions to financial institution clients; however, these solutions and related services may not be attractive to existing or prospective clients. In addition, promoting, selling and delivering these new and enhanced solutions may require increasingly costly sales, marketing and implementation efforts. We also anticipate that Apiture will face challenges from its current competitors, which in many cases are more established and enjoy greater resources than it does, as well as by new entrants into the industry. If Apiture is not able to successfully execute its business plan, then the value of our investment in Apiture could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Apiture’s digital banking solution requires sophisticated software and computing systems that may encounter development delays or software defects. Defects in Apiture’s software offerings or delays in the development of such software could result in unforeseen costs, diversion of technical and other resources, loss of credibility with existing and potential clients or reputational harm, any of which could materially adversely affect our business, results of operations and financial condition.

Our subsidiary Canapi Advisors was an investment advisor to Canapi Ventures, a series of funds focused on providing venture capital to new and emerging financial technology companies. Canapi Ventures invests in early to growth-stage companies that may include companies that utilize advanced science, technology, engineering and/or mathematics to innovate in the financial technology market. Investments in these companies involve a high degree of business and financial risk that can result in substantial losses. These companies may be unseasoned, unprofitable or have no established operating histories or earnings and may lack technical, marketing, financial and other resources. These companies often have the need for substantial additional capital to support expansion or to achieve or maintain a competitive position. Less established companies tend to have lower capitalization and fewer resources and, therefore, are often more vulnerable to financial failure. These companies may be dependent upon the success of one product or service, a unique distribution channel, or the effectiveness of a manager or management team. The failure of this one product, service or distribution channel, or the loss or ineffectiveness of a key executive or executives within the management team may have a materially adverse impact on such companies. Such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities and a larger number of qualified managerial and technical personnel.
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
We invest in and/or finance certain tax-advantaged projects promoting renewable energy sources and affordable housing for low- and moderate-income tenants. Our investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. We utilize an investment tax credit for the installation of certain solar power facilities. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be fully realized. The possible inability to realize these tax credits and other tax benefits can have a negative impact on our financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside of our control, including changes in the applicable provisions of the tax code and the ability of the projects to be completed and properly managed. In addition, we make loans through the REAP of the USDA, which provides guaranteed loan financing and grant funding to agricultural producers and rural small businesses for renewable energy systems or to make energy-efficient improvements. Any changes to applicable provisions of the tax code or other developments could adversely impact demand for these loans even where we are not utilizing an investment tax credit.
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
As of January 31, 2025, our directors and executive officers and their related entities own, in the aggregate, approximately 23.3% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of the Company or its assets. This concentration of ownership could limit the ability of other shareholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding stock by our executive officers and directors and related entities, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this Report.
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
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose additional requirements on bank holding companies with total assets of at least $10 billion. In addition, banks with total assets of at least $10 billion are primarily examined by the CFPB with respect to federal consumer protection laws and regulations. In the first quarter of 2023, the Company and the Bank each first exceeded $10 billion in total assets. As of December 31, 2024, the Company and the Bank had total assets of $12.94 billion and $12.86 billion, respectively. As a result, we are subject to additional requirements including, but not limited to, establishing a dedicated risk committee of our Board, calculating our FDIC deposit insurance assessment using the large bank pricing rule and more frequent regulatory examinations. We have incurred significant expenses in connection with these compliance obligations and expect to continue to incur expenses to address heightened regulatory requirements. These additional regulatory requirements and increased compliance expenses could have a material adverse effect on our business, financial condition and results of operations.
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
Adverse developments or concerns affecting the financial services industry or specific financial institutions could adversely affect our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system, deposit volatility, liquidity issues, stock price volatility, increased regulatory scrutiny and other adverse developments.

Similarly, inflation and rapid increases in interest rates have led to a decline in the fair value of previously issued government securities with interest rates below current market interest rates. Any sale of investment securities that are held in an unrealized loss position by financial institutions for liquidity or other purposes will cause actual losses to be realized. There can be no assurance that there will not be bank failures or issues such as liquidity concerns in the broader financial services industry or in the U.S. financial system as a whole. Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices, and credit availability for financial institutions without regard to their underlying financial strength.

Any of these impacts, or any other impacts resulting from the events described above, could have a material adverse effect on our liquidity and our current and/or projected business operations and financial condition and results of operations.
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
Live Oak Bancshares, Inc. had 45,403,593 shares of common stock outstanding at January 31, 2025. In addition, as of January 31, 2025, there were outstanding options to purchase 287,671 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale. Also, as of January 31, 2025, there were 2,016,375 outstanding restricted stock units that vest over time that, when vested, will result in additional shares becoming available for sale. A large portion of these shares, options and restricted stock units are held by a relatively small number of persons. Sales by these holders of a substantial number of shares could significantly reduce the market price of our common stock.
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
Shares of Live Oak Bancshares, Inc.’s common stock are voting securities for purposes of the BHCA. The BHCA generally requires regulatory approval before any individual or company may acquire 25% or more of any class of Live Oak Bancshares, Inc.’s common stock, and such regulatory approval may be required under certain circumstances if a person, company or group acting in concert acquires 10% or more, but less than 25% of Live Oak Bancshares, Inc.’s common stock. Holders of our common stock should consult their own counsel with regard to regulatory implications.
Anti-takeover provisions could adversely affect Live Oak Bancshares, Inc. shareholders.
In some cases, shareholders would receive a premium for their shares if Live Oak Bancshares, Inc. were acquired by another company. However, state and federal law and Live Oak Bancshares, Inc.’s articles of incorporation and bylaws make it difficult for anyone to acquire the Company without approval of the Live Oak Bancshares, Inc.’s board of directors. For example, Live Oak Bancshares, Inc.’s articles of incorporation require a supermajority vote of two-thirds of our outstanding common stock in order to effect a sale or merger of the Company in certain circumstances. Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.
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

Office	Address	Year Opened	Approximate Square Footage	Owned or Leased
Wilmington, NC Main Offices	1741 Tiburon Dr	2013	36,000	Owned
	1757 Tiburon Dr	2015	55,000
	1805 Tiburon Dr	2019	64,000
	1811 Tiburon Dr	2019	24,000
	1817 Tiburon Dr	2024	67,000
Santa Rosa, CA Office	100 B St Ste. 100	2015	2,386	Leased
Roseville, CA Office	1223 Pleasant Grove Blvd Ste. 120	2016	1,416	Leased
Wilmington Flight Operations	1890 Trask Dr	2017	25,500	Owned
Rocky Mount, NC Office	210 Bryant St, Ste. A	2020	1,698	Leased
Wilmington, NC Office	106 Market Street, Ste. 200	2021	5,110	Leased
Charlotte, NC Office	1018 Jay Street, Ste. 300	2023	7,645	Leased
The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its operational needs.
Item 3.LEGAL PROCEEDINGS
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of December 31, 2024, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on its business, operating results or financial condition.
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
Holders
As of January 31, 2025, there were 45,403,593 voting shares outstanding and 207 holders of record for Bancshares’ common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Stock Performance Graph
The stock performance graph required by Item 201(e) of Regulation S-K is incorporated into this Report by reference from Bancshares annual report to shareholders for the year ended December 31, 2024, which will be posted on the Company’s website and furnished to the SEC subsequent to the date of this Report. The stock performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following presents management’s discussion and analysis (“MD&A”) of the more significant factors that affected the Company's financial condition and results of operations for the year ended December 31, 2024 as compared to December 31, 2023. For a comparison of 2023 results to 2022 and other 2022 information not included herein, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of the 2023 Form 10-K filed with the SEC on February 22, 2024. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
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
As of December 31, 2024, the Company’s wholly owned material subsidiaries were the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”) and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining at the Company’s Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors, LLC (“Canapi Advisors”) was a wholly owned subsidiary providing investment advisory services to a series of funds (the “Canapi Funds”) focused on providing venture capital to new and emerging financial technology companies. During the third quarter of 2024, the Canapi Funds were restructured and Canapi Advisors voluntarily withdrew as an investment advisor to the funds. Canapi Advisors was subsequently dissolved in the fourth quarter of 2024. As of December 31, 2024, Live Oak Ventures consolidated its investment in Synply, Inc. as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions and discloses the non-controlling interest according to the Company’s consolidation policy.
As of December 31, 2024, the Bank’s wholly owned subsidiaries were Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), Live Oak Private Wealth, LLC (“Live Oak Private Wealth”) and Tiburon Land Holdings, LLC (“TLH”). Live Oak Number One, Inc. holds properties foreclosed on by the Bank. LOCEF provides financing to entities for renewable energy applications. Live Oak Private Wealth provides high-net-worth individuals and families with strategic wealth and investment management services. During the first quarter of 2022, Jolley Asset Management, LLC (“JAM”) was merged into Live Oak Private Wealth. JAM was previously a wholly owned subsidiary of Live Oak Private Wealth. TLH holds land adjacent to the Bank's headquarters consisting of wetlands and other protected property for the use and enjoyment of the Bank's employees and customers.

The Company generates revenue primarily from net interest income and secondarily through the origination and sale of government guaranteed loans. Income from the retention of loans consists principally of interest income. Income from the sale of loans consists of loan servicing revenue and revaluation of related servicing assets along with net gains on sales of loans. Offsetting these revenues are the cost of funding sources, provision for credit losses, any costs related to foreclosed assets and other operating costs such as salaries and employee benefits, travel, professional services, advertising and marketing and tax expense. The Company also has less routinely generated gains and losses arising from its financial technology investments.

Executive Summary
The table below sets forth selected consolidated financial data as of the dates or for the periods indicated.

	As of and for the Year Ended December 31,
	2024	2023	2022
Income Statement Data
Net income attributable to Live Oak Bancshares, Inc.	$77,474	$73,898	$176,208
Per Common Share
Net income, diluted	$1.69	$1.64	$3.92
Dividends declared	0.12	0.12	0.12
Book value	22.12	20.23	18.41
Tangible book value (1)	22.05	20.15	18.32
Performance Ratios
Return on average assets	0.65%	0.69%	1.96%
Return on average equity	7.94	8.66	21.92
Net interest margin	3.27	3.35	3.87
Efficiency ratio (1)	62.89	70.65	55.57
Noninterest income to total revenue	24.77	24.45	42.09
Dividend payout ratio	6.97	7.20	2.99
Selected Loan Metrics
Loans and leases originated	$5,155,244	$3,946,873	$4,007,621
Outstanding balance of sold loans serviced	4,715,895	4,238,328	3,481,885
Asset Quality Ratios
Allowance for credit losses to loans and leases held for investment (2)	1.69%	1.53%	1.41%
Net charge-offs (2)	$46,692	$21,373	$7,961
Net charge-offs to average loans and leases held for investment (2) (3)	0.52%	0.28%	0.14%

Nonperforming loans and leases at historical cost (2)
Unguaranteed	$81,412	$39,285	$18,784
Guaranteed	222,885	95,678	54,608
Total	304,297	134,963	73,392
Unguaranteed nonperforming historical cost loans and leases, to loans and leases held for investment (2)	0.82%	0.48%	0.27%

Nonperforming loans at fair value (4)
Unguaranteed	$9,115	$7,230	$6,678
Guaranteed	54,873	41,244	38,212
Total	63,988	48,474	44,890
Unguaranteed nonperforming fair value loans to loans held for investment (4)	2.77%	1.86%	1.35%
Consolidated Capital Ratios
Common equity tier 1 capital (to risk-weighted assets)	11.04%	11.73%	12.47%
Tier 1 leverage capital (to average assets)	8.21	8.58	9.26
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

The following is a summary of the Company's financial highlights and events for 2024:
•Record year of loan production with total loans and leases held for sale and investment increasing by $1.56 billion, or 17.3%. Total loan originations in 2024 were $5.16 billion compared to $3.95 billion in 2023, an increase of 30.6%. Substantial loan production in 2024 was the primary driver of growth in total assets which increased to $12.94 billion at December 31, 2024 as compared to $11.27 billion at December 31, 2023, for an increase of $1.67 billion, or 14.8%.
•Supporting loan growth, total deposits increased by $1.49 billion, or 14.5%, to $11.76 billion at the end of 2024.
•Net income attributable to Live Oak Bancshares, Inc. increased $3.6 million, or 4.8%, from $73.9 million, or $1.64 per diluted share, to $77.5 million, or $1.69 per diluted share, largely due to the following items.
•Net interest income increased by $30.6 million, or 8.9%, largely the result of robust loan growth, partially offset by higher funding costs which were reflected in a decline in net interest margin to 3.27% for 2024 as compared to 3.35% for 2023.
•The provision for credit losses increased $44.9 million, or 87.5%, driven by record loan growth combined with the impacts of the current macroeconomic environment. Total nonperforming unguaranteed loans and leases as a percentage of total loans and leases held for investment, excluding loans measured at fair value, increased from 0.48% at the end of 2023 to 0.82% at the end of 2024. Net charge-offs as a percentage of average held for investment loans and leases carried at historical cost, for the years ended December 31, 2024 and 2023, were 0.52% and 0.28%, respectively.
•Increased total noninterest income of $12.0 million, or 10.8%, and decreased total noninterest expense of $8.6 million, or 2.7%. A detailed overview of key drivers of year-over-year changes in reported net income is outlined more fully in the opening to the section titled “Results of Operations.”

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

Results of Operations
The Company reported net income attributable to Live Oak Bancshares, Inc. of $77.5 million, or $1.69 per diluted share, for 2024 compared to $73.9 million, or $1.64 per diluted share, for 2023.
The increase in net income was largely due to the following items:
•Increased net interest income of $30.6 million, or 8.9%;
•Increased net gains on sales of loans of $14.4 million, or 30.8%, principally the result of higher loan sale volumes combined with improving premiums in 2024;
•Increased other noninterest income of $14.0 million, largely related to the combination of a $2.4 million gain from the sale of a building in the third quarter of 2024, a $6.7 million gain arising from the sale of one of the Company’s aircraft in the second quarter of 2024 and a $5.7 million gain in the first quarter of 2024 arising from the increased fair value of a certain equity warrant asset.
•Decreased impairment charges of $14.1 million, arising from a fourth quarter of 2023 renewable energy tax credit investment.
Key factors partially offsetting the year-over-year increase in net income were a combination of increased provision for credit losses of $44.9 million, increased net loss on the loan servicing asset revaluation of $17.0 million and increased salaries and employee benefits of $8.2 million.
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
For 2024, net interest income increased $30.6 million, or 8.9%, to $375.9 million compared to $345.3 million for 2023. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities offset by an increase in average cost of funds which exceeded the increase in average yield on interest-earning assets. Average interest-earning assets increased by $1.20 billion, or 11.6%, to $11.50 billion for 2024, compared to $10.30 billion for 2023, while the yield on average interest-earning assets increased 39 basis points to 7.07%. The cost of funds on interest-bearing liabilities for 2024 increased 52 basis points to 4.11%, and the average balance of interest-bearing liabilities increased by $1.08 billion, or 11.3%, over 2023. The increase in cost of funds was largely influenced by repricing of short-term certificates of deposit with the average cost of funds increasing from 3.31% in 2023 to 4.17% for in 2024.
The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth as well as maintenance of the Company's target liquidity profile. As indicated in the rate/volume table below, the overall increase discussed above is reflected in increased interest income of $124.1 million outpacing growth in interest expense of $93.5 million for 2024 compared to 2023. The net interest margin decreased from 3.35% for 2023 to 3.27% for 2024.
In January 2025, the Federal Reserve decided to maintain the federal funds upper target rate at 4.5%. The Federal Reserve released its most current federal funds target rate midpoint projections at its previous meeting in December 2024 which implied a decrease of approximately 50 basis points to 3.9% by the end of 2025. There can be no assurance that any further decreases or increases in the Federal Funds rate will occur, and if they do, the amount and timing of actual adjustments are subject to change. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for information about the Company’s sensitivity to interest rates.

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

	2024			2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$556,108	$29,118	5.24%	$584,691	$29,487	5.04%	$228,866	$3,465	1.51%
Federal funds sold	—	—	—	34,529	1,624	4.70	109,473	2,796	2.55
Investment securities	1,283,161	38,413	2.99	1,237,458	33,497	2.71	995,481	19,667	1.98
Loans held for sale	372,803	34,903	9.36	539,197	48,235	8.95	952,606	58,943	6.19
Loans and leases held for investment (1)	9,285,908	709,938	7.65	7,905,875	575,432	7.28	6,174,763	359,602	5.82
Total interest-earning assets	11,497,980	812,372	7.07	10,301,750	688,275	6.68	8,461,189	444,473	5.25
Less: Allowance for credit losses on loans and leases	(138,766)			(110,855)			(67,234)
Noninterest-earning assets	557,297			493,968			576,524
Total assets	$11,916,511			$10,684,863			$8,970,479
Interest-bearing liabilities:
Interest-bearing checking	$326,410	$17,692	5.42%	$231,413	$12,718	5.50%	$—	$—	—%
Savings	4,934,818	198,612	4.02	4,428,306	171,151	3.86	3,903,151	57,740	1.48
Money market accounts	131,636	739	0.56	125,279	721	0.58	100,684	303	0.30
Certificates of deposit	5,133,511	213,844	4.17	4,695,161	155,617	3.31	3,849,203	56,992	1.48
Total deposits	10,526,375	430,887	4.09	9,480,159	340,207	3.59	7,853,038	115,035	1.46
Other borrowings	94,512	5,580	5.90	61,743	2,763	4.48	122,946	1,937	1.58
Total interest-bearing liabilities	10,620,887	436,467	4.11	9,541,902	342,970	3.59	7,975,984	116,972	1.47
Noninterest-bearing deposits	239,078			215,327			125,062
Noninterest-bearing liabilities	80,549			74,046			65,619
Shareholders' equity	975,215			853,588			803,814
Non-controlling interest	782			—			—
Total liabilities and shareholders' equity	$11,916,511			$10,684,863			$8,970,479
Net interest income and interest rate spread		$375,905	2.96%		$345,305	3.09%		$327,501	3.78%
Net interest margin			3.27%			3.35%			3.87%
Ratio of average interest-earning assets to average interest-bearing liabilities			108.26%			107.96%			106.08%
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

	2024 vs. 2023			2023 vs. 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$1,100	$(1,469)	$(369)	$14,356	$11,666	$26,022
Federal funds sold	—	(1,624)	(1,624)	1,547	(2,719)	(1,172)
Investment securities	3,613	1,303	4,916	8,165	5,665	13,830
Loans held for sale	1,900	(15,232)	(13,332)	20,573	(31,281)	(10,708)
Loans and leases held for investment	31,529	102,977	134,506	102,422	113,408	215,830
Total interest income	38,142	85,955	124,097	147,063	96,739	243,802
Interest expense:
Interest-bearing checking	(211)	5,185	4,974	—	12,718	12,718
Savings	7,480	19,981	27,461	99,378	14,033	113,411
Money market accounts	(18)	36	18	310	108	418
Certificates of deposit	41,833	16,394	58,227	78,343	20,282	98,625
Other borrowings	1,116	1,701	2,817	2,678	(1,852)	826
Total interest expense	50,200	43,297	93,497	180,709	45,289	225,998
Net interest income	$(12,058)	$42,658	$30,600	$(33,646)	$51,450	$17,804
Provision for Credit Losses
The provision for credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the allowance for credit losses (“ACL”) on loans and leases at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan and lease portfolio. Beginning in the second quarter of 2024, expense related to off-balance sheet credit exposures was also included in the provision for credit losses in response to growth in the amount of loans with applicable off-balance sheet credit risk. See Note 1 under the subheading Allowance for Off-Balance Sheet Credit Exposures for additional information.
Losses inherent in loan relationships are mitigated if a portion of the loan is guaranteed by the SBA or USDA. Typical SBA 7(a) and USDA guarantees range from 50% to 90% depending on loan size and type, which serve to reduce the risk profile of these loans. The Company believes that its focus on compliance with regulations and guidance from the SBA and USDA are key factors to managing this risk.
For 2024, the provision for credit losses was $96.2 million compared to $51.3 million in 2023, an increase of $44.9 million. The 2024 increase in provision was primarily the result of record loan growth combined with the impacts of the current macroeconomic environment, which adversely affected some borrowers’ performance.
Loans and leases held for investment at historical cost were $9.90 billion as of December 31, 2024, an increase of $1.66 billion, or 20.1%, compared to December 31, 2023.
Net charge-offs for loans and leases carried at historical cost were $46.7 million, or 0.52% of average loans and leases held for investment at amortized cost, excluding loans measured at fair value, for 2024, compared to net charge-offs of $21.4 million, or 0.28%, for 2023, an increase of $25.3 million, or 118.5%. The increase in net charge-offs for 2024 was primarily related to an increase in activity within five verticals, Search Fund Lending, General Lending, Government Contracting, Community Facilities and Wine & Craft Beverage. The increase was largely due to the high interest rate environment and inflationary pressures, which increased financial strain on borrowers. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $9.1 million and $7.2 million accounted for under the fair value option at December 31, 2024 and 2023, respectively, totaled $81.4 million, which was 0.82% of the held for investment loan and lease portfolio carried at historical cost at December 31, 2024, compared to $39.3 million, or 0.48% of loans and leases held for investment carried at historical cost at December 31, 2023.
Noninterest Income
Noninterest income is principally comprised of net gains from the sale of SBA and USDA-guaranteed loans along with servicing revenue and related revaluation of the servicing asset. Revenue from the sale of loans depends upon the volume, maturity structure and rates of underlying loans as well as the pricing and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing asset revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds. Net gain (loss) on loans accounted for under the fair value option is also significantly impacted by changes in market rates, prepayment speeds and inherent credit risk. Other less consistent elements of noninterest income include gains and losses on investments.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,			2023/2024 Increase (Decrease)		2022/2023 Increase (Decrease)
	2024	2023	2022	Amount	Percent	Amount	Percent
Noninterest income
Loan servicing revenue	$31,535	$27,399	$25,359	$4,136	15.1%	$2,040	8.0%
Loan servicing asset revaluation	(12,155)	4,886	(16,577)	(17,041)	(348.8)	21,463	129.5
Net gains on sales of loans	60,899	46,545	43,244	14,354	30.8	3,301	7.6
Net gain (loss) on loans accounted for under the fair value option	2,403	(3,539)	1,046	5,942	167.9	(4,585)	(438.3)
Equity method investments (loss) income	(10,921)	(5,994)	144,250	(4,927)	(82.2)	(150,244)	(104.2)
Equity security investments gains (losses), net	553	(969)	3,355	1,522	157.1	(4,324)	(128.9)
Lease income	9,756	10,007	10,084	(251)	(2.5)	(77)	(0.8)
Management fee income	7,658	13,324	10,090	(5,666)	(42.5)	3,234	32.1
Other noninterest income	34,053	20,074	17,141	13,979	69.6	2,933	17.1
Total noninterest income	$123,781	$111,733	$237,992	$12,048	10.8%	$(126,259)	(53.1)%
Years ended December 31, 2024 vs. 2023
For 2024, noninterest income increased by $12.0 million, or 10.8%, compared to 2023. The increase over the prior year is primarily a result of higher servicing revenue of $4.1 million, increased net gains on sales of loans of $14.4 million, a $5.9 million increase in the net gain on loans accounted for under the fair value option and increased other noninterest income of $14.0 million. The increase in other noninterest income was largely related to the previously mentioned $2.4 million gain from the sale of a building in the third quarter of 2024 combined with a $6.7 million gain arising from the sale of one of the Company’s aircraft in the second quarter of 2024 and a $5.7 million gain in the first quarter of 2024 arising from the increased fair value of a certain equity warrant asset. Partially offsetting the increase in total noninterest income over the prior year-to-date period were higher losses of $17.0 million related to the servicing asset revaluation, $4.9 million in higher flow-through losses of equity method investments and a $5.7 million decrease in management fee income due to the restructuring of the Canapi Funds in the third quarter of 2024.

The tables below reflect loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold that are being serviced. These components are key drivers of the Company's noninterest income.

	Three months ended December 31,		Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Amount of loans and leases originated	$1,421,118	$981,703	$1,757,856	$1,073,255	$1,171,141	$861,033	$805,129	$1,030,882
Guaranteed portions of loans sold	277,546	239,066	266,307	225,585	250,466	245,074	186,654	167,826
Outstanding balance of guaranteed loans sold (1)	3,379,477	2,986,959	3,300,524	2,909,343	3,177,629	2,808,200	3,057,641	2,695,757

	Years ended December 31,
	2024	2023	2022	2021	2020
Amount of loans and leases originated	$5,155,244	$3,946,873	$4,007,621	$4,480,725	$4,450,198
Guaranteed portions of loans sold	980,973	877,551	580,889	668,462	542,596
Outstanding balance of guaranteed loans sold (1)	3,379,477	2,986,959	2,668,110	2,756,915	2,819,625
(1)This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Asset Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, ancillary income, prepayment speeds and default rates and losses, with prepayment speed and discount rate being the most sensitive assumptions. For 2024, there was a net loss on loan servicing asset revaluation of $12.2 million compared to a net gain of $4.9 million for 2023, resulting in a negative change of $17.0 million. The negative change in valuation of the servicing asset compared to 2023 was principally the result of the third quarter of 2023 change in valuation techniques used to estimate the fair value of servicing rights.
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

At December 31, 2024, the key assumptions used to determine the fair value of the Company’s servicing rights included a weighted average prepayment speed equal to 15.6% and a weighted average discount rate equal to 13.5%. The table below reflects the sensitivity of the current fair value of servicing assets to immediate adverse changes in the above key assumptions with all other assumptions remaining static:

	As of December. 31, 2024	As of December. 31, 2023
Fair value of servicing rights	$55,788	$48,186
	Incremental Increase (Decrease) in Value	Incremental Increase (Decrease) in Value
Prepayment Speed
20% increase	($3,459)	($2,815)
10% increase	(1,785)	(1,452)
Discount Rate
200 basis point increase	(2,603)	(2,186)
100 basis point increase	(1,331)	(1,117)
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
Net Gains on Sales of Loans: For 2024, net gains on sales of loans increased $14.4 million, or 30.8%, compared to 2023. The volume of guaranteed loans sold increased $103.4 million, or 11.8%, over 2023 while the average net gain on loan sale premium increased from 105% to 107% in 2023 and 2024, respectively. The increase in net gains on sales of loans over 2023 was principally related to a higher loan sale volume combined with improving premium.
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option: For 2024, the Company had a net gain on loans accounted for under the fair value option of $2.4 million compared to a net loss of $3.5 million for 2023, a positive change of $5.9 million. The carrying amount of loans accounted for under the fair value option at December 31, 2024 and 2023 was $328.7 million (all classified as held for investment) and $388.0 million (all classified as held for investment), respectively, a decrease of $59.3 million, or 15.3%. The increased levels of net gains arising from the valuation of loans accounted for under the fair value option was principally due to the third quarter of 2023 change in valuation techniques used to estimate the fair value of loans.
Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee-related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Years Ended December 31,			2023/2024 Increase (Decrease)		2022/2023 Increase (Decrease)
	2024	2023	2022	Amount	Percent	Amount	Percent
Noninterest expense
Salaries and employee benefits	$183,268	$175,052	$170,822	$8,216	4.7%	$4,230	2.5%
Non-employee expenses:
Travel expense	9,738	8,922	8,499	816	9.1	423	5.0
Professional services expense	11,023	7,737	11,737	3,286	42.5	(4,000)	(34.1)
Advertising and marketing expense	11,148	12,559	10,543	(1,411)	(11.2)	2,016	19.1
Occupancy expense	10,000	8,490	11,088	1,510	17.8	(2,598)	(23.4)
Technology expense	34,206	31,858	28,434	2,348	7.4	3,424	12.0
Equipment expense	13,826	14,997	15,120	(1,171)	(7.8)	(123)	(0.8)
Other loan origination and maintenance expense	17,254	14,804	13,168	2,450	16.5	1,636	12.4
Renewable energy tax credit investment impairment	530	14,644	16,217	(14,114)	(96.4)	(1,573)	(9.7)
FDIC insurance	10,835	16,670	9,756	(5,835)	(35.0)	6,914	70.9
Contributions and donations	—	—	6,462	—	—	(6,462)	(100.0)
Other expense	12,411	17,152	12,380	(4,741)	(27.6)	4,772	38.5
Total non-employee expenses	130,971	147,833	143,404	(16,862)	(11.4)	4,429	3.1
Total noninterest expense	$314,239	$322,885	$314,226	$(8,646)	(2.7)%	$8,659	2.8%
Total noninterest expense for 2024 decreased $8.6 million, or 2.7%, compared to 2023. The decrease in noninterest expense was predominately driven by the following items.
Salaries and employee benefits: Total personnel expense for 2024 increased by $8.2 million, or 4.7%, compared to 2023. The increase in salaries and employee benefits was principally related to continued investment in human resources to support strategic and growth initiatives. Total full-time equivalent employees increased from 952 at December 31, 2023 to 1,014 at December 31, 2024. Salaries and employee benefits expense included $26.4 million of stock-based compensation for 2024, compared to $17.9 million for 2023. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Renewable energy tax credit investment impairment: Renewable energy tax credit investment impairment decreased $14.1 million which was the result of a renewable energy tax credit investment in the fourth quarter of 2023 which resulted in $14.6 million in impairment charges during that year. Investments of this type generate a return primarily through the realization of income tax credits and other benefits; accordingly, impairment of the investment amount is recognized in conjunction with the realization of related tax benefits
FDIC insurance: FDIC insurance decreased $5.8 million, or 35.0%, compared to 2023. This decrease is largely the product of favorable changes in the Company’s FDIC assessment rates in 2024.
Other expense: Other expense decreased $4.7 million, or 27.6%, compared to 2023. This decrease was largely related to reserves for unfunded commitments, historically being presented in other expense. Beginning in the second quarter of 2024, this expense was classified in the provision for credit losses.
Income Tax Expense
Income tax expense and related effective tax rate in 2024 was $11.8 million and 13.2% compared to $8.9 million and 10.8% in 2023. The higher level of income tax expense for 2024 was primarily the result of lower levels of anticipated investment tax credits in 2024 as compared to the prior year.

Discussion and Analysis of Financial Condition
Total assets at December 31, 2024 were $12.94 billion, an increase of $1.67 billion, or 14.8%, compared to total assets of $11.27 billion at December 31, 2023. The growth in total assets was principally driven by the growth in total loans and leases held for investment of $1.60 billion, or 18.5%, from $8.63 billion at December 31, 2023, to $10.23 billion at December 31, 2024.
Total deposits were $11.76 billion at December 31, 2024, an increase of $1.49 billion, or 14.5%, from $10.28 billion at December 31, 2023. The increase in total deposits from the prior period was to support growth in the loan and lease portfolio as well as the Company's targeted liquidity levels. At December 31, 2024, the Bank’s total uninsured deposits were approximately $1.71 billion, or 14.5%, of total deposits.
Borrowings increased to $112.8 million at December 31, 2024 from $23.4 million at December 31, 2023. This increase was principally due to entering into a new loan agreement in the first quarter of 2024 to strategically enhance Bank capital levels in order to accommodate future growth expectations. See Note 8. Borrowings in the accompanying Notes to Consolidated Financial Statements for a discussion of current sources of available debt capacity.
Shareholders’ equity at December 31, 2024 was $1.00 billion as compared to $902.7 million at December 31, 2023. The book value per share was $22.12 at December 31, 2024 compared to $20.23 at December 31, 2023. Average equity to average assets was 8.2% for the year ended December 31, 2024 compared to 8.0% for the year ended December 31, 2023. The increase in shareholders’ equity for 2024 was principally the result of $77.5 million in net income and stock-based compensation expense of $26.4 million.
Regulatory Impact of Asset Growth
General. In the first quarter of 2023, the Company and the Bank each first exceeded $10 billion in total assets. As of December 31, 2024, the Company and the Bank each had total assets of $12.94 billion and $12.86 billion. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies and banks with $10 billion or more in total consolidated asset
Consumer Financial Laws. Under the Dodd-Frank Act, the Consumer Financial Protection Bureau (CFPB) has near-exclusive supervision authority, including examination authority, to assess compliance with federal consumer financial laws for a bank and its affiliates if the bank has total assets of more than $10 billion. This provision becomes applicable to a bank following the fourth consecutive quarter where the total assets of the bank, as reported in its quarterly Call Report, exceed $10 billion and afterwards remains applicable to the bank unless the bank has reported total assets of $10 billion or less in its quarterly Call Report for four consecutive quarters. This provision became applicable to the Bank in the first quarter of 2024.

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

Limits on Interchange Fees. The Durbin Amendment to the Dodd-Frank Act gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more, as of December 31 of the preceding calendar year, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. The Bank exceeded $10 billion in assets at December 31, 2023. This triggered a reduction of annual pre-tax income from debit card interchange fees beginning July 1, 2024. Additional information regarding the Durbin Amendment is presented in Item 1A. Risk Factors.
Loans Held for Sale & Serviced Portfolio
Any loan or portion of a loan that the Company has the intent and ability to sell is classified as held for sale. The average age of the held for sale portfolio as of December 31, 2024 was 6.9 months from origination date. Approximately 3.3% of the current held for sale portfolio is older than two years. The majority of held for sale loans over one year old are composed of construction loans or other loans that have yet to fully fund. Construction loans typically have extended build out periods that inherently result in longer lead times between origination and the ultimate sale date. Approximately 27.0% of the held for sale portfolio is aged between one and two years.
As of December 31, 2024 and 2023, the cumulative total outstanding balance of loans sold since May 2007 totaled $4.72 billion and $4.24 billion, respectively. The Company generally continues to service loans after the date of sale. As of December 31, 2024 and 2023, the total outstanding balance of loans and leases, including those serviced for others, was $15.32 billion and $13.28 billion, respectively.
Loan and Lease Maturity
As of December 31, 2024, $13.10 billion, or 85.5%, of the total outstanding balance of loans and leases, including those at fair value and those serviced for others, were variable rate loans that adjust at specified dates based on the prime lending rate or other variable indices. As of December 31, 2024, $9.05 billion, or 59.1%, of total outstanding balance of loans and leases, including those at fair value and those serviced for others, were variable rate loans that adjust on either a calendar monthly or calendar quarterly basis using the prime lending rate or other variable indices.
At December 31, 2024, 88.1%, or $9.36 billion, of the combined held for sale and held for investment loan and lease portfolio, including those at fair value, were composed of variable rate loans.

At December 31, 2024, $3.75 billion, or 36.6%, of loans held for investment, including those at fair value, matures in less than five years. Loans and leases maturing in greater than five years total $6.51 billion of the total $10.26 billion. The variable rate portion of the total held for investment loans and leases is 87.9%, which reflects the Company’s strategy to minimize interest rate risk through the use of variable rate products.

	At December 31, 2024
	Remaining Contractual Maturity of Total Held for Investment Loans and Leases
	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total (1)
Fixed rate loans and leases:
Commercial & Industrial
Small Business Banking	$6,499	$108,594	$177,111	$2,852	$295,056
Commercial Banking	9,130	78,156	82,485	187,154	356,925
Paycheck Protection Program	551	1,176	635	—	2,362
Total	16,180	187,926	260,231	190,006	654,343
Construction & Development
Small Business Banking	5,732	6,161	431	2,132	14,456
Total	5,732	6,161	431	2,132	14,456
Commercial Real Estate
Small Business Banking	5,759	65,736	22,945	140,098	234,538
Commercial Banking	228	33,303	3,059	5,558	42,148
Total	5,987	99,039	26,004	145,656	276,686
Commercial Land
Small Business Banking	14,416	181,411	80,186	17,917	293,930
Total	14,416	181,411	80,186	17,917	293,930
Total fixed rate loans and leases	42,315	474,537	366,852	355,711	1,239,415
Variable rate loans and leases:
Commercial & Industrial
Small Business Banking	28,471	293,120	1,749,285	78,369	2,149,245
Commercial Banking	337,615	1,245,125	210,825	356,638	2,150,203
Total	366,086	1,538,245	1,960,110	435,007	4,299,448
Construction & Development
Small Business Banking	6,006	29,386	38,055	431,051	504,498
Commercial Banking	—	85,456	—	—	85,456
Total	6,006	114,842	38,055	431,051	589,954
Commercial Real Estate
Small Business Banking	53,093	148,621	397,025	2,147,731	2,746,470
Commercial Banking	172,821	737,398	42,314	80,187	1,032,720
Total	225,914	886,019	439,339	2,227,918	3,779,190
Commercial Land
Small Business Banking	4,636	94,885	100,911	154,915	355,347
Total	4,636	94,885	100,911	154,915	355,347
Total variable rate loans and leases	602,642	2,633,991	2,538,415	3,248,891	9,023,939
Total held for investment loans and leases	$644,957	$3,108,528	$2,905,267	$3,604,602	$10,263,354
(1)Excludes retained loan discount and net deferred costs.

Commercial Real Estate

Commercial real estate loans as indicated by the FDIC include loans secured by the following: construction, land development, multifamily property and nonfarm, nonresidential real property. The following table provides information with respect to commercial real estate loans as of December 31, 2024.

	Guaranteed	Unguaranteed	Total (1)
Held for Investment Loans:
Owner Occupied
Small Business Banking	$1,250,540	$1,124,834	$2,375,374
Commercial Banking	20,698	27,084	47,782
Total	1,271,238	1,151,918	2,423,156
Non-Owner Occupied
Small Business Banking	388,242	595,426	983,668
Commercial Banking	38,246	1,075,267	1,113,513
Total	426,488	1,670,693	2,097,181
Total Held for Investment Commercial Real Estate	$1,697,726	$2,822,611	$4,520,337
Held for Sale Loans:
Owner Occupied
Small Business Banking	$47,730	$—	$47,730
Total	47,730	—	47,730
Non-Owner Occupied
Small Business Banking	168,033	—	168,033
Total	168,033	—	168,033
Total Held for Sale Commercial Real Estate	$215,763	$—	$215,763
Total Commercial Real Estate Loans	$1,913,489	$2,822,611	$4,736,100
% of Total Commercial Real Estate Loans	40.4%	59.6%	100.0%
(1)Excludes retained loan discount and net deferred costs.
Asset Quality
Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Risk Committee of the Board of Directors.
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
Total nonperforming assets, including loans measured at fair value, at December 31, 2024 were $371.7 million, which represented a $179.5 million, or 93.4%, increase from December 31, 2023. These nonperforming assets, at December 31, 2024 were comprised of $369.8 million in nonaccrual loans and leases and $1.9 million in foreclosed assets. Of the $371.7 million of nonperforming assets, $280.1 million carried a government guarantee, leaving an unguaranteed exposure of $91.6 million in total nonperforming assets at December 31, 2024. This represents an increase of $40.4 million, or 78.9%, from an unguaranteed exposure of $51.2 million at December 31, 2023.

The following table provides information with respect to nonperforming assets, excluding loans measured at fair value, at the dates indicated.

	2024 (1)	2023 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$304,297	$134,963
Foreclosed assets	1,944	6,481
Total nonperforming assets	$306,241	$141,444
Allowance for credit losses on loans and leases	$167,516	$125,840
Total nonperforming loans and leases to total loans and leases held for investment	3.07%	1.64%
Total nonperforming loans and leases to total assets	2.41%	1.24%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.69%	1.53%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	55.05%	93.24%

Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S. government (all on nonaccrual)	$222,885	$95,678
Foreclosed assets guaranteed by the U.S. government	1,753	3,670
Total nonperforming assets guaranteed by the U.S. government	$224,638	$99,348
Allowance for credit losses on loans and leases	$167,516	$125,840
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.82%	0.48%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.65%	0.36%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S government	205.76%	320.33%
(1)Excludes loans measured at fair value.
Nonperforming assets, excluding loans measured at fair value, at December 31, 2024 were $306.2 million, which represented a $164.8 million, or 116.5%, increase from December 31, 2023. These nonperforming assets, at December 31, 2024 were comprised of $304.3 million in nonaccrual loans and leases and $1.9 million in foreclosed assets. Of the $306.2 million of nonperforming assets, $224.6 million carried a government guarantee, leaving an unguaranteed exposure of $81.6 million in total nonperforming assets at December 31, 2024. This represents an increase of $39.5 million, or 93.8%, from an unguaranteed exposure of $42.1 million at December 31, 2023.
See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding the change in total nonperforming loans and leases.
As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 26.7% at December 31, 2024, compared to 14.6% at December 31, 2023. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratio at December 31, 2024 and 2023 was 7.2% and 4.3%, respectively.
As of December 31, 2024, and December 31, 2023, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $1.04 billion and $785.2 million, respectively. The following is a discussion of these loans and leases. Risk Grades 50 through 80 represent the spectrum of criticized and classified loans and leases. For a complete description of the risk grading system, see “Credit Quality Indicators” in Note 3 to the notes to consolidated financial statements. At December 31, 2024, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $518.7 million and total portfolio unguaranteed exposure risk was $523.3 million, or 7.8% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2023 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $344.8 million and total portfolio unguaranteed exposure risk was $440.3 million, or 8.3% of total held for investment unguaranteed exposure carried at historical cost.

As of December 31, 2024 and December 31, 2023, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases:

As of December 31, 2024		As of December 31, 2023
Vertical	% of Criticized and Classified Loans and Leases	Vertical	% of Criticized and Classified Loans and Leases
General Lending	15.1%	Senior Housing	16.5%
Bioenergy	11.1	Bioenergy	14.4
Senior Housing	9.9	General Lending	12.2
Healthcare	6.9	Search Fund Lending	8.6
Sponsor Finance	5.5	Wine & Craft Beverage	5.6
Wine & Craft Beverage	5.3	Healthcare	3.9
Search Fund Lending	5.0	Hotels	3.3
Community Facilities	4.8	Self Storage	3.3
Self Storage	4.6	Senior Care	3.2
% of Total Criticized and Classified Loans	68.2%	% of Total Criticized and Classified Loans	71.0%
Of the above listed verticals, Bioenergy, Senior Housing, Sponsor Finance, Community Facilities and Hotels is within the Company’s Commercial Banking division, the remainder of the above listed verticals are within the Small Business Banking division. Total criticized and classified loans and leases increased $256.8 million in 2024. This increase by loan and lease risk grade categories was comprised of a decrease of $69.3 million for those identified as criticized offset by an increase of $326.1 million for those identified as classified, of which $236.7 million is guaranteed and $89.4 million is unguaranteed. Additionally, the Company believes that its underwriting and credit quality standards have remained high and continues to consider changing economic conditions in a rising interest rate environment.
Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is experiencing financial stress and how the event has impacted the ability of the customer to repay the loan or lease long term. At December 31, 2024, the Company had a total of $26.5 million in loans modified in 2024 to borrowers experiencing financial difficulty, excluding loans measured at fair value, all of which remained current and none of which are on principal payment deferral.
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 50. At December 31, 2024, and December 31, 2023, Risk Grade 50 loans and leases, excluding loans measured at fair value, totaled $529.9 million and $599.2 million, respectively, for a year-over-year decrease of $69.3 million. Relative to total held for investment unguaranteed exposure carried at historical cost at December 31, 2023 and 2024, unguaranteed Risk Grade 50 loans and leases decreased from $364.4 million, or 6.9%, to $357.9 million, or 5.3%, respectively.

The largest year-over-year changes in Risk Grade 50 loans and leases carried at historical cost were within the following verticals:

December 31, 2024 vs. 2023 Increase (Decrease)
Vertical	$	%
Sponsor Finance	$29,229	42.2%
Healthcare	29,110	42.0
Veterinary	18,413	26.6
Self Storage	13,972	20.2
Solar Energy	13,765	19.9
Wine & Craft Beverage	12,774	18.4
RV Parks	11,920	17.2
Venture Banking	(8,741)	(12.6)
Asset-Based Lending	(11,715)	(16.9)
Fitness Centers	(14,432)	(20.8)
Search Fund Lending	(16,328)	(23.6)
Senior Housing	(37,515)	(54.2)
Bioenergy	(107,125)	(154.6)
Total of largest changes in RG 50 loans and leases	$(66,673)	(96.2)%
The decrease in Risk Grade 50 loans and leases, exclusive of loans measured at fair value, during 2024 was principally confined to 13 verticals, as reflected above. The primary driver for the decline in Risk Grade 50 loans and leases was a migration to improvement within the Senior Housing portfolio coupled with two large Bioenergy relationships moving to classified status in the third quarter of 2024. Of the above listed verticals, Sponsor Finance, Solar Energy, Venture Banking, Asset-Based Lending, Senior Housing, and Bioenergy are within the Company’s Commercial Banking division, the remainder of the above listed verticals are within the Small Business Banking division.
At December 31, 2024, approximately 97.4% of loans and leases classified as Risk Grade 50 are performing with no relationships having payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
Allowance for Credit Losses on Loans and Leases
The ACL of $125.8 million at December 31, 2023, increased by $41.7 million, or 33.1%, to $167.5 million at December 31, 2024. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.7% and 1.5% at December 31, 2024 and 2023, respectively. The increase in the ACL during 2024 was primarily due to record loan growth combined with the impacts of the current macroeconomic environment, as addressed more fully in the above section captioned “Provision for Credit Losses” in “Results of Operations.”

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have increased by $197.4 million since December 31, 2023. Total loans and leases 90 or more days past due increased $131.0 million, or 105.1%, compared to December 31, 2023. This increase was comprised of a $6.4 million increase in unguaranteed exposure combined with a $124.6 million increase in the guaranteed portion of past due loans compared to December 31, 2023. At December 31, 2024 and December 31, 2023, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 1.3% and 0.8%, respectively. Total unguaranteed loans and leases past due were comprised of $77.5 million carried at historical cost, an increase of $39.8 million, and $10.3 million measured at fair value, an increase of $447 thousand, as of December 31, 2024 compared to December 31, 2023. Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $167.5 million at December 31, 2024 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not prove to be valid. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 3. Loans and Leases Held for Investment and Credit Quality of the consolidated financial statements in this report.
The following table sets forth the breakdown of the allowance for credit losses on loans and leases carried at historical cost by category at the dates indicated.

	2024				2023
	Allowance	Total Loans and Leases (1)	% of Total Allowance	% of Total Loans and Leases (1)	Allowance	Total Loans and Leases (1)	% of Total Allowance	% of Total Loans and Leases (1)
Commercial & Industrial
Small Business Banking	$95,341	$2,324,924	56.9%	23.4%	$49,120	$2,125,163	39.0%	25.7%
Commercial Banking	33,666	2,457,359	20.1	24.8	38,453	1,981,250	30.6	23.9
Paycheck Protection Program	—	2,361	—	—	8	5,595	—	0.1
Total	129,007	4,784,644	77.0	48.2	87,581	4,112,008	69.6	49.7
Construction & Development
Small Business Banking	4,157	518,953	2.5	5.2	3,320	415,094	2.7	5.0
Commercial Banking	786	85,456	0.5	0.9	1,397	54,960	1.1	0.7
Total	4,943	604,409	3.0	6.1	4,717	470,054	3.8	5.7
Commercial Real Estate
Small Business Banking	22,196	2,873,260	13.2	28.9	14,743	2,465,576	11.7	29.8
Commercial Banking	7,305	1,055,843	4.4	10.6	14,121	685,429	11.2	8.3
Total	29,501	3,929,103	17.6	39.5	28,864	3,151,005	22.9	38.1
Commercial Land
Small Business Banking	4,065	616,453	2.4	6.2	4,678	534,762	3.7	6.5
Total	4,065	616,453	2.4	6.2	4,678	534,762	3.7	6.5
Total	$167,516	$9,934,609	100.0%	100.0%	$125,840	$8,267,829	100.0%	100.0%
(1)Excludes loans measured at fair value.

Analysis of Loan and Lease Loss Experience. The following table sets forth an analysis of net charge-offs for loans and leases carried at historical cost to average total loans and leases, carried at historical cost, by category for the years indicated.

	2024			2023			2022
	Net Charge-offs (1)	Average Total Loans & Leases (1)(2)	% of Average Total Loans & Leases (1)(2)	Net Charge-offs (1)	Average Total Loans & Leases (1)(2)	% of Average Total Loans & Leases (1)(2)	Net Charge-offs (1)	Average Total Loans & Leases (1)(2)	% of Average Total Loans & Leases (1)(2)
Commercial & Industrial
Small Business Banking	$34,341	$2,231,976	1.5%	$13,705	$2,086,469	0.7%	$5,423	$1,639,650	0.3%
Commercial Banking	8,703	2,138,080	0.4	7,966	1,566,488	0.5	1,794	931,850	0.2
Paycheck Protection Program	—	3,922	—	—	8,283	—	5	81,250	—
Total	43,044	4,373,978	1.0	21,671	3,661,240	0.6	7,222	2,652,750	0.3
Construction & Development
Small Business Banking	338	289,198	0.1	—	274,777	—	(3)	271,596	—
Commercial Banking	—	55,440	—	—	48,144	—	—	85,747	—
Total	338	344,638	0.1	—	322,921	—	(3)	357,343	—
Commercial Real Estate
Small Business Banking	3,105	2,811,072	0.1	1,416	2,463,238	0.1	489	1,904,876	—
Commercial Banking	189	897,927	—	(1,714)	583,917	(0.3)	(388)	335,543	(0.1)
Total	3,294	3,708,999	0.1	(298)	3,047,155	—	101	2,240,419	—
Commercial Land
Small Business Banking	16	592,007	—	—	505,692	—	641	422,886	0.2
Total	16	592,007	—	—	505,692	—	641	422,886	0.2
Total	$46,692	$9,019,622	0.5%	$21,373	$7,537,008	0.3%	$7,961	$5,673,398	0.1%
(1)Excludes loans measured at fair value.
(2)Average loans and leases held for investment, at amortized cost.
Investment Securities
Investment securities totaled $1.25 billion at December 31, 2024, an increase of $122.0 million, or 10.8%, compared to $1.13 billion at December 31, 2023. The increase in the investment portfolio for 2024 was to support earnings through additional yield compared to cash alternatives, continue to provide a contingent funding source and act as a mechanism to manage the Company’s interest rate risk. This also included purchases of $263.9 million in mortgage-backed securities, including $42.9 million for purposes of complying with the Community Reinvestment Act and purchases of $66.4 million in collateralized mortgage obligations to diversify the reinvestment of portfolio cash flows.
The investment securities portfolio consists entirely of available-for-sale securities. The Company purchases securities for the investment securities portfolio to manage interest rate risk, ensure a stable source of liquidity and to provide a steady source of income in excess of cost of funds.
At December 31, 2024, the effective duration of the overall available-for-sale securities portfolio was approximately 3.72 years.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2024. Weighted average yields were calculated using amortized cost and coupon rate at the balance sheet date. Yields are not presented on a tax-equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the tables below.

	Total Amortized Cost	Within One Year		After One to Five Years		After Five to Ten Years		After Ten Years
		Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. government securities	$18,196	$7,000	3.38%	$4,272	2.92%	$6,924	4.38%	$—	—%
Mortgage-backed securities	1,335,177	18,479	3.07	198,710	2.95	223,875	2.85	894,113	3.27
Municipal bonds	3,176	—	—	—	—	3,080	4.50	96	5.22
Total securities	$1,356,549	$25,479	3.16%	$202,982	2.95%	$233,879	2.92%	$894,209	3.27%
At December 31, 2024 and December 31, 2023, the Company had 98.4% and 98.3% of its total investment securities portfolio in mortgage-backed securities. The Company has continued to purchase mortgage-backed securities in order to obtain a favorable yield versus cash alternatives while still maintaining a low risk profile within the investment portfolio.
Deposits
The following table sets forth the composition of deposits.

	2024		2023		2022
	Total	Percent	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$318,890	2.7%	$259,270	2.5%	$194,100	2.2%
Interest-bearing deposits:
Interest-bearing checking	351,284	3.0	301,006	2.9	—	—
Money market	147,533	1.3	135,551	1.3	128,443	1.4
Savings	5,282,812	44.9	4,497,376	43.8	4,096,576	46.1
Time deposits	5,659,975	48.1	5,081,816	49.5	4,465,809	50.3
Total	11,441,604	97.3	10,015,749	97.5	8,690,828	97.8
Total period end deposits	$11,760,494	100.0%	$10,275,019	100.0%	$8,884,928	100.0%
Total uninsured deposits	$1,705,780	14.5%	$1,457,800	14.2%	$1,563,189	17.6%

	2024			2023			2022
	Total	Percent	Average Rate	Total	Percent	Average Rate	Total	Percent	Average Rate
Average:
Noninterest-bearing demand deposits	$239,078	2.2%	—%	$215,327	2.2%	—%	$125,062	1.6%	—%
Interest-bearing deposits:
Interest-bearing checking	326,410	3.0	5.42	231,413	2.4	5.50	—	—	—
Money market	131,636	1.2	0.56	125,279	1.3	0.58	100,684	1.3	0.30
Savings	4,934,818	45.8	4.02	4,428,306	45.7	3.86	3,903,151	48.9	1.48
Time deposits	5,133,511	47.7	4.17	4,695,161	48.4	3.31	3,849,203	48.2	1.48
Total average deposits	$10,765,453	100.0%	4.09%	$9,695,486	100.0%	3.59%	$7,978,100	100.0%	1.46%

Deposits increased to $11.76 billion at December 31, 2024 from $10.28 billion at December 31, 2023, an increase of $1.49 billion, or 14.5%. This increase was primarily due to the growth of the Company’s customer base in the savings and time deposit products, enhanced by a nationwide marketing campaign with attractive rates and additional wholesale funding, to support the significant loan growth in 2024. Noninterest-bearing deposits increased $59.6 million, or 23.0%, during 2024, and interest-bearing deposits increased $1.43 billion, or 14.2%, during the same period.
The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2024 was approximately $695.9 million. Of those deposits, $293.1 million was uninsured and 98.6% of the uninsured time deposit accounts were scheduled to mature within one year. The maturity profile of uninsured time deposits at December 31, 2024 is as follows:

Maturity Period	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months
Amount of time deposits in uninsured accounts	$96,713	$63,987	$128,125	$4,247
Borrowings
Total borrowings increased $89.5 million at December 31, 2024 from December 31, 2023 as a result of the following:
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
In September 2024, the Company modified a $100.0 million revolving line of credit with a third party correspondent bank. The line of credit is unsecured and accrues interest at 30-day SOFR plus 1.25%, with an interest rate cap of 6.75% and an interest rate floor of 2.75%.  The line of credit was extended 12 months to a maturity date of October 10, 2027. Payments are interest only with all principal and accrued interest due at maturity. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. The Company paid the Lender a non-refundable $250 thousand renewal fee in September 2024 that will be amortized into interest expense over the life of the loan. As of December 31, 2024 and 2023 there was $100.0 million of available credit.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit, FHLB advances and the Federal Reserve Discount Window. A primary tool in the Company’s liquidity management process is the utilization of an Outflow Coverage Ratio (“OCR”) model to stress outflows in various scenarios with targeted days of liquidity coverage. The OCR model output is then used by management to ensure adequate liquidity sources are available during those future periods. At December 31, 2024, the total amount of these four liquidity source items was $4.20 billion, or 32.4% of total assets, a decrease of 5.4% of total assets from $4.26 billion, or 37.8% of total assets, at December 31, 2023.
Loans and other assets are funded primarily by customer deposits, brokered deposits and loan sales. The Company maintains an investment securities portfolio that is available for both immediate and secondary contingent liquidity purposes, whether via pledging to the Federal Home Loan Bank, Federal Reserve Bank, or through liquidation. Additionally, the Company maintains a guaranteed and unguaranteed loan portfolio that is also a contingent liquidity source, whether via pledging to the Federal Reserve Discount Window or through liquidation.

At December 31, 2024, $621.4 million of the investment securities portfolio were pledged for unused borrowing capacity, leaving $626.8 million available to be pledged as collateral.
Contractual Obligations
The Company has entered into significant fixed and determinable contractual obligations for future payments. See the accompanying notes to the consolidated financial statements for expected timing of payments as of December 31, 2024. These include operating leases (Note 4. Leases), time deposits with stated maturity dates (Note 7. Deposits) and borrowings (Note 8. Borrowings). As of December 31, 2024, the Company also has $351.0 million in brokered deposits with $225.7 million scheduled to mature in less than a year and $125.3 million scheduled to mature within one to three years.
Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. In 2022, the Company entered into airplane purchase agreement commitments and one airplane purchase agreement commitment was outstanding as of December 31, 2023, which was placed in service in 2024. For more information, see Note 2. Securities and Note 11. Commitments and Contingencies in the accompanying notes to the consolidated financial statements.
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

Capital amounts and ratios as of December 31, 2024, 2023 and 2022 are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,049,420	11.04%	$427,941	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$1,169,061	12.29%	$760,784	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$1,049,420	11.04%	$570,588	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$1,049,420	8.21%	$511,293	4.00%	N/A	N/A
Bank - December 31, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,020,820	10.96%	$418,992	4.50%	$605,210	6.50%
Total Capital (to Risk-Weighted Assets)	$1,138,006	12.22%	$744,874	8.00%	$931,093	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$1,020,820	10.96%	$558,656	6.00%	$744,874	8.00%
Tier 1 Capital (to Average Assets)	$1,020,820	8.04%	$507,725	4.00%	$634,657	5.00%
Consolidated - December 31, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$960,433	11.73%	$368,549	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$1,063,157	12.98%	$655,198	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$960,433	11.73%	$491,399	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$960,433	8.58%	$447,561	4.00%	N/A	N/A
Bank - December 31, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$823,478	10.40%	$356,426	4.50%	$514,837	6.50%
Total Capital (to Risk-Weighted Assets)	$922,876	11.65%	$633,646	8.00%	$792,057	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$823,478	10.40%	$475,234	6.00%	$633,646	8.00%
Tier 1 Capital (to Average Assets)	$823,478	7.41%	$444,480	4.00%	$555,600	5.00%
Consolidated - December 31, 2022
Common Equity Tier 1 (to Risk-Weighted Assets)	$888,235	12.47%	$320,446	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$977,360	13.73%	$569,681	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$888,235	12.47%	$427,261	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$888,235	9.26%	$383,499	4.00%	N/A	N/A
Bank - December 31, 2022
Common Equity Tier 1 (to Risk-Weighted Assets)	$730,092	10.70%	$307,179	4.50%	$443,703	6.50%
Total Capital (to Risk-Weighted Assets)	$815,577	11.95%	$546,096	8.00%	$682,620	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$730,092	10.70%	$409,572	6.00%	$546,096	8.00%
Tier 1 Capital (to Average Assets)	$730,092	7.70%	$379,396	4.00%	$474,245	5.00%
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

The Company’s accounting policies, including those for the Company’s critical accounting estimates are described in detail in Note 1. Organization and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements and are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. The Company’s most critical accounting estimate is listed below. This estimate requires the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.
Allowance for credit losses (ACL)
The Company’s ACL at December 31, 2024 represents the Company’s current estimate of the lifetime credit losses expected from its loan and lease portfolio. Management estimates the ACL by projecting probability of default, loss given default and exposure at default, conditional on economic parameter(s), for the remaining contractual term.
To determine the ACL as of December 31, 2024, the Company utilized an external baseline forecast to generate its quantitatively modeled expected losses and considered alternative economic forecast scenarios to qualitatively adjust the modeled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The baseline forecast at December 31, 2024 assumes the Federal Reserve Board will cut the policy rate twice in 2025, the CPI rising 2.9% in 2025, GDP ending the fourth quarter of 2025 at 1.7%, and the unemployment rate ending the fourth quarter of 2025 at 4.1%.
One of the most significant judgments influencing the ACL is the external macroeconomic forecasts. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next.
To illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario contemplates elevated interest rates weakening credit-sensitive consumer spending, growing concerns about the impact of potential tariffs, and deepening fiscal disputes in Congress causing further sentiment decline. Increased geopolitical tensions between China and Taiwan briefly impact the supply chain for semiconductors and the threat of a wider conflict causes consumer confidence to fall. Additionally, the Russian invasion of Ukraine lasts longer than in the baseline scenario and concerns increase around the current conflict in the Middle East leading to a broader war in the region. The combination of still elevated interest rates, political tensions, and tightening lending standards cause the economy to fall into a recession in the first quarter of 2025. Despite the recession, rising inflation causes the Federal Reserve to reverse course and raise the federal funds rate further before resuming rate cuts in the third quarter as the recession persists, resulting in a fed funds rate below the baseline forecast. Under this scenario, as an example, the unemployment rate increases from baseline levels and remains elevated for an extended period. The estimated unemployment rate in this scenario reaches 8.2% at the end of 2025, approximately 4.1% higher than the baseline scenario projection.
To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% baseline weighting and a 100% adverse scenario weighting for quantitative modeled results. This scenario would result in an incremental quantitative impact to the ACL of approximately $33.5 million at December 31, 2024. This resulting difference is not intended to represent an expected increase in ACL levels since (i) the Company may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, and (iii) the sensitivity analysis does not account for any qualitative adjustments incorporated by the Company as part of its overall ACL framework.
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

	Years Ended December 31,
	2024	2023	2022
Total shareholders' equity	$1,003,496	$902,666	$811,033
Less:
Goodwill	1,797	1,797	1,797
Other intangible assets	1,568	1,721	1,873
Tangible shareholders' equity (a)	$1,000,131	$899,148	$807,363

Shares outstanding (c)	45,359,425	44,617,673	44,061,244

Total assets	$12,943,380	$11,271,423	$9,855,498
Less:
Goodwill	1,797	1,797	1,797
Other intangible assets	1,568	1,721	1,873
Tangible assets (b)	$12,940,015	$11,267,905	$9,851,828

Tangible shareholders' equity to tangible assets (a/b)	7.73%	7.98%	8.20%
Tangible book value per share (a/c)	$22.05	$20.15	$18.32

Efficiency ratio:
Noninterest expense (d)	$314,239	$322,885	$314,226
Net interest income	375,905	345,305	327,501
Noninterest income	123,781	111,733	237,992
Adjusted operating revenue (e)	$499,686	$457,038	$565,493

Efficiency ratio (d/e)	62.89%	70.65%	55.57%

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
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 4.9% as of December 31, 2024, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments. Cumulative gap is a useful measure to monitor balance sheet match-funding, yet economic value of equity and net interest income simulations, discussed below, are more useful in understanding potential impacts to earnings from a change in interest rates. As of December 31, 2023, the Company had a cumulative gap in interest-earning assets and interest-bearing liabilities of 5.0%, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments.
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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending December 31, 2025 and 2026 and the Company’s EVE sensitivity at December 31, 2024 under instantaneous parallel interest rate shocks assuming a static balance sheet. The simulation uses projected repricing of assets and liabilities at December 31, 2024 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, deposit betas and lags and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the results shown below as it will include growth considerations and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending December 31, 2025	12 Months Ending December 31, 2026	As of December 31, 2024
+300	10.3	6.8	(10.0)
+200	7.0	4.6	(6.2)
+100	3.5	2.3	(2.7)
-100	(3.2)	(2.1)	1.0
-200	(5.4)	(3.5)	0.9
-300	(6.6)	(4.3)	1.0
Rates are increased instantaneously at the beginning of the projection. Under this instantaneous parallel interest rate shock, with a static balance sheet NII simulation, the Company is moderately asset sensitive in the initial year, as the Company’s large variable rate loan portfolio reprices the full amount of the assumed change in interest rates, while the large retail savings and short-term retail certificates of deposits portfolio will reprice with an assumed beta. The Company is slightly asset sensitive in the second year of the projection due to interest rates increasing or decreasing for the full year, the Company’s loan portfolio continuing to reprice, and also due to the other assumptions used in the analysis as noted previously. Interest rates do not normally move all at once or evenly over time, but management believes that the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.
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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Live Oak Bancshares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Live Oak Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statement of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses evaluated on a collective basis
As discussed in Notes 1 and 3 to the consolidated financial statements, as of December 31, 2024, the Company had an allowance for credit losses on loans and leases (ACL) of $167.5 million of which a substantial portion is related to the allowance for credit losses on loans and leases on a collective basis (the collective ACL). The collective ACL on loans and leases is estimated using models that incorporate relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses. The ACL is measured on a pooled basis using a quantitative modeling process when similar risk characteristics are present in the portfolio. The Company has identified pools based on industry or market segment, and whether the receivable is secured by real estate or another form of collateral. Expected credit losses for pooled loans and leases are estimated using a discounted cash flow (DCF) methodology for each loan and lease which incorporates measurements of probability of default (PD), loss given default (LGD), prepayments, the estimated outstanding exposure at default (EAD), and the effective interest rate (EIR). PD rates are calculated using the number of defaults divided by the number of loans available to default for 1-year observation periods over the lifetime of data available for a certain pool. LGD rates are calculated by dividing the lifetime net charge-offs for each pool by the pool’s EAD. PD and LGD rates are adjusted for forecasted national unemployment rates during a reasonable and supportable forecast period, using a single macroeconomic scenario. The Company has determined that four quarters represents a reasonable and supportable forecast period and adjusted loss rates revert back to historical loss rates over four quarters on a straight-line basis. Expected credit losses are estimated over the contractual term of the loan or lease, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions and renewals unless the extension or renewal options are included in the contract at the reporting date and are not unconditionally cancellable by the Company. The Company considers a variety of qualitative factors to reflect its current judgment of various events and risks that are not measured within the quantitative modeling. The qualitative framework is further informed by multiple alternative economic scenarios, as deemed applicable, to arrive at a scenario or a composite of scenarios supporting the period- end ACL balance. The evaluation of such factors is inherently imprecise and subjective as it requires management judgment based on underlying factors that are susceptible to changes.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL due to significant complexity, subjectivity and measurement uncertainty. Specifically, the assessment encompassed the evaluation of the methods and models used to estimate the PD and LGD and their significant assumptions. Such significant assumptions include the selection of forecasted national unemployment rates as the sole economic variable. The assessment also included the evaluation of the qualitative framework, including the incorporation of the multiple alternative economic scenarios, and judgmental management adjustments. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL including controls related to the:
•development and continued appropriateness of the collective ACL methodology, including the qualitative framework
•continued use and appropriateness of the PD and LGD models, including the significant assumptions used in the PD and LGD models
•selection of forecasted national unemployment rates as the sole economic variable
•performance monitoring of the PD and LGD models
•determination of the judgmental management adjustments
•analysis of the collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the collective ACL by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic variable by comparing them to the Company’s business environment and relevant industry practices
•evaluating the development of the qualitative framework and the effect of the resulting judgmental management adjustments on the collective ACL compared with relevant credit risk factors and consistency with credit trends associated with the Company’s portfolio

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate

/s/ KPMG LLP
We have served as the Company’s auditor since 2024.

Charlotte, North Carolina
March 18, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Live Oak Bancshares, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Live Oak Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statement of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 18, 2025 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the following has been identified and included in management’s assessment.
•The Company did not sufficiently maintain effective control activities related to the loan review process primarily due to insufficient oversight, inadequate training of employees, lack of effective risk assessment, and ineffective monitoring activities. The ineffective controls impacted the Company’s ability to timely identify risk rating downgrades and the related impact to the allowance for credit losses (“ACL”) on loans and leases and related disclosures.
The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Charlotte, North Carolina
March 18, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Live Oak Bancshares, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Live Oak Bancshares, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited the adjustments to the 2023 and 2022 consolidated financial statements to retrospectively apply the changes in accounting for business segments, as described in Note 1 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.
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
/s/ Forvis Mazars, LLP
We served as the Company’s auditor from 2010 to 2024.
Greenville, North Carolina
February 22, 2024 (except as to the changes in the reporting of the Company’s business segments discussed in Note 1, as to which the date is March 18, 2025)

Live Oak Bancshares, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$608,800	$582,540
Certificate of deposit with other banks	250	250
Investment securities available-for-sale	1,248,203	1,126,160
Loans held for sale	346,002	387,037
Loans and leases held for investment (includes $328,746 and $388,036 measured at fair value, respectively)	10,233,374	8,633,847
Allowance for credit losses on loans and leases	(167,516)	(125,840)
Net loans and leases	10,065,858	8,508,007
Premises and equipment, net	264,059	257,881
Foreclosed assets	1,944	6,481
Servicing assets (includes $55,788 and $48,186 measured at fair value, respectively)	56,144	48,591
Other assets	352,120	354,476
Total assets	$12,943,380	$11,271,423
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$318,890	$259,270
Interest-bearing	11,441,604	10,015,749
Total deposits	11,760,494	10,275,019
Borrowings	112,820	23,354
Other liabilities	66,570	70,384
Total liabilities	11,939,884	10,368,757
Shareholders’ equity
Preferred stock, no par value, 1,000,000 authorized, none issued or outstanding at December 31, 2024 and December 31, 2023	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 45,359,425 and 44,617,673, shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	365,607	344,568
Class B common stock, no par value, 10,000,000 shares authorized, none issued or outstanding at December 31, 2024 and December 31, 2023	—	—
Retained earnings	715,767	642,817
Accumulated other comprehensive loss	(82,344)	(84,719)
Total shareholders' equity attributed to Live Oak Bancshares, Inc.	999,030	902,666
Non-controlling interest	4,466	—
Total shareholders’ equity	1,003,496	902,666
Total liabilities and shareholders’ equity	$12,943,380	$11,271,423
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Interest income
Loans and fees on loans	$744,841	$623,667	$418,545
Investment securities, taxable	38,413	33,497	19,667
Other interest earning assets	29,118	31,111	6,261
Total interest income	812,372	688,275	444,473
Interest expense
Deposits	430,887	340,207	115,035
Borrowings	5,580	2,763	1,937
Total interest expense	436,467	342,970	116,972
Net interest income	375,905	345,305	327,501
Provision for credit losses	96,212	51,323	40,943
Net interest income after provision for credit losses	279,693	293,982	286,558
Noninterest income
Loan servicing revenue	31,535	27,399	25,359
Loan servicing asset revaluation	(12,155)	4,886	(16,577)
Net gains on sales of loans	60,899	46,545	43,244
Net gain (loss) on loans accounted for under the fair value option	2,403	(3,539)	1,046
Equity method investments (loss) income	(10,921)	(5,994)	144,250
Equity security investments gains (losses), net	553	(969)	3,355
Lease income	9,756	10,007	10,084
Management fee income	7,658	13,324	10,090
Other noninterest income	34,053	20,074	17,141
Total noninterest income	123,781	111,733	237,992
Noninterest expense
Salaries and employee benefits	183,268	175,052	170,822
Travel expense	9,738	8,922	8,499
Professional services expense	11,023	7,737	11,737
Advertising and marketing expense	11,148	12,559	10,543
Occupancy expense	10,000	8,490	11,088
Technology expense	34,206	31,858	28,434
Equipment expense	13,826	14,997	15,120
Other loan origination and maintenance expense	17,254	14,804	13,168
Renewable energy tax credit investment impairment	530	14,644	16,217
FDIC insurance	10,835	16,670	9,756
Contributions and donations	—	—	6,462
Other expense	12,411	17,152	12,380
Total noninterest expense	314,239	322,885	314,226
Income before taxes	89,235	82,830	210,324
Income tax expense	11,818	8,932	34,116
Net income	77,417	73,898	176,208
Net loss attributable to non-controlling interest	57	—	—
Net income attributable to Live Oak Bancshares, Inc.	$77,474	$73,898	$176,208
Basic earnings per share	$1.72	$1.67	$4.02
Diluted earnings per share	$1.69	$1.64	$3.92
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$77,417	$73,898	$176,208
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities available-for-sale during the period	3,125	9,999	(124,032)
Reclassification adjustment for gain on sale of securities available- for-sale included in net income	—	—	—
Other comprehensive income (loss) before tax	3,125	9,999	(124,032)
Income tax (expense) benefit	(750)	(2,400)	29,768
Other comprehensive income (loss), net of tax	2,375	7,599	(94,264)
Total comprehensive income	79,792	81,497	81,944
Comprehensive loss attributable to non-controlling interest	57	—	—
Total comprehensive income attributable to Live Oak Bancshares, Inc.	$79,849	$81,497	$81,944
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)

	Common stock			Retained earnings	Accumulated other comprehensive income (loss)	Non-Controlling Interest	Total equity
	Shares		Amount
	Class A	Class B
Balance at December 31, 2021	43,494,046	125,024	$312,294	$400,893	$1,946	$—	$715,133
Net income	—	—	—	176,208	—	—	176,208
Other comprehensive loss	—	—	—	—	(94,264)	—	(94,264)
Issuance of restricted stock	211,235	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(4,972)	—	—	—	(4,972)
Employee stock purchase program	29,383	—	1,067	—	—	—	1,067
Non-voting common stock converted to voting common stock in private sale	125,024	(125,024)	—	—	—	—	—
Stock option exercises	201,556	—	2,118	—	—	—	2,118
Stock option compensation expense	—	—	942	—	—	—	942
Restricted stock compensation expense	—	—	19,405	—	—	—	19,405
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	662	—	—	662
Cash dividends ($0.12 per share)	—	—	—	(5,266)	—	—	(5,266)
Balance at December 31, 2022	44,061,244	—	$330,854	$572,497	$(92,318)	$—	$811,033
Net income	—	—	—	73,898	—	—	73,898
Other comprehensive income	—	—	—	—	7,599	—	7,599
Issuance of restricted stock	373,616	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(6,725)	—	—	—	(6,725)
Employee stock purchase program	59,074	—	1,396	—	—	—	1,396
Stock option exercises	123,739	—	1,168	—	—	—	1,168
Stock option compensation expense	—	—	272	—	—	—	272
Restricted stock compensation expense	—	—	17,603	—	—	—	17,603
Adoption of ASU 2022-02	—	—	—	676	—	—	676
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	1,072	—	—	1,072
Cash dividends ($0.12 per share)	—	—	—	(5,326)	—	—	(5,326)
Balance at December 31, 2023	44,617,673	—	$344,568	$642,817	$(84,719)	$—	$902,666
Net income (loss)	—	—	—	77,474	—	(57)	77,417
Other comprehensive income	—	—	—	—	2,375	—	2,375
Issuance of restricted stock	399,806	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(8,926)	—	—	—	(8,926)
Employee stock purchase program	34,930	—	1,449	—	—	—	1,449
Stock option exercises	307,016	—	2,311	—	—	—	2,311
Restricted stock compensation expense	—	—	26,205	—	—	—	26,205
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	881	—	—	881
Contributions of non-controlling interest	—	—	—	—	—	4,523	4,523
Cash dividends ($0.12 per share)	—	—	—	(5,405)	—	—	(5,405)
Balance at December 31, 2024	45,359,425	—	$365,607	$715,767	$(82,344)	$4,466	$1,003,496
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$77,417	$73,898	$176,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,282	21,271	20,779
Provision for credit losses	96,212	51,323	40,943
(Accretion) amortization of (discount) premium on securities, net of accretion	(721)	8	3,420
Deferred tax (benefit) expense	(11,420)	(22,161)	27,129
Originations of loans held for sale	(1,037,474)	(877,083)	(1,042,061)
Proceeds from sales of loans held for sale	1,431,261	1,362,803	1,067,758
Net gains on sale of loans held for sale	(60,899)	(46,545)	(43,244)
Net (gain) loss on impairment and sale of foreclosed assets	(249)	751	(24)
Net (gain) loss on loans accounted for under fair value option	(2,403)	3,539	(1,046)
Net change in servicing assets	(7,553)	(22,268)	7,251
Net gain on sale or disposal of long lived asset	(9,079)	(4,411)	—
Net loss on disposal of premises and equipment	113	377	31
Impairment on premises and equipment, net	—	499	—
Equity method investments loss (income)	10,921	5,994	(144,250)
Equity security investments (gains) losses, net	(553)	969	(3,355)
Gain on equity warrant assets	(5,962)	—	—
Renewable energy tax credit investment impairment	530	14,644	16,217
Stock option compensation expense	—	272	942
Restricted stock compensation expense	26,205	17,603	19,405
Stock based compensation excess tax benefit (deficiency)	1,085	(1,004)	531
Business combination contingent consideration fair value adjustment	(125)	125	(86)
Lease right-of-use assets and liabilities, net	150	(59)	232
Changes in assets and liabilities:
Other assets	(12,284)	35,556	(15,889)
Other liabilities	18,014	3,970	(6,406)
Net cash provided by operating activities	536,468	620,071	124,485
Cash flows from investing activities
Purchases of investment securities available-for-sale	(269,631)	(215,595)	(397,346)
Proceeds from sales, maturities, calls, and principal paydowns of investment securities available-for-sale	151,435	114,145	161,227
Proceeds from SBA reimbursement/sale of foreclosed assets, net	8,322	—	1,837
Maturities of certificates of deposit with other banks	—	3,750	750
Purchases of loans previously sold	(116,903)	(51,172)	(16,765)
Loan and lease originations and principal collections, net	(1,835,442)	(1,574,912)	(1,252,106)
Proceeds from sale of long lived asset	43,598	18,588	—
Purchases of equity security investments	(7,020)	(3,390)	(9,283)
Purchases of equity method investments	(8,458)	(27,209)	(35,955)
Proceeds from sale of equity security investments	1,901	—	625
Proceeds from sale of equity method investments	1,361	7,612	148,423
Proceeds from sale of premises and equipment	1,043	100	—
Purchases of premises and equipment, net	(49,307)	(46,839)	(43,751)
Net cash used by investing activities	(2,079,101)	(1,774,922)	(1,442,344)
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from financing activities
Net increase in deposits	$1,485,475	$1,390,091	$1,772,884
Proceeds from borrowings	99,703	2,906,071	62,096
Repayment of borrowings	(10,237)	(2,965,920)	(297,182)
Stock option exercises	2,311	1,168	2,118
Employee stock purchase program	1,449	1,396	1,067
Withholding cash issued in lieu of restricted stock and other	(8,926)	(6,725)	(4,972)
Contributions of non-controlling interest	4,523	—	—
Shareholder dividend distributions	(5,405)	(5,326)	(5,266)
Net cash provided by financing activities	1,568,893	1,320,755	1,530,745
Net increase in cash and cash equivalents	26,260	165,904	212,886
Cash and cash equivalents, beginning	582,540	416,636	203,750
Cash and cash equivalents, ending	$608,800	$582,540	$416,636

Supplemental disclosure of cash flow information
Interest paid	$436,847	$342,766	$117,516
Income tax paid, net	38,907	5,303	24,708

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains (losses) on investment securities available-for-sale, net of taxes	$2,375	$7,599	$(94,264)
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	16,676	39,901	18,496
Net transfers between foreclosed real estate and SBA receivable	497	—	(15)
Transfer asset from premises and equipment, net to held for sale assets	18,540	30,154	—
Transfer of loans held for sale to loans and leases held for investment	168,303	275,408	930,612
Transfer of loans and leases held for investment to loans held for sale	475,567	617,189	468,042
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	881	1,072	662
Equity method investment commitments	(18,358)	7,715	17,022
Equity security investment commitments	(583)	—	394
Change related to accounting change for ASU 2022-02	—	676	—
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
As of December 31, 2024, the Company’s wholly owned material subsidiaries were the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”) and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining at the Company’s Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors, LLC (“Canapi Advisors”) was a wholly owned subsidiary providing investment advisory services to a series of funds (the “Canapi Funds”) focused on providing venture capital to new and emerging financial technology companies. During the third quarter of 2024, the Canapi Funds were restructured and Canapi Advisors voluntarily withdrew as an investment advisor to the funds. Canapi Advisors was subsequently dissolved in the fourth quarter of 2024. As of December 31, 2024, Live Oak Ventures consolidated its investment in Synply, Inc. as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions. The non-controlling interest in Synply is disclosed according to the Company’s consolidation policy.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Consolidation Policy
The consolidated financial statements include the financial statements of the Company and its directly and indirectly wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity in a subsidiary not attributable, directly or indirectly, to the Company. Non-controlling interests are presented as a separate component of equity in the consolidated balance sheets and the presentation of net income (loss) is modified to present the net income (loss) attributed to controlling and non-controlling interests.
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
Business Segment
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the President of Live Oak Bancshares, Inc. and the Bank. In determining the appropriateness of segment definition, the Company considers the components of the business about which financial information is available and components the chief operating decision maker regularly evaluates relative to resource allocation and performance assessment.
As of December 31, 2023, the Company disclosed two reportable operating segments: Banking and Fintech. Due to Canapi Advisors voluntarily withdrawing as an investment advisor to the Canapi Funds in the third quarter of 2024, the chief operating decision maker began evaluating the business on a consolidated basis. Therefore, the Company has one significant operating segment, which is providing a banking platform for small businesses nationwide. The banking platform generates revenue primarily from net interest income and secondarily through the origination and sale of government guaranteed loans. The chief operating decision maker assesses performance and decides how to allocate resources based on net income which is reported on the consolidated statements of income. The chief operating decision maker uses net income to evaluate income generated from total assets (return on assets) and profitability of the segment in relation to total shareholders’ equity (return on equity). The measures of segment assets and equity are reported on the consolidated balance sheets as total assets and total shareholders’ equity. Net income is also used to monitor budget versus actual results. All of these elements are used in assessing performance of the segment.
Significant segment expenses are reported on the consolidated statements of income.
Use of Estimates
In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for credit losses is a material estimate that is particularly susceptible to significant change in the near term.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
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
During the third quarter of 2023, the Company changed the valuation techniques used to estimate the fair value of servicing rights and loans measured at fair value as a result of rising interest rates and their impacts on market conditions. The changes include aligning our net servicing income and loan fair value estimates with changes in forward interest rate curves. Loan fair value estimates were also revised to utilize market participant credit loss information. These revisions provide estimates that the Company believes are more representative of fair value while transitioning from unobservable inputs to those that are more observable. These estimate changes were implemented as of July 1, 2023 and resulted in an adjustment to increase the estimated value of the servicing asset by $13.7 million and loans measured at fair value by $1.3 million. This adjustment also increased noninterest income by a corresponding $15.0 million.
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
Certificate of Deposit with other Banks
The certificate of deposit with other banks has a maturity of December 2025 and bears interest at a rate of 3.80%. All investments in certificates of deposit are with FDIC insured financial institutions and none exceed the maximum insurable amount of $250 thousand.
Investments
Debt Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities that may be sold prior to maturity are classified as available-for-sale and recorded at fair value. Unrealized gains and losses for available-for-sale investment securities, other than credit-related impairment losses, are excluded from earnings and reported in other comprehensive income. The Company’s entire portfolio of debt securities is classified as available-for-sale for the periods presented.
Purchase premiums and discounts on debt securities are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sales of these securities are recorded on the trade date and are determined using the specific identification method.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Federal Home Loan Bank Stock
Membership in the Federal Home Loan Bank of Atlanta (“FHLB”) requires ownership of FHLB stock. FHLB stock is restricted because it may only be sold to the FHLB and all sales must be at par. FHLB stock is carried at cost minus impairment, if any, and is recorded within other assets in the consolidated balance sheet. FHLB stock was $7.8 million and $6.8 million at December 31, 2024 and 2023, respectively.
Loans and Leases
Fair Value Option
Prior to 2021, management elected to account for the retained participating interests in government guaranteed loans under the fair value option. Those loans for which the fair value option were elected are measured at fair value and classified as either held for sale or held for investment, as outlined below. Not electing fair value generally results in a larger discount being recorded on the date of the sale. This discount is subsequently accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with accounting standards, any loans for which fair value was previously elected continue to be measured accordingly. Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon fair value election. The changes in fair value of loans are reported in noninterest income. Fair value of loans includes adjustments for credit losses, market liquidity, and economic conditions.

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
Held for Sale
Management designates loans as held for sale based on its intent to sell loans, or portions of loans, in established secondary markets or to participant banks and credit unions. Salability requirements of government guaranteed portions include, but are not limited to, full disbursement of the loan commitment amount. Loans held for sale are carried at the lower of cost or fair value. Net unrealized losses, if any, on loans without a fair value election, are recognized through a valuation allowance and recorded as a charge to noninterest income. The cost basis of loans held for sale includes unamortized loan origination fees and costs. The pro-rata portion, based on the percent of the total loan sold, of the remaining deferred fees and costs are recognized as an adjustment to the gain on sale.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following summarizes the activity pertaining to loans held for sale for the years ended December 31, 2024 and 2023:

	2024	2023
Balance at beginning of year	$387,037	$554,610
Originations	1,037,474	877,083
Proceeds from sale	(1,431,261)	(1,362,803)
Gain on sale of loans	60,899	46,545
Principal collections, net of deferred fees and costs	(15,411)	(70,179)
Non-cash transfers, net	307,264	341,781
Balance at end of period	$346,002	$387,037
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
Loans and leases designated as held for investment include those identified as more beneficial to hold for the long term as well as the required retention amount defined by the SBA and USDA. Loans and leases held for investment also consist of certain guaranteed and unguaranteed credits including nonaccrual, non-marketable, and risk grade 50 or worse as defined by internal risk rating metrics.
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
Allowance for Credit Losses
The ACL is a valuation account that is deducted from the amortized cost basis of loans and leases to present a net amount expected to be collected. The ACL is not applicable to loans held for sale and loans accounted for under the fair value option. Loans and leases are charged-off against the ACL when management believes the uncollectibility of a loan or lease balance is confirmed. Expected recoveries, included in the ACL, do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
The Company’s ACL on loans and leases is estimated using models that incorporate relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The ACL is measured on a pooled basis using a quantitative modeling process when similar risk characteristics are present in the portfolio. The Company has identified pools based on industry or market segment, and whether the receivable is secured by real estate or another form of collateral. Additional information related to the portfolio segments can be found in Note 3. Loans and Leases Held for Investment and Credit Quality. Expected credit losses for pooled loans and leases are estimated using a DCF methodology for each loan and lease which incorporates measurements of PD, LGD, prepayments, the estimated outstanding exposure at default (“EAD”), and the effective interest rate (“EIR”). PD rates are calculated using the number of defaults divided by the number of loans available to default for 1-year observation periods over the lifetime of data available for a certain pool. LGD rates are calculated by dividing the lifetime net charge-offs for each pool by the pool’s EAD. PD and LGD rates are adjusted for forecasted national unemployment rates during a reasonable and supportable forecast period, using a single macroeconomic scenario. Management has determined that four quarters represents a reasonable and supportable forecast period and adjusted loss rates revert back to a historical loss rate over four quarters on a straight-line basis.
Expected credit losses are estimated over the contractual term of the loan or lease, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions and renewals unless the extension or renewal options are included in the contract at the reporting date and are not unconditionally cancellable by the Company.
The Company considers a variety of qualitative factors to reflect its current judgment of various events and risks that are not measured within the quantitative modeling, including lending policies and procedures, economic and business conditions, nature and volume of the loan and lease portfolio, experience of lending staff, volume and severity of credit risk metrics, quality of loan review, value of underlying collateral, loan and lease portfolio concentrations, and other external factors. The qualitative component of the ACL is further informed by multiple alternative economic scenarios, as deemed applicable, to arrive at a scenario or a composite of scenarios supporting the period-end ACL balance. The evaluation process is inherently imprecise and subjective as it requires management judgment based on underlying factors that are susceptible to changes.
In 2023, management adjusted historical loss information for differences in current risk characteristics that are not considered within the quantitative modeling processes but were relevant in assessing the expected credit losses within the loan and lease pools. These qualitative factor adjustments generally increased management’s estimate of expected credit losses based upon the estimated level of risk. The various risk factors considered in qualitative adjustments included risk grading, delinquency levels, pool age, portfolio mix and growth rates, and the status of servicing efforts which may be impacted by natural disasters or health pandemics. This evaluation was inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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
•Any loan or lease that is on nonaccrual.
•Prior to January 1, 2023, any loan or lease that was restructured with an interest rate concession and met the definition of a troubled debt restructuring (“TDR”).
The Company estimates reserves on individually evaluated loans and leases using either a DCF methodology in conjunction with the evaluation of collateral values or strictly through the evaluation of collateral values.
Loan relationships which meet the criteria to be individually evaluated with unguaranteed exposure of less than $250 thousand are collectively evaluated using an average of loss rates applied to individually evaluated relationships with unguaranteed exposure between $250 thousand and $1.0 million.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
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
Allowance for Off-Balance Sheet Credit Exposures
Expected credit losses on off-balance sheet credit exposures is estimated over the contractual period in which the Company is exposed to such losses. The estimate of off-balance sheet credit exposures includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated losses. The estimate is influenced by historical loss experience, adjusted for current risk characteristics, and economic forecasts. The balance of the allowance for off-balance sheet credit exposures was $13.6 million and $4.8 million at December 31, 2024 and 2023, respectively, and is recorded in other liabilities in the consolidated balance sheet. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $8.8 million, $3.3 million and $794 thousand in expense related to the allowance for off-balance sheet credit exposures. Beginning in the second quarter of 2024, this expense was presented in the provision for credit losses. This expense was historically presented in other expense and that classification remains unchanged for prior periods.
Equipment Leasing
The Company may purchase new equipment for the purpose of leasing such equipment to customers within its verticals. Equipment purchased to fulfill commitments to commercial renewable energy projects is leased out under operating leases while leases of equipment outside of the renewable energy vertical are generally direct financing leases. Accordingly, leased assets under operating leases are included in premises and equipment while leased assets under direct financing leases are included in loans and leases held for investment in the consolidated balance sheet.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The Company evaluates the carrying value of rental equipment for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. During the year ended December 31, 2023, the Company recognized impairment expense of $499 thousand related to rental equipment. No impairment expense was recorded during the years ended December 31, 2024 and 2022.
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
Servicing assets related to SBA and USDA loan sales are recognized as separate assets measured at fair value when a loan is sold. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, ancillary income, prepayment speeds and default rates and losses, with the prepayment speed and discount rate being the most sensitive assumptions. Servicing rights recognized through the sale of government guaranteed loans are carried at fair value as of the reporting date. Changes to fair value are reported in loan servicing asset revaluation in the consolidated statements of income. Servicing rights recognized through the sale of conventional loans are amortized over the period of estimated future net servicing life of the underlying assets and are evaluated quarterly for impairment by comparing the amortized cost to the estimated fair value. Servicing assets related to conventional commercial loans are carried at amortized cost.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2024 and 2023, the Company had $1.8 million of goodwill. The carrying amounts and accumulated amortization of all intangible assets as of December 31, 2024 was $1.6 million and $726 thousand, respectively, while at December 31, 2023 the balances were $1.7 million and $573 thousand, respectively. Intangible assets are almost entirely comprised of customer relationships that are being amortized using the straight-line method over 15 years.
The Company had no impairment charges related to business combinations in 2024, 2023 or 2022.
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
Long-Lived Assets Reclassified to Held for Sale
During 2024, the Company determined retention of an idle building and accompanying land adjacent to its main campus was not best suited to serve future expansion plans. As a result of this determination, the $18.5 million carrying amount of the building and land was considered held for sale, and reclassified from premises and equipment, net to other assets in the consolidated balance sheet. During the year, the building and land were sold for a gain of $2.4 million which is reflected in the 2024 consolidated statement of income in other noninterest income.
During 2023, the Company determined retention of two of its aircraft, was ineffective in serving the needs of an expanding nationwide customer base. As a result of this determination, the Company marketed the aircraft for sale and accordingly reclassified them from premises and equipment, net to other assets. The total amount reclassified out of premises and equipment, net was $30.2 million. Prior to December 31, 2023, one aircraft was sold for a $4.4 million gain and is reflected in the 2023 consolidated statement of income in other noninterest income with one aircraft remaining in other assets with a carrying amount of $16.0 million at December 31, 2023. During 2024, the Company sold the other aircraft for a gain of $6.7 million which is reflected in the 2024 consolidated statement of income in other noninterest income.
Common Stock
On June 11, 2014, the Company amended its Articles of Incorporation to create two classes of common stock. These two classes are identified as Class A and Class B or Voting Common Stock and Non-Voting Common Stock, respectively, in the accompanying consolidated balance sheet and statements of changes in shareholders’ equity. Voting and Non-Voting Common Stock holders have identical rights and privileges, with the exception that Non-Voting Common shares have no voting power except in limited circumstances. Stock splits or dividends of Voting and Non-Voting Common Shares shall be in like stock (voting for voting and non-voting for non-voting). Any number of Non-Voting Common Stock may be converted to an equal number of Voting Common Stock at the option of the holder; provided that holder is not the initial transferee or an affiliate of initial transferee and other conditions are met.
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

	December 31,
	2024	2023	2022
Basic earnings per share:
Net income attributable to Live Oak Bancshares, Inc.	$77,474	$73,898	$176,208
Weighted-average basic shares outstanding	45,009,567	44,353,708	43,862,291
Basic earnings per share	$1.72	$1.67	$4.02
Diluted earnings per share:
Net income attributable to Live Oak Bancshares, Inc., for diluted earnings per share	$77,474	$73,898	$176,208
Total weighted-average basic shares outstanding	45,009,567	44,353,708	43,862,291
Add effect of dilutive stock options and restricted stock grants	810,754	741,171	1,044,019
Total weighted-average diluted shares outstanding	45,820,321	45,094,879	44,906,310
Diluted earnings per share	$1.69	$1.64	$3.92
Anti-dilutive stock options and restricted stock grants	494,481	1,233,230	1,413,738
Revenue Recognition
The Company offers various services to customers that generate revenue. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less. As of December 31, 2024, 2023 and 2022, remaining performance obligations consisted primarily of service based revenues for contracts with an original expected length of two years or less.
Service based revenues are included in other noninterest income in the consolidated statements of income and consist of other recurring revenue streams from GLS to its clients for settlement, accounting and valuation for government guaranteed loan sales and holdings, fund investment advisory services performed by Canapi Advisors, and investment management and financial planning services provided by Live Oak Private Wealth. Fund investment advisory services performed by Canapi Advisors ended in the third quarter of 2024 when Canapi Advisors voluntarily withdrew as an investment advisor.
Service Based Revenues
GLS provides services when requested by clients. Each requested service represents a specific performance obligation with a transaction price outlined by a fee schedule. Revenue is recognized as the requested services are completed and payment is generally received the following month.
Canapi Advisors provided investment advisory services to four financial technology venture funds where its performance obligations were satisfied over time. Fund management fees were based upon the contractual terms of the limited partnership agreements and were recognized as earned over the specified contract period, which was generally equal to the life of the individual fund. Fund management fees were calculated as a percentage of committed capital, net of any permitted offsets, and were collected in advance and recognized quarterly.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Reclassifications
Certain reclassifications have been made to the prior period's consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders' equity previously reported were not affected by these reclassifications.
Loan and Lease Classes
During the fourth quarter of 2024, management made changes to loan and lease classes to align the presentation in the credit quality disclosures in Note 3. Loans and Leases Held for Investment and Credit Quality with the Company’s method for monitoring and assessing credit risk. As a result, loans and leases previously classified as Specialty Lending class and Energy & Infrastructure class in the 2023 financial statements were reclassified into the Commercial Banking class to reflect the current year classifications.
Recent Accounting Pronouncements
The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” was issued deferring the sunset date of Topic 848. As subsequently amended, the ASU can be adopted by the Company through December 31, 2024. To address the discontinuance of LIBOR, the Company stopped originating variable LIBOR-based loans effective December 31, 2021 and started to negotiate loans using the preferred replacement index, the Secured Overnight Financing Rate (“SOFR”) or a relevant duration U.S. Treasury rate. As of December 31, 2024, the Company has transitioned all its LIBOR-based loan exposure to an alternative index. The application of the standard did not have a material effect on the consolidated financial statements.
In June 2022, the FASB issued ASU No. 2022-03 “Fair Value Measurement (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Restrictions” (“ASU 2022-03”). ASU 2022-03 indicates a contractual sale restriction on equity securities should not be considered in measuring fair value, however, disclosure should be made about such restrictions. The Company adopted the standard on January 1, 2024, with no material effect on its consolidated financial statements.
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
In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this standard on December 31, 2024 with no material effect on its consolidated financial statements. The amendments were applied retrospectively to all prior periods in the consolidated financial statements.

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
In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain expense captions into specified categories within the footnotes. The amendments in this standard will be effective for the Company on January 1, 2027. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements and related disclosures.
Note 2. Securities
Available-for-Sale
The carrying amount of securities and their approximate fair values are reflected in the following table:

December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$18,196	$—	$299	$17,897
Mortgage-backed securities	1,335,177	1,083	108,927	1,227,333
Municipal bonds	3,176	—	203	2,973
Total	$1,356,549	$1,083	$109,429	$1,248,203

December 31, 2023
U.S. government agencies	$17,809	$2	$282	$17,529
Mortgage-backed securities	1,216,624	466	111,498	1,105,592
Municipal bonds	3,200	—	161	3,039
Total	$1,237,633	$468	$111,941	$1,126,160
During the year ended December 31, 2024, one security totaling $3.0 million matured, one security totaling $2.5 million was called and ten securities totaling $27.0 million were settled. During the year ended December 31, 2023, three securities totaling $13.0 million were called and four securities totaling $7.0 million were settled. During the year ended December 31, 2022, two securities totaling $7.5 million matured and twenty securities totaling $36.5 million were settled.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$8,036	$189	$9,861	$110	$17,897	$299
Mortgage-backed securities	265,934	4,173	859,819	104,754	1,125,753	108,927
Municipal bonds	—	—	2,973	203	2,973	203
Total	$273,970	$4,362	$872,653	$105,067	$1,146,623	$109,429

	Less Than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$15,057	$282	$15,057	$282
Mortgage-backed securities	138,823	3,431	886,699	108,067	1,025,522	111,498
Municipal bonds	—	—	3,039	161	3,039	161
Total	$138,823	$3,431	$904,795	$108,510	$1,043,618	$111,941
At December 31, 2024, there were 404 mortgage-backed securities, three U.S. government agencies and two municipal bonds in unrealized loss positions for greater than 12 months. There were 59 mortgage-backed securities and two U.S. government agencies in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2023 consisted of 409 mortgage-backed securities, five U.S. government agencies and two municipal bond for greater than 12 months. There were 27 mortgage-backed securities in unrealized loss positions for less than 12 months.
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
All mortgage-backed securities in the Company’s portfolio at December 31, 2024 and 2023 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following is a summary of investment securities by maturity:

	December 31, 2024
	Available-for-sale
	Amortized Cost	Fair Value
U.S. government agencies
Within one year	$7,000	$6,963
One to five years	4,272	4,180
Five to ten years	6,924	6,754
Total	18,196	17,897
Mortgage-backed securities
Within one year	18,479	18,381
One to five years	198,710	190,071
Five to ten years	223,875	200,334
After 10 years	894,113	818,547
Total	1,335,177	1,227,333
Municipal bonds
Five to ten years	3,080	2,890
After 10 years	96	83
Total	3,176	2,973
Total	$1,356,549	$1,248,203
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.
At December 31, 2024, investment securities with a market value of $621.4 million and a carrying value of $695.1 million were pledged to support unused borrowing capacity. There were no investment securities pledged at December 31, 2023.
Equity Investments
Equity investments, largely comprised of non-marketable equity investments, are generally accounted for under either the equity method or equity security accounting. The below tables provide additional information related to investments accounted for under these two methods.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Equity Method Accounting
The carrying amount and ownership percentage of each equity method investment at December 31, 2024 and 2023 is reflected in the following table:

	2024		2023
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$53,108	40.4%	$60,682	40.4%
Canapi Ventures SBIC Fund, LP (1) (5)	11,504	2.9	18,190	2.9
Canapi Ventures Fund, LP (2) (5)	1,438	1.5	2,267	1.5
Canapi Ventures Fund II, LP (3) (5)	2,193	1.6	7,232	1.6
Canapi Ventures SBIC Fund II, LP (4) (5)	1,238	2.9	7,611	2.9
Affordable housing (6)	14,724	Various	15,611	Various
Solar tax credit investments (7)	5,309	99.0	6,714	99.0
Other (8)	1,489	Various	607	Various
Total	$91,003		$118,914

(1)	Investment unfunded commitments of $5.0 million as of December 31, 2024 and December 31, 2023.
(2)	Investment unfunded commitments of $492 thousand and $559 thousand as of December 31, 2024 and December 31, 2023, respectively.
(3)	Investment unfunded commitments of $5.2 million and $6.3 million as of December 31, 2024 and December 31, 2023, respectively.
(4)	Investment unfunded commitments of $6.5 million and $7.1 million as of December 31, 2024 and December 31, 2023, respectively.
(5)	Investee is accounted for under equity method due to the Company's potential influence with investment advisor.
(6)
Affordable Housing includes low income housing tax credit (“LIHTC”) in Estrella Landing Apartments LLC (“Estrella Landing”), in which the Company holds a 99.9% limited member interest. Also included are Cape Fear Collective Impact Opportunity 1 LLC (“Cape Fear Collective 1”) and Cape Fear Collective Impact Opportunity 2 LLC (“Cape Fear Collective 2”) which the Company holds 91.0% and 32.3% of limited member interests, respectively. As of December 31, 2024 and December 31, 2023, there was an unfunded commitment of $1.7 million and $7.7 million, respectively for Estrella Landing.

(7)
Solar tax credit investments includes Green Sun Tenant LLC (“Green Sun”), SVA 2021-2 TE Holdco LLC (“Sun Vest”), EG5 CSP1 Holding LLC (“HEP”), and HRE Lessee I, LLC (“Heelstone”), which the Company holds a 99.0% limited member interest in all investments.

(8)
Other investments includes OTR Fund I, LLC (“OTR”) which the Company holds 5.9% of limited member interests. As of December 31, 2024, this investment category also includes the carried interest security related to Canapi Ventures Fund I, L.P.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Equity Security Accounting
The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis as of December 31, 2024 and for the years ended December 31, 2024, 2023 and 2022 is reflected in the following table:

	Cumulative Adjustments	2024	2023	2022
Carrying value (1)		$79,662	$77,825	$76,438
Carrying value adjustments:
Impairment	$—	—	—	—
Upward changes for observable prices (2)	50,901	409	—	2,022
Downward changes for observable prices	(2,910)	(369)	(1,524)	—
Net upward (downward) change	$47,991	$40	$(1,524)	$2,022

(1)	Investment unfunded commitments of $4.3 million, $2.3 million, and $3.0 million as of December 31, 2024, 2023, and 2022, respectively.
(2)	Cumulative adjustments excludes $13.9 million in realized gains for sale of an investment in the second quarter of 2021.

For the twelve months ended December 31, 2024, 2023 and 2022, the Company recognized unrealized gains (losses) on all equity securities still held at the reporting date of $119 thousand, $(1.5) million, and $1.9 million, respectively.
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
The above investments meet the criteria of a VIE, however, the Company is not the primary beneficiary of the entities, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities. The Company’s investment in the unconsolidated VIEs are carried in other assets.
The Company’s maximum exposure to loss from unconsolidated VIEs includes the investment recorded on the Company’s consolidated balance sheet and unfunded commitment. For solar tax credit investments, the balance sheet figures are net of any impairment recognized, and includes previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes the potential for loss from these investments is remote, the maximum exposure for solar tax credit investments was determined by assuming a scenario where related tax credits were recaptured.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following table provides a summary of the VIEs that the Company has not consolidated as of December 31, 2024 and 2023:

December 31, 2024	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$5,309	$38,107	$—	Other assets (1)
Affordable housing	12,940	15,463	—	Other assets (2)
Canapi Funds	17,104	34,269	—	Other assets (3)
Non-marketable and other equity investments	5,290	9,591	—	Other assets (4)

December 31, 2023	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$6,714	$38,228	$—	Other assets (5)
Affordable housing	15,611	15,611	7,715	Other assets & other liabilities (6)
Canapi Funds	35,300	35,300	18,930	Other assets & other liabilities
Non-marketable and other equity investments	8,840	8,840	2,321	Other assets & other liabilities

(1)	Maximum exposure to loss includes $5.3 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $32.8 million.
(2)	Maximum exposure to loss includes $12.9 million of investments, $1.7 million in unfunded commitments and a scenario in which related tax credits are recaptured, collectively totaling $0.8 million.
(3)	Maximum exposure to loss includes $17.1 million of current investments and $17.2 million in unfunded commitments.
(4)	Maximum exposure to loss includes $5.3 million of current investments and $4.3 million in unfunded commitments.
(5)	Maximum exposure to loss represents $6.7 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $31.5 million.
(6)
Maximum exposure to loss represents $15.6 million of investments. As there are no tax credits allocated in 2023, there is no increase to the maximum exposure to loss related to recaptured tax credits on the $8.8 million LIHTC investment as of December 31, 2023.

The following table provides a summary of the tax benefits the Company has received from VIEs as of December 31, 2024, 2023, and 2022:

	The Year Ended December 31,
	2024	2023	2022
Provision for income taxes:
Amortization of tax credit investments under proportional amortization	$1,106	$—	$—
Tax credits from tax credit investments	(11,546)	(16,390)	(16,361)
Other tax benefits related to tax credit investments	—	—	—
Total	$(10,440)	$(16,390)	$(16,361)

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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The loan and lease portfolio is further grouped into one of the following classes (also referred to as divisions): Small Business Banking, Commercial Banking, or Paycheck Protection Program. Small Business Banking includes loans to customers in verticals that generally have traditional loan structures. Commercial Banking includes loans to customers in verticals that generally have atypical ownership structures as well as complex collateral arrangements, underwriting requirements, and servicing needs. Commercial Banking also includes loans to customers that operate renewable energy projects, lodging facilities, and municipalities, and often utilize USDA or tax-exempt loan structures. Paycheck Protection Program (“PPP”) includes all loans originated under the PPP pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”) economic relief program and carry a 100% government guarantee. These loans and lease classes were determined based on industry risk characteristics and management’s method for monitoring credit risk and managing those lending divisions.
Past Due Loans and Leases
Loans and leases are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans and leases less than 30 days past due and accruing are included within current loans and leases shown below. The following tables show an age analysis of past due loans and leases as of the dates presented.

December 31, 2024	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
Commercial & Industrial
Small Business Banking	$2,182,596	$37,966	$104,362	$142,328	$2,324,924	$119,378	$2,444,302
Commercial Banking	2,418,078	15,282	23,999	39,281	2,457,359	49,767	2,507,126
Paycheck Protection Program	2,361	—	—	—	2,361	—	2,361
Total	4,603,035	53,248	128,361	181,609	4,784,644	169,145	4,953,789
Construction & Development
Small Business Banking	514,997	1,488	2,468	3,956	518,953	—	518,953
Commercial Banking	85,456	—	—	—	85,456	—	85,456
Total	600,453	1,488	2,468	3,956	604,409	—	604,409
Commercial Real Estate
Small Business Banking	2,773,306	42,058	57,896	99,954	2,873,260	107,751	2,981,011
Commercial Banking	1,040,065	5,000	10,778	15,778	1,055,843	19,025	1,074,868
Total	3,813,371	47,058	68,674	115,732	3,929,103	126,776	4,055,879
Commercial Land
Small Business Banking	610,920	2,209	3,324	5,533	616,453	32,825	649,278
Total	610,920	2,209	3,324	5,533	616,453	32,825	649,278
Total	$9,627,779	$104,003	$202,827	$306,830	$9,934,609	$328,746	$10,263,355
Retained Loan Discount and Net Deferred Costs							$(29,981)
Loan and Leases, Net							$10,233,374

Guaranteed Balance	$2,933,636	$58,235	$171,123	$229,358	$3,162,994	$77,514	$3,240,508
% Guaranteed	30.5%	56.0%	84.4%	74.8%	31.8%	23.6%	31.6%

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2023	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
Commercial & Industrial
Small Business Banking	$2,075,227	$16,570	$33,366	$49,936	$2,125,163	$151,887	$2,277,050
Commercial Banking	1,974,400	2,806	4,044	6,850	1,981,250	54,014	2,035,264
Paycheck Protection Program	5,595	—	—	—	5,595	—	5,595
Total	4,055,222	19,376	37,410	56,786	4,112,008	205,901	4,317,909
Construction & Development
Small Business Banking	413,349	1,745	—	1,745	415,094	—	415,094
Commercial Banking	54,960	—	—	—	54,960	—	54,960
Total	468,309	1,745	—	1,745	470,054	—	470,054
Commercial Real Estate
Small Business Banking	2,414,677	18,589	32,310	50,899	2,465,576	127,358	2,592,934
Commercial Banking	670,325	—	15,104	15,104	685,429	17,751	703,180
Total	3,085,002	18,589	47,414	66,003	3,151,005	145,109	3,296,114
Commercial Land
Small Business Banking	531,331	1,521	1,910	3,431	534,762	37,026	571,788
Total	531,331	1,521	1,910	3,431	534,762	37,026	571,788
Total	$8,139,864	$41,231	$86,734	$127,965	$8,267,829	$388,036	$8,655,865
Retained Loan Discount and Net Deferred Costs							$(22,018)
Loan and Leases, Net							$8,633,847

Guaranteed Balance	$2,877,105	$29,183	$61,107	$90,290	$2,967,395	$66,299	$3,033,694
% Guaranteed	35.3%	70.8%	70.5%	70.6%	35.9%	17.1%	35.0%

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
Pass (Risk Grades 10-47): These loans and leases are not impaired and have no known issues that could significantly impact their quality. There are seven categories within the Pass classification depending on the strength of the borrower, including credits that warrant additional management attention but are not currently Special Mention.
Special Mention (Risk Grade 50): These loans and leases show signs of weaknesses in either adequate sources of repayment or collateral. These loans and leases may contain underwriting guidelines tolerances and/or exceptions with no mitigating factors; and/or instances where adverse economic conditions develop subsequent to origination that do not jeopardize liquidation of the debt but substantially increase the level of risk.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Substandard (Risk Grades 60-80): Loans and leases graded Substandard are inadequately protected by current sound net worth, paying capacity of the obligor, or pledged collateral. Loans and leases classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. These loans and leases are consistently not meeting the repayment schedule.
The following tables present credit quality indicators by portfolio class:

	Term Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
Small Business Banking
Pass	$1,112,351	$1,084,996	$1,323,982	$1,001,021	$528,008	$482,192	$124,370	$33,359	$5,690,279
Special Mention	7,041	46,047	77,638	61,906	31,575	83,693	22,729	2,790	333,419
Substandard	13,805	28,573	84,067	74,990	40,266	59,874	7,922	395	309,892
Total	1,133,197	1,159,616	1,485,687	1,137,917	599,849	625,759	155,021	36,544	6,333,590
Commercial Banking
Pass	1,169,167	752,078	398,333	207,755	51,552	81,166	423,334	116,594	3,199,979
Special Mention	—	16,483	88,464	36,165	24,018	17,569	9,555	4,245	196,499
Substandard	—	—	31,461	136,818	27,905	—	2,902	3,094	202,180
Total	1,169,167	768,561	518,258	380,738	103,475	98,735	435,791	123,933	3,598,658
Paycheck Protection Program
Pass	—	—	—	1,461	900	—	—	—	2,361
Total	—	—	—	1,461	900	—	—	—	2,361
Total	$2,302,364	$1,928,177	$2,003,945	$1,520,116	$704,224	$724,494	$590,812	$160,477	$9,934,609

Year-To-Date Gross Charge-offs
Small Business Banking	$652	$4,198	$18,630	$4,954	$3,462	$3,481	$3,555	$170	$39,102
Commercial Banking	—	17	5,176	1,493	756	—	1,535	—	8,977
Total	$652	$4,215	$23,806	$6,447	$4,218	$3,481	$5,090	$170	$48,079

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
Small Business Banking
Pass	$990,349	$1,470,824	$1,255,664	$660,926	$363,377	$296,132	$63,963	$11,047	$5,112,282
Special Mention	7,744	72,913	60,115	37,390	42,095	50,705	7,174	1,407	279,543
Substandard	2,286	31,487	29,636	35,611	18,429	28,700	2,621	—	148,770
Total	1,000,379	1,575,224	1,345,415	733,927	423,901	375,537	73,758	12,454	5,540,595
Commercial Banking
Pass	1,027,017	561,189	347,087	63,205	59,138	23,420	225,278	58,441	2,364,775
Special Mention	8,858	52,767	139,824	56,565	17,050	18,627	20,547	5,417	319,655
Substandard	—	4,024	18,335	3,619	—	—	7,203	4,028	37,209
Total	1,035,875	617,980	505,246	123,389	76,188	42,047	253,028	67,886	2,721,639
Paycheck Protection Program
Pass	—	—	2,831	2,764	—	—	—	—	5,595
Total	—	—	2,831	2,764	—	—	—	—	5,595
Total	$2,036,254	$2,193,204	$1,853,492	$860,080	$500,089	$417,584	$326,786	$80,340	$8,267,829

Year-To-Date Gross Charge-offs
Small Business Banking	$—	$5,621	$6,435	$1,058	$1,225	$525	$1,097	$—	$15,961
Commercial Banking	—	—	—	—	—	—	7,966	—	7,966
Total	$—	$5,621	$6,435	$1,058	$1,225	$525	$9,063	$—	$23,927

(1)	Excludes $328.7 million and $388.0 million of loans accounted for under the fair value option as of December 31, 2024 and December 31, 2023, respectively.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

December 31, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$8,892,619	$2,644,310	$6,248,309	29.7%
Special Mention	529,918	172,015	357,903	32.5
Substandard	512,072	346,669	165,403	67.7
Total	$9,934,609	$3,162,994	$6,771,615	31.8%

December 31, 2023	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$7,482,652	$2,622,558	$4,860,094	35.0%
Special Mention	599,198	234,845	364,353	39.2
Substandard	185,979	109,992	75,987	59.1
Total	$8,267,829	$2,967,395	$5,300,434	35.9%

(1)	Excludes $328.7 million and $388.0 million of loans accounted for under the fair value option as of December 31, 2024 and 2023, respectively.
Nonaccrual Loans and Leases
As of December 31, 2024 and December 31, 2023 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the twelve months ended December 31, 2024 and 2023. Nonaccrual loans and leases are generally included in the held for investment portfolio. Accrued interest receivable on loans totaled $80.7 million and $63.5 million at December 31, 2024 and December 31, 2023, respectively, and is included in other assets in the accompanying consolidated balance sheet.
Nonaccrual loans and leases as of December 31, 2024 and December 31, 2023 are as follows:

December 31, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$141,674	$116,596	$25,078	$5,219
Commercial Banking	39,282	26,300	12,982	3,816
Total	180,956	142,896	38,060	9,035
Construction & Development
Small Business Banking	3,955	3,379	576	372
Total	3,955	3,379	576	372
Commercial Real Estate
Small Business Banking	81,847	55,290	26,557	17,736
Commercial Banking	26,888	13,981	12,907	11,907
Total	108,735	69,271	39,464	29,643
Commercial Land
Small Business Banking	10,651	7,339	3,312	173
Total	10,651	7,339	3,312	173
Total	$304,297	$222,885	$81,412	$39,223

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2023	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$47,558	$39,018	$8,540	$407
Commercial Banking	6,850	2,794	4,056	2,546
Total	54,408	41,812	12,596	2,953
Construction & Development
Small Business Banking	1,745	1,309	436	—
Total	1,745	1,309	436	—
Commercial Real Estate
Small Business Banking	57,140	44,426	12,714	8,199
Commercial Banking	15,104	2,799	12,305	12,032
Total	72,244	47,225	25,019	20,231
Commercial Land
Small Business Banking	6,566	5,332	1,234	194
Total	6,566	5,332	1,234	194
Total	$134,963	$95,678	$39,285	$23,378

(1)	Excludes loans accounted for under the fair value option. See Note 10. Fair Value of Financial Instruments for additional information.
When a loan or lease is placed on nonaccrual status, any accrued interest is reversed from loan interest income. The following table summarizes the amount of accrued interest reversed during the periods presented:

	Twelve Months Ended December 31,
	2024 (1)	2023 (1)
Commercial & Industrial	$4,213	$2,212
Construction & Development	74	56
Commercial Real Estate	1,699	1,041
Commercial Land	218	—
Total	$6,204	$3,309

(1)	Excludes loans accounted for under the fair value option. See Note 10. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following tables present the amortized cost basis of collateral-dependent loans and leases which are individually evaluated to determine expected credit losses, as of December 31, 2024 and 2023:

	Total Collateral-Dependent Loans			Unguaranteed Portion
December 31, 2024	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$6,693	$36,500	$—	$2,738	$12,061	$—	$8,299
Commercial Banking	101,001	26,788	—	13,704	11,350	—	4,374
Total	107,694	63,288	—	16,442	23,411	—	12,673
Commercial Real Estate
Small Business Banking	53,306	6,327	—	22,239	1,061	—	890
Total	53,306	6,327	—	22,239	1,061	—	890
Commercial Land
Small Business Banking	6,295	—	—	2,713	—	—	974
Total	6,295	—	—	2,713	—	—	974
Total	$167,295	$69,615	$—	$41,394	$24,472	$—	$14,537

	Total Collateral-Dependent Loans			Unguaranteed Portion
December 31, 2023	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$2,737	$2,426	$—	$421	$547	$—	$277
Commercial Banking	—	7,733	—	—	4,938	—	—
Total	2,737	10,159	—	421	5,485	—	277
Commercial Real Estate
Small Business Banking	21,211	—	—	6,298	—	—	—
Total	21,211	—	—	6,298	—	—	—
Commercial Land
Small Business Banking	1,735	—	—	200	—	—	—
Total	1,735	—	—	200	—	—	—
Total	$25,683	$10,159	$—	$6,919	$5,485	$—	$277
Allowance for Credit Losses – Loans and Leases
The Company maintains the ACL at levels management believes represents the future expected credit losses in the loan and lease portfolios as of the balance sheet date. See Note 1. Organization and Summary of Significant Accounting Policies for a description of the methodologies used to estimate credit losses.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following tables detail activity in the allowance for credit losses for the periods presented:

	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
December 31, 2024
Beginning Balance	$87,581	$4,717	$28,864	$4,678	$125,840
Charge offs	(43,785)	(338)	(3,932)	(24)	(48,079)
Recoveries	741	—	638	8	1,387
Provision	84,470	564	3,931	(597)	88,368
Ending Balance	$129,007	$4,943	$29,501	$4,065	$167,516
December 31, 2023
Beginning Balance	$64,995	$5,101	$22,901	$3,569	$96,566
Adoption of ASU 2022-02	(25)	(166)	(83)	(402)	(676)
Charge offs	(22,510)	—	(1,417)	—	(23,927)
Recoveries	839	—	1,715	—	2,554
Provision	44,282	(218)	5,748	1,511	51,323
Ending Balance	$87,581	$4,717	$28,864	$4,678	$125,840
December 31, 2022
Beginning Balance	$37,770	$3,435	$19,068	$3,311	$63,584
Charge offs	(8,262)	—	(1,463)	(652)	(10,377)
Recoveries	1,039	3	1,363	11	2,416
Provision	34,448	1,663	3,933	899	40,943
Ending Balance	$64,995	$5,101	$22,901	$3,569	$96,566
During the year ended December 31, 2024, the ACL increased primarily as a result of record loan growth combined with the impacts of the current and forecasted macroeconomic environment. Loss rates are adjusted for four quarters of forecasted unemployment followed by a four-quarter straight-line reversion period.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following tables summarize the amortized cost basis of loans that were modified during the periods presented.

Twelve Months Ended December 31, 2024	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Small Business Banking	$8,083	$—	$—	$—	0.1%
Commercial Banking	12,779	—	3,094	2,500	0.7
Total	$20,862	$—	$3,094	$2,500	0.8%

Twelve Months Ended December 31, 2023	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension & Payment Delay	% of Total Class of Financing Receivable
Small Business Banking	$10,090	$5,127	$3,330	$361	0.3%
Commercial Banking	—	14,193	—	4,133	1.7
Total	$10,090	$19,320	$3,330	$4,494	2.0%
As of December 31, 2024 and December 31, 2023, the Company had commitments to lend additional funds to these borrowers totaling $6.3 million and $1.2 million, respectively.
The following table presents an aging analysis of loans that were modified within the twelve months ended December 31, 2024 and December 31, 2023, respectively:

Twelve Months Ended December 31, 2024	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$8,083	$—	$—	$—
Commercial Banking	18,373	—	—	—
Total	$26,456	$—	$—	$—

Twelve Months Ended December 31, 2023	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$18,908	$—	$—	$—
Commercial Banking	18,326	—	—	—
Total	$37,234	$—	$—	$—
The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the periods presented.

	Twelve Months Ended December 31, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	—%	0
Commercial Banking	5.00	7

	Twelve Months Ended December 31, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	1.41%	67
Commercial Banking	—	29
There were no loans that were modified within the twelve months ended December 31, 2024 and December 31, 2023, respectively, that subsequently defaulted during the periods presented.

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
The following table represents the types of TDRs that were made during the periods presented:

	Twelve months ended December 31, 2022
	Interest Only		Payment Deferral		Extend Amortization		Other (1)		Total TDRs (2)
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Commercial & Industrial
Small Business Banking	—	$—	7	$8,795	3	$1,442	1	$490	11	$10,727
Commercial Banking	—	—	1	4,183	1	13,517	—	—	2	17,700
Total	—	—	8	12,978	4	14,959	1	490	13	28,427
Commercial Real Estate
Small Business Banking	1	3,677	1	797	1	4,364	—	—	3	8,838
Total	1	3,677	1	797	1	4,364	—	—	3	8,838
Construction & Development
Small Business Banking	—	—	—	—	—	—	2	3,081	2	3,081
Total	—	—	—	—	—	—	2	3,081	2	3,081
Total	1	$3,677	9	$13,775	5	$19,323	3	$3,571	18	$40,346

(1)
Includes one small business banking loan with extend amortization and a rate concession ($490 thousand) and two small business banking loans with extended amortization and interest only ($3.1 million).

(2)	Excludes loans accounted for under the fair value option. See Note 10. Fair Value of Financial Instruments for additional information.
Restructurings made to improve a loan’s performance have varying degrees of success. The following table presents TDRs that were modified within the twelve months ended December 31, 2022 that subsequently defaulted during the period:

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
Direct Financing Leases
The gross lease payments receivable and the net investment included in loans and leases held for investment are as follows:

	As of December 31,
	2024	2023

Gross direct finance lease payments receivable	$961	$2,335
Less - unearned interest	(39)	(218)
Net investment in direct financing leases	$922	$2,117
Future minimum lease payments receivable under direct finance leases are as follows:

As of December 31, 2024	Amount
2025	$854
2026	107
Total	$961
Interest income of $122 thousand, $253 thousand and $393 thousand was recognized in the twelve months ended December 31, 2024, 2023 and 2022, respectively.
Operating Leases
As of December 31, 2024 and 2023, the Company had a net investment of $93.4 million and $104.0 million, respectively, in assets included in premises and equipment, net in the consolidated balance sheet that are subject to operating leases. Of the net investment, the gross balance of the assets was $159.7 million and $162.3 million as of December 31, 2024 and 2023, respectively, and accumulated depreciation was $66.2 million and $58.3 million as of December 31, 2024 and 2023, respectively. Depreciation expense recognized on these assets for the twelve months ended December 31, 2024, 2023 and 2022 was $9.6 million, $9.6 million and $9.7 million, respectively.
Lease income of $9.4 million, $9.5 million and $9.5 million was recognized in the twelve months ended December 31, 2024, 2023 and 2022, respectively.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
A maturity analysis of future minimum lease payments receivable under non-cancelable operating leases is as follows:

As of December 31, 2024	Amount
2025	$9,657
2026	8,721
2027	8,483
2028	3,837
2029	2,399
Thereafter	7,309
Total	$40,406
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
Operating leases are included in other assets and other liabilities in the consolidated balance sheet. Finance leases are included in other assets and borrowings in the consolidated balance sheet. Lease expense for operating leases and finance leases is included in occupancy expense in the consolidated statements of income and interest expense for finance leases is included in borrowings interest expense in the consolidated statements of income.
The Company has operating leases for real property and land. These leases have remaining lease terms of 1 year to 22 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases. The Company has concluded that it is reasonably certain it will exercise the options to extend for only one lease, which was therefore recognized as part of the right-of-use asset and lease liability.
The Company has a finance lease for business equipment, and it has a remaining lease term of approximately 2.58 years. There are no options to extend or terminate this lease.
The components of lease expense are as follows:

	December 31, 2024	December 31, 2023
Operating lease cost	$891	$820
Short-term lease cost	379	123
Finance lease cost:
Amortization of right-of-use assets	22	—
Interest expense on lease liabilities	3	—
Sublease income	(40)	—
Total net lease cost	$1,255	$943

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Supplemental disclosure for the consolidated balance sheets related to leases is as follows:

	December 31, 2024	December 31, 2023
Operating lease right-of-use asset	$2,106	$2,799
Operating lease liability	2,636	3,180
Finance lease right-of-use asset	130	—
Finance lease liability	132	—
The weighted average remaining lease term and weighted average discount rate for leases are as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years)
Operating leases	10.73	10.58
Finance lease	2.58	—
Weighted average discount rate
Operating leases	3.76%	3.64%
Finance lease	4.40%	—%
A maturity analysis of operating and finance lease liabilities is as follows:

As of December 31, 2024	Operating Leases	Finance Leases
2025	$603	$58
2026	539	54
2027	508	28
2028	333	—
2029	210	—
Thereafter	1,022	—
Total lease payments	3,215	140
Less: imputed interest	(579)	(8)
Total lease liabilities	$2,636	$132

Note 5. Servicing Assets
Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $3.46 billion, $3.09 billion and $2.67 billion at December 31, 2024, 2023 and 2022, respectively. The unpaid principal balance for all loans serviced for others was $4.72 billion, $4.24 billion and $3.48 billion at December 31, 2024, 2023 and 2022, respectively.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following summarizes the activity pertaining to servicing rights measured at fair value:

	2024	2023
Balance at beginning of period	$48,186	$26,323
Additions, net	19,757	16,977
Fair value changes:
Due to changes in valuation inputs or assumptions (1)	3	14,297
Decay due to increases in principal paydowns or runoff	(12,158)	(9,411)
Balance at end of period	$55,788	$48,186

(1)	The twelve month period ended December 31, 2023, includes a $13.7 million increase related to change in estimate implemented on July 1, 2023.
See Note 10. Fair Value of Financial Instruments for further details about servicing assets measured at fair value.
As of December 31, 2024 and 2023, the Company had servicing assets related to conventional commercial loans carried at amortized cost of $356 thousand and $405 thousand, respectively.
Note 6. Premises and Equipment
Components of Premises and Equipment
Components of premises and equipment and total accumulated depreciation at December 31, 2024 and 2023 are as follows:

	2024	2023
Buildings	$90,990	$54,746
Land improvements	6,829	5,213
Furniture and equipment	27,830	19,537
Hardware and software	26,847	16,698
Leasehold improvements	7,421	7,678
Land	16,870	17,998
Transportation	44,144	22,279
Solar panels	159,672	162,348
Deposits on fixed assets	1,390	48,518
Premises and equipment, total	381,993	355,015
Less accumulated depreciation	(117,934)	(97,134)
Premises and equipment, net of depreciation	$264,059	$257,881
Deposits on fixed assets at December 31, 2024 consist primarily of software development costs and campus improvement costs. Depreciation expense for the years ended December 31, 2024, 2023 and 2022 amounted to $23.4 million, $21.1 million and $20.6 million, respectively. Total capitalized interest of $769 thousand related to the Company’s newly constructed building at its headquarters campus was recorded for the year ended December 31, 2024.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 7. Deposits
The types of deposits at December 31, 2024 and 2023 are:

	2024	2023
Noninterest-bearing deposits	$318,890	$259,270
Interest-bearing deposits:
Interest-bearing checking	351,284	301,006
Money market	147,533	135,551
Savings	5,282,812	4,497,376
Time deposits	5,659,975	5,081,816
Total	11,441,604	10,015,749
Total deposits	$11,760,494	$10,275,019
The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2024 and 2023 was approximately $695.9 million and $695.6 million, respectively. At December 31, 2024 the scheduled maturities of total time deposits are as follows:

Year	Amount
2025	$4,289,716
2026	680,765
2027	255,613
2028	155,951
2029	94,966
Thereafter	182,964
Total	$5,659,975

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 8. Borrowings
Total outstanding borrowings consisted of the following:

	December 31, 2024	December 31, 2023
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$13,184	$23,354
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
	99,505	—
Other long term debt (1)	131	—
Total borrowings	$112,820	$23,354
(1) Includes finance leases.
As of December 31, 2024 and 2023, the Company’s total unused borrowing capacity was $3.55 billion and $3.68 billion, respectively, based upon securities and loans identified as available for collateral. Unused borrowing capacity consists of access through the Federal Reserve Bank's discount window, available lines of credit with the Federal Home Loan Bank and other correspondent banks, access to a repurchase agreement, and the Federal Reserve Bank’s Bank Term Funding Program which ended March 11, 2024. If additional collateral is available, the Company’s aggregate approved borrowing capacity with all of the above sources is $6.10 billion and $6.28 billion as of December 31, 2024 and 2023, respectively. See further details below on each type of unused borrowing available to the Company.
The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by qualifying loans and investment securities with a balance of $3.25 billion and $2.74 billion as of December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Company had approximately $2.73 billion and $2.21 billion, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of December 31, 2024 or 2023.
On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. As of December 31, 2024 and 2023, there was $3.13 billion and $2.72 billion, respectively, of stated potential borrowing capacity available under this agreement, of which approximately $587.8 million and $111.7 million of securities are available for collateral, respectively. There is no collateral pledged and no advances outstanding as of December 31, 2024 or 2023.
The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $130.0 million as of December 31, 2024 and 2023. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balance on the lines of credit as of December 31, 2024 and 2023.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
In September 2024, the Company modified a $100.0 million revolving line of credit with a third party correspondent bank. The line of credit is unsecured and accrues interest at 30-day SOFR plus 1.25% with an interest rate floor of 2.75% and an interest rate cap of 6.75%. The line of credit was extended 12 months to a maturity date of October 10, 2027. Payments are interest only with all principal and accrued interest due at maturity. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. The Company paid the Lender a non-refundable $250 thousand renewal fee upon modifying the Note that will be amortized into interest expense over the life of the loan. As of December 31, 2024 and 2023, there was $100.0 million of available credit.
The Company could borrow funds from the Bank Term Funding Program (“BTFP”). Under the BTFP, advances must be secured by pledging eligible securities owned by the Company on March 12, 2023. BTFP advances could be requested for a term of up to one year at a fixed market rate until the program ended March 11, 2024. As of December 31, 2024, there was no potential borrowing capacity available and no outstanding balance.
The Company has entered into a repurchase agreement with a third party for up to $5.0 million as of December 31, 2024 and 2023. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of December 31, 2024 and 2023.
Note 9. Income Taxes
The components of income tax expense for the years ended December 31 are as follows:

	2024	2023	2022
Current income tax expense:
Federal	$16,700	$24,051	$3,686
State	6,538	7,042	3,301
Total current tax expense	23,238	31,093	6,987
Deferred income tax (benefit) expense:
Federal	(9,439)	(20,914)	23,838
State	(1,981)	(1,247)	3,291
Total deferred tax (benefit) expense	(11,420)	(22,161)	27,129
Income tax expense, as reported	$11,818	$8,932	$34,116
Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% in 2024, 2023 and 2022 to income before income taxes as follows:

	2024	2023	2022
Income tax expense computed at the statutory rate	$18,739	$17,394	$44,168

State income tax expense, net of federal	3,184	4,316	5,899
Stock-based compensation expense	(194)	2,084	73
Decrease in taxes due to investment tax credit	(10,440)	(16,390)	(16,361)
Amended return net benefits	—	—	(3,261)
Other	529	1,528	3,598
Total income tax expense	$11,818	$8,932	$34,116

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Components of deferred tax assets and liabilities are as follows:

	2024	2023
Deferred tax assets:
Net unrealized losses on securities available for sale	$26,003	$26,753
Allowance for loan and lease losses	40,564	30,576
Stock-based compensation expense	2,701	2,599
Capitalized research and experimentation costs	6,205	4,726
Accrued expenses	4,029	1,283
Allowance for off-balance sheet credit exposures	3,293	1,178
Operating lease liabilities	638	773
Unguaranteed loan discount	—	319
Deferred loan fees and costs, net	—	101
Other	702	628
Total deferred tax assets	84,135	68,936

Deferred tax liabilities:
Premises and equipment	35,831	37,381
Net unrealized gains on non-marketable and other equity securities	17,245	18,165
Mark to market on loans held for sale	11,968	6,294
Unguaranteed loan discount	34	—
Deferred loan fees and costs, net	1,415	—
Operating lease right-of-use assets	541	680
Goodwill and intangibles	34	19
Other	11	11
Total deferred tax liabilities	67,079	62,550
Net deferred tax asset	$17,056	$6,386
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
ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The Company does not have material uncertain tax positions, interest or penalties recorded in the consolidated balance sheets or statements of income as of or for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, the Company was under audit by the Internal Revenue Service principally as it relates to prior energy credits. Due to the complexities of uncertainties, the ultimate resolution may result in a liability that is materially different from the current estimate.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The table below provides a rollforward of the Level 3 equity warrant asset fair values.

	Twelve months ended December 31,
Equity Warrant Assets	2024	2023
Balance at beginning of period	$2,874	$2,210
Issuances	798	1,005
Net gains on derivative instruments	5,962	19
Settlements	(2,472)	(360)
Balance at end of period	$7,162	$2,874
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2024	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$17,897	$—	$17,897	$—
Mortgage-backed securities	1,227,333	—	1,227,333	—
Municipal bonds (1)	2,973	—	2,890	83
Loans held for investment	328,746			328,746
Servicing assets (2)	55,788	—	—	55,788
Mutual fund	458	—	458	—
Equity warrant assets	7,162	—	—	7,162
Total assets at fair value	$1,640,357	$—	$1,248,578	$391,779

December 31, 2023	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$17,529	$—	$17,529	$—
Mortgage-backed securities	1,105,592	—	1,105,592	—
Municipal bonds (1)	3,039	—	2,954	85
Loans held for investment	388,036	—	—	388,036
Servicing assets (2)	48,186	—	—	48,186
Mutual fund	1,645	—	1,645	—
Equity warrant assets	2,874	—	—	2,874
Total assets at fair value	$1,566,901	$—	$1,127,720	$439,181

(1)
During the year ended December 31, 2024, the Company recorded a principal paydown of $1 thousand and a fair value adjustment loss of $1 thousand. During the year ended December 31, 2023, the Company recorded a principal paydown of $1 thousand and a fair value adjustment loss of $7 thousand.

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
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at December 31, 2024 or 2023. The unpaid principal balance of unguaranteed exposure for nonaccruals was $10.0 million and $9.1 million at December 31, 2024 and 2023, respectively.
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at December 31, 2024 and December 31, 2023.

	December 31, 2024
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$328,746	$342,150	$(13,404)	$63,386	$64,784	$(1,398)	$51,272	$52,528	$(1,256)
	$328,746	$342,150	$(13,404)	$63,386	$64,784	$(1,398)	$51,272	$52,528	$(1,256)

	December 31, 2023
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$388,036	$407,544	$(19,508)	$48,474	$50,749	$(2,275)	$36,490	$37,939	$(1,449)
	$388,036	$407,544	$(19,508)	$48,474	$50,749	$(2,275)	$36,490	$37,939	$(1,449)
The following table presents the net gains (losses) from changes in fair value.

	Twelve Months Ended December 31,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2024	2023
Loans held for investment	$2,403	$(3,539)
	$2,403	$(3,539)
Losses related to borrower-specific credit risk were $0 and $3.5 million for the twelve months ended December 31, 2024 and 2023, respectively.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Twelve Months Ended December 31,
Loans held for investment	2024	2023
Balance at beginning of period	$388,036	$494,458
Repurchases and issuances	25,192	22,955
Fair value changes	2,403	(3,539)
Transfers	—	—
Settlements	(86,885)	(125,838)
Balance at end of period	$328,746	$388,036
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

December 31, 2024	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$17,085	$—	$—	$17,085
Foreclosed assets	1,944	—	—	1,944
Total assets at fair value	$19,029	$—	$—	$19,029

December 31, 2023	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$4,503	$—	$—	$4,503
Foreclosed assets	6,481	—	—	6,481
Total assets at fair value	$10,984	$—	$—	$10,984

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Level 3 Analysis
For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2024
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$83	Discounted expected cash flows	Discount rate	7.2%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$328,746	Discounted expected cash flows	Loss rate	0.0% - 6.3%	1.1%
			Discount rate	7.0% - 18.0%	9.2%
			Prepayment speed	14.3% - 30.1%	16.3%
Servicing assets	$55,788	Discounted expected cash flows	Discount rate	13.5%	13.5%
			Prepayment speed	11.9% - 18.3%	15.6%
Equity warrant assets	$7,162	Black-Scholes option pricing model	Volatility	13.1% - 90.0%	32.1%
			Risk-free interest rate	4.5% - 4.6%	4.5%
			Marketability discount	10.0% - 25.0%	13.8%
			Remaining life	2.91 - 12 years	4.5 years
Non-recurring fair value
Collateral-dependent loans	$17,085	Discounted appraisals	Appraisal adjustments (2)	0.0% - 95.8%	45.4%
Foreclosed assets	$1,944	Discounted appraisals	Appraisal adjustments (2)	10.0%	10.0%

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2023
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal Bond	$85	Discounted expected cash flows	Discount rate	7.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$388,036	Discounted expected cash flows	Loss rate	0.0% - 7.4%	1.2%
			Discount rate	6.7% - 18.0%	9.6%
			Prepayment speed	14.0% - 30.3%	16.0%
Servicing assets	$48,186	Discounted expected cash flows	Discount rate	14.5%	14.5%
			Prepayment speed	11.8% - 17.8%	15.3%
Equity warrant assets	$2,874	Black-Scholes option pricing model	Volatility	26.9% - 90.0%	35.8%
			Risk-free interest rate	3.8% - 3.9%	3.9%
			Marketability discount	20.0% - 25.0%	22.7%
			Remaining life	3.9 - 10 years	7.6 years
Non-recurring fair value
Collateral-dependent loans	$4,503	Discounted appraisals	Appraisal adjustments (2)	10.0% - 70.0%	38.7%
Foreclosed assets	$6,481	Discounted appraisals	Appraisal adjustments (2)	10.0% - 17.4%	10.4%

(1)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to the instruments fair value.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

December 31, 2024	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$608,800	$608,800	$—	$—	$608,800
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	346,002	—	—	367,993	367,993
Loans and leases held for investment, net of allowance for credit losses on loans and leases	9,737,112	—	—	9,556,981	9,556,981
Financial liabilities
Deposits	11,760,494	—	11,317,639	—	11,317,639
Borrowings	112,820	—	—	121,026	121,026

December 31, 2023	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$582,540	$582,540	$—	$—	$582,540
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	387,037	—	—	402,096	402,096
Loans and leases held for investment, net of allowance for credit losses on loans and leases	8,119,971	—	—	8,600,046	8,600,046
Financial liabilities
Deposits	10,275,019	—	10,080,182	—	10,080,182
Borrowings	23,354	—	—	22,844	22,844
Note 11. Commitments and Contingencies
Litigation
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of December 31, 2024, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
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

	December 31, 2024	December 31, 2023
Commitments to extend credit (1) (2)	$3,597,937	$2,921,978
Standby letters of credit	7,365	20,487
Airplane purchase agreement commitments	—	9,000
Total unfunded off-balance sheet credit risk	$3,605,302	$2,951,465

(1)	Includes unfunded overdraft protection.
(2)
Includes $1.20 billion and $1.17 billion at December 31, 2024 and 2023, respectively, for which loan commitment letters have been issued. Such letters do not represent a present obligation to extend credit due to the variety of conditions contained in the letters.

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
Other Commitments
See Note 2. Securities for unfunded commitments to provide capital contributions for equity fund investments as of December 31, 2024 and 2023.
As of December 31, 2023, the Company was in the final phase of constructing a new facility to accommodate expansion of its main campus. The total estimated cost to complete the construction program was approximately $37.0 million. At December 31, 2023, the Company paid and was committed to approximately $21.5 million of the total estimated amount. As of December 31, 2024, construction was complete and there was no additional committed balance.
Concentrations of Credit Risk
The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained exposure exceeds $20.0 million, except for fifty-one relationships that have a retained unguaranteed exposure of $2.15 billion of which $1.31 billion of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $40.4 million, of which no relationships exceed $20.0 million.
The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Geographic Concentrations
The following table presents the geographic concentration of the Company’s loan and lease portfolio at December 31, 2024:

% of Total
Geographic Regions (1)
Midwest	12.5%
Northeast	17.1
Southeast	31.3
Southwest	13.1
West	25.5
Non-U.S.	0.5
Total	100.0%

(1)	Concentrations are stated as a percentage of total unguaranteed loans held for investment. Midwest consists of ND, SD, NE, KS, MN, IA,WI, MO, IL, IN, MI and OH. Northeast consists of MD, DE, PA, NJ, NY, CT, RI, MA, VT, ME and NH. Southeast consists of AR, LA, MS, TN, AL, GA, FL, SC, KY, NC, VA, WV, DC, PR and VI. Southwest consists of AZ, NM, TX and OK. West consists of WA, OR, CA, NV, ID, MT, WY, CO, UT, AK and HI. Non-U.S. includes addressees with foreign domicile. Domicile is determined by the principal resident or business address of the entity.
Note 12. Benefit Plans
Defined Contribution Plan
The Company maintains an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Company makes certain matching contributions and may make additional contributions at the discretion of the board of directors. Company expense relating to the plan for the years ended December 31, 2024, 2023 and 2022 amounted to $6.7 million, $6.5 million and $6.3 million, respectively.
Flexible Benefits Plan
The Company maintains a Flexible Benefits Plan which covers substantially all employees. Participants may set aside pre-tax dollars to provide for future expenses such as dependent care.
Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan, or ESPP, on October 8, 2014, which was most recently amended and approved by the Company’s shareholders on May 21, 2024, within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under this plan, eligible employees are able to purchase available shares with post-tax dollars as of the grant date. In order for employees to be eligible to participate in this plan they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand in fair market value per employee per calendar year. Options to purchase shares under the ESPP are granted at a 15% discount to fair market value. Expense recognized in relation to the ESPP was $217 thousand, $246 thousand and $188 thousand for fiscal years 2024, 2023 and 2022, respectively.

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
Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. There was no compensation expense for stock options recognized for the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, the Company recognized $25 thousand and $753 thousand in compensation expense for stock options, respectively.
Stock option activity under the 2015 Omnibus Stock Incentive Plan during the year ended December 31, 2024 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	676,563	$12.74
Exercised	(336,197)	10.35
Forfeited	(7,980)	4.40
Outstanding at December 31, 2024	332,386	$15.35	0.70 years	$8,043,504
Exercisable at December 31, 2024	332,386	$15.35	0.70 years	$8,043,504
The following is a summary of non-vested stock option activity for the Company for the years ended December 31, 2024, 2023 and 2022.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	382,850	$6.75
Vested	(336,464)	6.85
Forfeited	(8,626)	6.95
Non-vested at December 31, 2022	37,760	6.60
Vested	(37,760)	6.60
Non-vested at December 31, 2023	—	—
Vested	—	—
Non-vested at December 31, 2024	—	$—
The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $10.1 million, $2.8 million and $7.0 million, respectively.
At December 31, 2024, there was no unrecognized compensation costs relating to stock options.
There were no options granted in 2024, 2023 or 2022.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Restricted Stock Plan
In 2010, the Company adopted a Restricted Stock Plan. Under this plan, a total of 1,350,000 shares of Common Stock were available for issuance to eligible employees. Restricted stock grants vested in equal installments ranging from immediate vesting to over a seven year period from the date of the grant. Under the 2015 Omnibus Stock Incentive Plan, which replaced the previously existing Restricted Stock Plan, 885,939 restricted stock units were granted during 2022 to eligible employees and outside directors at a weighted average grant date fair value of $37.75. During 2023, 927,838 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $34.83. The vesting of these grants was time based and had no market price conditions. During 2024, 524,064 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $39.30, of which the vesting of all grants was time based.
The fair value of each restricted stock unit is based on the market value of the Company’s stock on the date of the grant. Restricted stock awards are authorized in the form of restricted stock awards or units (“RSUs”).
RSUs have a restriction based on the passage of time and may also have a restriction based on a non-market-related performance criteria. The fair value of the RSUs is based on the closing price on the date of the grant.
The following is a summary of non-vested RSU stock activity for the Company for the year ended December 31, 2024.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	2,228,236	$39.50
Granted	524,064	39.30
Vested	(613,979)	39.56
Forfeited	(111,799)	35.27
Non-vested at December 31, 2024	2,026,522	$39.66
For the years ended December 31, 2024, 2023 and 2022, the Company recognized $26.2 million, $17.6 million and $19.4 million in compensation expense for RSUs, respectively.
At December 31, 2024, unrecognized compensation costs relating to RSUs amounted to $67.5 million which will be recognized over a weighted average period of 3.24 years.
Subsequently in February 2025, the Company granted 551,911 RSUs with a weighted average grant date fair value of $34.54 with unrecognized compensation expense of $19.1 million which will be recognized over a weighted average period of 5.01 years.
Employee Incentive Compensation
The Company has an incentive compensation framework whereby full-time employees are eligible to receive an annual cash bonus payment plus the opportunity for an annual long-term incentive (“LTI”) equity grant in the form of RSUs. Both cash bonus and LTI equity grants are based on each individual’s base pay and overall Company performance. LTI grants are generally influenced by each individual’s tiered target as a percent of base pay. Total expenses related to the cash bonus for employees were $12.9 million, $1.0 million and $9.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. There were no discretionary special bonuses for December 31, 2024. In addition, for the years ended December 31, 2023 and 2022 the Company had discretionary special bonuses of $4.5 million and $10.5 million, respectively, to most full-time employees.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
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
Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, includes quantitative measures designed to ensure capital adequacy. The Basel III Rules require the Company and the Bank to maintain (i) a minimum common equity Tier 1 ratio of 4.50 percent plus a 2.50 percent “capital conservation buffer” (effectively resulting in minimum common equity Tier 1 ratio of 7.00 percent), (ii) Tier 1 risk-based capital minimum of 6.00 percent plus the capital conservation buffer (effectively resulting in a minimum Tier 1 risk-based capital ratio of 8.50 percent), (iii) total risk-based capital ratio minimum of 8.00 percent plus the capital conservation buffer (effectively resulting in a minimum total risk-based capital ratio of 10.5 percent) and (iv) Tier 1 leverage capital ratio minimum of 4.00 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.
Based on the most recent notification from the Federal Deposit Insurance Corporation, the Bank is well capitalized under the regulatory framework for prompt corrective action. As of December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject and were not aware of any conditions or events that would change each entity’s well capitalized status.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Capital amounts and ratios as of December 31, 2024 and 2023, are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2024
Common Equity Tier 1
(to Risk-Weighted Assets)	$1,049,420	11.04%	$427,941	4.50%	N/A	N/A
Total Capital
(to Risk-Weighted Assets)	$1,169,061	12.29%	$760,784	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$1,049,420	11.04%	$570,588	6.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$1,049,420	8.21%	$511,293	4.00%	N/A	N/A
Bank - December 31, 2024
Common Equity Tier 1
(to Risk-Weighted Assets)	$1,020,820	10.96%	$418,992	4.50%	$605,210	6.50%
Total Capital
(to Risk-Weighted Assets)	$1,138,006	12.22%	$744,874	8.00%	$931,093	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$1,020,820	10.96%	$558,656	6.00%	$744,874	8.00%
Tier 1 Capital
(to Average Assets)	$1,020,820	8.04%	$507,725	4.00%	$634,657	5.00%
Consolidated - December 31, 2023
Common Equity Tier 1
(to Risk-Weighted Assets)	$960,433	11.73%	$368,549	4.50%	N/A	N/A
Total Capital
(to Risk-Weighted Assets)	$1,063,157	12.98%	$655,198	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$960,433	11.73%	$491,399	6.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$960,433	8.58%	$447,561	4.00%	N/A	N/A
Bank - December 31, 2023
Common Equity Tier 1
(to Risk-Weighted Assets)	$823,478	10.40%	$356,426	4.50%	$514,837	6.50%
Total Capital
(to Risk-Weighted Assets)	$922,876	11.65%	$633,646	8.00%	$792,057	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$823,478	10.40%	$475,234	6.00%	$633,646	8.00%
Tier 1 Capital
(to Average Assets)	$823,478	7.41%	$444,480	4.00%	$555,600	5.00%

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 14. Transactions with Related Parties
The Company has entered into transactions with its directors, officers, significant shareholders, their affiliates, and equity method investments (“related parties”).
Related parties include the following equity method investments: Apiture, Inc. (“Apiture”), Canapi Funds, Cape Fear Collective 1 & 2, OTR, Estrella Landing, Green Sun, Sun Vest, HEP and Heelstone.
Apiture is a digital banking solution for financial institutions. The Canapi Funds are investment funds which focus on providing venture capital to new and emerging financial technology companies. Each of Cape Fear Collective 1 & 2 is a “qualified housing project” within the meaning of 12 CFR 362.3 and serves as a special purpose vehicle to purchase residential homes available for sale in the community. OTR is a Community Development Financial Institution (“CDFI”) certified by the U.S. Department of the Treasury. CDFIs provide credit and financial services to underserved markets and populations to help low-income and other disadvantaged people join the economic mainstream. Estrella Landing is a LIHTC investment that qualifies as an affordable housing project located in Wilmington, NC. Green Sun, Sun Vest, HEP, and Heelstone are solar income tax credit projects. See Note 2. Securities, section captioned “Equity Method Accounting,” for further detail on equity method investments.
The following table provides related party loan activity during 2024:

Amount
Balance as of December 31, 2023	$22,924
Loan originations	—
Loan repayments	(1,716)
Balance as of December 31, 2024	$21,208
Deposits from related parties held by the Company as of December 31, 2024 and 2023 amounted to $41.1 million and $48.6 million, respectively.
Medical Park Hotels, LLC (“Medical Park Hotels”) owns a hotel in the Wilmington, North Carolina area. One executive officer and one board member hold a combined total of 24% interest in Medical Park Hotels. During the year ended December 31, 2024, the Company paid Medical Park Hotels $183 thousand for room rentals to house employees, recruits and other business associates when visiting the Wilmington, North Carolina area.
During the years ended December 31, 2024, 2023 and 2022, the Company paid Apiture $3.8 million, $2.5 million and $2.0 million, respectively, for professional services. During 2024, 2023 and 2022, the Company recognized income from Apiture of $217 thousand, $385 thousand and $438 thousand, respectively, for shared services and rent.
As of December 31, 2024, Live Oak Bancshares, Inc. and two Company Directors held carried interest in Canapi Ventures Fund, L.P. The Company recognized $731 thousand of carried interest during the year ended December 31, 2024. No carried interest was recognized during 2023 and 2022.
During the year ended December 31, 2022, the Company made charitable contributions in the amount of $310 thousand, to Collective Impact in New Hanover County, a 501(c)(3) charitable organization (“Collective Impact”). There were no charitable contributions made during the years ended December 31, 2024 and 2023. Cape Fear Collective Ventures, LLC, a wholly owned subsidiary of Collective Impact, manages each of Cape Fear Collective 1 & 2.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 15. Parent Company Only Financial Statements
The following balance sheets, statements of income and statements of cash flows are for Live Oak Bancshares, Inc.
Balance Sheets

	As of December 31,
	2024	2023
Assets
Cash and cash equivalents	$56,144	$81,897
Investment in subsidiaries	1,048,715	843,978
Other assets	17,916	14,518
Total assets	$1,122,775	$940,393

Liabilities and Shareholders' Equity
Borrowings	$112,689	$23,354
Other liabilities	6,590	14,373
Total liabilities	119,279	37,727

Shareholders' equity:
Common stock	365,607	344,568
Retained earnings	715,767	642,817
Accumulated other comprehensive loss	(82,344)	(84,719)
Total shareholders' equity attributed to Live Oak Bancshares, Inc.	999,030	902,666
Non-controlling interest	4,466	—
Total shareholders' equity	1,003,496	902,666
Total liabilities and shareholders' equity	$1,122,775	$940,393

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Statements of Income

	Years ended December 31,
	2024	2023	2022
Interest income	$281	$581	$73
Interest expense	5,577	1,182	1,648
Net interest loss	(5,296)	(601)	(1,575)
Noninterest income:
Other noninterest income	757	(290)	(107)
Total noninterest income	757	(290)	(107)
Noninterest expense:
Salaries and employee benefits	1,213	1,549	1,444
Professional services expense	1,657	1,540	1,163
Other expense	3,020	2,384	1,907
Total noninterest expense	5,890	5,473	4,514
Net loss before equity in undistributed income of subsidiaries	(10,429)	(6,364)	(6,196)
Income tax benefit	(3,907)	(1,010)	(1,358)
Net loss	(6,522)	(5,354)	(4,838)
Equity in undistributed income of subsidiaries in excess of dividends from subsidiaries	83,939	79,252	181,046
Net income	77,417	73,898	176,208
Net loss attributable to non-controlling interest	57	—	—
Net income attributable to Live Oak Bancshares, Inc.	$77,474	$73,898	$176,208

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Statements of Cash Flows

	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$77,417	$73,898	$176,208
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net income of subsidiaries in excess of dividends of subsidiaries	(83,939)	(79,252)	(181,046)
Subsidiary vesting of restricted stock and other	(16,978)	(10,474)	(14,862)
Deferred tax (benefit) expense	(680)	(15)	434
Stock option compensation expense	—	272	942
Restricted stock compensation expense	26,205	17,603	19,405
Business combination contingent consideration fair value adjustments	(125)	125	(86)
Net change in other assets	(9,631)	36,283	(2,846)
Net change in other liabilities	526	299	(1,626)
Net cash (used in) provided by operating activities	(7,205)	38,739	(3,477)
Cash flows from investing activities
Capital (investment in) return on subsidiaries	(96,041)	(40,000)	121,750
Purchases of equity security investments	(90)	(132)	(182)
Purchases of equity method investments	(1,181)	(612)	(904)
Net cash (used in) provided by investing activities	(97,312)	(40,744)	120,664
Cash flows from financing activities
Proceeds from borrowings	99,552	71	12,096
Repayment of borrowings	(10,217)	(9,920)	(29,627)
Stock option exercises	2,311	1,168	2,118
Employee stock purchase program	1,449	1,396	1,067
Withholding cash issued in lieu of restricted stock and other	(8,926)	(6,725)	(4,972)
Repurchase and retirement of shares	—	—	—
Shareholder dividend distributions	(5,405)	(5,326)	(5,266)
Net cash provided by (used in) financing activities	78,764	(19,336)	(24,584)
Net change in cash and cash equivalents	(25,753)	(21,341)	92,603
Cash and cash equivalents at beginning of year	81,897	103,238	10,635
Cash and cash equivalents at end of year	$56,144	$81,897	$103,238

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this Annual Report on Form 10-K because of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness, based on additional analyses and other procedures performed, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company did not have a restatement of current or prior periods as a result of this material weakness in internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). the Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the Company’s financial statements.
Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management, with participation of the CEO and CFO, under the oversight of the Company’s Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based on the assessment, and subsequent to our filing of a Form 12b-25 on March 4, 2025, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024, as management did not sufficiently maintain effective control activities related to the loan review process. The ineffective controls impacted the Company’s ability to timely identify risk rating downgrades and the related impact to the allowance for credit losses (“ACL”) on loans and leases and related disclosures.
Management concluded that this material weakness was primarily due to (1) insufficient oversight of the control environment as it relates to the loan review process by the Company’s Risk Committee of the Board of Directors, (2) inadequate training of employees relative to internal controls over financial reporting over the loan review process, and (3) lack of effective risk assessment process and monitoring activities responsive to both risks in the loan portfolio and the current economic environment, including the continued appropriateness of control design and level of documentation.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent a material weakness in the Company’s internal control over financial reporting and the Company’s internal control over financial reporting was not effective as of December 31, 2024. The Company did not have a restatement of current or prior periods as a result of this material weakness in internal control over financial reporting.
KPMG LLP, the Company’s independent registered public accounting firm, audited the 2024 consolidated financial statements of the Company included in this Annual Report on Form 10-K and has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. KPMG LLP’s report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.
Remediation Status of Reported Material Weakness
The Company is currently working to remediate the material weakness described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weakness. The Company is committed to maintaining a strong internal control environment and to ensuring that proper oversight and a consistent tone is communicated throughout the organization. The Company expects that existing deficiencies will be remediated through implementation of processes and controls designed to ensure compliance with GAAP.
Specifically, we are in the process of strengthening our internal control over financial reporting as follows:
•Enhancing the depth and breadth of our independent loan review function to make the appropriate changes to the scoping approach, timing, risk assessment, and related processes.
•Increasing the frequency and nature of reporting from our independent loan review function to the Risk Committee to support the Board of Directors’ role in overseeing risk.
•Enhancing internal control training, including focus on risk assessment, design, monitoring, and documentation with regards to the Company’s loan review process.
We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Except for the material weakness in internal control over financial reporting described above, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.OTHER INFORMATION
Insider Trading Arrangements - During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement: as such terms are defined in Item 408 of Regulation S-K).
Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be included in the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders (the “Proxy Statement”), under the headings “Proposal 1: Election of Directors,” “Qualifications of Directors,” “Code of Ethics and Conflict of Interest Policy,” “Director Relationships,” “Committees of the Board or Directors,” “Executive Officers,” “Report of the Audit Committee,” “Insider Trading Policy,” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2024 fiscal year.
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
The Independent Registered Public Accounting Firm for 2024 is KPMG LLP (Public Company Accounting Oversight Board Firm ID No. 185) located in Charlotte, North Carolina.
The Independent Registered Public Accounting Firm for 2023 was Forvis Mazars, LLP (Public Company Accounting Oversight Board Firm ID No. 686) located in Greenville, North Carolina.

PART IV
Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following financial statements are filed as part of this Report.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits listed below are filed or furnished as a part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)

3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the amended registration statement on Form S-1, filed on July 13, 2015)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)

4.2	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 of the annual report on Form 10-K, filed on February 27, 2020)

10.1	2008 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the registration statement on Form S-1, filed on June 19, 2015) #

10.2.1	2008 Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-1, filed on June 19, 2015) #

10.2.2	Amendment to 2008 Nonstatutory Stock Option Plan effective July 1, 2019 (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q, filed on August 6, 2019) #

10.3.1	Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed on May 12, 2021) #
10.3.2	Amendment to Second Amended and Restated 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-8, filed on August 6, 2024) #

10.4.1	2015 Omnibus Stock Incentive Plan as Amended and Restated effective May 24, 2016 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 27, 2016) #

10.4.2	Amendment to 2015 Omnibus Stock Incentive Plan dated May 15, 2018 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 18, 2018) #

10.4.3	Amendment to 2015 Omnibus Stock Incentive Plan dated May 11, 2021 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 12, 2021) #

10.4.4	Amendment to 2015 Omnibus Stock Incentive Plan dated November 23, 2023 (incorporated by reference to Exhibit 10.4.4 of the annual report on Form 10-K, filed on February 22, 2024) #

10.5.1	Form of Stock Option Award Agreement for executive officers under the 2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the 2015 10-K) #

10.5.2	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 14, 2020) #

10.5.3	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.2 of the current report on Form 8-K filed on February 24, 2021) #

10.5.4	RSU Award Agreement for William C. Losch, III (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q filed on November 3, 2021) #

10.5.5	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 18, 2022) #

10.5.6	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 17, 2023) #

10.5.7	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 16, 2024) #

10.5.8	Letter Amendment to Form of RSU Award Agreements for certain executive officers (incorporated by reference to Exhibit 10.6.9 of the annual report on Form 10-K filed February 22, 2024) #

10.5.9	Form of 2024 RSU Award Agreement for non-employee directors (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed on August 6, 2024) #

10.5.10	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 14, 2025)

16.1	Letter from Forvis Mazars, LLP dated August 9, 2024 (incorporated by reference to Exhibit 16.1 of the current report on Form 8-K filed on August 9, 2024)

19.1	Live Oak Bancshares, Inc. Insider Trading Policy*

21.1	Subsidiaries of the Registrant*

23.1	Consent of the Independent Registered Public Accounting Firm - KPMG, LLP*

23.2	Consent of the Independent Registered Public Accounting Firm - Forvis Mazars, LLP*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97	Live Oak Bancshares, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the annual report on Form 10-K filed February 22, 2024)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a document being filed with this Form 10-K.

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

Live Oak Bancshares, Inc.
(Registrant)

Date: March 18, 2025	By:	/s/ James S. Mahan III
James S. Mahan III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date
/s/ James S. Mahan III
James S. Mahan III	March 18, 2025
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Walter J. Phifer
Walter J. Phifer	March 18, 2025
Chief Financial Officer (Principal Financial Officer)

/s/ J. Wesley Sutherland
J. Wesley Sutherland	March 18, 2025
Chief Accounting Officer (Principal Accounting Officer)

/s/ William L. Williams III
William L. Williams III	March 18, 2025
Vice Chairman of the Board of Directors

/s/ Tonya W. Bradford
Tonya W. Bradford	March 18, 2025
Director

/s/ William H. Cameron
William H. Cameron	March 18, 2025
Director

/s/ Diane B. Glossman
Diane B. Glossman	March 18, 2025
Director

/s/ Glen F. Hoffsis
Glen F. Hoffsis	March 18, 2025
Director

/s/ David G. Lucht
David G. Lucht	March 18, 2025
Director

/s/ Miltom E. Petty
Miltom E. Petty	March 18, 2025
Director

/s/ Neil L. Underwood
Neil L. Underwood	March 18, 2025
Director

/s/ Yousef A. Valine
Yousef A. Valine	March 18, 2025
Director