Form 10-Q
period 2025-03-31
Live Oak Bancshares, Inc.
filed 2025-05-07
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
As of May 6, 2025, there were 45,607,984 shares of the registrant’s voting common stock outstanding.

Live Oak Bancshares, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Live Oak Bancshares, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2025 (unaudited) and December 31, 2024
(Dollars in thousands)

	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$744,263	$608,800
Certificates of deposit with other banks	250	250
Investment securities available-for-sale	1,312,680	1,248,203
Loans held for sale	367,955	346,002
Loans and leases held for investment (includes $316,807 and $328,746 measured at fair value, respectively)	10,693,911	10,233,374
Allowance for credit losses on loans and leases	(190,184)	(167,516)
Net loans and leases	10,503,727	10,065,858
Premises and equipment, net	259,113	264,059
Foreclosed assets	2,108	1,944
Servicing assets (includes $56,684 and $55,788 measured at fair value, respectively)	56,911	56,144
Other assets	348,697	352,120
Total assets	$13,595,704	$12,943,380
Liabilities and shareholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$386,108	$318,890
Interest-bearing	12,009,837	11,441,604
Total deposits	12,395,945	11,760,494
Borrowings	110,247	112,820
Other liabilities	58,065	66,570
Total liabilities	12,564,257	11,939,884
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 45,589,633 and 45,359,425 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	370,513	365,607
Class B common stock, no par value, 10,000,000 shares authorized, none issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Retained earnings	724,215	715,767
Accumulated other comprehensive loss	(67,698)	(82,344)
Total shareholders' equity attributed to Live Oak Bancshares, Inc.	1,027,030	999,030
Non-controlling interest	4,417	4,466
Total shareholders’ equity	1,031,447	1,003,496
Total liabilities and shareholders’ equity	$13,595,704	$12,943,380

See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three months ended March 31, 2025 and 2024 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Interest income
Loans and fees on loans	$195,616	$176,010
Investment securities, taxable	11,089	8,954
Other interest earning assets	6,400	7,456
Total interest income	213,105	192,420
Interest expense
Deposits	110,888	101,998
Borrowings	1,685	311
Total interest expense	112,573	102,309
Net interest income	100,532	90,111
Provision for credit losses	28,964	16,364
Net interest income after provision for credit losses	71,568	73,747
Noninterest income
Loan servicing revenue	8,298	7,624
Loan servicing asset revaluation	(4,728)	(2,744)
Net gains on sales of loans	18,648	11,502
Net loss on loans accounted for under the fair value option	(1,034)	(219)
Equity method investments (loss) income	(2,239)	(5,022)
Equity security investments gains (losses), net	20	(529)
Lease income	2,573	2,453
Management fee income	—	3,271
Other noninterest income	4,043	9,761
Total noninterest income	25,581	26,097
Noninterest expense
Salaries and employee benefits	48,008	47,275
Travel expense	2,795	2,438
Professional services expense	3,024	1,878
Advertising and marketing expense	3,665	3,692
Occupancy expense	2,737	2,247
Technology expense	9,251	7,723
Equipment expense	3,745	3,074
Other loan origination and maintenance expense	4,585	3,911
Renewable energy tax credit investment (recovery) impairment	—	(927)
FDIC insurance	3,551	3,200
Other expense	2,656	3,226
Total noninterest expense	84,017	77,737
Income before taxes	13,132	22,107
Income tax expense (benefit)	3,464	(5,479)
Net income	9,668	27,586
Net loss attributable to non-controlling interest	49	—
Net income attributable to Live Oak Bancshares, Inc.	$9,717	$27,586
Basic earnings per share	$0.21	$0.62
Diluted earnings per share	$0.21	$0.60
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2025 and 2024 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$9,668	$27,586
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities available-for-sale during the period	19,271	(8,576)
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	—	—
Other comprehensive income (loss) before tax	19,271	(8,576)
Income tax (expense) benefit	(4,625)	2,058
Other comprehensive income (loss), net of tax	14,646	(6,518)
Total comprehensive income	24,314	21,068
Comprehensive loss attributable to non-controlling interest	49	—
Total comprehensive income attributable to Live Oak Bancshares, Inc.	$24,363	$21,068
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2025 and 2024 (unaudited)
(Dollars in thousands)

	Three Months Ended
	Common stock			Retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interest	Total equity
	Shares		Amount
	Class A	Class B
Balance at December 31, 2024	45,359,425	—	$365,607	$715,767	$(82,344)	$4,466	$1,003,496
Net income (loss)	—	—	—	9,717	—	(49)	9,668
Other comprehensive income	—	—	—	—	14,646	—	14,646
Issuance of restricted stock	143,784	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(3,178)	—	—	—	(3,178)
Employee stock purchase program	23,015	—	659	—	—	—	659
Stock option exercises	63,409	—	758	—	—	—	758
Restricted stock compensation expense	—	—	6,667	—	—	—	6,667
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	98	—	—	98
Cash dividends ($0.03 per share)	—	—	—	(1,367)	—	—	(1,367)
Balance at March 31, 2025	45,589,633	—	$370,513	$724,215	$(67,698)	$4,417	$1,031,447

Balance at December 31, 2023	44,617,673	—	$344,568	$642,817	$(84,719)	$—	$902,666
Net income	—	—	—	27,586	—	—	27,586
Other comprehensive loss	—	—	—	—	(6,518)	—	(6,518)
Issuance of restricted stock	123,670	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(3,057)	—	—	—	(3,057)
Employee stock purchase program	18,485	—	702	—	—	—	702
Stock option exercises	178,845	—	1,129	—	—	—	1,129
Restricted stock compensation expense	—	—	6,306	—	—	—	6,306
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	249	—	—	249
Cash dividends ($0.03 per share)	—	—	—	(1,345)	—	—	(1,345)
Balance at March 31, 2024	44,938,673	—	$349,648	$669,307	$(91,237)	$—	$927,718

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2025 and 2024 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$9,668	$27,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,974	4,981
Provision for credit losses	28,964	16,364
Accretion of discount on securities, net	(83)	(355)
Deferred tax benefit	(1,009)	(6,888)
Originations of loans held for sale	(349,091)	(203,956)
Proceeds from sales of loans held for sale	422,294	258,708
Net gains on sale of loans held for sale	(18,648)	(11,502)
Net loss on impairment or sale of foreclosed assets	34	—
Net loss on loans accounted for under fair value option	1,034	219
Net change in servicing assets	(767)	(752)
Net loss (gain) on disposal of property and equipment	24	(4)
Equity method investments loss (income)	2,239	5,022
Equity security investments losses (gains), net	(20)	529
Loss (gain) on equity warrant assets	304	(5,662)
Renewable energy tax credit investment recovery	—	(927)
Restricted stock compensation expense	6,667	6,306
Stock based compensation excess tax (deficiency) benefit	(156)	889
Lease right-of-use assets and liabilities, net	(14)	(11)
Changes in assets and liabilities:
Other assets	4,464	301
Other liabilities	(7,901)	45
Net cash provided by operating activities	104,977	90,893
Cash flows from investing activities
Purchases of investment securities available-for-sale	(76,965)	(46,176)
Proceeds from maturities, calls, and principal paydowns of investment securities available-for-sale	31,842	43,493
Purchases of loans previously sold	(23,607)	(22,425)
Loan and lease originations and principal collections, net	(524,894)	(228,713)
Purchases of equity security investments	(3,433)	(3,279)
Purchases of equity method investments	(424)	(1,435)
Proceeds from sale of equity security investments	160	535
Proceeds from sale of equity method investments	129	—
Proceeds from sale of premises and equipment	222	978
Purchases of premises and equipment, net	(2,294)	(21,676)
Net cash used by investing activities	(599,264)	(278,698)
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
For the three months ended March 31, 2025 and 2024 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities
Net increase in deposits	$635,451	$108,342
Proceeds from borrowings	43	99,414
Repayment of borrowings	(2,616)	(2,526)
Stock option exercises	758	1,129
Employee stock purchase program	659	702
Tax withholding related to vesting of restricted stock and other	(3,178)	(3,057)
Shareholder dividend distributions	(1,367)	(1,345)
Net cash provided by financing activities	629,750	202,659
Net increase in cash and cash equivalents	135,463	14,854
Cash and cash equivalents, beginning	608,800	582,540
Cash and cash equivalents, ending	$744,263	$597,394

Supplemental disclosures of cash flow information
Interest paid	$112,098	$102,644
Income tax paid, net	172	1,928

Supplemental disclosures of noncash investing and financing activities
Unrealized holding gains (losses) on investment securities available-for-sale, net of taxes	$14,646	$(6,518)
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	3,648	2,080
Transfer from premises and equipment, net to other assets	—	18,540
Transfer of loans held for sale to loans and leases held for investment	205,385	94,384
Transfer of loans and leases held for investment to loans held for sale	283,718	63,508
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	98	249
Accrued premises and equipment additions	—	2,971
Equity method investment commitments	—	1,008
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
As of March 31, 2025, the Company’s wholly owned material subsidiaries are the Bank, Government Loan Solutions, Inc. (“GLS”), Live Oak Grove, LLC (“Grove”), and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining at the Company's Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors, LLC (“Canapi Advisors”) was a wholly owned subsidiary providing investment advisory services to a series of funds (the “Canapi Funds”) focused on providing venture capital to new and emerging financial technology companies. During the third quarter of 2024, the Canapi Funds were restructured and Canapi Advisors voluntarily withdrew as an investment advisor to the funds. Canapi Advisors was subsequently dissolved in the fourth quarter of 2024. During the fourth quarter of 2024, Live Oak Ventures consolidated its investment in Synply, Inc. as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions. The non-controlling interest in Synply is disclosed according to the Company’s consolidation policy.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities Exchange Commission (“SEC”) on March 18, 2025 (SEC File No. 001-37497) (the “2024 Form 10-K”). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2024 Form 10-K. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2024 Form 10-K.
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
Management has determined that the Company has one significant operating segment, which is providing a banking platform for small businesses nationwide. The banking platform generates revenue primarily from net interest income and secondarily through the origination and sale of government guaranteed loans. The chief operating decision maker assesses performance and decides how to allocate resources based on net income which is reported on the consolidated statements of income. The chief operating decision maker uses net income to evaluate income generated from total assets (return on assets) and profitability of the segment in relation to total shareholders’ equity (return on equity). The measures of segment assets and equity are reported on the consolidated balance sheets as total assets and total shareholders’ equity. Net income is also used to monitor budget versus actual results. All of these elements are used in assessing performance of the segment.
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
Note 2. Recent Accounting Pronouncements
In October 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-06 “Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company does not believe this standard will have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires enhanced income tax disclosures primarily related to the rate reconciliation and income taxes paid information to provide more transparency by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation table and (ii) income taxes paid, net of refunds, to be disaggregated by jurisdiction based on an established threshold. ASU 2023-09 is effective January 1, 2025 and impacts the Company’s annual income tax disclosure.
In March 2024, the FASB issued ASU 2024-01 “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”). ASU 2024-01 adds an illustrative example to clarify how an entity should determine whether a profits interest or similar award is within the scope of ASC 718. The Company adopted the standard on January 1, 2025, with no material effect on its consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02 “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). ASU 2024-02 removes references to various Concepts Statements in the Codification. The Company adopted the standard on January 1, 2025, with no material effect on its consolidated financial statements.
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

	Three Months Ended March 31,
	2025	2024
Basic earnings per share:
Net income attributable to Live Oak Bancshares, Inc.	$9,717	$27,586
Weighted-average basic shares outstanding	45,377,965	44,762,308
Basic earnings per share	$0.21	$0.62
Diluted earnings per share:
Net income attributable to Live Oak Bancshares, Inc., for diluted earnings per share	$9,717	$27,586
Total weighted-average basic shares outstanding	45,377,965	44,762,308
Add effect of dilutive stock options and restricted stock grants	376,534	878,902
Total weighted-average diluted shares outstanding	45,754,499	45,641,210
Diluted earnings per share	$0.21	$0.60
Anti-dilutive stock options and restricted stock grants	1,499,126	459,599
Note 4. Securities
Available-for-Sale
The carrying amount of securities and their approximate fair values are reflected in the following table:

March 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$17,912	$13	$68	$17,857
Mortgage-backed securities	1,380,674	2,732	91,633	1,291,773
Municipal bonds	3,170	—	120	3,050
Total	$1,401,756	$2,745	$91,821	$1,312,680

December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$18,196	$—	$299	$17,897
Mortgage-backed securities	1,335,177	1,083	108,927	1,227,333
Municipal bonds	3,176	—	203	2,973
Total	$1,356,549	$1,083	$109,429	$1,248,203
During the three months ended March 31, 2025, three securities totaling $5.6 million were settled. During the three months ended March 31, 2024, one security totaling $14.7 million was settled and one security totaling $2.5 million was called.
Accrued interest receivable on available-for-sale securities totaled $4.5 million and $4.2 million at March 31, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$1,020	$3	$9,909	$65	$10,929	$68
Mortgage-backed securities	183,670	2,154	850,837	89,479	1,034,507	91,633
Municipal bonds	—	—	3,050	120	3,050	120
Total	$184,690	$2,157	$863,796	$89,664	$1,048,486	$91,821

	Less Than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$8,036	$189	$9,861	$110	$17,897	$299
Mortgage-backed securities	265,934	4,173	859,819	104,754	1,125,753	108,927
Municipal bonds	—	—	2,973	203	2,973	203
Total	$273,970	$4,362	$872,653	$105,067	$1,146,623	$109,429
At March 31, 2025, there were 402 mortgage-backed securities, three U.S. government agencies and two municipal bonds in unrealized loss positions for greater than 12 months. There were 34 mortgage-backed securities and one U.S. government agency in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2024 were comprised of 404 mortgage-backed securities, three U.S. government agencies and two municipal bonds in unrealized loss positions for greater than 12 months. There were 59 mortgage-backed securities and two U.S. government agencies in unrealized loss positions for less than 12 months.
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
All mortgage-backed securities in the Company’s portfolio at March 31, 2025 and December 31, 2024 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following is a summary of investment securities by maturity:

	March 31, 2025
	Available-for-Sale
	Amortized Cost	Fair Value
U.S. government agencies
Within one year	$7,000	$6,981
One to five years	3,997	3,948
Five to ten years	6,915	6,928
Total	17,912	17,857
Mortgage-backed securities
Within one year	30,237	30,101
One to five years	215,854	209,408
Five to ten years	214,097	194,625
After 10 years	920,486	857,639
Total	1,380,674	1,291,773
Municipal bonds
Five to ten years	3,074	2,967
After 10 years	96	83
Total	3,170	3,050
Total	$1,401,756	$1,312,680
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may prepay sooner than scheduled.
At March 31, 2025, investment securities with a market value of $611.3 million and a carrying value of $674.1 million were pledged to support unused borrowing capacity. At December 31, 2024, investment securities with a market value of $621.4 million and a carrying value of $695.1 million were pledged to support unused borrowing capacity.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Method Accounting
The carrying amount and ownership percentage of each equity method investment at March 31, 2025 and December 31, 2024 is reflected in the following table:

	March 31, 2025		December 31, 2024
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$52,177	40.4%	$53,108	40.4%
Canapi Ventures SBIC Fund, LP (1) (5)	11,631	2.9	11,504	2.9
Canapi Ventures Fund, LP (2) (5)	1,397	1.5	1,438	1.5
Canapi Ventures Fund II, LP (3) (5)	2,401	1.6	2,193	1.6
Canapi Ventures SBIC Fund II, LP (4) (5)	1,184	2.9	1,238	2.9
Affordable housing (6)	12,665	Various	14,724	Various
Solar tax credit investments (7)	4,404	99.0	5,309	99.0
Other (8)	1,177	Various	1,489	Various
Total	$87,036		$91,003

(1)	Investment unfunded commitments of $4.8 million and $5.0 million as of March 31, 2025 and December 31, 2024, respectively.
(2)	Investment unfunded commitments of $492 thousand as of March 31, 2025 and December 31, 2024.
(3)	Investment unfunded commitments of $4.9 million and $5.2 million as of March 31, 2025 and December 31, 2024, respectively.
(4)	Investment unfunded commitments of $6.5 million as of March 31, 2025 and December 31, 2024.
(5)	Investee is accounted for under equity method due to the Company's potential influence with investment advisor.
(6)
Affordable Housing includes low income housing tax credit (“LIHTC”) in Estrella Landing Apartments LLC (“Estrella Landing”), in which the Company holds a 99.9% limited member interest. Also included are Cape Fear Collective Impact Opportunity 1 LLC (“Cape Fear Collective 1”) and Cape Fear Collective Impact Opportunity 2 LLC (“Cape Fear Collective 2”) which the Company holds 91.0% and 32.3% of limited member interests, respectively. As of March 31, 2025 and December 31, 2024, there was an unfunded commitment of $1.7 million for Estrella Landing.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Security Accounting
The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis as of March 31, 2025 and as of and for the three months ended March 31, 2025 and 2024 is reflected in the following table:

		As of and for the three month period ended
	Cumulative Adjustments	March 31, 2025	March 31, 2024
Carrying value (1)		$83,069	$80,005
Carrying value adjustments:
Impairment	$—	—	—
Upward changes for observable prices (2)	50,901	—	56
Downward changes for observable prices	(2,169)	—	(369)
Net upward (downward) change	$48,732	$—	$(313)

(1)	Investment unfunded commitments of $5.4 million and $2.3 million as of March 31, 2025 and March 31, 2024, respectively.
(2)	Cumulative adjustments excludes $13.9 million in realized gains for sale of an investment in the second quarter of 2021.
For the three months ended March 31, 2025 and 2024, the Company recognized unrealized gains (losses) on all equity securities held at the reporting date of $8 thousand and $(490) thousand, respectively.
Variable Interest Entities (“VIE”s)
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The above investments meet the criteria of a VIE, however, the Company is not the primary beneficiary of the entities, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities. The Company’s investment in the unconsolidated VIEs are carried in other assets on the Unaudited Condensed Consolidated Balance Sheets.
The Company’s maximum exposure to loss from unconsolidated VIEs includes the investment recorded on the Company’s Unaudited Condensed Consolidated Balance Sheets and unfunded commitment. For solar tax credit investments, the balance sheet figures are net of any impairment recognized, and includes previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes the potential for loss from these investments is remote, the maximum exposure for solar tax credit investments was determined by assuming a scenario where related tax credits were recaptured.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a summary of the VIEs that the Company has not consolidated as of March 31, 2025 and December 31, 2024:

March 31, 2025	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$4,404	$27,845	$—	Other assets (1)
Affordable housing	12,665	15,305	—	Other assets (2)
Canapi Funds	17,280	34,021	—	Other assets (3)
Non-marketable and other equity investments	5,331	10,700	—	Other assets (4)

December 31, 2024	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$5,309	$38,107	$—	Other assets (5)
Affordable housing	12,940	15,463	—	Other assets (6)
Canapi Funds	17,104	34,269	—	Other assets (7)
Non-marketable and other equity investments	5,290	9,591	—	Other assets (8)

(1)	Maximum exposure to loss includes $4.4 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $23.4 million.
(2)
Maximum exposure to loss includes $12.7 million of current investments, $1.7 million in unfunded commitments, and a scenario in which related tax credits are recaptured, collectively totaling $941 thousand.

(3)	Maximum exposure to loss includes $17.3 million of current investments and $16.7 million in unfunded commitments.
(4)	Maximum exposure to loss includes $5.3 million of current investments and $5.4 million in unfunded commitments.
(5)	Maximum exposure to loss includes $5.3 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $32.8 million.
(6)
Maximum exposure to loss includes $12.9 million of current investments, $1.7 million in unfunded commitments, and a scenario in which related tax credits are recaptured, collectively totaling $824 thousand.

(7)	Maximum exposure to loss includes $17.1 million of current investments and $17.2 million in unfunded commitments.
(8)	Maximum exposure to loss includes $5.3 million of current investments and $4.3 million in unfunded commitments.

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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
March 31, 2025
Commercial & Industrial
Small Business Banking	$2,251,813	$25,540	$121,830	$147,370	$2,399,183	$112,013	$2,511,196
Commercial Banking	2,535,684	2,544	39,022	41,566	2,577,250	48,658	2,625,908
Paycheck Protection Program	1,399	101	260	361	1,760	—	1,760
Total	4,788,896	28,185	161,112	189,297	4,978,193	160,671	5,138,864
Construction & Development
Small Business Banking	585,725	—	2,468	2,468	588,193	—	588,193
Commercial Banking	86,236	—	—	—	86,236	—	86,236
Total	671,961	—	2,468	2,468	674,429	—	674,429
Commercial Real Estate
Small Business Banking	2,849,422	20,918	82,618	103,536	2,952,958	106,478	3,059,436
Commercial Banking	1,137,275	15,990	10,451	26,441	1,163,716	19,091	1,182,807
Total	3,986,697	36,908	93,069	129,977	4,116,674	125,569	4,242,243
Commercial Land
Small Business Banking	638,107	—	4,042	4,042	642,149	30,567	672,716
Total	638,107	—	4,042	4,042	642,149	30,567	672,716
Total	$10,085,661	$65,093	$260,691	$325,784	$10,411,445	$316,807	$10,728,252
Retained Loan Discount and Net Deferred Costs							$(34,341)
Loans and Leases, Net							$10,693,911

Guaranteed Balance	$2,959,459	$35,990	$202,876	$238,866	$3,198,325	$81,112	$3,279,437
% Guaranteed	29.3%	55.3%	77.8%	73.3%	30.7%	25.6%	30.6%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
December 31, 2024
Commercial & Industrial
Small Business Banking	$2,182,596	$37,966	$104,362	$142,328	$2,324,924	$119,378	$2,444,302
Commercial Banking	2,418,078	15,282	23,999	39,281	2,457,359	49,767	2,507,126
Paycheck Protection Program	2,361	—	—	—	2,361	—	2,361
Total	4,603,035	53,248	128,361	181,609	4,784,644	169,145	4,953,789
Construction & Development
Small Business Banking	514,997	1,488	2,468	3,956	518,953	—	518,953
Commercial Banking	85,456	—	—	—	85,456	—	85,456
Total	600,453	1,488	2,468	3,956	604,409	—	604,409
Commercial Real Estate
Small Business Banking	2,773,306	42,058	57,896	99,954	2,873,260	107,751	2,981,011
Commercial Banking	1,040,065	5,000	10,778	15,778	1,055,843	19,025	1,074,868
Total	3,813,371	47,058	68,674	115,732	3,929,103	126,776	4,055,879
Commercial Land
Small Business Banking	610,920	2,209	3,324	5,533	616,453	32,825	649,278
Total	610,920	2,209	3,324	5,533	616,453	32,825	649,278
Total	$9,627,779	$104,003	$202,827	$306,830	$9,934,609	$328,746	$10,263,355
Retained Loan Discount and Net Deferred Costs							$(29,981)
Loans and Leases, Net							$10,233,374

Guaranteed Balance	$2,933,636	$58,235	$171,123	$229,358	$3,162,994	$77,514	$3,240,508
% Guaranteed	30.5%	56.0%	84.4%	74.8%	31.8%	23.6%	31.6%

(1)
Retained portions of government guaranteed loans sold prior to January 1, 2021 are carried at fair value under FASB ASC Subtopic 825-10, Financial Instruments: Overall. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Credit Quality Indicators
The following tables present asset quality indicators by portfolio class and origination year. See Note 3. Loans and Leases Held for Investment and Credit Quality in the Company’s 2024 Form 10-K for additional discussion around the asset quality indicators that the Company uses to manage and monitor credit risk.

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
March 31, 2025
Small Business Banking
Pass	$321,320	$1,194,328	$1,062,093	$1,218,096	$963,900	$905,959	$131,367	$35,824	$5,832,887
Special Mention	615	20,262	63,949	102,214	53,783	104,710	26,463	1,542	373,538
Substandard	—	15,190	43,727	102,818	83,386	119,238	9,686	2,013	376,058
Total	321,935	1,229,780	1,169,769	1,423,128	1,101,069	1,129,907	167,516	39,379	6,582,483
Commercial Banking
Pass	244,185	1,121,801	700,250	395,072	188,678	120,302	531,286	137,117	3,438,691
Special Mention	—	1,000	16,359	73,194	51,389	36,457	9,127	5,552	193,078
Substandard	—	—	—	18,979	130,346	32,492	402	13,214	195,433
Total	244,185	1,122,801	716,609	487,245	370,413	189,251	540,815	155,883	3,827,202
Paycheck Protection Program
Pass	—	—	—	—	1,257	503	—	—	1,760
Total	—	—	—	—	1,257	503	—	—	1,760
Total	$566,120	$2,352,581	$1,886,378	$1,910,373	$1,472,739	$1,319,661	$708,331	$195,262	$10,411,445

Year-To-Date Gross Charge-offs
Small Business Banking	$—	$1,822	$1,269	$2,135	$76	$1,152	$469	$—	$6,923
Total	$—	$1,822	$1,269	$2,135	$76	$1,152	$469	$—	$6,923

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2024		2023		2022		2021		2020		Prior		Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total (1)
December 31, 2024
Small Business Banking
Pass	$1,112,351		$1,084,996		$1,323,982		$1,001,021		$528,008		$482,192		$124,370		$33,359	$5,690,279
Special Mention	7,041		46,047		77,638		61,906		31,575		83,693		22,729		2,790	333,419
Substandard	13,805		28,573		84,067		74,990		40,266		59,874		7,922		395	309,892
Total	1,133,197		1,159,616		1,485,687		1,137,917		599,849		625,759		155,021		36,544	6,333,590
Commercial Banking
Pass	1,169,167		752,078		398,333		207,755		51,552		81,166		423,334		116,594	3,199,979
Special Mention	—		16,483		88,464		36,165		24,018		17,569		9,555		4,245	196,499
Substandard	—		—		31,461		136,818		27,905		—		2,902		3,094	202,180
Total	1,169,167	—	768,561	—	518,258	—	380,738	—	103,475	—	98,735	—	435,791	—	123,933	3,598,658
Paycheck Protection Program
Pass	—		—		—		1,461		900		—		—		—	2,361
Total	—		—		—		1,461		900		—		—		—	2,361
Total	$2,302,364		$1,928,177		$2,003,945		$1,520,116		$704,224		$724,494		$590,812		$160,477	$9,934,609

Year-To-Date Gross Charge-offs
Small Business Banking	$652		$4,198		$18,630		$4,954		$3,462		$3,481		$3,555		$170	$39,102
Commercial Banking	—		17		5,176		1,493		756		—		1,535		—	8,977
Total	$652		$4,215		$23,806		$6,447		$4,218		$3,481		$5,090		$170	$48,079

(1)	Excludes $316.8 million and $328.7 million of loans accounted for under the fair value option as of March 31, 2025 and December 31, 2024, respectively.
The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

March 31, 2025	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$9,273,338	$2,627,607	$6,645,731	28.3%
Special Mention	566,616	176,876	389,740	31.2
Substandard	571,491	393,842	177,649	68.9
Total	$10,411,445	$3,198,325	$7,213,120	30.7%

December 31, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$8,892,619	$2,644,310	$6,248,309	29.7%
Special Mention	529,918	172,015	357,903	32.5
Substandard	512,072	346,669	165,403	67.7
Total	$9,934,609	$3,162,994	$6,771,615	31.8%

(1)	Excludes $316.8 million and $328.7 million of loans accounted for under the fair value option as of March 31, 2025 and December 31, 2024, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans and Leases
As of March 31, 2025 and December 31, 2024, there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three months ended March 31, 2025 and 2024. Accrued interest receivable on loans totaled $84.6 million and $80.7 million at March 31, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Nonaccrual loans and leases held for investment as of March 31, 2025 and December 31, 2024 are as follows:

March 31, 2025	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No Allowance for Credit Losses (“ACL”)
Commercial & Industrial
Small Business Banking	$152,494	$126,631	$25,863	$4,484
Commercial Banking	136,231	109,371	26,860	3,810
Payroll Protection Program	260	260	—	—
Total	288,985	236,262	52,723	8,294
Construction & Development
Small Business Banking	2,467	2,263	204	—
Total	2,467	2,263	204	—
Commercial Real Estate
Small Business Banking	94,727	63,701	31,026	20,865
Commercial Banking	26,441	13,591	12,850	11,874
Total	121,168	77,292	43,876	32,739
Commercial Land
Small Business Banking	10,280	7,176	3,104	168
Total	10,280	7,176	3,104	168
Total	$422,900	$322,993	$99,907	$41,201

December 31, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$141,674	$116,596	$25,078	$5,219
Commercial Banking	39,282	26,300	12,982	3,816
Total	180,956	142,896	38,060	9,035
Construction & Development
Small Business Banking	3,955	3,379	576	372
Total	3,955	3,379	576	372
Commercial Real Estate
Small Business Banking	81,847	55,290	26,557	17,736
Commercial Banking	26,888	13,981	12,907	11,907
Total	108,735	69,271	39,464	29,643
Commercial Land
Small Business Banking	10,651	7,339	3,312	173
Total	10,651	7,339	3,312	173
Total	$304,297	$222,885	$81,412	$39,223

(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
When a loan or lease is placed on nonaccrual status, any accrued interest is reversed from loan interest income. The following table summarizes the amount of accrued interest reversed during the periods presented:

	Three Months Ended March 31,
	2025	2024
Commercial & Industrial	$444	$610
Commercial Real Estate	490	119
Construction & Development	—	30
Total	$934	$759
The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of March 31, 2025 and December 31, 2024:

	Total Collateral-Dependent Loans		Unguaranteed Portion
March 31, 2025	Real Estate	Business Assets	Real Estate	Business Assets	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$32,991	$20,299	$9,484	$6,974	$9,266
Commercial Banking	2,869	16,525	74	9,812	3,100
Total	35,860	36,824	9,558	16,786	12,366
Commercial Real Estate
Small Business Banking	67,093	—	25,814	—	1,426
Commercial Banking	11,103	—	11,103	—	—
Total	78,196	—	36,917	—	1,426
Commercial Land
Small Business Banking	4,209	2,006	687	2,006	986
Total	4,209	2,006	687	2,006	986
Total	$118,265	$38,830	$47,162	$18,792	$14,778

	Total Collateral-Dependent Loans		Unguaranteed Portion
December 31, 2024	Real Estate	Business Assets	Real Estate	Business Assets	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$6,693	$36,500	$2,738	$12,061	$8,299
Commercial Banking	101,001	26,788	13,704	11,350	4,374
Total	107,694	63,288	16,442	23,411	12,673
Commercial Real Estate
Small Business Banking	53,306	6,327	22,239	1,061	890
Total	53,306	6,327	22,239	1,061	890
Commercial Land
Small Business Banking	6,295	—	2,713	—	974
Total	6,295	—	2,713	—	974
Total	$167,295	$69,615	$41,394	$24,472	$14,537

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Allowance for Credit Losses - Loans and Leases
See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2024 Form 10-K for a description of the methodologies used to estimate the ACL.
The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
March 31, 2025
Beginning Balance	$129,007	$4,943	$29,501	$4,065	$167,516
Charge offs	(5,987)	—	(936)	—	(6,923)
Recoveries	40	—	91	18	149
Provision	26,856	769	1,639	178	29,442
Ending Balance	$149,916	$5,712	$30,295	$4,261	$190,184
March 31, 2024
Beginning Balance	$87,581	$4,717	$28,864	$4,678	$125,840
Charge offs	(3,329)	(303)	—	—	(3,632)
Recoveries	455	—	14	—	469
Provision (Recovery)	13,845	(122)	2,491	150	16,364
Ending Balance	$98,552	$4,292	$31,369	$4,828	$139,041
During the three months ended March 31, 2025, the ACL increased as a result of loan growth amid a challenging macroeconomic environment which included specific reserve changes on individually evaluated loans. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period.
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
The following table summarizes the amortized cost basis of loans that were modified during the three months ended March 31, 2025:

Three Months Ended March 31, 2025	Term Extension	Interest Rate Reduction	Combination - Term Extension, Other-Than-Insignificant Payment Delay & Interest Rate Reduction	Combination - Term Extension & Other-Than-Insignificant Payment Delay	Combination - Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Small Business Banking	$3,601	$2,243	$3,057	$3,009	$193	0.2%
Total	$3,601	$2,243	$3,057	$3,009	$193	0.2%
During the three months ended March 31, 2024, there were no loan modifications to borrowers experiencing financial difficulty.
As of March 31, 2025, the Company had commitments to lend additional funds to these borrowers totaling $28 thousand. As of March 31, 2024, the Company had no commitments to lend additional funds to these borrowers.

The following table presents an aging analysis of loans that were modified within the twelve months ended March 31, 2025, and March 31, 2024, respectively:

March 31, 2025	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$17,644	$—	$2,243	$2,243
Commercial Banking	17,576	—	—	—
Total	$35,220	$—	$2,243	$2,243

March 31, 2024	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$15,286	$—	$—	$—
Commercial Banking	17,691	—	—	—
Total	$32,977	$—	$—	$—
The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the period presented:

	Three Months Ended March 31, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	1.81%	44

Additionally, there were no loans that were modified within the twelve months ended March 31, 2025 and March 31, 2024 that subsequently defaulted during the period presented.

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

	March 31, 2025	December 31, 2024
Gross direct finance lease payments receivable	$710	$961
Less – unearned interest	(22)	(39)
Net investment in direct financing leases	$688	$922
Future minimum lease payments under finance leases are as follows:

As of March 31, 2025	Amount
2025	$614
2026	96
Total	$710
Interest income of $17 thousand and $18 thousand was recognized in the three months ended March 31, 2025 and 2024, respectively.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As of March 31, 2025 and December 31, 2024, the Company had a net investment of $90.7 million and $93.4 million, respectively, in assets included in premises and equipment, net that are subject to operating leases. Of the net investment, the gross balance of the assets was $159.3 million and $159.7 million as of March 31, 2025 and December 31, 2024, respectively. Accumulated depreciation was $68.6 million and $66.2 million as of March 31, 2025 and December 31, 2024, respectively. Depreciation expense recognized on these assets was $2.6 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively.
Lease income of $2.5 million and $2.4 million was recognized in the three months ended March 31, 2025 and 2024, respectively.
A maturity analysis of future minimum lease payments to be received under non-cancelable operating leases is as follows:

As of March 31, 2025	Amount
2025	$6,653
2026	8,721
2027	8,483
2028	3,837
2029	2,399
Thereafter	7,308
Total	$37,401
Note 7. Servicing Assets
Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balance of loans serviced for others requiring recognition of a servicing asset was $3.57 billion and $3.46 billion at March 31, 2025 and December 31, 2024, respectively. The unpaid principal balance for all loans serviced for others was $4.95 billion and $4.72 billion at March 31, 2025 and December 31, 2024, respectively.
The following table summarizes the activity pertaining to servicing rights measured at fair value:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$55,788	$48,186
Additions, net	5,624	3,520
Fair value changes:
Due to changes in valuation inputs or assumptions	(1,095)	221
Decay due to increases in principal paydowns or runoff	(3,633)	(2,965)
Balance at end of period	$56,684	$48,962
See Note 9. Fair Value of Financial Instruments for further details about servicing assets measured at fair value.
The fair value of servicing rights was determined using a weighted average discount rate of 13.5% on March 31, 2025 and 14.5% on March 31, 2024. The fair value of servicing rights was determined using a weighted average prepayment speed of 16.0% on March 31, 2025 and 15.7% on March 31, 2024, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The table below reflects the sensitivity of the current fair value of servicing assets to immediate adverse changes in the above key assumptions with all other assumptions remaining static:

	As of March. 31, 2025	As of December. 31, 2024
Fair value of servicing rights	$56,684	$55,788
	Incremental Increase (Decrease) in Value	Incremental Increase (Decrease) in Value
Prepayment Speed
20% increase	($3,390)	($3,459)
10% increase	(1,699)	(1,785)
Discount Rate
200 basis point increase	(2,469)	(2,603)
100 basis point increase	(1,209)	(1,331)
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

As of March 31, 2025 and 2024, the Company had servicing assets related to conventional commercial loans carried at amortized cost of $227 thousand and $381 thousand, respectively.
Note 8. Borrowings
Total outstanding borrowings consisted of the following:

	March 31, 2025	December 31, 2024
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$10,588	$13,184
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
	99,540	99,505
Other long term debt (1)	119	131
Total borrowings	$110,247	$112,820
(1) Includes finance leases.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As of March 31, 2025 and December 31, 2024, the Company’s unused borrowing capacity was $3.80 billion and $3.55 billion, respectively, based upon securities and loans identified as available for collateral. Unused borrowing capacity consists of access through the Federal Reserve Bank's discount window, available lines of credit with the Federal Home Loan Bank and other correspondent banks, and access to a repurchase agreement. If additional collateral is available, the Company's aggregate borrowing capacity with all of the above sources is $6.36 billion and $6.10 billion as of March 31, 2025 and December 31, 2024, respectively.
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
Recurring Fair Value
The table below provides a rollforward of the Level 3 equity warrant asset fair values:

	Three Months Ended March 31,
Equity Warrant Assets	2025	2024
Balance at beginning of period	$7,162	$2,874
New equity warrant assets	217	370
Changes in fair value, net	(304)	5,661
Settlements	(40)	(205)
Balance at end of period	$7,035	$8,700
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2025	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$17,857	$—	$17,857	$—
Mortgage-backed securities	1,291,773	—	1,291,773	—
Municipal bonds (1)	3,050	—	2,967	83
Loans held for investment	316,807	—	—	316,807
Servicing assets (2)	56,684	—	—	56,684
Mutual fund	341	—	341	—
Equity warrant assets	7,035	—	—	7,035
Total assets at fair value	$1,693,547	$—	$1,312,938	$380,609

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2024	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$17,897	$—	$17,897	$—
Mortgage-backed securities	1,227,333	—	1,227,333	—
Municipal bonds (1)	2,973	—	2,890	83
Loans held for investment	328,746	—	—	328,746
Servicing assets (2)	55,788	—	—	55,788
Mutual fund	458	—	458	—
Equity warrant assets	7,162	—	—	7,162
Total assets at fair value	$1,640,357	$—	$1,248,578	$391,779

(1)	During the three months ended March 31, 2025 and March 31, 2024 there was no level 3 fair value adjustment gain or loss.
(2)	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets.
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2024 Form 10-K.
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
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at March 31, 2025 or December 31, 2024. The unpaid principal balance of unguaranteed exposure for nonaccruals was $10.8 million and $10.0 million at March 31, 2025 and December 31, 2024, respectively.
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at March 31, 2025 and December 31, 2024.

	March 31, 2025
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$316,807	$331,203	$(14,396)	$68,038	$69,662	$(1,623)	$54,226	$55,503	$(1,277)
	$316,807	$331,203	$(14,396)	$68,038	$69,662	$(1,623)	$54,226	$55,503	$(1,277)

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$328,746	$342,150	$(13,404)	$63,386	$64,784	$(1,398)	$51,272	$52,528	$(1,256)
	$328,746	$342,150	$(13,404)	$63,386	$64,784	$(1,398)	$51,272	$52,528	$(1,256)
The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended March 31,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2025	2024
Loans held for investment	$(1,034)	$(219)
	$(1,034)	$(219)

The following tables summarize the activity pertaining to loans accounted for under the fair value option:

	Three Months Ended March 31,
Loans held for investment	2025	2024
Balance at beginning of period	$328,746	$388,036
Repurchases	6,252	8,565
Fair value changes	(1,034)	(219)
Settlements	(17,157)	(17,160)
Balance at end of period	$316,807	$379,222
Non-Recurring Fair Value
The tables below present the recorded amount of assets measured at fair value on a non-recurring basis. The Company has no liabilities recorded at fair value on a non-recurring basis.

March 31, 2025	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$17,602	$—	$—	$17,602
Foreclosed assets	668	—	—	668
Total assets at fair value	$18,270	$—	$—	$18,270

December 31, 2024	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$17,085	$—	$—	$17,085
Foreclosed assets	1,944	—	—	1,944
Total assets at fair value	$19,029	$—	$—	$19,029
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets that are measured at fair value on a non-recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2024 Form 10-K.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Level 3 Analysis
For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2025
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$83	Discounted expected cash flows	Discount rate	7.2%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$316,807	Discounted expected cash flows	Loss rate	0.0% - 6.6%	1.1%
			Discount rate	7.0% - 18.0%	9.1%
			Prepayment speed	15.0% - 30.4%	17.1%
Servicing assets	$56,684	Discounted expected cash flows	Discount rate	13.5%	13.5%
			Prepayment speed	12.0% - 18.6%	16.0%
Equity warrant assets	$7,035	Black-Scholes option pricing model	Volatility	13.1% - 90.0%	33.3%
			Risk-free interest rate	4.1% - 4.3%	4.2%
			Marketability discount	15.0% - 25.0%	17.1%
			Remaining life	2.7 - 11.4 years	4.5 years
Non-recurring fair value
Collateral-dependent loans	$17,602	Discounted appraisals	Appraisal adjustments (2)	0.0% - 95.3%	45.4%
Foreclosed assets	$668	Discounted appraisals	Appraisal adjustments (2)	10.0%	10.0%

December 31, 2024
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$83	Discounted expected cash flows	Discount rate	7.2%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$328,746	Discounted expected cash flows	Loss rate	0.0% - 6.3%	1.1%
			Discount rate	7.0% - 18.0%	9.2%
			Prepayment speed	14.3% - 30.1%	16.3%
Servicing assets	$55,788	Discounted expected cash flows	Discount rate	13.5%	13.5%
			Prepayment speed	11.9% - 18.3%	15.6%
Equity warrant assets	$7,162	Black-Scholes option pricing model	Volatility	13.1% - 90.0%	32.1%
			Risk-free interest rate	4.5% - 4.6%	4.5%
			Marketability discount	10.0% - 25.0%	13.8%
			Remaining life	2.9 - 12 years	4.5 years
Non-recurring fair value
Collateral-dependent loans	$17,085	Discounted appraisals	Appraisal adjustments (2)	0.0% - 95.8%	45.4%
Foreclosed assets	$1,944	Discounted appraisals	Appraisal adjustments (2)	10.0%	10.0%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to the instruments fair value.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.
Estimated Fair Value of Other Financial Instruments
GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Unaudited Condensed Consolidated Balance Sheets.
The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

March 31, 2025	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$744,263	$744,263	$—	$—	$744,263
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	367,955	—	—	390,155	390,155
Loans and leases held for investment, net of allowance for credit losses on loans and leases	10,186,920	—	—	10,096,104	10,096,104
Financial liabilities
Deposits	12,395,945	—	11,953,670	—	11,953,670
Borrowings	110,247	—	—	117,449	117,449

December 31, 2024	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$608,800	$608,800	$—	$—	$608,800
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	346,002	—	—	367,993	367,993
Loans and leases held for investment, net of allowance for credit losses on loans and leases	9,737,112	—	—	9,556,981	9,556,981
Financial liabilities
Deposits	11,760,494	—	11,317,639	—	11,317,639
Borrowings	112,820	—	—	121,026	121,026

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

	March 31, 2025	December 31, 2024
Commitments to extend credit (1) (2)	$3,609,307	$3,597,937
Standby letters of credit	8,487	7,365
Total unfunded off-balance-sheet credit risk	$3,617,794	$3,605,302

(1)	Includes unfunded overdraft protection.
(2)
Includes $1.19 billion and $1.20 billion at March 31, 2025 and December 31, 2024, respectively, for which loan commitment letters have been issued. Such letters do not represent a present obligation to extend credit due to the variety of conditions contained in the letters.

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
The allowance for off-balance-sheet credit exposures was $13.1 million and $13.6 million at March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and March 31, 2024, the Company recorded $478 thousand in recoveries and $906 thousand in expenses related to the allowance for off-balance-sheet credit exposures, respectively. Beginning in the second quarter of 2024, this expense was presented in the provision for credit losses. This expense was historically presented in other expense and that classification remains unchanged for prior periods.
Other Commitments
See Note 4. Securities for unfunded commitments to provide capital contributions for equity fund investments as of March 31, 2025 and December 31, 2024.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Concentrations of Credit Risk
The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company generally does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $20.0 million, except for 55 relationships that have a retained unguaranteed exposure of $2.26 billion of which $1.50 billion of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $37.4 million, of which no relationships exceed $20.0 million.
The Company from time-to-time may have cash and cash equivalents on deposit with other financial institutions that exceed federally-insured limits.
Geographic Concentrations
The following table presents the geographic concentration of the Company's loan and lease portfolio at March 31, 2025:

% of Total
Geographic Regions (1)
Midwest	12.1%
Northeast	17.0
Southeast	31.8
Southwest	13.1
West	25.5
Non-U.S.	0.5
Total	100.0%

(1)	Concentrations are stated as a percentage of total unguaranteed loans held for investment. Midwest consists of ND, SD, NE, KS, MN, IA,WI, MO, IL, IN, MI and OH. Northeast consists of MD, DE, PA, NJ, NY, CT, RI, MA, VT, ME and NH. Southeast consists of AR, LA, MS, TN, AL, GA, FL, SC, KY, NC, VA, WV, DC, PR and VI. Southwest consists of AZ, NM, TX and OK. West consists of WA, OR, CA, NV, ID, MT, WY, CO, UT, AK and HI. Non-U.S. includes addressees with foreign domicile. Domicile is determined by the principal resident or business address of the entity.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2025, 551,911 RSUs were granted with a weighted average grant date fair value of $34.54.
At March 31, 2025, unrecognized compensation costs relating to RSUs amounted to $79.2 million which will be recognized over a weighted average period of 3.48 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the financial condition and results of operations of Live Oak Bancshares, Inc. (individually, “Bancshares” and collectively with its subsidiaries including Live Oak Banking Company, the “Company”). This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). Results of operations for the periods included in this quarterly report on Form 10-Q are not necessarily indicative of results to be obtained during any future period.
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
•the impacts of any pandemic or public health situation on trade (including supply chains and export levels), travel, employee productivity and other economic activities that may have a destabilizing and negative effect on financial markets, economic activity and customer behavior;

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
•changes in tariffs and trade barriers, including potential changes in U.S. and international trade policies and the resulting impact on the Company and its customers;
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
Nature of Operations
Bancshares is a financial holding company and a bank holding company headquartered in Wilmington, North Carolina incorporated under the laws of the state of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending and deposit related services to small businesses nationwide. A significant portion of the loans originated by the Bank are partially guaranteed by the SBA under the 7(a) Loan Program and the U.S. Department of Agriculture’s (“USDA”) Rural Energy for America Program (“REAP”), Water and Environmental Program (“WEP”), Business & Industry (“B&I”) and Community Facilities loan programs. These loans are to small businesses and professionals with what the Bank believes are lower risk characteristics. Industries, or “verticals,” on which the Bank focuses its lending efforts are carefully selected. The Bank also lends more broadly to select borrowers outside of those verticals.
As of March 31, 2025, the Company’s wholly owned material subsidiaries were the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”) and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining at the Company's Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors, LLC (“Canapi Advisors”) was a wholly owned subsidiary providing investment advisory services to a series of funds (the “Canapi Funds”) focused on providing venture capital to new and emerging financial technology companies. During the third quarter of 2024, the Canapi Funds were restructured and Canapi Advisors voluntarily withdrew as an investment advisor to the funds. Canapi Advisors was subsequently dissolved in the fourth quarter of 2024. As of December 31, 2024, Live Oak Ventures consolidated its investment in Synply, Inc. as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions and discloses the non-controlling interest according to the Company’s consolidation policy.
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
Results of Operations
Performance Summary
Three months ended March 31, 2025 compared with three months ended March 31, 2024
For the three months ended March 31, 2025, the Company reported net income attributable to Live Oak Bancshares, Inc. of $9.7 million, or $0.21 per diluted share, compared to net income attributable to Live Oak Bancshares, Inc. of $27.6 million, or $0.60 per diluted share, for the first quarter of 2024.
The decrease in net income was principally due to the following items:
•Provision for credit losses increased by $12.6 million, or 77.0%, to $29.0 million, compared to $16.4 million for the first quarter of 2024;
•Management fee income decreased by $3.3 million, or 100.0%, due to the restructuring of the Canapi Funds in the third quarter of 2024;
•Other noninterest income decreased by $5.7 million, or 58.6%, largely related to a gain arising from increased fair value of equity warrant assets in the first quarter of 2024;
•Net income tax expense increased by $8.9 million, from a $5.5 million benefit in the first quarter of 2024, to an expense of $3.5 million for the first quarter of 2025. This increase was largely the result of an additional $10.6 million in investment tax credits related to the Company's fourth quarter of 2023 renewable energy investment that became eligible for an extra 10% in tax credits in the first quarter of 2024.
Key factors largely offsetting the decrease in net income are increased levels of net interest income of $10.4 million, combined with increased net gains on sales of loans of $7.1 million.
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

Three months ended March 31, 2025 compared with three months ended March 31, 2024
For the three months ended March 31, 2025, net interest income increased $10.4 million, or 11.6%, to $100.5 million compared to $90.1 million for the three months ended March 31, 2024. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities offset by the decrease in average yield on interest-earning assets exceeding the decrease in average cost of funds. Average interest-earning assets increased by $1.87 billion, or 17.2%, to $12.76 billion for the first quarter of 2025, compared to $10.89 billion for the first quarter of 2024, while the yield on average interest-earning assets decreased 34 basis points to 6.77%. The cost of funds on interest-bearing liabilities for the first quarter of 2025 decreased 17 basis points to 3.90% and the average balance of interest-bearing liabilities increased by $1.59 billion, or 15.8%, over the first quarter of 2024.
The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth as well as maintenance of the Company's target liquidity profile. As indicated in the rate/volume table below, the overall increase discussed above is reflected in increased interest income of $20.7 million outpacing growth in interest expense of $10.3 million for the first quarter of 2025 compared to the first quarter of 2024. The net interest margin decreased from 3.33% for the first quarter of 2024 to 3.20% for the first quarter of 2025.
In March 2025, the Federal Reserve decided to maintain the federal funds upper target rate at 4.5%. The Federal Reserve released its most current federal funds target rate midpoint projections which implied a decrease of the median Federal Funds rate to 3.9% by the end of 2025. There can be no assurance that any further decreases or increases in the Federal Funds rate will occur, and if they do, the amount and timing of actual adjustments are subject to change. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information about the Company’s sensitivity to interest rates.

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

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$581,267	$6,400	4.47%	$542,243	$7,456	5.53%
Investment securities	1,379,797	11,089	3.26	1,240,861	8,954	2.90
Loans held for sale	407,953	8,612	8.56	353,476	8,354	9.51
Loans and leases held for investment (1)	10,388,872	187,004	7.30	8,753,232	167,656	7.70
Total interest-earning assets	12,757,889	213,105	6.77	10,889,812	192,420	7.11
Less: Allowance for credit losses on loans and leases	(165,320)			(125,447)
Noninterest-earning assets	534,133			550,839
Total assets	$13,126,702			$11,315,204
Interest-bearing liabilities:
Interest-bearing checking	$350,491	$3,929	4.55%	$300,067	$4,183	5.61%
Savings	5,540,147	51,604	3.78	4,552,390	46,171	4.08
Money market accounts	127,908	120	0.38	125,317	187	0.60
Certificates of deposit	5,563,004	55,235	4.03	5,094,553	51,457	4.06
Total deposits	11,581,550	110,888	3.88	10,072,327	101,998	4.07
Borrowings	111,919	1,685	6.11	26,772	311	4.67
Total interest-bearing liabilities	11,693,469	112,573	3.90	10,099,099	102,309	4.07
Noninterest-bearing deposits	342,482			213,571
Noninterest-bearing liabilities	58,739			77,942
Shareholders' equity	1,027,547			924,592
Non-controlling interest	4,465			—
Total liabilities and shareholders' equity	$13,126,702			$11,315,204
Net interest income and interest rate spread		$100,532	2.87%		$90,111	3.04%
Net interest margin			3.20%			3.33%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.10%			107.83%

(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended March 31,
	2025 vs. 2024
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$(1,539)	$483	$(1,056)
Investment securities	1,075	1,060	2,135
Loans held for sale	(961)	1,219	258
Loans and leases held for investment	(11,037)	30,385	19,348
Total interest income	(12,462)	33,147	20,685
Interest expense:
Interest-bearing checking	(888)	634	(254)
Savings	(4,176)	9,609	5,433
Money market accounts	(70)	3	(67)
Certificates of deposit	(913)	4,691	3,778
Borrowings	238	1,136	1,374
Total interest expense	(5,809)	16,073	10,264
Net interest income	$(6,653)	$17,074	$10,421
Provision for Credit Losses
The provision for credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the allowance for credit losses (“ACL”) on loans and leases at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan and lease portfolio. Beginning in the second quarter of 2024, expense related to off-balance sheet credit exposures was also included in the provision for credit losses in response to growth in the amount of loans with applicable off-balance sheet credit risk. See Note 10. Commitments and Contingencies under the subheading Financial Instruments with Off-Balance-Sheet Risk for additional information.
Losses inherent in loan relationships are mitigated if a portion of the loan is guaranteed by the SBA or USDA. Typical SBA 7(a) and USDA guarantees range from 50% to 90% depending on loan size and type, which serve to reduce the risk profile of these loans. The Company believes that its focus on compliance with regulations and guidance from the SBA and USDA are key factors to managing this risk.
For the first quarter of 2025, there was a provision for credit losses of $29.0 million compared to $16.4 million for the same period in 2024, an increase of $12.6 million. The increase in provision was principally driven by loan growth amid a challenging macroeconomic environment including heightened levels of specific reserves on individually evaluated loans, where elevated interest rates and inflationary pressures placed financial strain on some small business borrowers.
Loans and leases held for investment at historical cost were $10.4 billion as of March 31, 2025, increasing by $1.84 billion, or 21.6%, compared to March 31, 2024.
Net charge-offs for loans and leases carried at historical cost were $6.8 million, or 0.27% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended March 31, 2025, compared to net charge-offs of $3.2 million, or 0.15%, for the three months ended March 31, 2024. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $9.9 million and $7.9 million accounted for under the fair value option at March 31, 2025 and 2024, respectively, totaled $99.9 million, which was 0.96% of the held for investment loan and lease portfolio carried at historical cost at March 31, 2025, compared to $43.1 million, or 0.51% of loans and leases held for investment carried at historical cost at March 31, 2024.
Noninterest Income
Noninterest income is principally comprised of net gains from the sale of SBA and USDA-guaranteed loans along with loan servicing revenue and related revaluation of the servicing asset. Revenue from the sale of loans depends upon the volume, maturity structure and rates of underlying loans as well as the pricing and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Net loss on loans accounted for under the fair value option is also significantly impacted by changes in market rates, prepayment speeds and inherent credit risk. Other less consistent elements of noninterest income include gains and losses on investments.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2025/2024 Increase (Decrease)
	2025	2024	Amount	Percent
Noninterest income
Loan servicing revenue	$8,298	$7,624	$674	8.8%
Loan servicing asset revaluation	(4,728)	(2,744)	(1,984)	(72.3)
Net gains on sales of loans	18,648	11,502	7,146	62.1
Net loss on loans accounted for under the fair value option	(1,034)	(219)	(815)	(372.1)
Equity method investments (loss) income	(2,239)	(5,022)	2,783	55.4
Equity security investments gains (losses), net	20	(529)	549	103.8
Lease income	2,573	2,453	120	4.9
Management fee income	—	3,271	(3,271)	(100.0)
Other noninterest income	4,043	9,761	(5,718)	(58.6)
Total noninterest income	$25,581	$26,097	$(516)	(2.0)%
For the three months ended March 31, 2025, noninterest income decreased by $516 thousand, or 2.0%, compared to the three months ended March 31, 2024. The decrease over the first quarter of 2024 is primarily a result of a $2.0 million increase in loss related to the servicing asset revaluation, a $3.3 million decrease in management fee income due to the restructuring of the Canapi Funds in the third quarter of 2024 and decreased other noninterest income of $5.7 million, largely related to the first quarter of 2024 gain arising from increased fair value of equity warrant assets associated with the Company’s wine & craft beverage vertical. Largely offsetting the decrease over the first quarter of 2024 was higher net gains on sales of loans of $7.1 million combined with decreased equity method investment losses of $2.8 million, principally related to heightened levels of underlying losses in the first quarter of 2024.

The following table reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three Months Ended March 31,		For years ended December 31,
	2025	2024	2024	2023	2022	2021
Amount of loans and leases originated	$1,396,223	$805,129	$5,155,244	$3,946,873	$4,007,621	$4,480,725
Guaranteed portions of loans sold	266,275	186,654	980,973	877,551	580,889	668,462
Outstanding balance of guaranteed loans sold (1)	3,486,533	3,057,641	3,379,477	2,986,959	2,668,110	2,756,915

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Asset Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, ancillary income, prepayment speeds and default rates and losses, with prepayment speed and discount rate being the most sensitive assumptions. For the three months ended March 31, 2025, there was a net loss on loan servicing asset revaluation of $4.7 million, compared to a net loss of $2.7 million for the three months ended March 31, 2024, resulting in a negative comparative quarter change of $2.0 million. The decrease in the valuation of the servicing asset compared to the three months ended March 31, 2024 was principally the result of principal paydowns or runoff as well as an increase in the prepayment assumption in the first quarter of 2025.
Net Gains on Sales of Loans: For the three months ended March 31, 2025, net gains on sales of loans increased $7.1 million, or 62.1%, compared to the three months ended March 31, 2024. The volume of guaranteed loans sold increased $79.6 million, or 42.7%, for the three months ended March 31, 2025 to $266.3 million from $186.7 million for the three months ended March 31, 2024. The average net gain on loan sale premium remained relatively stable at 107% in the first quarters of 2025 and 2024, respectively. The increase in net gains on sales of loans over the first quarter of 2024 was principally related to a higher loan sale volume.

Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2025/2024 Increase (Decrease)
	2025	2024	Amount	Percent
Noninterest expense
Salaries and employee benefits	$48,008	$47,275	$733	1.6%
Non-employee expenses:
Travel expense	2,795	2,438	357	14.6
Professional services expense	3,024	1,878	1,146	61.0
Advertising and marketing expense	3,665	3,692	(27)	(0.7)
Occupancy expense	2,737	2,247	490	21.8
Technology expense	9,251	7,723	1,528	19.8
Equipment expense	3,745	3,074	671	21.8
Other loan origination and maintenance expense	4,585	3,911	674	17.2
Renewable energy tax credit investment (recovery) impairment	—	(927)	927	(100.0)
FDIC insurance	3,551	3,200	351	11.0
Other expense	2,656	3,226	(570)	(17.7)
Total non-employee expenses	36,009	30,462	5,547	18.2
Total noninterest expense	$84,017	$77,737	$6,280	8.1%
Total noninterest expense for the three months ended March 31, 2025, increased $6.3 million, or 8.1%, compared to the three months ended March 31, 2024.
Income Tax Expense
For the three months ended March 31, 2025, income tax expense was $3.5 million compared to an income tax benefit of $5.5 million in the first quarter of 2024, and the Company’s effective tax rates were 26.4% and (24.8%), respectively. The higher level of income tax expense for the first quarter of 2025 as compared to the first quarter of 2024 was largely the result of an additional $10.6 million in investment tax credits related to the Company's fourth quarter of 2023 renewable energy investment that became eligible for an extra 10% in tax credits in the first quarter of 2024. Partially offsetting the comparative increase in income tax expense was decreased pretax income during the current period.

Discussion and Analysis of Financial Condition
March 31, 2025 vs. December 31, 2024
Total assets at March 31, 2025 were $13.60 billion, an increase of $652.3 million, or 5.0%, compared to total assets of $12.94 billion at December 31, 2024. The growth in total assets was principally driven by the following:
•Cash and cash equivalents, comprised of cash and due from banks, combined with investment securities available-for-sale was $2.06 billion at March 31, 2025, an increase of $199.9 million, or 10.8%, compared to $1.86 billion at December 31, 2024. This increase reflects growing deposit levels combined with maintenance of the Company's targeted liquidity profile.
•Growth in total loans and leases held for investment and held for sale of $482.5 million, or 4.6%, during the first three months of 2025, from $10.58 billion at December 31, 2024, to $11.06 billion at March 31, 2025. This growth was a result of strong origination activity during the first three months of 2025 of $1.40 billion.
Total deposits were $12.40 billion at March 31, 2025, an increase of $635.5 million, or 5.4%, from $11.76 billion at December 31, 2024. The increase in total deposits from the prior period was to support growth in the loan and lease portfolio as well as the Company's targeted liquidity levels. At March 31, 2025, the Bank’s total uninsured deposits were approximately $1.87 billion, or 15.0%, of total deposits.
Commercial Real Estate

Commercial real estate loans as indicated by the FDIC include loans secured by the following: construction, land development, multifamily property and nonfarm, nonresidential real property. The following table provides information with respect to commercial real estate loans as of March 31, 2025.

	Guaranteed	Unguaranteed	Total (1)
Held for Investment Loans:
Owner Occupied
Small Business Banking	$1,280,781	$1,159,111	$2,439,892
Commercial Banking	20,309	32,654	52,963
Total	1,301,090	1,191,765	2,492,855
Non-Owner Occupied
Small Business Banking	419,927	629,356	1,049,283
Commercial Banking	33,050	1,183,911	1,216,961
Total	452,977	1,813,267	2,266,244
Total Held for Investment Commercial Real Estate	$1,754,067	$3,005,032	$4,759,099
Held for Sale Loans:
Owner Occupied
Small Business Banking	$48,887	$—	$48,887
Total	48,887	—	48,887
Non-Owner Occupied
Small Business Banking	168,501	—	168,501
Total	168,501	—	168,501
Total Held for Sale Commercial Real Estate	$217,388	$—	$217,388
Total Commercial Real Estate Loans	$1,971,455	$3,005,032	$4,976,487
% of Total Commercial Real Estate Loans	39.6%	60.4%	100.0%
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
Total nonperforming assets, including loans measured at fair value, at March 31, 2025 were $494.7 million, which represented a $123.0 million, or 33.1%, increase from December 31, 2024. These nonperforming assets at March 31, 2025 were comprised of $492.6 million in nonaccrual loans and leases and $2.1 million in foreclosed assets. Of the $492.6 million of nonperforming assets, $383.6 million carried a government guarantee, leaving an unguaranteed exposure of $111.1 million in total nonperforming assets at March 31, 2025. This represents an increase of $19.5 million, or 21.3%, from an unguaranteed exposure of $91.6 million at December 31, 2024.

The following table provides information with respect to nonperforming assets, excluding loans measured at fair value, at the dates indicated.

	March 31, 2025 (1)	December 31, 2024 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$422,900	$304,297
Foreclosed assets	2,108	1,944
Total nonperforming assets	$425,008	$306,241
Allowance for credit losses on loans and leases	$190,184	$167,516
Total nonperforming loans and leases to total loans and leases held for investment	4.08%	3.07%
Total nonperforming loans and leases to total assets	3.18%	2.41%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.83%	1.69%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	44.97%	55.05%

Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S government (all on nonaccrual)	$322,993	$222,885
Total accruing loans and leases past due 90 days or more guaranteed by the U.S government	—	—
Foreclosed assets guaranteed by the U.S. government	1,753	1,753
Total nonperforming assets guaranteed by the U.S. government	$324,746	$224,638
Allowance for credit losses on loans and leases	$190,184	$167,516
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.96%	0.82%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.75%	0.65%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S. government	190.36%	205.76%

(1)	Excludes loans measured at fair value.
Nonperforming assets, excluding loans measured at fair value, at March 31, 2025 were $425.0 million, which represented a $118.8 million, or 38.8%, increase from December 31, 2024. These nonperforming assets at March 31, 2025 were comprised of $422.9 million in nonaccrual loans and leases and $2.1 million in foreclosed assets. Of the $425.0 million of nonperforming assets, $324.7 million carried a government guarantee, leaving an unguaranteed exposure of $100.3 million in total nonperforming assets at March 31, 2025. This represents an increase of $18.7 million, or 22.9%, from an unguaranteed exposure of $81.6 million at December 31, 2024.
See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.
As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 36.5% at March 31, 2025, compared to 26.7% at December 31, 2024. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at both March 31, 2025 and December 31, 2024 were 8.6% and 7.2%, respectively.

As of March 31, 2025, and December 31, 2024, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $1.14 billion and $1.04 billion, respectively. The following is a discussion of these loans and leases. Risk Grades 50 through 80 represent the spectrum of criticized and classified loans and leases. For a complete description of the risk grading system, see “Credit Quality Indicators” in Note 3 in the notes to consolidated financial statements in the Company’s 2024 Form 10-K. At March 31, 2025, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $570.7 million and total portfolio unguaranteed exposure risk was $567.4 million, or 7.9% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2024 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $518.7 million and total portfolio unguaranteed exposure risk was $523.3 million, or 7.8% of total held for investment unguaranteed exposure carried at historical cost.
As of March 31, 2025 and December 31, 2024, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases:

As of March 31, 2025		As of December 31, 2024
Vertical	% of Criticized and Classified Loans and Leases	Vertical	% of Criticized and Classified Loans and Leases
General Lending	13.4%	General Lending	15.1%
Senior Housing	10.0%	Bioenergy	11.1%
Bioenergy	9.6%	Senior Housing	9.9%
Healthcare	8.0%	Healthcare	6.9%
Self Storage	6.0%	Sponsor Finance	5.5%
Search Fund Lending	4.8%	Wine & Craft Beverage	5.3%
Wine & Craft Beverage	4.8%	Search Fund Lending	5.0%
Community Facilities	4.6%	Community Facilities	4.8%
Sponsor Finance	4.5%	Self Storage	4.6%
% of Total Criticized and Classified Loans	65.7%	% of Total Criticized and Classified Loans	68.2%

Of the above listed verticals, Senior Housing, Sponsor Finance, Bioenergy and Community Facilities are within the Company’s Commercial Banking division, the remainder of the above listed verticals are within the Small Business Banking division. The total $96.1 million increase in potential problem and classified loans and leases in the first three months of 2025 was comprised of $36.7 million in increased levels of Risk Grade 50 loans and leases, as discussed below and $59.4 million in classified loans. The overall increase in criticized and classified loans in the first quarter of 2025 was primarily driven by higher levels of small business borrowers affected by challenging economic conditions. The Company believes that its underwriting and credit quality standards have remained high and continues to consider changing economic conditions as well as the current interest rate environment.
Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is experiencing financial stress and how the event has impacted the ability of the customer to repay the loan or lease long term. At March 31, 2025, the Company had a total of $12.1 million in loans modified in the first quarter of 2025 to borrowers experiencing financial difficulty, excluding loans measured at fair value, $5.3 million of which remained current and $6.8 million of which are on principal payment deferral.

Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 50. At March 31, 2025, and December 31, 2024, Risk Grade 50 loans and leases, excluding loans measured at fair value, totaled $566.6 million and $529.9 million, respectively, for a three month increase of $36.7 million. Relative to total held for investment unguaranteed exposure carried at historical cost at December 31, 2024 and March 31, 2025, unguaranteed Risk Grade 50 loans and leases increased from $357.9 million, or 5.3%, to $389.7 million, or 5.4%, respectively.
The largest year-to-date changes in Risk Grade 50 loans and leases carried at historical cost were within the following verticals:

March 31, 2025 vs. December 31, 2024 Increase (Decrease)
Vertical	$	%
Healthcare	$19,641	53.5%
Agriculture	10,943	29.8
Senior Housing	10,876	29.6
Care Services	8,745	23.8
Funeral Home & Cemetery	8,426	23.0
Auto Care	7,206	19.6
Self Storage	6,679	18.2
Quick Service Restaurants	5,045	13.7
Search Fund Lending	(4,793)	(13.1)
Hotels	(5,051)	(13.8)
Commercial Real Estate Financing	(7,498)	(20.4)
Wine & Craft Beverage	(7,658)	(20.9)
General Lending	(22,504)	(61.3)
Total of largest changes in RG 50 loans and leases	$30,057	81.7%
The increase in Risk Grade 50 loans and leases, exclusive of loans measured at fair value, during the first three months of 2025 was principally confined to 13 verticals, as reflected above. Of the above listed verticals, Senior Housing, Hotels and Commercial Real Estate Financing are within the Company’s Commercial Banking division and the remainder of the above listed verticals are within the Small Business Banking division.
At March 31, 2025, approximately 98.8% of loans and leases classified as Risk Grade 50 are performing with no relationships having payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
Allowance for Credit Losses on Loans and Leases
The ACL of $167.5 million at December 31, 2024, increased by $22.7 million, or 13.5%, to $190.2 million at March 31, 2025. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.7% at December 31, 2024 and 1.8% at March 31, 2025, respectively. The increase in the ACL during the first three months of 2025 was primarily the result of loan growth amid a challenging macroeconomic environment. See also the above section captioned “Provision for Credit Losses” in “Results of Operations” for related information.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have increased by $19.0 million since December 31, 2024. Total loans and leases 90 or more days past due increased $60.6 million, or 23.7%, compared to December 31, 2024. This increase was comprised of a $27.1 million increase in unguaranteed exposure combined with a $33.5 million increase in the guaranteed portion of past due loans compared to December 31, 2024. Total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 1.3%, at March 31, 2025 and December 31, 2024, respectively. Total unguaranteed loans and leases past due were comprised of $86.9 million carried at historical cost, an increase of $9.4 million, and $10.4 million measured at fair value, an increase of $560 thousand, as of March 31, 2025 compared to December 31, 2024. Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $190.2 million at March 31, 2025 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not prove to be valid. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Unaudited Condensed Consolidated Financial Statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit, FHLB advances and the Federal Reserve Discount Window. A primary tool in the Company's liquidity management process is the utilization of an Outflow Coverage Ratio (“OCR”) model to stress outflows in various scenarios with targeted days of liquidity coverage. The OCR model output is then used by management to ensure adequate liquidity sources are available during those future periods. At March 31, 2025, the total amount of these four liquidity source items was $4.58 billion, or 33.7% of total assets, an increase of 1.3% of total assets from $4.20 billion, or 32.4% of total assets, at December 31, 2024.
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
At March 31, 2025, $611.3 million of the investment securities portfolio were pledged for unused borrowing capacity, leaving $701.4 million available to be pledged as collateral.
Contractual Obligations
The Company has entered into significant fixed and determinable contractual obligations for future payments. Other than normal changes in the ordinary course of the Company’s operations, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2024. See the section titled “Liquidity Management” in Part II, Item 7 of the Company’s 2024 Form 10-K for additional discussion of contractual obligations.
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

Asset/Liability Management and Interest Rate Sensitivity
One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure the repricing differences, or interest rate gaps, between interest-earning assets and interest-bearing liabilities, across various time periods. As of March 31, 2025, the balance sheet’s total cumulative gap position was 5.1%, meaning that over the entire life of the Company's assets and liabilities, more assets will reprice than liabilities. For further information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, or growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of instantaneous parallel interest rate shocks applied to a static balance sheet and non-parallel interest rate shocks applied to a dynamic balance sheet to measure interest rate risk. As of March 31, 2025, the Company’s interest rate risk profile under the instantaneous parallel interest rate shock scenarios applied to a static balance sheet is slightly asset-sensitive. For more information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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

Capital amounts and ratios as of March 31, 2025, and December 31, 2024, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - March 31, 2025
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,061,776	10.67%	$447,611	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,187,087	11.93	795,753	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	1,061,776	10.67	596,815	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	1,061,776	8.03	528,694	4.00	N/A	N/A
Bank - March 31, 2025
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,036,548	10.64%	$438,483	4.50%	$633,364	6.50%
Total Capital (to Risk-Weighted Assets)	1,159,355	11.90	779,526	8.00	974,407	10.00
Tier 1 Capital (to Risk-Weighted Assets)	1,036,548	10.64	584,644	6.00	779,526	8.00
Tier 1 Capital (to Average Assets)	1,036,548	7.90	525,119	4.00	656,398	5.00
Consolidated - December 31, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,049,420	11.04%	$427,941	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,169,061	12.29	760,784	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	1,049,420	11.04	570,588	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	1,049,420	8.21	511,293	4.00	N/A	N/A
Bank - December 31, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,020,820	10.96%	$418,992	4.50%	$605,210	6.50%
Total Capital (to Risk-Weighted Assets)	1,138,006	12.22	744,874	8.00	931,093	10.00
Tier 1 Capital (to Risk-Weighted Assets)	1,020,820	10.96	558,656	6.00	744,874	8.00
Tier 1 Capital (to Average Assets)	1,020,820	8.04	507,725	4.00	634,657	5.00

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
Accounting policies, including those for the Company's critical accounting policies, as described in detail in the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. The Company’s most critical accounting policy and estimate is listed below. This estimate requires the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.
•Allowance for credit losses
Changes in this estimate, that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, could have a material impact on the Company’s financial position, results of operations or liquidity.

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
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 5.1% as of March 31, 2025, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments. Cumulative gap is a useful measure to monitor balance sheet match-funding, yet economic value of equity and net interest income simulations, discussed below, are more useful in understanding potential impacts to earnings from a change in interest rates.
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The Company analyzes interest rate sensitivity position to manage the risk associated with interest rate movements through the use of two simulation models: economic value of equity (“EVE”) and net interest income (“NII”) simulations. The EVE simulation provides a long-term view of interest rate risk because it analyzes all of the Company’s future cash flows. EVE is defined as the present value of the Company’s assets, less the present value of its liabilities, adjusted for any off-balance sheet items. The results show a theoretical change in the economic value of shareholders’ equity as interest rates change. The NII simulation provides a short-term view of interest rate risk as it analyzes impact on net interest income over a 12-month and 24-month time horizon. NII simulations are prepared by calculating net interest income in a scenario where interest rates do not change (base case) and then recalculated in scenarios with higher and lower interest rates. The results of each variation are compared against the base case scenario to determine the potential change in earnings.
EVE and NII simulations are completed regularly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on equity and net interest income under a range of assumptions, and under instantaneous parallel interest rate shocks assuming a static balance sheet. The numerous assumptions used in the simulation process are provided to the Asset/Liability Committee on at least an annual basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.
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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending March 31, 2026 and 2027, and the Company’s EVE sensitivity at March 31, 2025 under instantaneous parallel interest rate shocks assuming a static balance sheet. The simulation uses projected repricing of assets and liabilities at March 31, 2025, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, deposit betas and lags and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the results shown below as it will include growth considerations and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending March 31, 2026	12 Months Ending March 31, 2027	As of March 31, 2025
+300	13.0%	8.0%	(8.3)%
+200	8.9	5.6	(5.1)
+100	4.5	2.8	(2.2)
-100	(4.2)	(2.6)	0.7
-200	(7.3)	(4.6)	0.2
-300	(9.3)	(6.1)	(0.6)
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2025, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2025, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The conclusion that disclosure controls and procedures were not effective was due to the presence of a material weakness in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as previously disclosed in Part II, Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). The Company did not have a restatement of current or prior periods as a result of this material weakness in internal control over financial reporting.
Description of Material Weakness and Management's Remediation Process
As previously reported in the 2024 10-K, management concluded that a material weakness in the Company’s internal control over financial reporting exists with respect to maintenance of effective control activities related to the loan review process. The ineffective controls impacted the Company’s ability to timely identify risk rating downgrades and the related impact to the allowance for credit losses (“ACL”) on loans and leases and related disclosures. More specifically, management concluded that this material weakness was primarily due to (1) insufficient oversight of the control environment as it relates to the loan review process by the Company’s Risk Committee of the Board of Directors, (2) inadequate training of employees relative to internal controls over financial reporting over the loan review process, and (3) lack of effective risk assessment process and monitoring activities responsive to both risks in the loan portfolio and the current economic environment, including the continued appropriateness of control design and level of documentation.
In response to the material weakness identified above, management has formulated and commenced the execution of a comprehensive plan for remediation which specifically addresses each of the below items:
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
As of the date of this report, the Company's remediation efforts are ongoing and the material weakness has not yet been remediated. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Other than the implementation of the measures outlined in the remediation plan for the material weakness described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of March 31, 2025, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of the following:
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
There have been, and may be in the future, changes with respect to U.S. and international trade policies, legislation, treaties and tariffs, embargoes, sanctions and other trade restrictions. In response to tariffs imposed by the U.S., foreign countries have implemented, or may implement, retaliatory tariffs on U.S. goods. Historically, tariffs have led to increased trade and political tensions. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. It may also cause the prices of our customers’ products and services to increase, which could reduce demand for such products and services, or reduce our customers’ margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. We lend primarily to small businesses in selected industries. Our small business borrowers have fewer financial resources than larger commercial entities, and as a result may be more susceptible than larger businesses to decreased economic activity caused by changes in trade policies and global trade patterns. Negative impacts on our small business borrowers could impair their ability to service their debt, which could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us, our small business borrowers, or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or changes that may be made to international trade agreements and policies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements - During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K).

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: May 7, 2025	By:	/s/ Walter J. Phifer
Walter J. Phifer
Chief Financial Officer