Form 10-Q
period 2025-06-30
Live Oak Bancshares, Inc.
filed 2025-08-05
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________.
Commission file number: 001-37497
LIVE OAK BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

North Carolina	26-4596286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1741 Tiburon Drive Wilmington, North Carolina	28403
(Address of principal executive offices)	(Zip Code)
(910) 790-5867

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, no par value per share	LOB	New York Stock Exchange LLC
Depositary Shares, Each Representing a 1/40th Interest in a Share of 8.375% Fixed Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value per share	LOB PR A	New York Stock Exchange LLC
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
As of August 4, 2025, there were 45,731,300 shares of the registrant’s voting common stock outstanding.

Live Oak Bancshares, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Live Oak Bancshares, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2025 (unaudited) and December 31, 2024
(Dollars in thousands)

	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$662,755	$608,800
Certificates of deposit with other banks	250	250
Investment securities available-for-sale	1,325,206	1,248,203
Loans held for sale	350,791	346,002
Loans and leases held for investment (includes $303,818 and $328,746 measured at fair value, respectively)	11,014,055	10,233,374
Allowance for credit losses on loans and leases	(182,231)	(167,516)
Net loans and leases	10,831,824	10,065,858
Premises and equipment, net	246,493	264,059
Foreclosed assets	6,318	1,944
Servicing assets (includes $60,085 and $55,788 measured at fair value, respectively)	60,359	56,144
Other assets	347,212	352,120
Total assets	$13,831,208	$12,943,380
Liabilities and shareholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$393,393	$318,890
Interest-bearing	12,201,397	11,441,604
Total deposits	12,594,790	11,760,494
Borrowings	107,659	112,820
Other liabilities	61,494	66,570
Total liabilities	12,763,943	11,939,884
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class A common stock, no par value, 100,000,000 shares authorized, 45,686,081 and 45,359,425 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	377,953	365,607
Class B common stock, no par value, 10,000,000 shares authorized, none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Retained earnings	746,450	715,767
Accumulated other comprehensive loss	(61,514)	(82,344)
Total shareholders' equity attributed to Live Oak Bancshares, Inc.	1,062,889	999,030
Non-controlling interest	4,376	4,466
Total shareholders’ equity	1,067,265	1,003,496
Total liabilities and shareholders’ equity	$13,831,208	$12,943,380
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three and six months ended June 30, 2025 and 2024 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income
Loans and fees on loans	$204,513	$181,840	$400,129	$357,850
Investment securities, taxable	11,648	9,219	22,737	18,173
Other interest earning assets	8,123	7,389	14,523	14,845
Total interest income	224,284	198,448	437,389	390,868
Interest expense
Deposits	113,380	105,358	224,268	207,356
Borrowings	1,683	1,770	3,368	2,081
Total interest expense	115,063	107,128	227,636	209,437
Net interest income	109,221	91,320	209,753	181,431
Provision for credit losses	23,252	11,765	52,216	28,129
Net interest income after provision for credit losses	85,969	79,555	157,537	153,302
Noninterest income
Loan servicing revenue	8,565	7,347	16,863	14,971
Loan servicing asset revaluation	(3,057)	(2,878)	(7,785)	(5,622)
Net gains on sales of loans	21,641	14,395	40,289	25,897
Net gain (loss) on loans accounted for under the fair value option	1,082	172	48	(47)
Equity method investments (loss) income	(2,716)	(1,767)	(4,955)	(6,789)
Equity security investments gains, net	1,004	161	1,024	(368)
Lease income	3,103	2,423	5,676	4,876
Management fee income	—	3,271	—	6,542
Other noninterest income	4,904	11,035	8,947	20,796
Total noninterest income	34,526	34,159	60,107	60,256
Noninterest expense
Salaries and employee benefits	49,137	46,255	97,145	93,530
Travel expense	2,576	2,328	5,371	4,766
Professional services expense	2,874	3,061	5,898	4,939
Advertising and marketing expense	4,420	3,004	8,085	6,696
Occupancy expense	2,369	2,388	5,106	4,635
Technology expense	10,066	7,996	19,317	15,719
Equipment expense	3,685	3,511	7,430	6,585
Other loan origination and maintenance expense	4,190	3,659	8,775	7,570
Renewable energy tax credit investment (recovery) impairment	270	170	270	(757)
FDIC insurance	3,545	2,649	7,096	5,849
Other expense	6,161	2,635	8,817	5,861
Total noninterest expense	89,293	77,656	173,310	155,393
Income before taxes	31,202	36,058	44,334	58,165
Income tax expense	7,815	9,095	11,279	3,616
Net income	23,387	26,963	33,055	54,549
Net loss attributable to non-controlling interest	41	—	90	—
Net income attributable to Live Oak Bancshares, Inc.	$23,428	$26,963	$33,145	$54,549
Basic earnings per share	$0.51	$0.60	$0.72	$1.22
Diluted earnings per share	$0.51	$0.59	$0.72	$1.20
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2025 and 2024 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$23,387	$26,963	$33,055	$54,549
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on investment securities available-for-sale during the period	8,137	964	27,408	(7,612)
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	—	—	—	—
Other comprehensive income (loss) before tax	8,137	964	27,408	(7,612)
Income tax (expense) benefit	(1,953)	(231)	(6,578)	1,827
Other comprehensive income (loss), net of tax	6,184	733	20,830	(5,785)
Total comprehensive income	29,571	27,696	53,885	48,764
Comprehensive loss attributable to non-controlling interest	41	—	90	—
Total comprehensive income attributable to Live Oak Bancshares, Inc.	$29,612	$27,696	$53,975	$48,764
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three and six months ended June 30, 2025 and 2024 (unaudited)
(Dollars in thousands)

	Three Months Ended
	Common stock			Retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interest	Total equity
	Shares		Amount
	Class A	Class B
Balance at March 31, 2025	45,589,633	—	$370,513	$724,215	$(67,698)	$4,417	$1,031,447
Net income	—	—	—	23,428	—	(41)	23,387
Other comprehensive income	—	—	—	—	6,184	—	6,184
Issuance of restricted stock	36,720	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(293)	—	—	—	(293)
Stock option exercises	59,728	—	788	—	—	—	788
Restricted stock compensation expense	—	—	6,945	—	—	—	6,945
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	176	—	—	176
Cash dividends ($0.03 per share)	—	—	—	(1,369)	—	—	(1,369)
Balance at June 30, 2025	45,686,081	—	$377,953	$746,450	$(61,514)	4,376	$1,067,265

Balance at March 31, 2024	44,938,673	—	$349,648	$669,307	$(91,237)	$—	$927,718
Net income	—	—	—	26,963	—	—	26,963
Other comprehensive income	—	—	—	—	733	—	733
Issuance of restricted stock	45,613	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(337)	—	—	—	(337)
Stock option exercises	19,570	—	277	—	—	—	277
Restricted stock compensation expense	—	—	6,793	—	—	—	6,793
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	252	—	—	252
Cash dividends ($0.03 per share)	—	—	—	(1,350)	—	—	(1,350)
Balance at June 30, 2024	45,003,856	—	$356,381	$695,172	$(90,504)	$—	$961,049

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)
For the three and six months ended June 30, 2025 and 2024 (unaudited)
(Dollars in thousands)

	Six Months Ended
	Common stock			Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest	Total equity
	Shares		Amount
	Class A	Class B
Balance at December 31, 2024	45,359,425	—	$365,607	$715,767	$(82,344)	$4,466	$1,003,496
Net income	—	—	—	33,145	—	(90)	33,055
Other comprehensive income	—	—	—	—	20,830	—	20,830
Issuance of restricted stock	180,504	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(3,471)	—	—	—	(3,471)
Employee stock purchase program	23,015	—	659	—	—	—	659
Stock option exercises	123,137	—	1,546	—	—	—	1,546
Restricted stock compensation expense	—	—	13,612	—	—	—	13,612
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	274	—	—	274
Cash dividends ($0.06 per share)	—	—	—	(2,736)	—	—	(2,736)
Balance at June 30, 2025	45,686,081	—	$377,953	$746,450	$(61,514)	$4,376	$1,067,265

Balance at December 31, 2023	44,617,673	—	$344,568	$642,817	$(84,719)	$—	$902,666
Net income	—	—	—	54,549	—	—	54,549
Other comprehensive loss	—	—	—	—	(5,785)	—	(5,785)
Issuance of restricted stock	169,283	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	(3,394)	—	—	—	(3,394)
Employee stock purchase program	18,485	—	702	—	—	—	702
Stock option exercises	198,415	—	1,406	—	—	—	1,406
Restricted stock compensation expense	—	—	13,099	—	—	—	13,099
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	501	—	—	501
Cash dividends ($0.06 per share)	—	—	—	(2,695)	—	—	(2,695)
Balance at June 30, 2024	45,003,856	—	$356,381	$695,172	$(90,504)	$—	$961,049
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2025 and 2024 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$33,055	$54,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,758	10,324
Provision for credit losses	52,216	28,129
Accretion of discount on securities, net	(230)	(497)
Deferred tax benefit	(843)	(278)
Originations of loans held for sale	(697,086)	(467,005)
Proceeds from sales of loans held for sale	924,481	577,817
Net gains on sale of loans held for sale	(40,289)	(25,897)
Net loss on impairment or sale of foreclosed assets	12	9
Net (gains) loss on loans accounted for under fair value option	(48)	47
Net change in servicing assets	(4,215)	(2,937)
Net gain on disposal of long-lived assets	—	(6,663)
Net loss on disposal of property and equipment	3,122	177
Equity method investments loss (income)	4,955	6,789
Equity security investments (gains) losses, net	(1,024)	368
Loss (gain) on equity warrant assets	419	(6,246)
Renewable energy tax credit investment impairment (recovery)	270	(757)
Restricted stock compensation expense	13,612	13,099
Stock based compensation excess tax (deficiency) benefit	(224)	988
Lease right-of-use assets and liabilities, net	7	195
Changes in assets and liabilities:
Other assets	15,288	(13,536)
Other liabilities	(4,090)	6,094
Net cash provided by operating activities	313,146	174,769
Cash flows from investing activities
Purchases of investment securities available-for-sale	(126,937)	(109,829)
Proceeds from maturities, calls, and principal paydowns of investment securities available-for-sale	77,572	77,679
Proceeds from sale of foreclosed assets	827	583
Purchases of loans previously sold	(45,257)	(35,928)
Loan and lease originations and principal collections, net	(984,384)	(577,457)
Proceeds from sale of long-lived asset	—	22,641
Purchases of equity security investments	(4,471)	(3,676)
Purchases of equity method investments	(3,060)	(1,872)
Proceeds from sale of equity security investments	359	957
Proceeds from sale of equity method investments	385	524
Proceeds from sale of premises and equipment	4,361	978
Purchases of premises and equipment, net	(3,719)	(38,882)
Net cash used by investing activities	(1,084,324)	(664,282)

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
For the six months ended June 30, 2025 and 2024 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities
Net increase in deposits	$834,296	$432,012
Proceeds from borrowings	84	99,462
Repayment of borrowings	(5,245)	(5,071)
Stock option exercises	1,546	1,406
Employee stock purchase program	659	702
Tax withholding related to vesting of restricted stock and other	(3,471)	(3,394)
Shareholder dividend distributions	(2,736)	(2,695)
Net cash provided by financing activities	825,133	522,422
Net increase in cash and cash equivalents	53,955	32,909
Cash and cash equivalents, beginning	608,800	582,540
Cash and cash equivalents, ending	$662,755	$615,449

Supplemental disclosures of cash flow information
Interest paid	$227,748	$209,811
Income tax paid, net	7,221	22,888

Supplemental disclosures of noncash investing and financing activities
Unrealized holding gains (losses) on investment securities available-for-sale, net of taxes	$20,830	$(5,785)
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	18,894	2,125
Net transfers between foreclosed assets and SBA receivable	33	—
Transfer from premises and equipment, net to other assets	—	18,540
Transfer of loans held for sale to loans and leases held for investment	408,925	108,048
Transfer of loans and leases held for investment to loans held for sale	610,907	178,482
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	274	501
Accrued premises and equipment additions	—	1,193
Equity method investment commitments	—	1,508
Equity security investment commitments	—	1,000
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
As of June 30, 2025, the Company’s wholly owned material subsidiaries are the Bank, Government Loan Solutions, Inc. (“GLS”), Live Oak Grove, LLC (“Grove”), and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining at the Company's Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors, LLC (“Canapi Advisors”) was a wholly owned subsidiary providing investment advisory services to a series of funds (the “Canapi Funds”) focused on providing venture capital to new and emerging financial technology companies. During the third quarter of 2024, the Canapi Funds were restructured and Canapi Advisors voluntarily withdrew as an investment advisor to the funds. Canapi Advisors was subsequently dissolved in the fourth quarter of 2024. During the fourth quarter of 2024, Live Oak Ventures consolidated its investment in Synply, Inc. (“Synply”) as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions. The non-controlling interest in Synply is disclosed according to the Company’s consolidation policy.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities Exchange Commission (“SEC”) on March 18, 2025 (SEC File No. 001-37497) (the “2024 Form 10-K”). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2024 Form 10-K. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2024 Form 10-K.
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
Use of Estimates
In preparing unaudited condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for credit losses is a material estimate that is particularly susceptible to significant change in the near term.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires enhanced income tax disclosures primarily related to the rate reconciliation and income taxes paid information to provide more transparency by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation table and (ii) income taxes paid, net of refunds, to be disaggregated by jurisdiction based on an established threshold. ASU 2023-09 is effective January 1, 2025 and impacts the Company’s annual income tax disclosure. Aside from complying with the new disclosure requirements, the Company does not believe this standard will have a material impact on its consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain expense captions into specified categories within the footnotes. The amendments in this standard will be effective for the Company on January 1, 2027. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements and related disclosures.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Legislative Developments
On July 4, 2025, H.R. 1, the U.S. fiscal-year 2025 budget reconciliation legislation, commonly known as the One Big Beautiful Bill Act (“OBBB”), was signed into law, implementing changes in tax and other provisions. The Company does not currently believe the impacts of the OBBB will be material to the consolidated financial statements and related disclosures.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per share:
Net income attributable to Live Oak Bancshares, Inc.	$23,428	$26,963	$33,145	$54,549
Weighted-average basic shares outstanding	45,634,741	44,974,942	45,556,842	44,868,625
Basic earnings per share	$0.51	$0.60	$0.72	$1.22
Diluted earnings per share:
Net income attributable to Live Oak Bancshares, Inc., for diluted earnings per share	$23,428	$26,963	$33,145	$54,549
Total weighted-average basic shares outstanding	45,634,741	44,974,942	45,556,842	44,868,625
Add effect of dilutive stock options and restricted stock grants	160,867	550,140	268,701	714,521
Total weighted-average diluted shares outstanding	45,795,608	45,525,082	45,825,543	45,583,146
Diluted earnings per share	$0.51	$0.59	$0.72	$1.20
Anti-dilutive stock options and restricted stock grants	2,177,255	945,063	1,838,191	702,331
Note 4. Investments
Available-for-Sale
The carrying amount of investments and their approximate fair values are reflected in the following table:

June 30, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$13,919	$77	$38	$13,958
Mortgage-backed securities	1,389,062	3,498	84,387	1,308,173
Municipal bonds	3,164	—	89	3,075
Total	$1,406,145	$3,575	$84,514	$1,325,206

December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$18,196	$—	$299	$17,897
Mortgage-backed securities	1,335,177	1,083	108,927	1,227,333
Municipal bonds	3,176	—	203	2,973
Total	$1,356,549	$1,083	$109,429	$1,248,203

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
During the three months ended June 30, 2025, four securities totaling $11.3 million were settled and one security totaling $4.0 million matured. During the six months ended June 30, 2025, seven securities totaling $16.9 million were settled and one security totaling $4.0 million matured. During the three months ended June 30, 2024, one security totaling $155 thousand was settled and one security totaling $3.0 million matured. During the six months ended June 30, 2024, two securities totaling $14.8 million were settled, one security totaling $2.5 million was called and one security totaling $3.0 million matured.
Accrued interest receivable on available-for-sale securities totaled $4.7 million and $4.2 million at June 30, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$5,939	$38	$5,939	$38
Mortgage-backed securities	200,410	1,883	817,241	82,504	1,017,651	84,387
Municipal bonds	2,992	76	83	13	3,075	89
Total	$203,402	$1,959	$823,263	$82,555	$1,026,665	$84,514

	Less Than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$8,036	$189	$9,861	$110	$17,897	$299
Mortgage-backed securities	265,934	4,173	859,819	104,754	1,125,753	108,927
Municipal bonds	—	—	2,973	203	2,973	203
Total	$273,970	$4,362	$872,653	$105,067	$1,146,623	$109,429
At June 30, 2025, there were 395 mortgage-backed securities, two U.S. government agencies and one municipal bond in unrealized loss positions for greater than 12 months. There were 35 mortgage-backed securities and two municipal bonds in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2024 were comprised of 404 mortgage-backed securities, three U.S. government agencies and two municipal bonds in unrealized loss positions for greater than 12 months. There were 59 mortgage-backed securities and two U.S. government agencies in unrealized loss positions for less than 12 months.
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
All mortgage-backed securities in the Company’s portfolio at June 30, 2025 and December 31, 2024 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following is a summary of investment securities by maturity:

	June 30, 2025
	Available-for-Sale
	Amortized Cost	Fair Value
U.S. government agencies
Within one year	$3,000	$2,996
One to five years	4,002	3,972
Five to ten years	6,917	6,990
Total	13,919	13,958
Mortgage-backed securities
Within one year	30,056	29,788
One to five years	216,354	210,828
Five to ten years	202,521	186,080
After 10 years	940,131	881,477
Total	1,389,062	1,308,173
Municipal bonds
Five to ten years	3,068	2,992
After 10 years	96	83
Total	3,164	3,075
Total	$1,406,145	$1,325,206
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may prepay sooner than scheduled.
At June 30, 2025, investment securities with a fair value of $597.0 million and amortized cost of $654.2 million were pledged to support unused borrowing capacity. At December 31, 2024, investment securities with a fair value of $621.4 million and amortized cost of $695.1 million were pledged to support unused borrowing capacity.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Method Accounting
The carrying amount and ownership percentage of each equity method investment at June 30, 2025 and December 31, 2024 is reflected in the following table:

	June 30, 2025		December 31, 2024
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.	$49,673	40.4%	$53,108	40.4%
Canapi Ventures SBIC Fund, LP (1) (5)	11,421	2.9	11,504	2.9
Canapi Ventures Fund, LP (2) (5)	1,391	1.5	1,438	1.5
Canapi Ventures Fund II, LP (3) (5)	2,858	1.6	2,193	1.6
Canapi Ventures SBIC Fund II, LP (4) (5)	1,596	2.9	1,238	2.9
Affordable housing (6)	14,032	Various	14,724	Various
Solar tax credit investments (7)	4,340	99.0	5,309	99.0
Other (8)	943	Various	1,489	Various
Total	$86,254		$91,003

(1)	Investment unfunded commitments of $4.8 million and $5.0 million as of June 30, 2025 and December 31, 2024, respectively.
(2)	Investment unfunded commitments of $472 thousand and $492 thousand as of June 30, 2025 and December 31, 2024, respectively.
(3)	Investment unfunded commitments of $4.5 million and $5.2 million as of June 30, 2025 and December 31, 2024, respectively.
(4)	Investment unfunded commitments of $6.1 million and $6.5 million as of June 30, 2025 and December 31, 2024, respectively.
(5)	Investee is accounted for under equity method due to the Company's potential influence with investment advisor.
(6)
Affordable Housing includes low income housing tax credit (“LIHTC”) in Estrella Landing Apartments LLC (“Estrella Landing”), in which the Company holds a 99.9% limited member interest. Also included are Cape Fear Collective Impact Opportunity 1 LLC (“Cape Fear Collective 1”) and Cape Fear Collective Impact Opportunity 2 LLC (“Cape Fear Collective 2”) which the Company holds 91.0% and 32.3% of limited member interests, respectively. As of December 31, 2024, the Company had an unfunded commitment of $1.7 million in Estrella Landing. There was no unfunded commitment as of June 30, 2025.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Security Accounting
The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis as of June 30, 2025 and as of and for the six months ended June 30, 2025 and 2024 is reflected in the following table:

		As of and for the six month period ended
	Cumulative Adjustments	June 30, 2025	June 30, 2024
Carrying value (1)		$84,864	$80,467
Carrying value adjustments:
Impairment	$—	—	—
Upward changes for observable prices (2)	52,029	1,128	56
Downward changes for observable prices	(2,342)	(173)	(369)
Net upward (downward) change	$49,687	$955	$(313)

(1)	Investment unfunded commitments of $5.3 million and $2.7 million as of June 30, 2025, and June 30, 2024, respectively.
(2)	Cumulative adjustments excludes $13.9 million in realized gains for sale of an investment in the second quarter of 2021.
For the three and six months ended June 30, 2025, the Company recognized unrealized gains on all equity securities held at the reporting date of $959 thousand and $966 thousand, respectively. For the three and six months ended June 30, 2024, the Company recognized unrealized gains (losses) on all equity securities held at the reporting date of $31 thousand and $(269) thousand, respectively.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a summary of the VIEs that the Company has not consolidated as of June 30, 2025 and December 31, 2024:

June 30, 2025	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$4,340	$27,781	$—	Other assets (1)
Affordable housing	14,032	14,973	—	Other assets (2)
Canapi Funds	17,699	33,504	—	Other assets (3)
Non-marketable and other equity investments	5,175	10,505	—	Other assets (4)

December 31, 2024	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$5,309	$38,107	$—	Other assets (5)
Affordable housing	12,940	15,463	—	Other assets (6)
Canapi Funds	17,104	34,269	—	Other assets (7)
Non-marketable and other equity investments	5,290	9,591	—	Other assets (8)

(1)	Maximum exposure to loss includes $4.3 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $23.4 million.
(2)	Maximum exposure to loss includes $14.0 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $941 thousand.
(3)	Maximum exposure to loss includes $17.7 million of current investments and $15.8 million in unfunded commitments.
(4)	Maximum exposure to loss includes $5.2 million of current investments and $5.3 million in unfunded commitments.
(5)	Maximum exposure to loss includes $5.3 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $32.8 million.
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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
June 30, 2025
Commercial & Industrial
Small Business Banking	$2,309,146	$19,426	$126,150	$145,576	$2,454,722	$106,175	$2,560,897
Commercial Banking	2,509,638	6,083	29,862	35,945	2,545,583	48,183	2,593,766
Paycheck Protection Program	1,361	—	—	—	1,361	—	1,361
Total	4,820,145	25,509	156,012	181,521	5,001,666	154,358	5,156,024
Construction & Development
Small Business Banking	634,863	—	1,816	1,816	636,679	—	636,679
Commercial Banking	91,326	—	—	—	91,326	—	91,326
Total	726,189	—	1,816	1,816	728,005	—	728,005
Commercial Real Estate
Small Business Banking	2,971,064	16,746	68,216	84,962	3,056,026	105,564	3,161,590
Commercial Banking	1,273,548	12,794	10,123	22,917	1,296,465	18,885	1,315,350
Total	4,244,612	29,540	78,339	107,879	4,352,491	124,449	4,476,940
Commercial Land
Small Business Banking	657,361	—	4,383	4,383	661,744	25,011	686,755
Total	657,361	—	4,383	4,383	661,744	25,011	686,755
Total	$10,448,307	$55,049	$240,550	$295,599	$10,743,906	$303,818	$11,047,724
Retained Loan Discount and Net Deferred Costs							$(33,669)
Loans and Leases, Net							$11,014,055

Guaranteed Balance	$3,031,369	$38,629	$208,426	$247,055	$3,278,424	$77,852	$3,356,276
% Guaranteed	29.0%	70.2%	86.6%	83.6%	30.5%	25.6%	30.4%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
December 31, 2024
Commercial & Industrial
Small Business Banking	$2,182,596	$37,966	$104,362	$142,328	$2,324,924	$119,378	$2,444,302
Commercial Banking	2,418,078	15,282	23,999	39,281	2,457,359	49,767	2,507,126
Paycheck Protection Program	2,361	—	—	—	2,361	—	2,361
Total	4,603,035	53,248	128,361	181,609	4,784,644	169,145	4,953,789
Construction & Development
Small Business Banking	514,997	1,488	2,468	3,956	518,953	—	518,953
Commercial Banking	85,456	—	—	—	85,456	—	85,456
Total	600,453	1,488	2,468	3,956	604,409	—	604,409
Commercial Real Estate
Small Business Banking	2,773,306	42,058	57,896	99,954	2,873,260	107,751	2,981,011
Commercial Banking	1,040,065	5,000	10,778	15,778	1,055,843	19,025	1,074,868
Total	3,813,371	47,058	68,674	115,732	3,929,103	126,776	4,055,879
Commercial Land
Small Business Banking	610,920	2,209	3,324	5,533	616,453	32,825	649,278
Total	610,920	2,209	3,324	5,533	616,453	32,825	649,278
Total	$9,627,779	$104,003	$202,827	$306,830	$9,934,609	$328,746	$10,263,355
Retained Loan Discount and Net Deferred Costs							$(29,981)
Loans and Leases, Net							$10,233,374

Guaranteed Balance	$2,933,636	$58,235	$171,123	$229,358	$3,162,994	$77,514	$3,240,508
% Guaranteed	30.5%	56.0%	84.4%	74.8%	31.8%	23.6%	31.6%

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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
June 30, 2025
Small Business Banking
Pass	$679,930	$1,264,667	$1,040,770	$1,142,671	$922,291	$856,350	$151,028	$37,500	$6,095,207
Special Mention	2,890	21,807	72,357	91,921	48,915	93,835	21,947	1,266	354,938
Substandard	12,427	21,075	42,094	102,667	73,602	96,674	8,285	2,202	359,026
Total	695,247	1,307,549	1,155,221	1,337,259	1,044,808	1,046,859	181,260	40,968	6,809,171
Commercial Banking
Pass	611,019	965,368	630,645	327,064	178,249	136,858	501,564	156,729	3,507,496
Special Mention	2,000	28,632	24,971	73,827	49,262	40,499	10,575	5,074	234,840
Substandard	9,000	—	—	31,954	109,276	27,884	402	12,522	191,038
Total	622,019	994,000	655,616	432,845	336,787	205,241	512,541	174,325	3,933,374
Paycheck Protection Program
Pass	—	—	—	—	1,042	319	—	—	1,361
Total	—	—	—	—	1,042	319	—	—	1,361
Total	$1,317,266	$2,301,549	$1,810,837	$1,770,104	$1,382,637	$1,252,419	$693,801	$215,293	$10,743,906

Year-To-Date Gross Charge-offs
Small Business Banking	$—	$3,442	$6,465	$6,597	$2,616	$3,839	$3,174	$50	$26,183
Commercial Banking	—	—	—	2,249	9,759	—	—	1,679	13,687
Total	$—	$3,442	$6,465	$8,846	$12,375	$3,839	$3,174	$1,729	$39,870

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
December 31, 2024
Small Business Banking
Pass	$1,112,351	$1,084,996	$1,323,982	$1,001,021	$528,008	$482,192	$124,370	$33,359	$5,690,279
Special Mention	7,041	46,047	77,638	61,906	31,575	83,693	22,729	2,790	333,419
Substandard	13,805	28,573	84,067	74,990	40,266	59,874	7,922	395	309,892
Total	1,133,197	1,159,616	1,485,687	1,137,917	599,849	625,759	155,021	36,544	6,333,590
Commercial Banking
Pass	1,169,167	752,078	398,333	207,755	51,552	81,166	423,334	116,594	3,199,979
Special Mention	—	16,483	88,464	36,165	24,018	17,569	9,555	4,245	196,499
Substandard	—	—	31,461	136,818	27,905	—	2,902	3,094	202,180
Total	1,169,167	768,561	518,258	380,738	103,475	98,735	435,791	123,933	3,598,658
Paycheck Protection Program
Pass	—	—	—	1,461	900	—	—	—	2,361
Total	—	—	—	1,461	900	—	—	—	2,361
Total	$2,302,364	$1,928,177	$2,003,945	$1,520,116	$704,224	$724,494	$590,812	$160,477	$9,934,609

Year-To-Date Gross Charge-offs
Small Business Banking	$652	$4,198	$18,630	$4,954	$3,462	$3,481	$3,555	$170	$39,102
Commercial Banking	—	17	5,176	1,493	756	—	1,535	—	8,977
Total	$652	$4,215	$23,806	$6,447	$4,218	$3,481	$5,090	$170	$48,079

(1)	Excludes $303.8 million and $328.7 million of loans accounted for under the fair value option as of June 30, 2025 and December 31, 2024, respectively.
The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

June 30, 2025	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$9,604,064	$2,699,594	$6,904,470	28.1%
Special Mention	589,778	176,523	413,255	29.9
Substandard	550,064	402,307	147,757	73.1
Total	$10,743,906	$3,278,424	$7,465,482	30.5%

December 31, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$8,892,619	$2,644,310	$6,248,309	29.7%
Special Mention	529,918	172,015	357,903	32.5
Substandard	512,072	346,669	165,403	67.7
Total	$9,934,609	$3,162,994	$6,771,615	31.8%

(1)	Excludes $303.8 million and $328.7 million of loans accounted for under the fair value option as of June 30, 2025 and December 31, 2024, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans and Leases
As of June 30, 2025 and December 31, 2024 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three and six months ended June 30, 2025 and 2024. Accrued interest receivable on loans totaled $79.8 million and $80.7 million at June 30, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Nonaccrual loans and leases held for investment as of June 30, 2025 and December 31, 2024 are as follows:

June 30, 2025	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No Allowance for Credit Losses (“ACL”)
Commercial & Industrial
Small Business Banking	$154,211	$140,178	$14,033	$5,987
Commercial Banking	126,378	112,832	13,546	13,546
Total	280,589	253,010	27,579	19,533
Construction & Development
Small Business Banking	1,816	1,745	71	—
Total	1,816	1,745	71	—
Commercial Real Estate
Small Business Banking	82,133	61,308	20,825	11,940
Commercial Banking	23,437	13,242	10,195	9,232
Total	105,570	74,550	31,020	21,172
Commercial Land
Small Business Banking	8,357	7,472	885	162
Total	8,357	7,472	885	162
Total	$396,332	$336,777	$59,555	$40,867

December 31, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$141,674	$116,596	$25,078	$5,219
Commercial Banking	39,282	26,300	12,982	3,816
Total	180,956	142,896	38,060	9,035
Construction & Development
Small Business Banking	3,955	3,379	576	372
Total	3,955	3,379	576	372
Commercial Real Estate
Small Business Banking	81,847	55,290	26,557	17,736
Commercial Banking	26,888	13,981	12,907	11,907
Total	108,735	69,271	39,464	29,643
Commercial Land
Small Business Banking	10,651	7,339	3,312	173
Total	10,651	7,339	3,312	173
Total	$304,297	$222,885	$81,412	$39,223

(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
When a loan or lease is placed on nonaccrual status, any accrued interest is reversed from loan interest income. The following table summarizes the amount of accrued interest reversed during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025 (1)	2024 (1)	2025 (1)	2024 (1)
Commercial & Industrial	$597	$364	$1,041	$974
Commercial Real Estate	284	219	774	338
Commercial Land	52	52	52	52
Construction & Development	—	—	—	30
Total	$933	$635	$1,867	$1,394

(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.
The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of June 30, 2025 and December 31, 2024:

	Total Collateral-Dependent Loans		Unguaranteed Portion
June 30, 2025	Real Estate	Business Assets	Real Estate	Business Assets	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$15,540	$3,658	$5,040	$145	$32
Commercial Banking	2,869	91,635	74	10,854	—
Total	18,409	95,293	5,114	10,999	32
Commercial Real Estate
Small Business Banking	48,859	—	12,604	—	186
Total	48,859	—	12,604	—	186
Commercial Land
Small Business Banking	1,608	—	168	—	—
Total	1,608	—	168	—	—
Total	$68,876	$95,293	$17,886	$10,999	$218

	Total Collateral-Dependent Loans		Unguaranteed Portion
December 31, 2024	Real Estate	Business Assets	Real Estate	Business Assets	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$6,693	$36,500	$2,738	$12,061	$8,299
Commercial Banking	101,001	26,788	13,704	11,350	4,374
Total	107,694	63,288	16,442	23,411	12,673
Commercial Real Estate
Small Business Banking	53,306	6,327	22,239	1,061	890
Total	53,306	6,327	22,239	1,061	890
Commercial Land
Small Business Banking	6,295	—	2,713	—	974
Total	6,295	—	2,713	—	974
Total	$167,295	$69,615	$41,394	$24,472	$14,537

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Allowance for Credit Losses - Loans and Leases
See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2024 Form 10-K for a description of the methodologies used to estimate the ACL.
The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
June 30, 2025
Beginning Balance	$149,916	$5,712	$30,295	$4,261	$190,184
Charge offs	(30,853)	—	(1,916)	(178)	(32,947)
Recoveries	731	—	771	—	1,502
Provision (Recovery)	19,166	324	5,098	(1,096)	23,492
Ending Balance	$138,960	$6,036	$34,248	$2,987	$182,231
June 30, 2024
Beginning Balance	$98,552	$4,292	$31,369	$4,828	$139,041
Charge offs	(8,415)	(35)	(105)	(8)	(8,563)
Recoveries	57	—	253	—	310
Provision (Recovery)	17,972	(563)	(7,977)	(2,353)	7,079
Ending Balance	$108,166	$3,694	$23,540	$2,467	$137,867

Six Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
June 30, 2025
Beginning Balance	$129,007	$4,943	$29,501	$4,065	$167,516
Charge offs	(36,840)	—	(2,852)	(178)	(39,870)
Recoveries	771	—	862	18	1,651
Provision (Recovery)	46,022	1,093	6,737	(918)	52,934
Ending Balance	$138,960	$6,036	$34,248	$2,987	$182,231
June 30, 2024
Beginning Balance	$87,581	$4,717	$28,864	$4,678	$125,840
Charge offs	(11,744)	(338)	(105)	(8)	(12,195)
Recoveries	512	—	267	—	779
Provision (Recovery)	31,817	(685)	(5,486)	(2,203)	23,443
Ending Balance	$108,166	$3,694	$23,540	$2,467	$137,867
During the three months ended June 30, 2025, the ACL decreased primarily as a result of moderating credit trends and net charge-offs of individually evaluated loans with specific reserves recorded in prior periods. During the six months ended June 30, 2025, the ACL increased as a result of growth in the loan and lease portfolio, the impact of the macroeconomic environment on our small business and commercial borrowers, and changes in the macroeconomic outlook. Loss rates are adjusted for twelve month forecasted unemployment followed by a twelve-month straight-line reversion period.
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
The following tables summarize the amortized cost basis of loans that were modified during the three and six months ended June 30, 2025 and June 30, 2024, respectively:

Three Months Ended June 30, 2025	Other-Than-Insignificant Payment Delay	Term Extension	Combination - Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Small Business Banking	$—	$10,893	$9,820	0.16%
Commercial Banking	5,527	—	—	0.21
Total	$5,527	$10,893	$9,820	0.37%

Six Months Ended June 30, 2025	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension, Other-Than-Insignificant Payment Delay & Interest Rate Reduction	Combination - Term Extension & Other-Than-Insignificant Payment Delay	Combination - Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Small Business Banking	$—	$14,448	$9,862	$3,020	$3,009	$10,010	0.45%
Commercial Banking	5,527	—	—	—	—	—	0.21
Total	$5,527	$14,448	$9,862	$3,020	$3,009	$10,010	0.66%

Three Months Ended June 30, 2024	Other-Than-Insignificant Payment Delay	% of Total Class of Financing Receivable
Small Business Banking	$6,459	0.11%
Commercial Banking	2,333	0.12
Total	$8,792	0.23%

Six Months Ended June 30, 2024	Other-Than-Insignificant Payment Delay	% of Total Class of Financing Receivable
Small Business Banking	$6,459	0.11%
Commercial Banking	2,333	0.12
Total	$8,792	0.23%

As of June 30, 2025, the Company had commitments to lend additional funds to these borrowers totaling $28 thousand. As of December 31, 2024, the Company had commitments to lend additional funds to these borrowers totaling $6.3 million.

The following table presents an aging analysis of loans that were modified within the twelve months ended June 30, 2025 and June 30, 2024, respectively:

June 30, 2025	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$40,120	$—	$2,243	$2,243
Commercial Banking	22,824	—	—	—
Total	$62,944	$—	$2,243	$2,243

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$21,518	$—	$—	$—
Commercial Banking	2,333	—	—	—
Total	$23,851	$—	$—	$—
The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended June 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	2.48%	54

	Six Months Ended June 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	4.32%	51

There were no financial impacts related to the loan modifications related to the loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024.
Additionally, there were no loans that were modified within the twelve months ended June 30, 2025 and June 30, 2024 that subsequently defaulted during the periods presented.

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

	June 30, 2025	December 31, 2024
Gross direct finance lease payments receivable	$474	$961
Less – unearned interest	(10)	(39)
Net investment in direct financing leases	$464	$922

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Future minimum lease payments to be received under finance leases are as follows:

As of June 30, 2025	Amount
2025	$378
2026	96
Total	$474
Interest income of $12 thousand and $48 thousand was recognized in the three months ended June 30, 2025 and 2024, respectively. Interest income of $29 thousand and $66 thousand was recognized in the six months ended June 30, 2025 and 2024, respectively.
Operating Leases
The term of each operating lease is generally 10 to 15 years. The Company retains ownership of the equipment and associated tax benefits such as investment tax credits and accelerated depreciation. At the end of the lease term, the lessee has the option to renew the lease for two additional terms or purchase the equipment at the then-current fair value.
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
As of June 30, 2025 and December 31, 2024, the Company had a net investment of $81.2 million and $93.4 million, respectively, in assets included in premises and equipment, net that are subject to operating leases. Of the net investment, the gross balance of the assets was $142.4 million and $159.7 million as of June 30, 2025 and December 31, 2024, respectively. Accumulated depreciation was $61.2 million and $66.2 million as of June 30, 2025 and December 31, 2024, respectively. Depreciation expense recognized on these assets was $2.5 million and $2.4 million for the three months ended June 30, 2025 and 2024. Depreciation expense recognized on these assets was $5.1 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively.
Lease income of $3.0 million and $2.3 million was recognized in the three months ended June 30, 2025 and 2024, respectively. Lease income of $5.5 million and $4.7 million was recognized in the six months ended June 30, 2025 and 2024, respectively.
A maturity analysis of future minimum lease payments to be received under non-cancelable operating leases is as follows:

As of June 30, 2025	Amount
2025	$3,653
2026	8,721
2027	8,483
2028	3,836
2029	2,399
Thereafter	7,309
Total	$34,401

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 7. Servicing Assets
Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balance of loans serviced for others requiring recognition of a servicing asset was $3.76 billion and $3.46 billion at June 30, 2025 and December 31, 2024, respectively. The unpaid principal balance for all loans serviced for others was $5.32 billion and $4.72 billion at June 30, 2025 and December 31, 2024, respectively.
The following table summarizes the activity pertaining to servicing rights measured at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$56,684	$48,962	$55,788	$48,186
Additions, net	6,458	5,218	12,082	8,739
Fair value changes:
Due to changes in valuation inputs or assumptions	(125)	701	(1,220)	922
Decay due to increases in principal paydowns or runoff	(2,932)	(3,578)	(6,565)	(6,544)
Balance at end of period	$60,085	$51,303	$60,085	$51,303
See Note 9. Fair Value of Financial Instruments for further details about servicing assets measured at fair value.
The fair value of servicing rights was determined using a weighted average discount rate of 13.5% on June 30, 2025 and 14.5% on June 30, 2024. The fair value of servicing rights was determined using a weighted average prepayment speed of 16.0% on June 30, 2025 and 15.7% on June 30, 2024, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.
The table below reflects the sensitivity of the current fair value of servicing assets to immediate adverse changes in the above key assumptions with all other assumptions remaining static:

	As of June. 30, 2025	As of December. 31, 2024
Fair value of servicing rights	$60,085	$55,788
	Incremental Increase (Decrease) in Value	Incremental Increase (Decrease) in Value
Prepayment Speed
20% increase	($3,472)	($3,459)
10% increase	(1,688)	(1,785)
Discount Rate
200 basis point increase	(2,513)	(2,603)
100 basis point increase	(1,179)	(1,331)
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

As of June 30, 2025 and December 31, 2024, the Company had servicing assets related to conventional commercial loans carried at amortized cost of $274 thousand and $356 thousand, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Borrowings
Total outstanding borrowings consisted of the following:

	June 30, 2025	December 31, 2024
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$7,973	$13,184
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
	99,575	99,505
Other long term debt(1)	111	131
Total borrowings	$107,659	$112,820
(1) Includes finance leases.
As of June 30, 2025 and December 31, 2024, the Company’s unused borrowing capacity was $3.78 billion and $3.55 billion, respectively, based upon securities and loans identified as available for collateral. Unused borrowing capacity consists of access through the Federal Reserve Bank's discount window, available lines of credit with the Federal Home Loan Bank and other correspondent banks, and access to a repurchase agreement. If additional collateral is available, the Company's aggregate borrowing capacity with all of the above sources is $6.48 billion and $6.10 billion as of June 30, 2025 and December 31, 2024, respectively.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Recurring Fair Value
The table below provides a rollforward of the Level 3 equity warrant asset fair values:

	Three Months Ended June 30,		Six Months Ended June 30,
Equity Warrant Assets	2025	2024	2025	2024
Balance at beginning of period	$7,035	$8,700	$7,162	$2,874
New equity warrant assets	50	123	267	493
Changes in fair value, net	(115)	585	(419)	6,246
Settlements	(225)	(2,001)	(265)	(2,206)
Balance at end of period	$6,745	$7,407	$6,745	$7,407
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2025	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$13,958	$—	$13,958	$—
Mortgage-backed securities	1,308,173	—	1,308,173	—
Municipal bonds (1)	3,075	—	2,992	83
Loans held for investment	303,818	—	—	303,818
Servicing assets (2)	60,085	—	—	60,085
Mutual fund (3)	345	—	345	—
Equity warrant assets	6,745	—	—	6,745
Total assets at fair value	$1,696,199	$—	$1,325,468	$370,731

December 31, 2024	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$17,897	$—	$17,897	$—
Mortgage-backed securities	1,227,333	—	1,227,333	—
Municipal bonds (1)	2,973	—	2,890	83
Loans held for investment	328,746	—	—	328,746
Servicing assets (2)	55,788	—	—	55,788
Mutual fund (3)	458	—	458	—
Equity warrant assets	7,162	—	—	7,162
Total assets at fair value	$1,640,357	$—	$1,248,578	$391,779

(1)	During the three and six months ended June 30, 2025 and June 30, 2024 there were no level 3 fair value adjustment gains or losses.
(2)	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets.
(3)	Included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
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
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at June 30, 2025 or December 31, 2024. The unpaid principal balance of unguaranteed exposure for nonaccruals was $9.9 million and $10.0 million at June 30, 2025 and December 31, 2024, respectively.
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at June 30, 2025 and December 31, 2024.

	June 30, 2025
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$303,818	$315,724	$(11,907)	$69,326	$70,799	$(1,473)	$59,768	$61,140	$(1,372)
	$303,818	$315,724	$(11,907)	$69,326	$70,799	$(1,473)	$59,768	$61,140	$(1,372)

	December 31, 2024
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$328,746	$342,150	$(13,404)	$63,386	$64,784	$(1,398)	$51,272	$52,528	$(1,256)
	$328,746	$342,150	$(13,404)	$63,386	$64,784	$(1,398)	$51,272	$52,528	$(1,256)
The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended June 30,		Six Months Ended June 30,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2025	2024	2025	2024
Loans held for investment	$1,082	$172	$48	$(47)
	$1,082	$172	$48	$(47)

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the activity pertaining to loans accounted for under the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
Loans held for investment	2025	2024	2025	2024
Balance at beginning of period	$316,807	$379,222	$328,746	$388,036
Repurchases	3,057	4,247	9,309	12,812
Fair value changes	1,082	172	48	(47)
Settlements	(17,128)	(20,624)	(34,285)	(37,784)
Balance at end of period	$303,818	$363,017	$303,818	$363,017
Non-Recurring Fair Value
The tables below present the recorded amount of assets measured at fair value on a non-recurring basis. The Company has no liabilities recorded at fair value on a non-recurring basis.

June 30, 2025	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$14,750	$—	$—	$14,750
Foreclosed assets	4,210	—	—	4,210
Total assets at fair value	$18,960	$—	$—	$18,960

December 31, 2024	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$17,085	$—	$—	$17,085
Foreclosed assets	1,944	—	—	1,944
Total assets at fair value	$19,029	$—	$—	$19,029
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets that are measured at fair value on a non-recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2024 Form 10-K.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Level 3 Analysis
For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2025
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$83	Discounted expected cash flows	Discount rate	7.2%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$303,818	Discounted expected cash flows	Loss rate	0.0% - 4.7%	1.0%
			Discount rate	7.0% - 18.0%	9.0%
			Prepayment speed	15.1% - 30.2%	16.9%
Servicing assets	$60,085	Discounted expected cash flows	Discount rate	13.5%	13.5%
			Prepayment speed	11.9% - 18.7%	16.0%
Equity warrant assets	$6,745	Black-Scholes option pricing model	Volatility	13.1% - 90.0%	33.3%
			Risk-free interest rate	3.8% - 4.3%	4.2%
			Marketability discount	20.0% - 52.0%	21.0%
			Remaining life	2.4 - 11.2 years	7.7 years
Non-recurring fair value
Collateral-dependent loans	$14,750	Discounted appraisals	Appraisal adjustments (2)	11.3% - 76.7%	36.1%
Foreclosed assets	$4,210	Discounted appraisals	Appraisal adjustments (2)	10.0%	10.0%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2024
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$83	Discounted expected cash flows	Discount rate	7.2%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$328,746	Discounted expected cash flows	Loss rate	0.0% - 6.3%	1.1%
			Discount rate	7.0% - 18.0%	9.2%
			Prepayment speed	14.3% - 30.1%	16.3%
Servicing assets	$55,788	Discounted expected cash flows	Discount rate	13.5%	13.5%
			Prepayment speed	11.9% - 18.3%	15.6%
Equity warrant assets	$7,162	Black-Scholes option pricing model	Volatility	13.1% - 90.0%	32.1%
			Risk-free interest rate	4.5% - 4.6%	4.5%
			Marketability discount	10.0% - 25.0%	13.8%
			Remaining life	2.9 - 12 years	4.5 years
Non-recurring fair value
Collateral-dependent loans	$17,085	Discounted appraisals	Appraisal adjustments (2)	0.0% - 95.8%	45.4%
Foreclosed assets	$1,944	Discounted appraisals	Appraisal adjustments (2)	10.0%	10.0%

(1)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to the instruments fair value.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

June 30, 2025	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$662,755	$662,755	$—	$—	$662,755
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	350,791	—	—	365,540	365,540
Loans and leases held for investment, net of allowance for credit losses on loans and leases	10,528,006	—	—	10,473,868	10,473,868
Financial liabilities
Deposits	12,594,790	—	12,064,625	—	12,064,625
Borrowings	107,659	—	—	116,417	116,417

December 31, 2024	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$608,800	$608,800	$—	$—	$608,800
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	346,002	—	—	367,993	367,993
Loans and leases held for investment, net of allowance for credit losses on loans and leases	9,737,112	—	—	9,556,981	9,556,981
Financial liabilities
Deposits	11,760,494	—	11,317,639	—	11,317,639
Borrowings	112,820	—	—	121,026	121,026
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

	June 30, 2025	December 31, 2024
Commitments to extend credit (1) (2)	$4,276,758	$3,597,937
Standby letters of credit	8,141	7,365
Total unfunded off-balance-sheet credit risk	$4,284,899	$3,605,302

(1)	Includes unfunded overdraft protection.
(2)
Includes $1.77 billion and $1.20 billion at June 30, 2025 and December 31, 2024, respectively, for which loan commitment letters have been issued. Such letters do not represent a present obligation to extend credit due to the variety of conditions contained in the letters.

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
The allowance for off-balance-sheet credit exposures was $12.9 million and $13.6 million at June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, the Company recorded $240 thousand and $718 thousand in recoveries related to the allowance for off-balance-sheet credit exposures, respectively. During the three and six months ended June 30, 2024, the Company recorded $4.7 million and $5.6 million in expense related to the allowance for off-balance-sheet credit exposures, respectively. Beginning in the second quarter of 2024, this expense was presented in the provision for credit losses. This expense has historically been presented in other expense and that classification remains unchanged for prior periods.
Other Commitments
See Note 4. Investments for unfunded commitments to provide capital contributions for equity fund investments as of June 30, 2025 and December 31, 2024.
Concentrations of Credit Risk
The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company generally does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $20.0 million, except for 60 relationships that have a retained unguaranteed exposure of $2.55 billion of which $1.71 billion of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $34.4 million, of which no relationships exceed $20.0 million.
The Company from time-to-time may have cash and cash equivalents on deposit with other financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Geographic Concentrations
The following table presents the geographic concentration of the Company's loan and lease portfolio at June 30, 2025:

% of Total
Geographic Regions (1)
Midwest	12.8%
Northeast	17.1
Southeast	32.2
Southwest	13.2
West	24.3
Non-U.S.	0.4
Total	100.0%

(1)	Concentrations are stated as a percentage of total unguaranteed loans held for investment. Midwest consists of ND, SD, NE, KS, MN, IA,WI, MO, IL, IN, MI and OH. Northeast consists of MD, DE, PA, NJ, NY, CT, RI, MA, VT, ME and NH. Southeast consists of AR, LA, MS, TN, AL, GA, FL, SC, KY, NC, VA, WV, DC, PR and VI. Southwest consists of AZ, NM, TX and OK. West consists of WA, OR, CA, NV, ID, MT, WY, CO, UT, AK and HI. Non-U.S. includes addressees with foreign domicile. Domicile is determined by the principal resident or business address of the entity.
Note 11. Subsequent Event
On August 4, 2025, the Company issued and sold 4,000,000 depositary shares (the “Depositary Shares”), each representing a 1/40th interest in a share of the Company’s 8.375% Fixed Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value per share (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock (equivalent to $25 per depositary Share), which represents $100,000,000 in aggregate liquidation preference. Net proceeds, after underwriting discounts and estimated expenses, total approximately $96.2 million. Holders of the Series A Preferred Stock will not have voting rights, except with respect to certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. The Company may redeem the Series A Preferred Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after September 15, 2030 or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in either case at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends.

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
As of June 30, 2025, the Company’s wholly owned material subsidiaries were the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”) and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining at the Company's Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors, LLC (“Canapi Advisors”) was a wholly owned subsidiary providing investment advisory services to a series of funds (the “Canapi Funds”) focused on providing venture capital to new and emerging financial technology companies. During the third quarter of 2024, the Canapi Funds were restructured and Canapi Advisors voluntarily withdrew as an investment advisor to the funds. Canapi Advisors was subsequently dissolved in the fourth quarter of 2024. As of December 31, 2024, Live Oak Ventures consolidated its investment in Synply, Inc. (“Synply”) as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions and discloses the non-controlling interest according to the Company’s consolidation policy.
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
Results of Operations
Performance Summary
Three months ended June 30, 2025 compared with three months ended June 30, 2024
For the three months ended June 30, 2025, the Company reported net income attributable to Live Oak Bancshares, Inc. of $23.4 million, or $0.51 per diluted share, compared to net income attributable to Live Oak Bancshares, Inc. of $27.0 million, or $0.59 per diluted share, for the second quarter of 2024.
The decrease in net income was principally due to the following items:
•Provision for credit losses increased by $11.5 million, or 97.6%, to $23.3 million, compared to $11.8 million for the second quarter of 2024;
•Management fee income decreased by $3.3 million, or 100.0%, due to the restructuring of the Canapi Funds in the third quarter of 2024;
•Other noninterest income decreased by $6.1 million, or 55.6%, largely related to a $6.7 million gain arising from the sale of one of the Company’s aircraft in the second quarter of 2024; and
•Other noninterest expense increased by $3.5 million, or 133.8%, principally driven by a $2.8 million loss arising from the early buyout of the Company's sole bioenergy lease.
Key factors largely offsetting the decrease in net income are increased levels of net interest income of $17.9 million, combined with increased net gains on sales of loans of $7.2 million.
Six months ended June 30, 2025 compared with six months ended June 30, 2024
For the six months ended June 30, 2025, the Company reported net income attributable to Live Oak Bancshares, Inc. of $33.1 million, or $0.72 per diluted share, compared to net income attributable to Live Oak Bancshares, Inc. of $54.5 million, or $1.20 per diluted share, for the six months ended June 30, 2024.
The decrease in net income was largely due to the following items:
•Provision for credit losses increased by $24.1 million, or 85.6%, to $52.2 million, compared to $28.1 million for the first half of 2024;
•Management fee income decreased by $6.5 million, or 100.0%, due to reasons discussed above;
•Other noninterest income decreased by $11.8 million, or 57.0%, largely related to activity in the first half of 2024 arising from the above noted $6.7 million gain arising from the sale of one of the Company’s aircraft combined with a first quarter of 2024 gain arising from increased fair value of equity warrant assets;
•Noninterest expense increased by $17.9 million, or 11.5%. This increase was principally comprised by increased levels of salary and employee benefits of $3.6 million, technology expense of $3.6 million and other expense of $3.0 million. The increase in other expense was principally comprised of a $2.8 million loss arising from the early buyout of the Company's sole bioenergy lease;

•Net income tax expense increased by $7.7 million, from $3.6 million in the first half of 2024, to $11.3 million for the first half of 2025. This increase was largely the result of an additional $10.6 million in investment tax credits related to the Company's fourth quarter of 2023 renewable energy investment that became eligible for an extra 10% in tax credits in the first quarter of 2024.
Key factors largely offsetting the decrease in net income are increased levels of net interest income of $28.3 million, combined with increased net gains on sales of loans of $14.4 million.
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
Three months ended June 30, 2025 compared with three months ended June 30, 2024
For the three months ended June 30, 2025, net interest income increased $17.9 million, or 19.6%, to $109.2 million compared to $91.3 million for the three months ended June 30, 2024. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities, offset by the decrease in average yield on interest-earning assets outpacing the decrease in average cost of funds. Average interest-earning assets increased by $2.16 billion, or 19.3%, to $13.36 billion for the second quarter of 2025, compared to $11.20 billion for the second quarter of 2024, while the yield on average interest-earning assets decreased 39 basis points to 6.73%. The cost of funds on interest-bearing liabilities for the second quarter of 2025 decreased 37 basis points to 3.78% and the average balance of interest-bearing liabilities increased by $1.83 billion, or 17.6%, over the second quarter of 2024.
As indicated in the rate/volume analysis below, the overall increase discussed above is reflected in increased interest income of $25.8 million outpacing growth in interest expense of $7.9 million for the second quarter of 2025 compared to the second quarter of 2024. The net interest margin remained stable at 3.28% for both the second quarters of 2024 and 2025.
Six months ended June 30, 2025 compared with six months ended June 30, 2024
For the six months ended June 30, 2025, net interest income increased $28.3 million, or 15.6%, to $209.8 million compared to $181.4 million for the six months ended June 30, 2024. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities, offset by the decrease in average yield on interest-earning assets outpacing the decrease in average cost of funds. Average interest-earning assets increased by $2.01 billion, or 18.2%, to $13.06 billion for the six months ended June 30, 2025, compared to $11.05 billion for the six months ended June 30, 2024, while the yield on average interest-earning assets decreased 36 basis points to 6.75%. The cost of funds on interest-bearing liabilities for the six months ended June 30, 2025 decreased 27 basis points to 3.84%, and the average balance of interest-bearing liabilities increased by $1.72 billion, or 16.7%, over the six months ended June 30, 2024.
The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth as well as maintenance of the Company's target liquidity profile. As indicated in the rate/volume analysis below, the overall increase discussed above is reflected in increased interest income of $46.5 million outpacing growth in interest expense of $18.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The net interest margin decreased from 3.30% for the six months ended June 30, 2024 to 3.24% for the six months ended June 30, 2025.

In June and July 2025, the Federal Reserve decided to maintain the federal funds upper target rate at 4.5%. In June 2025, the Federal Reserve released its most current federal funds target rate midpoint projections which implied a decrease of the median Federal Funds rate to 3.9% by the end of 2025. There can be no assurance that any further decreases or increases in the Federal Funds rate will occur, and if they do, the amount and timing of actual adjustments are subject to change. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information about the Company’s sensitivity to interest rates.
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

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$727,715	$8,123	4.48%	$555,570	$7,389	5.35%
Investment securities	1,408,942	11,648	3.32	1,263,675	9,219	2.93
Loans held for sale	381,531	8,008	8.42	387,824	9,329	9.67
Loans and leases held for investment (1)	10,843,303	196,505	7.27	8,997,164	172,511	7.71
Total interest-earning assets	13,361,491	224,284	6.73	11,204,233	198,448	7.12
Less: Allowance for credit losses on loans and leases	(186,022)			(136,668)
Noninterest-earning assets	539,485			562,488
Total assets	$13,714,954			$11,630,053
Interest-bearing liabilities:
Interest-bearing checking	$350,978	$3,969	4.54%	$304,505	$4,267	5.64%
Savings	6,241,053	56,529	3.63	4,804,037	48,617	4.07
Money market accounts	128,757	93	0.29	128,625	186	0.58
Certificates of deposit	5,392,494	52,789	3.93	5,032,856	52,288	4.18
Total deposits	12,113,282	113,380	3.75	10,270,023	105,358	4.13
Borrowings	109,463	1,683	6.17	119,321	1,770	5.97
Total interest-bearing liabilities	12,222,745	115,063	3.78	10,389,344	107,128	4.15
Noninterest-bearing deposits	375,503			223,026
Noninterest-bearing liabilities	53,717			70,667
Shareholders' equity	1,058,572			947,016
Non-controlling interest	4,417			—
Total liabilities and shareholders' equity	$13,714,954			$11,630,053
Net interest income and interest rate spread		$109,221	2.95%		$91,320	2.97%
Net interest margin			3.28%			3.28%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.32%			107.84%

(1)	Average loan and lease balances include non-accruing loans and leases.

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$654,896	$14,523	4.47%	$550,608	$14,845	5.42%
Investment securities	1,394,450	22,737	3.29	1,252,268	18,173	2.92
Loans held for sale	394,846	16,620	8.49	370,662	17,683	9.59
Loans and leases held for investment (1)	10,617,166	383,509	7.28	8,875,186	340,167	7.71
Total interest-earning assets	13,061,358	437,389	6.75	11,048,724	390,868	7.11
Less: Allowance for credit losses on loans and leases	(175,728)			(131,057)
Noninterest-earning assets	536,823			554,961
Total assets	$13,422,453			$11,472,628
Interest-bearing liabilities:
Interest-bearing checking	$350,736	$7,898	4.54%	$302,285	$8,450	5.62%
Savings	5,892,536	108,133	3.70	4,678,214	94,788	4.07
Money market accounts	128,335	213	0.33	126,971	373	0.59
Certificates of deposit	5,477,278	108,024	3.98	5,063,704	103,745	4.12
Total deposits	11,848,885	224,268	3.82	10,171,174	207,356	4.10
Borrowings	110,684	3,368	6.14	73,047	2,081	5.73
Total interest-bearing liabilities	11,959,569	227,636	3.84	10,244,221	209,437	4.11
Noninterest-bearing deposits	359,084			218,298
Noninterest-bearing liabilities	56,214			74,305
Shareholders' equity	1,043,145			935,804
Non-controlling interest	4,441			—
Total liabilities and shareholders' equity	$13,422,453			$11,472,628
Net interest income and interest rate spread		$209,753	2.91%		$181,431	3.00%
Net interest margin			3.24%			3.30%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.21%			107.85%

(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs. 2024			2025 vs. 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$(1,372)	$2,106	$734	$(2,884)	$2,562	$(322)
Investment securities	1,299	1,130	2,429	2,373	2,191	4,564
Loans held for sale	(1,179)	(142)	(1,321)	(2,149)	1,086	(1,063)
Loans and leases held for investment	(10,433)	34,427	23,994	(21,502)	64,844	43,342
Total interest income	(11,685)	37,521	25,836	(24,162)	70,683	46,521
Interest expense:
Interest-bearing checking	(886)	588	(298)	(1,775)	1,223	(552)
Savings	(5,867)	13,779	7,912	(10,099)	23,444	13,345
Money market accounts	(93)	—	(93)	(163)	3	(160)
Certificates of deposit	(3,127)	3,628	501	(4,036)	8,315	4,279
Borrowings	62	(149)	(87)	178	1,109	1,287
Total interest expense	(9,911)	17,846	7,935	(15,895)	34,094	18,199
Net interest income	$(1,774)	$19,675	$17,901	$(8,267)	$36,589	$28,322
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
For the second quarter of 2025, there was a provision for credit losses of $23.3 million compared to $11.8 million for the same period in 2024, an increase of $11.5 million. For the six months ended June 30, 2025, there was a provision for credit losses of $52.2 million compared to $28.1 million for the same period in 2024, an increase of $24.1 million. The increase in provision was principally driven by loan growth and elevated specific reserves on individually evaluated loans amid a challenging macroeconomic environment, where elevated interest rates and inflationary pressures placed financial strain on some small business and commercial borrowers.
Loans and leases held for investment at historical cost were $10.71 billion as of June 30, 2025, increasing by $1.90 billion, or 21.6%, compared to June 30, 2024.

Net charge-offs for loans and leases carried at historical cost were $31.4 million, or 1.19% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended June 30, 2025, compared to net charge-offs of $8.3 million, or 0.38%, for the three months ended June 30, 2024, an increase of $23.2 million, or 281.0%. The increase in net charge-offs compared to the second quarter of 2024 was largely concentrated to individually evaluated loans with specific reserves recorded in prior periods. For the six months ended June 30, 2025, net charge-offs totaled $38.2 million compared to $11.4 million for the six months ended June 30, 2024, an increase of $26.8 million, or 234.8%. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.
In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $8.9 million and $9.6 million accounted for under the fair value option at June 30, 2025 and 2024, respectively, totaled $59.6 million, which was 0.56% of the held for investment loan and lease portfolio carried at historical cost at June 30, 2025, compared to $37.3 million, or 0.42% of loans and leases held for investment carried at historical cost at June 30, 2024.
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
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2025/2024 Increase (Decrease)
	2025	2024	Amount	Percent
Noninterest income
Loan servicing revenue	$8,565	$7,347	$1,218	16.6%
Loan servicing asset revaluation	(3,057)	(2,878)	(179)	(6.2)
Net gains on sales of loans	21,641	14,395	7,246	50.3
Net gain on loans accounted for under the fair value option	1,082	172	910	529.1
Equity method investments (loss) income	(2,716)	(1,767)	(949)	(53.7)
Equity security investments gains, net	1,004	161	843	523.6
Lease income	3,103	2,423	680	28.1
Management fee income	—	3,271	(3,271)	(100.0)
Other noninterest income	4,904	11,035	(6,131)	(55.6)
Total noninterest income	$34,526	$34,159	$367	1.1%

	Six Months Ended June 30,		2025/2024 Increase (Decrease)
	2025	2024	Amount	Percent
Noninterest income
Loan servicing revenue	$16,863	$14,971	$1,892	12.6%
Loan servicing asset revaluation	(7,785)	(5,622)	(2,163)	(38.5)
Net gains on sales of loans	40,289	25,897	14,392	55.6
Net gain (loss) on loans accounted for under the fair value option	48	(47)	95	202.1
Equity method investments (loss) income	(4,955)	(6,789)	1,834	27.0
Equity security investments gains, net	1,024	(368)	1,392	378.3
Lease income	5,676	4,876	800	16.4
Management fee income	—	6,542	(6,542)	(100.0)
Other noninterest income	8,947	20,796	(11,849)	(57.0)
Total noninterest income	$60,107	$60,256	$(149)	(0.2)%
For the three months ended June 30, 2025, noninterest income increased by $367 thousand, or 1.1%, compared to the three months ended June 30, 2024. Principal changes when compared with the second quarter of 2024 are higher net gains on sales of loans of $7.2 million combined with a $3.3 million decrease in management fee income due to the restructuring of the Canapi Funds in the third quarter of 2024 and a $6.1 million decrease in other noninterest income largely related to a $6.7 million gain arising from the sale of one of the Company’s aircraft in the second quarter of 2024.
For the six months ended June 30, 2025, noninterest income decreased by $149 thousand, or 0.2%, compared to the six months ended June 30, 2024. Principal changes when compared with the first half of 2024 are primarily a result of a $2.2 million increase in loss related to the servicing asset revaluation combined with a $6.5 million decrease in management fee income discussed above and a $11.8 million decrease in other noninterest income largely related to activity in the first half of 2024 arising from a $6.7 million gain arising from the sale of one of the Company’s aircraft combined with a gain arising from increased fair value of equity warrant assets. Partially offsetting these negative changes was higher net gains on sales of loans of $14.4 million.
The following tables reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended June 30,		Three months ended March 31,
	2025	2024	2025	2024
Amount of loans and leases originated	$1,526,592	$1,171,141	$1,396,223	$805,129
Guaranteed portions of loans sold	322,317	250,466	266,275	186,654
Outstanding balance of guaranteed loans sold (1)	3,685,981	3,177,629	3,486,533	3,057,641

	Six Months Ended June 30,		For years ended December 31,
	2025	2024	2024	2023	2022	2021
Amount of loans and leases originated	$2,922,815	$1,976,270	$5,155,244	$3,946,873	$4,007,621	$4,480,725
Guaranteed portions of loans sold	588,592	437,120	980,973	877,551	580,889	668,462
Outstanding balance of guaranteed loans sold (1)	3,685,981	3,177,629	3,379,477	2,986,959	2,668,110	2,756,915

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Asset Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, ancillary income, prepayment speeds and default rates and losses, with prepayment speed and discount rate being the most sensitive assumptions. For the three months ended June 30, 2025, there was a net loss on loan servicing asset revaluation of $3.1 million, compared to a net loss of $2.9 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, there was a net loss on loan servicing asset revaluation of $7.8 million compared to a net loss of $5.6 million for the six months ended June 30, 2024, resulting in a negative comparative year-to-date change of $2.2 million. The decrease in the valuation of the servicing asset compared to the first half of 2024 was principally the result of principal paydowns or runoff as well as less favorable market conditions in 2025.
Net Gains on Sales of Loans: For the three months ended June 30, 2025, net gains on sales of loans increased $7.2 million, or 50.3%, compared to the three months ended June 30, 2024. The volume of guaranteed loans sold increased $71.9 million, or 28.7%, for the three months ended June 30, 2025 to $322.3 million from $250.5 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, net gains on sales of loans increased $14.4 million, or 55.6%, compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, the volume of guaranteed loans sold increased $151.5 million, or 34.7%, to $588.6 million from $437.1 million for the six months ended June 30, 2024. The average net gain on loan sale premium increased from 106% to 107% in the second quarters of 2024 and 2025, respectively, and for the six months ended June 30, 2024 and 2025. The increase in net gains on sales of loans over the second quarter of 2024 and six months ended June 30, 2024 was principally related to a higher loan sale volume combined with improving premiums.
Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2025/2024 Increase (Decrease)
	2025	2024	Amount	Percent
Noninterest expense
Salaries and employee benefits	$49,137	$46,255	$2,882	6.2%
Non-employee expenses:
Travel expense	2,576	2,328	248	10.7
Professional services expense	2,874	3,061	(187)	(6.1)
Advertising and marketing expense	4,420	3,004	1,416	47.1
Occupancy expense	2,369	2,388	(19)	(0.8)
Technology expense	10,066	7,996	2,070	25.9
Equipment expense	3,685	3,511	174	5.0
Other loan origination and maintenance expense	4,190	3,659	531	14.5
Renewable energy tax credit investment impairment	270	170	100	58.8
FDIC insurance	3,545	2,649	896	33.8
Other expense	6,161	2,635	3,526	133.8
Total non-employee expenses	40,156	31,401	8,755	27.9
Total noninterest expense	$89,293	$77,656	$11,637	15.0%

	Six Months Ended June 30,		2025/2024 Increase (Decrease)
	2025	2024	Amount	Percent
Noninterest expense
Salaries and employee benefits	$97,145	$93,530	$3,615	3.9%
Non-employee expenses:
Travel expense	5,371	4,766	605	12.7
Professional services expense	5,898	4,939	959	19.4
Advertising and marketing expense	8,085	6,696	1,389	20.7
Occupancy expense	5,106	4,635	471	10.2
Technology expense	19,317	15,719	3,598	22.9
Equipment expense	7,430	6,585	845	12.8
Other loan origination and maintenance expense	8,775	7,570	1,205	15.9
Renewable energy tax credit investment (recovery) impairment	270	(757)	1,027	135.7
FDIC insurance	7,096	5,849	1,247	21.3
Other expense	8,817	5,861	2,956	50.4
Total non-employee expenses	76,165	61,863	14,302	23.1
Total noninterest expense	$173,310	$155,393	$17,917	11.5%
Total noninterest expense for the three and six months ended June 30, 2025, increased $11.6 million, or 15.0%, and increased $17.9 million, or 11.5%, respectively, compared to the same periods in 2024. The changes within noninterest expense for the comparable three and six month periods was largely driven by various components, as discussed below.
Salaries and employee benefits: Total personnel expense for the three and six months ended June 30, 2025 increased by $2.9 million, or 6.2%, and increased by $3.6 million, or 3.9%, respectively, compared to the same periods in 2024. The increase over both comparative periods of 2024 is principally related to investment in human resources to support strategic and growth initiatives. Total full-time equivalent employees increased from 987 at June 30, 2024, to 1,056 at June 30, 2025. Salaries and employee benefits expense included $6.9 million and $13.7 million of stock-based compensation for the three and six months ended June 30, 2025, respectively, compared to $6.8 million and $13.2 million for the three and six months ended June 30, 2024, respectively. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Technology expense: For the three and six months ended June 30, 2025, technology expense increased $2.1 million, or 25.9%, and $3.6 million, or 22.9%, respectively, compared to the same periods in 2024. This increase for both compared periods was primarily related to enhanced investments in the Company’s technology resources.

Other expense: For the three and six months ended June 30, 2025, other expense increased $3.5 million, or 133.8%, and $3.0 million, or 50.4%, respectively, compared to the same periods in 2024. The increase over both comparative periods was principally driven by a $2.8 million loss arising from the early buyout of the Company's sole bioenergy lease in the second quarter of 2025.
Income Tax Expense
For the three months ended June 30, 2025, income tax expense was $7.8 million compared to income tax expense of $9.1 million in the second quarter of 2024, and the Company’s effective tax rates were 25.0% and 25.2%, respectively. For the six months ended June 30, 2025, income tax expense was $11.3 million compared to $3.6 million for the six months ended June 30, 2024, and the Company’s effective tax rates were 25.4% and 6.2%, respectively. The lower level of income tax expense for the second quarter of 2025 as compared to the second quarter of 2024 was largely the result of decreased pretax income during the current period. The higher level of income tax expense for the first half of 2025 as compared to the first half of 2024 was largely the result of an additional $10.6 million in tax credits related to the Company's fourth quarter of 2023 renewable energy investment that became eligible for an extra 10% in tax credits in the first quarter of 2024. Partially offsetting the comparative increase in income tax expense in the first half of 2025 was decreased pretax income during the current period.

Discussion and Analysis of Financial Condition
June 30, 2025 vs. December 31, 2024
Total assets at June 30, 2025 were $13.83 billion, an increase of $887.8 million, or 6.9%, compared to total assets of $12.94 billion at December 31, 2024. The growth in total assets was principally driven by the following:
•Cash and cash equivalents, comprised of cash and due from banks, combined with investment securities available-for-sale was $1.99 billion at June 30, 2025, an increase of $131.0 million, or 7.1%, compared to $1.86 billion at December 31, 2024. This increase reflects growing deposit levels combined with maintenance of the Company's targeted liquidity profile.
•Growth in total loans and leases held for investment and held for sale of $785.5 million, or 7.4%, during the first half of 2025, from $10.58 billion at December 31, 2024, to $11.36 billion at June 30, 2025. This growth was a result of strong origination activity during the first half of 2025 of $2.92 billion.
Total deposits were $12.59 billion at June 30, 2025, an increase of $834.3 million, or 7.1%, from $11.76 billion at December 31, 2024. The increase in total deposits from the prior period was to support growth in the loan and lease portfolio as well as the Company's targeted liquidity levels. At June 30, 2025, the Bank’s total uninsured deposits were approximately $1.95 billion, or 15.4%, of total deposits.
Commercial Real Estate

Commercial real estate loans as indicated by the FDIC include loans secured by the following: construction, land development, multifamily property and nonfarm, nonresidential real property. The following table provides information with respect to commercial real estate loans as of June 30, 2025.

	Guaranteed	Unguaranteed	Total (1)
Held for Investment Loans:
Owner Occupied
Small Business Banking	$1,317,130	$1,174,127	$2,491,257
Commercial Banking	19,960	45,906	65,866
Total	1,337,090	1,220,033	2,557,123
Non-Owner Occupied
Small Business Banking	440,686	688,252	1,128,938
Commercial Banking	32,829	1,308,770	1,341,599
Total	473,515	1,997,022	2,470,537
Total Held for Investment Commercial Real Estate	$1,810,605	$3,217,055	$5,027,660
Held for Sale Loans:
Owner Occupied
Small Business Banking	$58,869	$—	$58,869
Total	58,869	—	58,869
Non-Owner Occupied
Small Business Banking	175,110	—	175,110
Total	175,110	—	175,110
Total Held for Sale Commercial Real Estate	$233,979	$—	$233,979
Total Commercial Real Estate Loans	$2,044,584	$3,217,055	$5,261,639
% of Total Commercial Real Estate Loans	38.9%	61.1%	100.0%
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
Nonperforming assets, including loans measured at fair value, at June 30, 2025 were $473.5 million, which represented a $101.7 million, or 27.4%, increase from December 31, 2024. These nonperforming assets at June 30, 2025 were comprised of $467.1 million in nonaccrual loans and leases and $6.3 million in foreclosed assets. Of the $473.5 million of nonperforming assets, $402.8 million carried a government guarantee, leaving an unguaranteed exposure of $70.6 million in total nonperforming assets at June 30, 2025. This represents a decrease of $20.9 million, or 22.9%, from an unguaranteed exposure of $91.6 million at December 31, 2024.

The following table provides information with respect to nonperforming assets, excluding loans measured at fair value, at the dates indicated.

	June 30, 2025 (1)	December 31, 2024 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$396,332	$304,297
Foreclosed assets	6,318	1,944
Total nonperforming assets	$402,650	$306,241
Allowance for credit losses on loans and leases	$182,231	$167,516
Total nonperforming loans and leases to total loans and leases held for investment	3.70%	3.07%
Total nonperforming loans and leases to total assets	2.93%	2.41%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.70%	1.69%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	45.98%	55.05%

Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S government (all on nonaccrual)	$336,777	$222,885
Foreclosed assets guaranteed by the U.S. government	5,147	1,753
Total nonperforming assets guaranteed by the U.S. government	$341,924	$224,638
Allowance for credit losses on loans and leases	$182,231	$167,516
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.56%	0.82%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.44%	0.65%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S. government	305.99%	205.76%

(1)	Excludes loans measured at fair value.
Nonperforming assets, excluding loans measured at fair value, at June 30, 2025 were $402.7 million, which represented a $96.4 million, or 31.5%, increase from December 31, 2024. These nonperforming assets at June 30, 2025 were comprised of $396.3 million in nonaccrual loans and leases and $6.3 million in foreclosed assets. Of the $402.7 million of nonperforming assets, $341.9 million carried a government guarantee, leaving an unguaranteed exposure of $60.7 million in total nonperforming assets at June 30, 2025. This represents a decrease of $20.9 million, or 25.6%, from an unguaranteed exposure of $81.6 million at December 31, 2024.
See the below discussion related to the change in potential problem and individually evaluated loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.
As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 33.2% at June 30, 2025, compared to 26.7% at December 31, 2024. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at both June 30, 2025 and December 31, 2024 were 5.0% and 7.2%, respectively.
As of June 30, 2025, and December 31, 2024, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $1.14 billion and $1.04 billion, respectively. The following is a discussion of these loans and leases. Risk Grades 50 through 80 represent the spectrum of criticized and classified loans and leases. For a complete description of the risk grading system, see “Credit Quality Indicators” in Note 3 in the notes to consolidated financial statements in the Company’s 2024 Form 10-K. At June 30, 2025, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $578.8 million and total portfolio unguaranteed exposure risk was $561.0 million, or 7.5% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2024 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $518.7 million and total portfolio unguaranteed exposure risk was $523.3 million, or 7.8% of total held for investment unguaranteed exposure carried at historical cost.

As of June 30, 2025 and December 31, 2024, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases:

As of June 30, 2025		As of December 31, 2024
Vertical	% of Criticized and Classified Loans and Leases	Vertical	% of Criticized and Classified Loans and Leases
General Lending	12.9%	General Lending	15.1%
Senior Housing	9.2	Bioenergy	11.1
Bioenergy	8.7	Senior Housing	9.9
Healthcare	8.3	Healthcare	6.9
Sponsor Finance	5.8	Sponsor Finance	5.5
Auto Care	5.2	Wine & Craft Beverage	5.3
Self Storage	5.2	Search Fund Lending	5.0
Community Facilities	4.3	Community Facilities	4.8
Wine & Craft Beverage	4.3	Self Storage	4.6
% of Total Criticized and Classified Loans	63.9%	% of Total Criticized and Classified Loans	68.2%

Of the above listed verticals, Senior Housing, Sponsor Finance, Bioenergy and Community Facilities are within the Company’s Commercial Banking division, the remainder of the above listed verticals are within the Small Business Banking division. The total $97.8 million increase in potential problem and classified loans and leases in the first six months of 2025 was comprised of $59.9 million in increased levels of Risk Grade 50 loans and leases, as discussed below and $38.0 million in classified loans. The overall increase in criticized and classified loans in the first half of 2025 was primarily driven by higher levels of commercial borrowers impacted by the challenging macroeconomic environment. The Company believes that its underwriting and credit quality standards have remained high and continues to consider changing economic conditions as well as the current interest rate environment.
Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is experiencing financial stress and how the event has impacted the ability of the customer to repay the loan or lease long term. At June 30, 2025, the Company had a total of $45.9 million in loans modified in 2025 to borrowers experiencing financial difficulty, excluding loans measured at fair value, $43.7 million of which remained current and $36.0 million of which are for an other-than-insignificant payment delay or term extension.
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 50. At June 30, 2025, and December 31, 2024, Risk Grade 50 loans and leases, excluding loans measured at fair value, totaled $589.8 million and $529.9 million, respectively, for an increase of $59.9 million. Relative to total held for investment unguaranteed exposure carried at historical cost at December 31, 2024 and June 30, 2025, unguaranteed Risk Grade 50 loans and leases increased from $357.9 million, or 5.3%, to $413.3 million, or 5.5%, respectively.

The largest year-to-date changes in Risk Grade 50 loans and leases carried at historical cost were within the following verticals:

June 30, 2025 vs. December 31, 2024 Increase (Decrease)
Vertical	$	%
Healthcare	$26,396	37.1%
Government Contractors	25,677	36.1
Sponsor Finance	15,117	21.3
Agriculture	12,373	17.4
Auto Care	9,199	12.9
Hospitality	8,780	12.3
RV Parks	5,286	7.4
Self Storage	(5,409)	(7.6)
Veterinary	(6,799)	(9.6)
Senior Housing	(7,430)	(10.4)
Commercial Real Estate Financing	(7,498)	(10.5)
General Lending	(11,606)	(16.3)
Search Fund Lending	(12,300)	(17.3)
Total of largest changes in Risk Grade 50 loans and leases	$51,786	72.8%
The increase in Risk Grade 50 loans and leases, exclusive of loans measured at fair value, during the first six months of 2025 was principally confined to 13 verticals, as reflected above. Of the above listed verticals, Government Contractors, Sponsor Finance, Hospitality, Senior Housing, and Commercial Real Estate Financing are within the Company’s Commercial Banking division and the remainder of the above listed verticals are within the Small Business Banking division.
At June 30, 2025, approximately 97.8% of loans and leases classified as Risk Grade 50 are performing with no relationships having payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
Allowance for Credit Losses on Loans and Leases
The ACL of $167.5 million at December 31, 2024, increased by $14.7 million, or 8.8%, to $182.2 million at June 30, 2025. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.7% at both December 31, 2024 and June 30, 2025, respectively. The increase in the ACL during the first six months of 2025 was primarily the result of specific reserve changes on individually evaluated loans and continued growth of the loan and lease portfolio. See also the above section captioned “Provision for Credit Losses” in “Results of Operations” for related information.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have decreased by $12.0 million since December 31, 2024. Total loans and leases 90 or more days past due increased $46.3 million, or 18.1%, compared to December 31, 2024. This increase was comprised of a $1.8 million increase in unguaranteed exposure combined with a $44.5 million increase in the guaranteed portion of past due loans compared to December 31, 2024. At June 30, 2025 and December 31, 2024, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 0.7% and 1.3%, respectively. Total unguaranteed loans and leases past due were comprised of $48.5 million carried at historical cost, a decrease of $28.9 million, and $8.5 million measured at fair value, a decrease of $1.8 million, as of June 30, 2025 compared to December 31, 2024. Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $182.2 million at June 30, 2025 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Unaudited Condensed Consolidated Financial Statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the fair value of unpledged investment securities; and (d) availability under lines of credit, FHLB advances and the Federal Reserve Discount Window. A primary tool in the Company's liquidity management process is the utilization of an Outflow Coverage Ratio (“OCR”) model to stress outflows in various scenarios with targeted days of liquidity coverage. The OCR model output is then used by management to ensure adequate liquidity sources are available during those future periods. At June 30, 2025, the total amount of these four liquidity source items was $4.49 billion, or 32.5% of total assets, an increase of 0.1% of total assets from $4.20 billion, or 32.4% of total assets, at December 31, 2024.
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
At June 30, 2025, $597.0 million of the investment securities portfolio were pledged for unused borrowing capacity, leaving $728.2 million available to be pledged as collateral.
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

Asset/Liability Management and Interest Rate Sensitivity
One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure the repricing differences, or interest rate gaps, between interest-earning assets and interest-bearing liabilities, across various time periods. As of June 30, 2025, the balance sheet’s total cumulative gap position was 5.3%, meaning that over the entire life of the Company's assets and liabilities, more assets will reprice than liabilities. For further information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, or growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of instantaneous parallel interest rate shocks applied to a static balance sheet and non-parallel interest rate shocks applied to a dynamic balance sheet to measure interest rate risk. As of June 30, 2025, the Company’s interest rate risk profile under the instantaneous parallel interest rate shock scenarios applied to a static balance sheet is moderately asset-sensitive. For more information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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

Capital amounts and ratios as of June 30, 2025, and December 31, 2024, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - June 30, 2025
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,088,967	10.67%	$459,367	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,217,403	11.93	816,653	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	1,088,967	10.67	612,490	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	1,088,967	7.90	551,427	4.00	N/A	N/A
Bank - June 30, 2025
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,066,764	10.65%	$450,806	4.50%	$651,164	6.50%
Total Capital (to Risk-Weighted Assets)	1,192,851	11.91	801,433	8.00	1,001,791	10.00
Tier 1 Capital (to Risk-Weighted Assets)	1,066,764	10.65	601,074	6.00	801,433	8.00
Tier 1 Capital (to Average Assets)	1,066,764	7.79	547,878	4.00	684,847	5.00
Consolidated - December 31, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,049,420	11.04%	$427,941	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,169,061	12.29	760,784	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	1,049,420	11.04	570,588	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	1,049,420	8.21	511,293	4.00	N/A	N/A
Bank - December 31, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,020,820	10.96%	$418,992	4.50%	$605,210	6.50%
Total Capital (to Risk-Weighted Assets)	1,138,006	12.22	744,874	8.00	931,093	10.00
Tier 1 Capital (to Risk-Weighted Assets)	1,020,820	10.96	558,656	6.00	744,874	8.00
Tier 1 Capital (to Average Assets)	1,020,820	8.04	507,725	4.00	634,657	5.00

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 5.3% as of June 30, 2025, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments. Cumulative gap is a useful measure to monitor balance sheet match-funding, yet economic value of equity and net interest income simulations, discussed below, are more useful in understanding potential impacts to earnings from a change in interest rates.
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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending June 30, 2026 and 2027, and the Company’s EVE sensitivity at June 30, 2025 under instantaneous parallel interest rate shocks assuming a static balance sheet. The simulation uses projected repricing of assets and liabilities at June 30, 2025, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, deposit betas and lags and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the results shown below as it will include growth considerations and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point Change in Interest Rates	12 Months Ending June 30, 2026	12 Months Ending June 30, 2027	As of June 30, 2025
+300	12.4%	8.6%	(9.9%)
+200	8.6	6.0	(6.3)
+100	4.3	3.0	(2.9)
-100	(4.0)	(2.9)	1.5
-200	(6.8)	(5.0)	1.7
-300	(8.2)	(6.4)	1.8
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2025, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of June 30, 2025, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The conclusion that disclosure controls and procedures were not effective was due to the presence of a material weakness in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as previously disclosed in Part II, Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). The Company did not have a restatement of current or prior periods as a result of this material weakness in internal control over financial reporting.
Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
In responses to the material weakness identified above, the Company has implemented changes to its internal control over financial reporting to enhance the control environment and strengthen communication protocols in connection with the loan review process. The Company's remediation efforts have focused on enhanced internal control trainings for individuals responsible for the risk assessment, design, monitoring and documentation of the Company's loan review process and increased reporting to the Company's Risk Committee of the Board of Directors through the Company's independent loan review function.
As of the date of this filing, the Company's remediation efforts are ongoing and the material weakness has not yet been fully remediated. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Other than the implementation of the measures outlined in the remediation plan for the material weakness described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of June 30, 2025, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of the additional risk factor disclosed in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements - During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.
Exhibits to this report are listed in the Index to Exhibits section of this report.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)
3.2	Articles of Amendment designating the 8.375% Fixed Rate Series A Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 of the Form 8-A, filed on August 4, 2025)
3.3	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the amended registration statement on Form S-1, filed on July 13, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)
4.2
Deposit Agreement, by and among Live Oak Bancshares, Inc., and Broadridge Corporate Issuer Solutions, LLC, and the Holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on August 4, 2025)

4.3
Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.2 hereto) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed on August 4, 2025)

10.1	Form of 2025 RSU Award Agreement for non-employee directors* #
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: August 5, 2025	By:	/s/ Walter J. Phifer
Walter J. Phifer
Chief Financial Officer