Form 10-K/A
period 2024-12-31
Live Oak Bancshares, Inc.
filed 2025-11-17
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to              .
Commission file number: 001-37497
LIVE OAK BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

North Carolina	26-4596286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1741 Tiburon Drive, Wilmington, NC	28403
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (910) 790-5867
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, no par value per share	LOB	New York Stock Exchange LLC
Depositary Shares, Each Representing a 1/40th Interest in a Share of 8.375% Fixed Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value per share	LOB/PA	New York Stock Exchange LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2024, was approximately $1,203,104,831. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
As of November 14, 2025, there were 45,857,617 shares of the registrant’s voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2025 Annual Meeting of Shareholders, which the registrant filed with the SEC on April 4, 2025, are incorporated by reference into Part III. Portions of the registrant's annual report to shareholders for the year ended December 31, 2024, which has been posted on the registrant's website and furnished to the SEC, are incorporated by reference into Part II.

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) on Form 10-K/A is being filed with respect to Live Oak Bancshares, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2025 (the “Form 10-K”).
This Form 10-K/A is being filed to restate the Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022, in order to restate the Consolidated Statements of Cash Flows and related notes. The restatement of the financial statements in this Form 10-K/A reflects the correction of an error for the classification of cash flows between operating and investing activities associated with the proceeds received from the sale of loan participations and the related supplemental disclosures of non-cash operating, investing, and financing activities related to these loans within the Consolidated Statements of Cash Flows. Further explanation regarding the restatement is set forth in Note 1 to the Consolidated Financial Statements included in this Form 10-K/A.

The following sections in the Form 10-K have been corrected in this Form 10-K/A to reflect this restatement:

Part I - Item 1A: Risk Factors
Part II - Item 8: Financial Statements and Supplementary Data
Part II - Item 9A: Controls and Procedures
Part III - Item 11: Executive Compensation
Part IV - Item 15: Exhibits and Financial Statement Schedules
The principal executive officer and principal financial officer provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-K/A as Exhibits 31.1, 31.2, and 32. This Form 10-K/A also includes new consents of the Company’s current and former independent registered public accounting firms as Exhibits 23.1 and 23.2, respectively.

For the convenience of the reader, this Form 10-K/A sets forth the information in the Form 10-K in its entirety, as such information is modified and superseded where necessary to reflect the restatement. Except as provided above, this Amendment does not reflect events occurring subsequent to the filing of the Form 10-K and does not amend or otherwise update any information in the Form 10-K.

Live Oak Bancshares, Inc.
Annual Report on Form 10-K/A
December 31, 2024

Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K/A (this “Report”) contains statements that management believes are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to the financial condition, results of operations, plans, objectives, future performance or business of Live Oak Bancshares, Inc. (the “Company”). They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “will,” “may,” “should,” “could,” “would,” “continues,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this Report. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements management may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to the Company at the time. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this Report are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of the Company’s future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. These risks, uncertainties and assumptions include, without limitation:
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
•the impact of the restatement of the Consolidated Statements of Cash Flows and related notes;
•risks relating to the material weaknesses we identified in our internal control over financial reporting;
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
•We have identified material weaknesses in our internal control over financial reporting which, if not remediated appropriately or in a timely manner, could result in a loss of investor confidence and adversely impact the trading price of our securities.
•The restatement of our financial statements could affect investor confidence and expose us to additional risks and uncertainties, which could materially and adversely affect our business, operations, and financial condition.
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

We have identified material weaknesses in our internal control over financial reporting which, if not remediated appropriately or in a timely manner, could result in a loss of investor confidence and adversely impact the trading price of our securities.
As disclosed in Part II - Item 9A. Controls and Procedures, management has identified material weaknesses in our internal control over financial reporting. As a result, management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2024. The Company is currently working to remediate the material weaknesses. However, there can be no assurance that these remediation efforts will be successful. In addition, these remediation efforts will place a burden on management and may result in additional expenses.
If we are unable to remediate these material weaknesses, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, result in violations of applicable securities laws, result in an inability to meet NYSE listing requirements, negatively affect investor confidence in the accuracy and completeness of our financial statements, and adversely impact the trading price of our securities.
We face risks related to the restatement of our financial statements.
As discussed in the Explanatory Note, we determined to restate the Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022, in order to restate the Consolidated Statements of Cash Flows and related notes. As a result, we are subject to additional risks and uncertainties, which could affect investor confidence in the accuracy of our financial disclosures and may cause reputational harm to our business. We may face potential litigation or other disputes, which may include, among others, claims under federal and state securities laws. In addition, the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements. If one or more of these risks persist, our business, operations, and financial condition could be materially and adversely affected.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Stock Performance Graph
The stock performance graph required by Item 201(e) of Regulation S-K is incorporated into this Report by reference from Bancshares annual report to shareholders for the year ended December 31, 2024, which is posted on the Company’s website and has been furnished to the SEC. The stock performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following presents management’s discussion and analysis (“MD&A”) of the more significant factors that affected the Company's financial condition and results of operations for the year ended December 31, 2024 as compared to December 31, 2023. For a comparison of 2023 results to 2022 and other 2022 information not included herein, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of the 2023 Form 10-K filed with the SEC on February 22, 2024. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Live Oak Bancshares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Live Oak Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2025, except for the restatement as to the effectiveness of internal control over the financial reporting for the material weakness related to ineffective controls in the preparation of the Statement of Cash Flows as to which the date is November 17, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Correction of a Misstatement
As discussed in Note 1 to the consolidated financial statements, the 2024 consolidated financial statements have been restated to correct a misstatement.

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

Charlotte, North Carolina
March 18, 2025, except for the restatement as described in Note 1, as to which the date is November 17, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Live Oak Bancshares, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Live Oak Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 18, 2025, except for the restatement as described in Note 1, as to which the date is November 17, 2025, expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to ineffective controls in the loan review process and the preparation of the Statement of Cash Flows have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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

/s/ KPMG LLP
Charlotte, North Carolina
March 18, 2025, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to the ineffective controls in the preparation of the Statement of Cash Flows, as to which the date is November 17, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Live Oak Bancshares, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Live Oak Bancshares, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited the adjustments to the 2023 and 2022 consolidated financial statements to retrospectively apply the changes in accounting for business segments, as described in Note 1 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.
Restatement of Previously Issued Financial Statements
As discussed in Note 1 to the consolidated financial statements, the 2023 and 2022 consolidated financial statements have been restated to correct a misstatement.
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
Greenville, North Carolina
February 22, 2024 (except as to the changes in the reporting of the Company’s business segments discussed in Note 1, as to which the date is March 18, 2025, and except as to the error correction discussed in Note 1, as to which the date is November 17, 2025)

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
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2024 As restated	2023 As restated	2022 As restated
Cash flows from operating activities
Net income	$77,417	$73,898	$176,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,282	21,271	20,779
Provision for credit losses	96,212	51,323	40,943
(Accretion) amortization of (discount) premium on securities, net of accretion	(721)	8	3,420
Deferred tax (benefit) expense	(11,420)	(22,161)	27,129
Originations of loans held for sale	(1,037,474)	(877,083)	(1,042,061)
Proceeds from sales of loans held for sale	1,040,444	919,894	642,529
Net gains on sale of loans held for sale	(60,899)	(46,545)	(43,244)
Net (gain) loss on impairment and sale of foreclosed assets	(249)	751	(24)
Net (gain) loss on loans accounted for under fair value option	(2,403)	3,539	(1,046)
Net change in servicing assets	(7,553)	(22,268)	7,251
Net gain on sale or disposal of long lived asset	(9,079)	(4,411)	—
Net loss on disposal of premises and equipment	113	377	31
Impairment on premises and equipment, net	—	499	—
Equity method investments loss (income)	10,921	5,994	(144,250)
Equity security investments (gains) losses, net	(553)	969	(3,355)
Gain on equity warrant assets	(5,962)	—	—
Renewable energy tax credit investment impairment	530	14,644	16,217
Stock option compensation expense	—	272	942
Restricted stock compensation expense	26,205	17,603	19,405
Stock based compensation excess tax benefit (deficiency)	1,085	(1,004)	531
Business combination contingent consideration fair value adjustment	(125)	125	(86)
Lease right-of-use assets and liabilities, net	150	(59)	232
Changes in assets and liabilities:
Other assets	(12,284)	35,556	(15,889)
Other liabilities	18,014	3,970	(6,406)
Net cash provided (used) by operating activities	145,651	177,162	(300,744)
Cash flows from investing activities
Purchases of investment securities available-for-sale	(269,631)	(215,595)	(397,346)
Proceeds from sales, maturities, calls, and principal paydowns of investment securities available-for-sale	151,435	114,145	161,227
Proceeds from SBA reimbursement/sale of foreclosed assets, net	8,322	—	1,837
Maturities of certificates of deposit with other banks	—	3,750	750
Purchases of loans previously sold	(116,903)	(51,172)	(16,765)
Loan and lease originations and principal collections, net	(1,444,625)	(1,132,003)	(826,877)
Proceeds from sale of long lived asset	43,598	18,588	—
Purchases of equity security investments	(7,020)	(3,390)	(9,283)
Purchases of equity method investments	(8,458)	(27,209)	(35,955)
Proceeds from sale of equity security investments	1,901	—	625
Proceeds from sale of equity method investments	1,361	7,612	148,423
Proceeds from sale of premises and equipment	1,043	100	—
Purchases of premises and equipment, net	(49,307)	(46,839)	(43,751)
Net cash used by investing activities	(1,688,284)	(1,332,013)	(1,017,115)
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Years Ended December 31,
	2024 As restated	2023 As restated	2022 As restated
Cash flows from financing activities
Net increase in deposits	$1,485,475	$1,390,091	$1,772,884
Proceeds from borrowings	99,703	2,906,071	62,096
Repayment of borrowings	(10,237)	(2,965,920)	(297,182)
Stock option exercises	2,311	1,168	2,118
Employee stock purchase program	1,449	1,396	1,067
Withholding cash issued in lieu of restricted stock and other	(8,926)	(6,725)	(4,972)
Contributions of non-controlling interest	4,523	—	—
Shareholder dividend distributions	(5,405)	(5,326)	(5,266)
Net cash provided by financing activities	1,568,893	1,320,755	1,530,745
Net increase in cash and cash equivalents	26,260	165,904	212,886
Cash and cash equivalents, beginning	582,540	416,636	203,750
Cash and cash equivalents, ending	$608,800	$582,540	$416,636

Supplemental disclosure of cash flow information
Interest paid	$436,847	$342,766	$117,516
Income tax paid, net	38,907	5,303	24,708

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains (losses) on investment securities available-for-sale, net of taxes	$2,375	$7,599	$(94,264)
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	16,676	39,901	18,496
Net transfers between foreclosed real estate and SBA receivable	497	—	(15)
Transfer asset from premises and equipment, net to held for sale assets	18,540	30,154	—
Transfer of loans held for sale to loans and leases held for investment	168,303	275,408	930,612
Transfer of loans and leases held for investment to loans held for sale	86,178	178,482	46,417
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	881	1,072	662
Equity method investment commitments	(18,358)	7,715	17,022
Equity security investment commitments	(583)	—	394
Change related to accounting change for ASU 2022-02	—	676	—
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following summarizes the activity pertaining to loans held for sale for the years ended December 31, 2024 and 2023:

	2024 As restated	2023 As restated
Balance at beginning of year	$387,037	$554,610
Originations	1,037,474	877,083
Proceeds from sale	(1,040,444)	(919,894)
Gain on sale of loans	60,899	46,545
Principal collections, net of deferred fees and costs	(16,839)	(74,381)
Non-cash transfers, net	(82,125)	(96,926)
Balance at end of period	$346,002	$387,037
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Correction of Error
Subsequent to the issuance of the Company's 2024 Consolidated Financial Statements on March 18, 2025, an error was identified in the historical Consolidated Statements of Cash Flows related to the classification of cash flows between operating and investing activities associated with the proceeds received from the sale of loan participations and the related supplemental disclosures of non-cash operating, investing, and financing activities related to these loans. Accordingly, the Company has restated the Consolidated Statements of Cash Flows to reflect the error correction. Net income, retained earnings and shareholders' equity previously reported were not affected by the error correction.
The effect of the above error noted on the previously reported Consolidated Statements of Cash Flows is presented below:

	As reported	Corrections	As restated
2024
Consolidated statement of cash flows for the year ended December 31, 2024
Operating activities:
Proceeds from sales of loans held for sale	$1,431,261	$(390,817)	$1,040,444
Net cash provided by operating activities	536,468	(390,817)	145,651

Investing activities:
Loan and lease originations and principal collections, net	$(1,835,442)	$390,817	$(1,444,625)
Net cash used by investing activities	(2,079,101)	390,817	(1,688,284)

Net increase in cash and cash equivalents	$26,260	$—	$26,260

Supplemental disclosures of noncash operating, investing, and financing activities
Transfer of loans and leases held for investment to loans held for sale	$475,567	$(389,389)	$86,178

Consolidated statement of cash flows for the year ended December 31, 2023
Operating activities:
Proceeds from sales of loans held for sale	$1,362,803	$(442,909)	$919,894
Net cash provided by operating activities	620,071	(442,909)	177,162

Investing activities:
Loan and lease originations and principal collections, net	$(1,574,912)	$442,909	$(1,132,003)
Net cash used by investing activities	(1,774,922)	442,909	(1,332,013)

Net increase in cash and cash equivalents	$165,904	$—	$165,904

Supplemental disclosures of noncash operating, investing, and financing activities

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	As reported	Corrections	As restated
Transfer of loans and leases held for investment to loans held for sale	$617,189	$(438,707)	$178,482

Consolidated statement of cash flows for the year ended December 31, 2022
Operating activities:
Proceeds from sales of loans held for sale	$1,067,758	$(425,229)	$642,529
Net cash provided by operating activities	124,485	(425,229)	(300,744)

Investing activities:
Loan and lease originations and principal collections, net	$(1,252,106)	$425,229	$(826,877)
Net cash used by investing activities	(1,442,344)	425,229	(1,017,115)

Net increase in cash and cash equivalents	$212,886	$—	$212,886

Supplemental disclosures of noncash operating, investing, and financing activities
Transfer of loans and leases held for investment to loans held for sale	$468,042	$(421,625)	$46,417
The effect of the above error noted on the previously reported activity pertaining to loans held for sale for the years ended December 31, 2024 and 2023 within this footnote is presented below:

	As reported	Corrections	As restated
2024
Proceeds from sale	$(1,431,261)	$390,817	$(1,040,444)
Principal collections, net of deferred fees and costs	(15,411)	(1,428)	(16,839)
Non-cash transfers, net	307,264	(389,389)	(82,125)

2023
Proceeds from sale	$(1,362,803)	$442,909	$(919,894)
Principal collections, net of deferred fees and costs	(70,179)	(4,202)	(74,381)
Non-cash transfers, net	341,781	(438,707)	(96,926)
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

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

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At the time of the filing of this Amendment on Form 10-K/A, covered by this Annual Report on Form 10-K/A, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this Annual Report on Form 10-K/A because of the material weaknesses in internal control over financial reporting. Notwithstanding the material weaknesses, based on additional analyses and other procedures performed, management believes that the consolidated financial statements included in this Annual Report on Form 10-K/A fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
Based on the assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024, as management did not sufficiently maintain effective control activities related to 1) the loan review process and 2) the preparation of the Statement of Cash Flows (“SCF”).
The ineffective controls over the loan review process impacted the Company’s ability to timely identify risk rating downgrades and the related impact to the allowance for credit losses (“ACL”) on loans and leases and related disclosures, while the ineffective controls over the preparation of the SCF impacted the classification of cash flows between operating and investing activities associated with the proceeds received from the sale of loan participations which resulted in quantitively material misstatements to participation loan activities between operating and investing activities within the SCF (“loan cash flow process”).

Management concluded that these material weaknesses were primarily due to (1) insufficient oversight of the control environment as it relates to the loan review process by the Company’s Risk Committee of the Board of Directors, (2) inadequate training of employees relative to internal controls over financial reporting over the review of the statement of cash flows and the loan review process, and (3) lack of effective risk assessment process and monitoring activities responsive to the classification of cash proceeds from the sale of loan participations in the SCF in compliance with applicable GAAP requirements as well as both risks in the loan portfolio and the current economic environment, including the continued appropriateness of control design and level of documentation.
These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and the Company’s internal control over financial reporting was not effective as of December 31, 2024.
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
Remediation Status of Reported Material Weaknesses
The Company is currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. The Company is committed to maintaining a strong internal control environment and to ensuring that proper oversight and a consistent tone is communicated throughout the organization. The Company expects that existing deficiencies will be remediated through implementation of processes and controls designed to ensure compliance with GAAP.
Specifically, we are in the process of strengthening our internal control over financial reporting as follows:
Loan review process
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
Cash flow process
•Enhance cash flow preparation and review controls to ensure underlying participation loan information used is complete and accurate, is representative of business activities and is aligned with disclosure requirements.
•Provide training specific to the SCF classification to ensure compliance with GAAP for lending activities, including internal control considerations with a focus on risk assessment, design and monitoring.
We believe that these actions will remediate the material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Except for the material weakness in internal control over financial reporting described above related to the loan review process, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is included in the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders (the “Proxy Statement”), under the headings “Proposal 1: Election of Directors,” “Qualifications of Directors,” “Code of Ethics and Conflict of Interest Policy,” “Director Relationships,” “Committees of the Board or Directors,” “Executive Officers,” “Report of the Audit Committee,” “Insider Trading Policy,” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference. The Proxy Statement was filed with the Securities and Exchange Commission on April 4, 2025.
Item 11.EXECUTIVE COMPENSATION
Except as set forth below, the information required by Item 11 is included in the section of the Proxy Statement entitled “Executive Compensation and Other Matters” under the following headings and is incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation and Other Tables,” “Potential Payments upon Termination or Change in Control,” “Principal Executive Officer Pay Ratio,” and “Director Compensation,” and in the section of the Proxy Statement entitled “Corporate Governance” under the heading “Compensation Committee Interlocks and Insider Participation.”
Executive Compensation Clawback Policy
The Board of Directors has adopted a Clawback Policy intended to comply with the final clawback rules adopted by the SEC pursuant to Section 10D and Rule 10D-1 of the Exchange Act, and the related NYSE listing requirements (together, the “Final Clawback Rules”). The Clawback Policy requires the Company to recover reasonably promptly any erroneously awarded incentive-based compensation received by current and former executive officers (as defined in the Clawback Policy) of the Company in the event that the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether an executive officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Company may recoup from current or former executive officers erroneously awarded incentive-based compensation received within a look-back period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement. The policy applies to incentive compensation received by covered executive officers on or after October 2, 2023. A copy of the policy was filed as Exhibit 97 to our Annual Report on Form 10-K, filed with the SEC on February 22, 2024.
As disclosed in this Annual Report on Form 10-K/A, the Company has restated its Consolidated Financial Statements in order to restate the Statements of Cash Flows. This restatement is due to an error in the classification of cash flows between operating and investing activities associated with the proceeds received from the sale of loan participations and the related supplemental disclosures of non-cash operating, investing and financing activities related to these loans. In connection with this Form 10-K/A, the Company considered whether this error and the resulting restatement required recovery of incentive-based compensation under the Clawback Policy. The Company concluded that no incentive compensation was paid based on the information that is the subject of the restatement, and that no recovery of incentive-based compensation was required.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is included in the Proxy Statement under the headings “Beneficial Ownership of Our Common Stock” and “Executive Compensation and Other Matters - Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is included in the Corporate Governance section of the Proxy Statement under the headings “Director Independence,” "Director Relationships,” “Indebtedness of and Transactions with Management,” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is included in the Proxy Statement under the heading “Proposal 3: Ratification of Independent Auditors” and is incorporated herein by reference.
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

(a)(3) Exhibits. The exhibits listed below are filed or furnished as a part of this Annual Report on Form 10-K/A.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)

3.2	Amended Bylaws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the amended registration statement on Form S-1, filed on July 13, 2015)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)

4.2	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 of the annual report on Form 10-K, filed on February 27, 2020)

10.1	2008 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the registration statement on Form S-1, filed on June 19, 2015) #

10.2.1	2008 Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-1, filed on June 19, 2015) #

10.2.2	Amendment to 2008 Nonstatutory Stock Option Plan effective July 1, 2019 (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q, filed on August 6, 2019) #

10.3.1	Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed on May 12, 2021) #
10.3.2	Amendment to Second Amended and Restated 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-8, filed on August 6, 2024) #

10.4.1	2015 Omnibus Stock Incentive Plan as Amended and Restated effective May 24, 2016 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 27, 2016) #

10.4.2	Amendment to 2015 Omnibus Stock Incentive Plan dated May 15, 2018 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 18, 2018) #

10.4.3	Amendment to 2015 Omnibus Stock Incentive Plan dated May 11, 2021 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on May 12, 2021) #

10.4.4	Amendment to 2015 Omnibus Stock Incentive Plan dated November 23, 2023 (incorporated by reference to Exhibit 10.4.4 of the annual report on Form 10-K, filed on February 22, 2024) #

10.5.1	Form of Stock Option Award Agreement for executive officers under the 2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the 2015 10-K) #

10.5.2	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 14, 2020) #

10.5.3	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.2 of the current report on Form 8-K filed on February 24, 2021) #

10.5.4	RSU Award Agreement for William C. Losch, III (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q filed on November 3, 2021) #

10.5.5	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 18, 2022) #

10.5.6	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 17, 2023) #

10.5.7	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 16, 2024) #

10.5.8	Letter Amendment to Form of RSU Award Agreements for certain executive officers (incorporated by reference to Exhibit 10.6.9 of the annual report on Form 10-K filed February 22, 2024) #

10.5.9	Form of 2024 RSU Award Agreement for non-employee directors (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed on August 6, 2024) #

10.5.10	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed on February 14, 2025)

16.1	Letter from Forvis Mazars, LLP dated August 9, 2024 (incorporated by reference to Exhibit 16.1 of the current report on Form 8-K filed on August 9, 2024)

19.1	Live Oak Bancshares, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the annual report on Form 10-K filed on March 18, 2025)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the annual report on Form 10-K filed on March 18, 2025)

23.1	Consent of the Independent Registered Public Accounting Firm - KPMG, LLP*

23.2	Consent of the Independent Registered Public Accounting Firm - Forvis Mazars, LLP*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97	Live Oak Bancshares, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the annual report on Form 10-K filed February 22, 2024)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a document being filed with this Form 10-K.

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

Live Oak Bancshares, Inc.
(Registrant)

Date: November 17, 2025	By:	/s/ James S. Mahan III
James S. Mahan III
Chairman and Chief Executive Officer
(Principal Executive Officer)