Form 10-Q
period 2025-09-30
Live Oak Bancshares, Inc.
filed 2025-11-17
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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

EXPLANATORY NOTE
This Form 10-Q includes information to present the effect of restatements to the Consolidated Financial Statements for the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025 (including all periods within the filings) (the “Prior Forms 10-Q”), to make corrections to the Consolidated Statements of Cash Flows. This information is included in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, under the heading “Note 1. Basis of Presentation - Correction of Error.” The restatement of the financial statements in the Prior Forms 10-Q reflect the correction of an error for the classification of cash flows between operating and investing activities associated with the proceeds received from the sale of loan participations and the related supplemental disclosures of non-cash operating, investing, and financing activities related to these loans within the Consolidated Statements of Cash Flows.

The following sections in the Form 10-Q reflect this restatement:

Part I - Item 1. Financial Statements
Part I - Item 4. Controls and Procedures
Part II - Item 1A. Risk Factors

Live Oak Bancshares, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Live Oak Bancshares, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2025 (unaudited) and December 31, 2024
(Dollars in thousands)

	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$892,445	$608,800
Certificates of deposit with other banks	250	250
Investment securities available-for-sale	1,373,219	1,248,203
Loans held for sale	360,693	346,002
Loans and leases held for investment (includes $280,291 and $328,746 measured at fair value, respectively)	11,554,818	10,233,374
Allowance for credit losses on loans and leases	(185,700)	(167,516)
Net loans and leases	11,369,118	10,065,858
Premises and equipment, net	241,140	264,059
Foreclosed assets	11,024	1,944
Servicing assets (includes $62,321 and $55,788 measured at fair value, respectively)	62,491	56,144
Other assets	355,522	352,120
Total assets	$14,665,902	$12,943,380
Liabilities and shareholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$494,019	$318,890
Interest-bearing	12,796,704	11,441,604
Total deposits	13,290,723	11,760,494
Borrowings	105,045	112,820
Other liabilities	67,585	66,570
Total liabilities	13,463,353	11,939,884
Shareholders’ equity
Series A Preferred stock, no par value, 1,000,000 shares authorized, 100,000 shares and 0 shares, issued and outstanding at September 30, 2025 and December 31, 2024, respectively	96,266	—
Class A common stock, no par value, 100,000,000 shares authorized, 45,855,739 and 45,359,425 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	383,288	365,607
Retained earnings	770,820	715,767
Accumulated other comprehensive loss	(52,151)	(82,344)
Total shareholders' equity attributed to Live Oak Bancshares, Inc.	1,198,223	999,030
Non-controlling interest	4,326	4,466
Total shareholders’ equity	1,202,549	1,003,496
Total liabilities and shareholders’ equity	$14,665,902	$12,943,380
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three and nine months ended September 30, 2025 and 2024 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income
Loans and fees on loans	$211,599	$192,170	$611,728	$550,020
Investment securities, taxable	12,175	9,750	34,912	27,923
Other interest earning assets	7,654	7,016	22,177	21,861
Total interest income	231,428	208,936	668,817	599,804
Interest expense
Deposits	114,266	110,174	338,534	317,530
Borrowings	1,677	1,762	5,045	3,843
Total interest expense	115,943	111,936	343,579	321,373
Net interest income	115,485	97,000	325,238	278,431
Provision for credit losses	22,242	34,502	74,458	62,631
Net interest income after provision for credit losses	93,243	62,498	250,780	215,800
Noninterest income
Loan servicing revenue	8,812	8,040	25,675	23,011
Loan servicing asset revaluation	(4,360)	(4,207)	(12,145)	(9,829)
Net gains on sales of loans	20,868	16,646	61,157	42,543
Net (loss) gain on loans accounted for under the fair value option	(350)	2,255	(302)	2,208
Equity method investments (loss) income	(1,470)	(1,393)	(6,425)	(8,182)
Equity security investments gains, net	18	909	1,042	541
Lease income	2,179	2,424	7,855	7,300
Management fee income	—	1,116	—	7,658
Other noninterest income	4,917	7,142	13,864	27,938
Total noninterest income	30,614	32,932	90,721	93,188
Noninterest expense
Salaries and employee benefits	52,817	44,524	149,962	138,054
Travel expense	2,480	2,344	7,851	7,110
Professional services expense	1,999	3,287	7,897	8,226
Advertising and marketing expense	1,839	2,473	9,924	9,169
Occupancy expense	2,339	2,807	7,445	7,442
Technology expense	10,234	9,081	29,551	24,800
Equipment expense	3,320	3,472	10,750	10,057
Other loan origination and maintenance expense	4,777	4,872	13,552	12,442
Renewable energy tax credit investment impairment (recovery)	336	115	606	(642)
FDIC insurance	3,643	1,933	10,739	7,782
Other expense	3,501	2,681	12,318	8,542
Total noninterest expense	87,285	77,589	260,595	232,982
Income before taxes	36,572	17,841	80,906	76,006
Income tax expense	10,106	4,816	21,385	8,432
Net income	26,466	13,025	59,521	67,574
Net loss attributable to non-controlling interest	50	—	140	—
Net income attributable to Live Oak Bancshares, Inc.	26,516	13,025	59,661	67,574
Preferred stock dividends	954	—	954	—
Net income attributable to common shareholders	$25,562	$13,025	$58,707	$67,574
Basic earnings per share	$0.56	$0.28	$1.29	$1.50
Diluted earnings per share	$0.55	$0.28	$1.28	$1.48
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2025 and 2024 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$26,466	$13,025	$59,521	$67,574
Other comprehensive income before tax:
Net unrealized gain on investment securities available-for-sale during the period	12,319	38,565	39,727	30,953
Reclassification adjustment for gain on sale of securities available-for-sale included in net income	—	—	—	—
Other comprehensive income before tax	12,319	38,565	39,727	30,953
Income tax expense	(2,956)	(9,256)	(9,534)	(7,429)
Other comprehensive income, net of tax	9,363	29,309	30,193	23,524
Total comprehensive income	35,829	42,334	89,714	91,098
Comprehensive loss attributable to non-controlling interest	50	—	140	—
Total comprehensive income attributable to Live Oak Bancshares, Inc.	$35,879	$42,334	$89,854	$91,098
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three and nine months ended September 30, 2025 and 2024 (unaudited)
(Dollars in thousands)

	Three Months Ended
	Preferred Stock		Common stock			Retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interest	Total equity
	Shares	Amount	Shares		Amount
	Series A		Class A	Class B
Balance at June 30, 2025	—	$—	45,686,081	—	$377,953	$746,450	$(61,514)	$4,376	$1,067,265
Net income	—	—	—	—	—	26,516	—	(50)	26,466
Other comprehensive income	—	—	—	—	—	—	9,363	—	9,363
Issuance of restricted stock	—	—	80,886	—	—	—	—	—	—
Issuance of Series A preferred stock, net of issuance costs	100,000	96,266	—	—	—	—	—	—	96,266
Tax withholding related to vesting of restricted stock and other	—	—	—	—	(2,080)	—	—	—	(2,080)
Employee stock purchase program	—	—	15,403	—	562	—	—	—	562
Stock option exercises	—	—	73,369	—	951	—	—	—	951
Restricted stock compensation expense	—	—	—	—	5,902	—	—	—	5,902
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	—	—	183	—	—	183
Cash dividends - preferred	—	—	—	—	—	(954)	—	—	(954)
Cash dividends ($0.03 per share) - common	—	—	—	—	—	(1,375)	—	—	(1,375)
Balance at September 30, 2025	100,000	$96,266	45,855,739	—	$383,288	$770,820	$(52,151)	$4,326	$1,202,549

Balance at June 30, 2024	—	$—	45,003,856	—	$356,381	$695,172	$(90,504)	$—	$961,049
Net income	—	—	—	—	—	13,025	—	—	13,025
Other comprehensive income	—	—	—	—	—	—	29,309	—	29,309
Issuance of restricted stock	—	—	78,402	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	—	—	(2,356)	—	—	—	(2,356)
Employee stock purchase program	—	—	16,445	—	747	—	—	—	747
Stock option exercises	—	—	52,988	—	539	—	—	—	539
Restricted stock compensation expense	—	—	—	—	6,614	—	—	—	6,614
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	—	—	183	—	—	183
Cash dividends ($0.03 per share) - common	—	—	—	—	—	(1,354)	—	—	(1,354)
Balance at September 30, 2024	—	$—	45,151,691	—	$361,925	$707,026	$(61,195)	$—	$1,007,756

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)
For the three and nine months ended September 30, 2025 and 2024 (unaudited)
(Dollars in thousands)

			Nine Months Ended
	Preferred Stock		Common stock			Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest	Total equity
	Shares	Amount	Shares		Amount
	Series A		Class A	Class B
Balance at December 31, 2024	—	$—	45,359,425	—	$365,607	$715,767	$(82,344)	$4,466	$1,003,496
Net income	—	—	—	—	—	59,661	—	(140)	59,521
Other comprehensive income	—	—	—	—	—	—	30,193	—	30,193
Issuance of restricted stock	—	—	261,390	—	—	—	—	—	—
Issuance of Series A preferred stock, net of issuance costs	100,000	96,266	—	—	—	—	—	—	96,266
Tax withholding related to vesting of restricted stock and other	—	—	—	—	(5,551)	—	—	—	(5,551)
Employee stock purchase program	—	—	38,418	—	1,221	—	—	—	1,221
Stock option exercises	—	—	196,506	—	2,497	—	—	—	2,497
Restricted stock compensation expense	—	—	—	—	19,514	—	—	—	19,514
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	—	—	457	—	—	457
Cash dividends - preferred	—	—	—	—	—	(954)	—	—	(954)
Cash dividends ($0.09 per share) - common	—	—	—	—	—	(4,111)	—	—	(4,111)
Balance at September 30, 2025	100,000	$96,266	45,855,739	—	$383,288	$770,820	$(52,151)	$4,326	$1,202,549

Balance at December 31, 2023	$—	$—	44,617,673	—	$344,568	$642,817	$(84,719)	$—	$902,666
Net income	—	—	—	—	—	67,574	—	—	67,574
Other comprehensive loss	—	—	—	—	—	—	23,524	—	23,524
Issuance of restricted stock	—	—	247,685	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	—	—	(5,750)	—	—	—	(5,750)
Employee stock purchase program	—	—	34,930	—	1,449	—	—	—	1,449
Stock option exercises	—	—	251,403	—	1,945	—	—	—	1,945
Restricted stock compensation expense	—	—	—	—	19,713	—	—	—	19,713
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	—	—	684	—	—	684
Cash dividends ($0.09 per share) - common	—	—	—	—	—	(4,049)	—	—	(4,049)
Balance at September 30, 2024	—	$—	45,151,691	—	$361,925	$707,026	$(61,195)	$—	$1,007,756
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2025 and 2024 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024 As restated
Cash flows from operating activities
Net income	$59,521	$67,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,430	16,631
Provision for credit losses	74,458	62,631
Accretion of discount on securities, net	(445)	(631)
Deferred tax expense (benefit)	3,577	(8,989)
Originations of loans held for sale	(1,044,930)	(744,286)
Proceeds from sales of loans held for sale	995,641	745,063
Net gains on sale of loans held for sale	(61,157)	(42,543)
Net (gain) loss on impairment or sale of foreclosed assets	(33)	9
Net loss (gain) on loans accounted for under fair value option	302	(2,208)
Net change in servicing assets	(6,347)	(3,962)
Net gain on disposal of long-lived assets	—	(9,079)
Net loss on disposal of property and equipment	3,517	177
Equity method investments loss (income)	6,425	8,182
Equity security investments (gains) losses, net	(1,042)	(541)
Loss (gain) on equity warrant assets	819	(6,119)
Renewable energy tax credit investment impairment (recovery)	606	(642)
Restricted stock compensation expense	19,514	19,713
Stock based compensation excess tax (deficiency) benefit	(669)	729
Lease right-of-use assets and liabilities, net	(10)	166
Changes in assets and liabilities:
Other assets	8,246	(4,915)
Other liabilities	129	10,146
Net cash provided by operating activities	78,552	107,106
Cash flows from investing activities
Purchases of investment securities available-for-sale	(209,171)	(189,116)
Proceeds from maturities, calls, and principal paydowns of investment securities available-for-sale	124,327	113,394
Proceeds from sale of foreclosed assets	3,137	583
Purchases of loans previously sold	(85,379)	(67,424)
Loan and lease originations and principal collections, net	(1,231,068)	(1,083,063)
Proceeds from sale of long-lived asset	—	43,598
Purchases of equity security investments	(4,931)	(3,951)
Purchases of equity method investments	(3,781)	(6,426)
Proceeds from sale of equity security investments	708	1,177
Proceeds from sale of equity method investments	522	1,338
Proceeds from sale of premises and equipment	4,361	978
Purchases of premises and equipment, net	(5,454)	(45,289)
Net cash used by investing activities	(1,406,729)	(1,234,201)

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
For the nine months ended September 30, 2025 and 2024 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024 As restated
Cash flows from financing activities
Net increase in deposits	$1,530,229	$1,125,528
Proceeds from borrowings	123	99,659
Repayment of borrowings	(7,898)	(7,642)
Stock option exercises	2,497	1,945
Employee stock purchase program	1,221	1,449
Proceeds from the issuance of preferred stock, net	96,266	—
Tax withholding related to vesting of restricted stock and other	(5,551)	(5,750)
Shareholder dividend distributions - preferred	(954)	—
Shareholder dividend distributions - common	(4,111)	(4,049)
Net cash provided by financing activities	1,611,822	1,211,140
Net increase in cash and cash equivalents	283,645	84,045
Cash and cash equivalents, beginning	608,800	582,540
Cash and cash equivalents, ending	$892,445	$666,585

Supplemental disclosures of cash flow information
Interest paid	$343,299	$321,470
Income tax paid, net	16,267	26,476

Supplemental disclosures of noncash investing and financing activities
Unrealized holding gains on investment securities available-for-sale, net of taxes	$30,193	$23,524
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	35,421	10,351
Net transfers between foreclosed assets and SBA receivable	33	—
Transfer from premises and equipment, net to other assets	—	18,540
Transfer of loans held for sale to loans and leases held for investment	148,037	139,714
Transfer of loans and leases held for investment to loans held for sale	73,162	82,351
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	457	684
Accrued premises and equipment additions	—	297
Equity method investment commitments	—	1,008
Equity security investment commitments	—	2,500
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
As of September 30, 2025, the Company’s wholly owned material subsidiaries are the Bank, Government Loan Solutions, Inc. (“GLS”), Live Oak Grove, LLC (“Grove”), and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining at the Company's Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors, LLC (“Canapi Advisors”) was a wholly owned subsidiary providing investment advisory services to a series of funds (the “Canapi Funds”) focused on providing venture capital to new and emerging financial technology companies. During the third quarter of 2024, the Canapi Funds were restructured and Canapi Advisors voluntarily withdrew as an investment advisor to the funds. Canapi Advisors was subsequently dissolved in the fourth quarter of 2024. During the fourth quarter of 2024, Live Oak Ventures consolidated its investment in Synply, Inc. (“Synply”) as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions. The non-controlling interest in Synply is disclosed according to the Company’s consolidation policy.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024, filed with the Securities Exchange Commission (“SEC”) on November 17, 2025 (SEC File No. 001-37497) (the “2024 Form 10-K/A”). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2024 Form 10-K/A. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2024 Form 10-K/A.
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
Business Segments
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the President of Live Oak Bancshares, Inc. and the Bank. In determining the appropriateness of the segment definition, the Company considers the components of the business about which financial information is available and components the chief operating decision maker regularly evaluates relative to resource allocation and performance assessment.
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
Use of Estimates
In preparing unaudited condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for credit losses (“ACL”) is a material estimate that is particularly susceptible to significant change in the near term.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Changes in Accounting Estimates
During the third quarter of 2025, the Company made enhancements to the quantitative and qualitative components of the ACL estimate. Within the quantitative component, the Company updated the method used to forecast the probability of default during a reasonable and supportable forecast period. The Company changed the economic variable used in forecasting default rates from the national unemployment rate to the Baa-rated Corporate Bond Yield utilizing a logistic regression and changed the default rate forecast starting point from 36 month historical default performance to the most recent 12 month trailing average default performance. These changes were based on a statistical analysis of historical defaults and macroeconomic factors. In conjunction with the enhancements made to the probability of default methodology, the Company made enhancements to the qualitative framework to introduce weighting of quantifiable credit metrics used in the qualitative ACL estimate to put more weight on the metrics that are the strongest indicators of credit risk in the portfolio. The cumulative effect of these changes was not material.
During the second quarter of 2024, the Company made enhancements to the qualitative framework of the ACL. The enhanced framework leverages quantifiable credit risk metrics as well as current and forecasted economic conditions to determine possible portfolio outcomes that are not captured in quantitatively modeled results. The framework continues to consider risk factors which include, but are not limited to, changes in lending policies, economic and business conditions, nature and volume of portfolio, volume and severity of past due loans, value of underlying collateral, concentrations, and prepayment speeds. The result of these changes was not material.
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
Preferred Stock
On August 4, 2025, the Company issued and sold 4,000,000 depositary shares (the “Depositary Shares”), each representing a 1/40th interest in a share of the Company’s 8.375% Fixed Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value per share (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock (equivalent to $25 per Depositary Share), which represents $100,000,000 in aggregate liquidation preference. Net proceeds, after underwriting discounts and expenses, totaled $96.3 million. Holders of the Series A Preferred Stock and Depositary Shares will not have voting rights, except with respect to certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. The Company may redeem the Series A Preferred Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after September 15, 2030 or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in either case at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends.
During three months ended September 30, 2025, a cash dividend of $0.23845 per Depositary Share of its Series A Preferred Stock was declared and paid.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Correction of Error
Subsequent to the issuance of the Company's March 31, 2025 and June 30, 2025 Quarterly Consolidated Financial Statements on May 5, 2025 and August 5, 2025, respectively, an error was identified in the historical Condensed Consolidated Statements of Cash Flows related to the classification of cash flows between operating and investing activities associated with the proceeds received from the sale of loan participations and the related supplemental disclosures of non-cash operating, investing, and financing activities related to these loans. Accordingly, the Company has restated the Condensed Consolidated Statements of Cash Flows to reflect the error correction for the three months ended March 31, 2025 and 2024, six months ended June 30, 2025 and 2024 and nine months ended September 30, 2024. Net income, retained earnings and shareholders' equity previously reported were not affected by the error correction.
The effect of the above error on previously reported Condensed Consolidated Statements of Cash Flows is presented below:

	As reported	Corrections	As restated
2025
Condensed consolidated statement of cash flows for the three months ended March 31, 2025
Operating activities:
Proceeds from sales of loans held for sale	$422,294	$(137,954)	$284,340
Net cash provided by (used in) operating activities	104,977	(137,954)	(32,977)

Investing activities:
Loan and lease originations and principal collections, net	$(524,894)	$137,954	$(386,940)
Net cash used by investing activities	(599,264)	137,954	(461,310)

Net increase in cash and cash equivalents	$135,463	$—	$135,463

Supplemental disclosures of noncash operating, investing, and financing activities
Transfer of loans held for sale to loans and leases held for investment	$205,385	$(137,370)	$68,015
Transfer of loans and leases held for investment to loans held for sale	283,718	(274,740)	8,978

Condensed consolidated statement of cash flows for the six months ended June 30, 2025
Operating activities:
Proceeds from sales of loans held for sale	$924,481	$(296,882)	$627,599
Net cash provided by operating activities	313,146	(296,882)	16,264

Investing activities:
Loan and lease originations and principal collections, net	$(984,384)	$296,882	$(687,502)
Net cash used by investing activities	(1,084,324)	296,882	(787,442)

Net increase in cash and cash equivalents	$53,955	$—	$53,955

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	As reported	Corrections	As restated

Supplemental disclosures of noncash operating, investing, and financing activities
Transfer of loans held for sale to loans and leases held for investment	$408,925	$(295,599)	$113,326
Transfer of loans and leases held for investment to loans held for sale	610,907	(591,199)	19,708

2024
Condensed consolidated statement of cash flows for the three months ended March 31, 2024
Operating activities:
Proceeds from sales of loans held for sale	$258,708	$(60,725)	$197,983
Net cash provided by operating activities	90,893	(60,725)	30,168

Investing activities:
Loan and lease originations and principal collections, net	$(228,713)	$60,725	$(167,988)
Net cash used by investing activities	(278,698)	60,725	(217,973)

Net increase in cash and cash equivalents	$14,854	$—	$14,854

Supplemental disclosures of noncash operating, investing, and financing activities
Transfer of loans and leases held for investment to loans held for sale	$63,508	$(60,552)	$2,956

Condensed consolidated statement of cash flows for the six months ended June 30, 2024
Operating activities:
Proceeds from sales of loans held for sale	$577,817	$(115,071)	$462,746
Net cash provided by operating activities	174,769	(115,071)	59,698

Investing activities:
Loan and lease originations and principal collections, net	$(577,457)	$115,071	$(462,386)
Net cash used by investing activities	(664,282)	115,071	(549,211)

Net increase in cash and cash equivalents	$32,909	$—	$32,909

Supplemental disclosures of noncash operating, investing, and financing activities
Transfer of loans and leases held for investment to loans held for sale	$178,482	$(114,800)	$63,682

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	As reported	Corrections	As restated

Condensed consolidated statement of cash flows for the nine months ended September 30, 2024
Operating activities:
Proceeds from sales of loans held for sale	$1,003,740	$(258,677)	$745,063
Net cash provided by operating activities	365,783	(258,677)	107,106

Investing activities:
Loan and lease originations and principal collections, net	$(1,341,740)	$258,677	$(1,083,063)
Net cash used by investing activities	(1,492,878)	258,677	(1,234,201)

Net increase in cash and cash equivalents	$84,045	$—	$84,045

Supplemental disclosures of noncash operating, investing, and financing activities
Transfer of loans and leases held for investment to loans held for sale	$340,121	$(257,770)	$82,351
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In September 2025, the FASB issued ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 indicates an entity should start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this standard will be effective for the Company on January 1, 2028. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07 “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” (“ASU 2025-07”). ASU 2025-07 adds a scope exception from derivative accounting for nonexchange traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. It also clarifies that the revenue guidance in ASC 606 applies initially to share-based noncash consideration received from a customer for the transfer of goods or services. The guidance in other ASCs, including derivatives (ASC 815) and equity securities (ASC 321), is not applied unless and until the entity’s right to receive or retain the share-based noncash consideration is unconditional under ASC 606.The amendments in this standard will be effective for the Company on January 1, 2027. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share:
Net income attributable to common shareholders	$25,562	$13,025	$58,707	$67,574
Weighted-average basic shares outstanding	45,780,794	45,073,482	45,632,313	44,937,409
Basic earnings per share	$0.56	$0.28	$1.29	$1.50
Diluted earnings per share:
Net income attributable to common shareholders	$25,562	$13,025	$58,707	$67,574
Total weighted-average basic shares outstanding	45,780,794	45,073,482	45,632,313	44,937,409
Add effect of dilutive stock options and restricted stock grants	436,164	880,465	324,522	769,836
Total weighted-average diluted shares outstanding	46,216,958	45,953,947	45,956,835	45,707,245
Diluted earnings per share	$0.55	$0.28	$1.28	$1.48
Anti-dilutive stock options and restricted stock grants	490,788	297,730	1,389,056	567,464

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 4. Investments
Available-for-Sale
The carrying amount of investments and their approximate fair values are reflected in the following table:

September 30, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$13,596	$25	$30	$13,591
Mortgage-backed securities	1,425,085	5,244	73,798	1,356,531
Municipal bonds	3,158	—	61	3,097
Total	$1,441,839	$5,269	$73,889	$1,373,219

December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$18,196	$—	$299	$17,897
Mortgage-backed securities	1,335,177	1,083	108,927	1,227,333
Municipal bonds	3,176	—	203	2,973
Total	$1,356,549	$1,083	$109,429	$1,248,203
During the three months ended September 30, 2025, six securities totaling $12.5 million were settled and one security totaling $3.0 million matured. During the nine months ended September 30, 2025, thirteen securities totaling $29.4 million were settled and two securities totaling $7.0 million matured. During the three months ended September 30, 2024, four securities totaling $3.7 million were settled. During the nine months ended September 30, 2024, six securities totaling $18.5 million were settled, one security totaling $2.5 million was called and one security totaling $3.0 million matured.
Accrued interest receivable on available-for-sale securities totaled $4.8 million and $4.2 million at September 30, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$2,993	$7	$2,957	$23	$5,950	$30
Mortgage-backed securities	105,622	677	799,834	73,121	905,456	73,798
Municipal bonds	3,015	48	82	13	3,097	61
Total	$111,630	$732	$802,873	$73,157	$914,503	$73,889

	Less Than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$8,036	$189	$9,861	$110	$17,897	$299
Mortgage-backed securities	265,934	4,173	859,819	104,754	1,125,753	108,927
Municipal bonds	—	—	2,973	203	2,973	203
Total	$273,970	$4,362	$872,653	$105,067	$1,146,623	$109,429

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
At September 30, 2025, there were 385 mortgage-backed securities, one U.S. government agency and one municipal bond in unrealized loss positions for greater than 12 months. There were 15 mortgage-backed securities, one U.S. government agency and two municipal bonds in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2024 were comprised of 404 mortgage-backed securities, three U.S. government agencies and two municipal bonds in unrealized loss positions for greater than 12 months. There were 59 mortgage-backed securities and two U.S. government agencies in unrealized loss positions for less than 12 months.
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
All mortgage-backed securities in the Company’s portfolio at September 30, 2025 and December 31, 2024 were backed by U.S. government sponsored enterprises (“GSEs”).
The following is a summary of investment securities by maturity:

	September 30, 2025
	Available-for-Sale
	Amortized Cost	Fair Value
U.S. government agencies
One to five years	$3,727	$3,707
Five to ten years	9,869	9,884
Total	13,596	13,591
Mortgage-backed securities
Within one year	29,220	28,987
One to five years	218,918	214,594
Five to ten years	191,066	177,155
After 10 years	985,881	935,795
Total	1,425,085	1,356,531
Municipal bonds
Five to ten years	3,063	3,015
After 10 years	95	82
Total	3,158	3,097
Total	$1,441,839	$1,373,219
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may prepay sooner than scheduled.
At September 30, 2025, investment securities with a fair value of $580.2 million and amortized cost of $630.2 million were pledged to support unused borrowing capacity. At December 31, 2024, investment securities with a fair value of $621.4 million and amortized cost of $695.1 million were pledged to support unused borrowing capacity.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Method Accounting
The carrying amount and ownership percentage of each equity method investment at September 30, 2025 and December 31, 2024 is reflected in the following table:

	September 30, 2025		December 31, 2024
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.(1)	$48,640	40.4%	$53,108	40.4%
Canapi Ventures SBIC Fund, LP (2) (6)	11,221	2.9	11,504	2.9
Canapi Ventures Fund, LP (3) (6)	1,367	1.5	1,438	1.5
Canapi Ventures Fund II, LP (4) (6)	3,199	1.6	2,193	1.6
Canapi Ventures SBIC Fund II, LP (5) (6)	1,830	2.9	1,238	2.9
Affordable housing (7)	13,716	Various	14,724	Various
Solar tax credit investments (8)	4,250	99.0	5,309	99.0
Other (9)	576	Various	1,489	Various
Total	$84,799		$91,003

(1)	On October 21, 2025, the Company sold all interest in Apiture, Inc. Please refer to Note 11. Subsequent Event for details.
(2)	Investment unfunded commitments of $4.8 million and $5.0 million as of September 30, 2025 and December 31, 2024, respectively.
(3)	Investment unfunded commitments of $472 thousand and $492 thousand as of September 30, 2025 and December 31, 2024, respectively.
(4)	Investment unfunded commitments of $4.0 million and $5.2 million as of September 30, 2025 and December 31, 2024, respectively.
(5)	Investment unfunded commitments of $5.8 million and $6.5 million as of September 30, 2025 and December 31, 2024, respectively.
(6)	Investee is accounted for under equity method due to the Company's potential influence with investment advisor.
(7)
Affordable Housing includes low income housing tax credit (“LIHTC”) in Estrella Landing Apartments LLC (“Estrella Landing”), in which the Company holds a 99.9% limited member interest. Also included are Cape Fear Collective Impact Opportunity 1 LLC (“Cape Fear Collective 1”) and Cape Fear Collective Impact Opportunity 2 LLC (“Cape Fear Collective 2”) which the Company holds 91.0% and 32.3% of limited member interests, respectively. As of December 31, 2024, the Company had an unfunded commitment of $1.7 million in Estrella Landing. There was no unfunded commitment as of September 30, 2025.

(8)
Solar tax credit investments includes Green Sun Tenant LLC (“Green Sun”), SVA 2021-2 TE Holdco LLC (“Sun Vest”), EG5 CSP1 Holding LLC (“HEP”), and HRE Lessee I, LLC (“Heelstone”), which the Company holds a 99.0% limited member interest in all investments.

(9)
Other investments includes OTR Fund I, LLC (“OTR”) which the Company holds 5.9% of limited member interests. This investment category also includes the carried interest security related to Canapi Ventures Fund I, L.P.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Security Accounting
The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value for the nine months ended September 30, 2025 and 2024 is reflected in the following table:

	As of and for the nine month period ended
	September 30, 2025	September 30, 2024
Carrying value (1)	$85,156	$82,778
Carrying value adjustments:
Impairment	—	—
Upward changes for observable prices (2)	1,128	409
Downward changes for observable prices	(158)	(369)
Net upward (downward) change	$970	$40

(1)	Investment unfunded commitments of $6.9 million and $4.4 million as of September 30, 2025, and September 30, 2024, respectively.
(2)	The equity securities portfolio has recognized cumulative adjustments of $49.7 million over the life of the equity security portfolio as of September 30, 2025.
For the three and nine months ended September 30, 2025, the Company recognized unrealized gains on all equity securities held at the reporting date of $5 thousand and $986 thousand, respectively. For the three and nine months ended September 30, 2024, the Company recognized unrealized gains on all equity securities held at the reporting date of $383 thousand and $114 thousand, respectively.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a summary of the VIEs that the Company has not consolidated as of September 30, 2025 and December 31, 2024:

September 30, 2025	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$4,250	$27,691	$—	Other assets (1)
Affordable housing	13,717	14,658	—	Other assets (2)
Canapi Funds	17,853	32,936	—	Other assets (3)
Non-marketable and other equity investments	5,117	11,987	—	Other assets (4)

December 31, 2024	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$5,309	$38,107	$—	Other assets (5)
Affordable housing	12,940	15,463	—	Other assets (6)
Canapi Funds	17,104	34,269	—	Other assets (7)
Non-marketable and other equity investments	5,290	9,591	—	Other assets (8)

(1)	Maximum exposure to loss includes $4.3 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $23.4 million.
(2)	Maximum exposure to loss includes $13.7 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $941 thousand.
(3)	Maximum exposure to loss includes $17.9 million of current investments and $15.1 million in unfunded commitments.
(4)	Maximum exposure to loss includes $5.1 million of current investments and $6.9 million in unfunded commitments.
(5)	Maximum exposure to loss includes $5.3 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $32.8 million.
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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
September 30, 2025
Commercial & Industrial
Small Business Banking	$2,383,259	$31,991	$129,342	$161,333	$2,544,592	$90,939	$2,635,531
Commercial Banking	2,594,906	92,960	29,707	122,667	2,717,573	47,697	2,765,270
Paycheck Protection Program	1,128	—	—	—	1,128	—	1,128
Total	4,979,293	124,951	159,049	284,000	5,263,293	138,636	5,401,929
Construction & Development
Small Business Banking	596,772	4,997	1,026	6,023	602,795	—	602,795
Commercial Banking	75,266	—	—	—	75,266	—	75,266
Total	672,038	4,997	1,026	6,023	678,061	—	678,061
Commercial Real Estate
Small Business Banking	3,193,756	31,840	75,358	107,198	3,300,954	100,836	3,401,790
Commercial Banking	1,337,830	43,242	8,414	51,656	1,389,486	15,803	1,405,289
Total	4,531,586	75,082	83,772	158,854	4,690,440	116,639	4,807,079
Commercial Land
Small Business Banking	665,053	4,850	5,459	10,309	675,362	25,016	700,378
Commercial Banking	596	—	—	—	596	—	596
Total	665,649	4,850	5,459	10,309	675,958	25,016	700,974
Total	$10,848,566	$209,880	$249,306	$459,186	$11,307,752	$280,291	$11,588,043
Retained Loan Discount and Net Deferred Costs							$(33,225)
Loans and Leases, Net							$11,554,818

Guaranteed Balance	$2,963,813	$138,497	$216,844	$355,341	$3,319,154	$71,985	$3,391,139
% Guaranteed	27.3%	66.0%	87.0%	77.4%	29.4%	25.7%	29.3%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
December 31, 2024
Commercial & Industrial
Small Business Banking	$2,182,596	$37,966	$104,362	$142,328	$2,324,924	$119,378	$2,444,302
Commercial Banking	2,418,078	15,282	23,999	39,281	2,457,359	49,767	2,507,126
Paycheck Protection Program	2,361	—	—	—	2,361	—	2,361
Total	4,603,035	53,248	128,361	181,609	4,784,644	169,145	4,953,789
Construction & Development
Small Business Banking	514,997	1,488	2,468	3,956	518,953	—	518,953
Commercial Banking	85,456	—	—	—	85,456	—	85,456
Total	600,453	1,488	2,468	3,956	604,409	—	604,409
Commercial Real Estate
Small Business Banking	2,773,306	42,058	57,896	99,954	2,873,260	107,751	2,981,011
Commercial Banking	1,040,065	5,000	10,778	15,778	1,055,843	19,025	1,074,868
Total	3,813,371	47,058	68,674	115,732	3,929,103	126,776	4,055,879
Commercial Land
Small Business Banking	610,920	2,209	3,324	5,533	616,453	32,825	649,278
Total	610,920	2,209	3,324	5,533	616,453	32,825	649,278
Total	$9,627,779	$104,003	$202,827	$306,830	$9,934,609	$328,746	$10,263,355
Retained Loan Discount and Net Deferred Costs							$(29,981)
Loans and Leases, Net							$10,233,374

Guaranteed Balance	$2,933,636	$58,235	$171,123	$229,358	$3,162,994	$77,514	$3,240,508
% Guaranteed	30.5%	56.0%	84.4%	74.8%	31.8%	23.6%	31.6%

(1)
Retained portions of government guaranteed loans sold prior to January 1, 2021 are carried at fair value under FASB ASC Subtopic 825-10, Financial Instruments: Overall. See Note 9. Fair Value of Financial Instruments for additional information.

Credit Quality Indicators
The following tables present asset quality indicators by portfolio class and origination year. See Note 3. Loans and Leases Held for Investment and Credit Quality in the Company’s 2024 Form 10-K/A for additional discussion around the asset quality indicators that the Company uses to manage and monitor credit risk.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
September 30, 2025
Small Business Banking
Pass	$1,105,758	$1,275,437	$1,004,629	$1,090,277	$881,384	$786,106	$151,319	$45,380	$6,340,290
Special Mention	6,170	39,636	62,876	71,196	48,440	84,605	12,567	2,253	327,743
Substandard	20,916	49,994	71,063	119,361	69,383	98,206	23,966	2,781	455,670
Total	1,132,844	1,365,067	1,138,568	1,280,834	999,207	968,917	187,852	50,414	7,123,703
Commercial Banking
Pass	1,009,115	831,960	577,194	272,094	147,788	111,945	538,316	190,033	3,678,445
Special Mention	20,187	51,188	16,515	101,685	63,720	28,897	7,636	6,735	296,563
Substandard	9,000	5,419	—	25,413	108,967	43,723	8,678	6,713	207,913
Total	1,038,302	888,567	593,709	399,192	320,475	184,565	554,630	203,481	4,182,921
Paycheck Protection Program
Pass	—	—	—	—	827	301	—	—	1,128
Total	—	—	—	—	827	301	—	—	1,128
Total	$2,171,146	$2,253,634	$1,732,277	$1,680,026	$1,320,509	$1,153,783	$742,482	$253,895	$11,307,752

Year-To-Date Gross Charge-offs
Small Business Banking	$2,123	$4,497	$9,229	$10,398	$3,813	$4,697	$4,200	$583	$39,540
Commercial Banking	—	—	—	2,249	9,772	—	—	6,249	18,270
Total	$2,123	$4,497	$9,229	$12,647	$13,585	$4,697	$4,200	$6,832	$57,810

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
December 31, 2024
Small Business Banking
Pass	$1,112,351	$1,084,996	$1,323,982	$1,001,021	$528,008	$482,192	$124,370	$33,359	$5,690,279
Special Mention	7,041	46,047	77,638	61,906	31,575	83,693	22,729	2,790	333,419
Substandard	13,805	28,573	84,067	74,990	40,266	59,874	7,922	395	309,892
Total	1,133,197	1,159,616	1,485,687	1,137,917	599,849	625,759	155,021	36,544	6,333,590
Commercial Banking
Pass	1,169,167	752,078	398,333	207,755	51,552	81,166	423,334	116,594	3,199,979
Special Mention	—	16,483	88,464	36,165	24,018	17,569	9,555	4,245	196,499
Substandard	—	—	31,461	136,818	27,905	—	2,902	3,094	202,180
Total	1,169,167	768,561	518,258	380,738	103,475	98,735	435,791	123,933	3,598,658
Paycheck Protection Program
Pass	—	—	—	1,461	900	—	—	—	2,361
Total	—	—	—	1,461	900	—	—	—	2,361
Total	$2,302,364	$1,928,177	$2,003,945	$1,520,116	$704,224	$724,494	$590,812	$160,477	$9,934,609

Year-To-Date Gross Charge-offs
Small Business Banking	$652	$4,198	$18,630	$4,954	$3,462	$3,481	$3,555	$170	$39,102
Commercial Banking	—	17	5,176	1,493	756	—	1,535	—	8,977
Total	$652	$4,215	$23,806	$6,447	$4,218	$3,481	$5,090	$170	$48,079

(1)	Excludes $280.3 million and $328.7 million of loans accounted for under the fair value option as of September 30, 2025 and December 31, 2024, respectively.
The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

September 30, 2025	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$10,019,863	$2,685,305	$7,334,558	26.8%
Special Mention	624,306	181,431	442,875	29.1
Substandard	663,583	452,418	211,165	68.2
Total	$11,307,752	$3,319,154	$7,988,598	29.4%

December 31, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$8,892,619	$2,644,310	$6,248,309	29.7%
Special Mention	529,918	172,015	357,903	32.5
Substandard	512,072	346,669	165,403	67.7
Total	$9,934,609	$3,162,994	$6,771,615	31.8%

(1)	Excludes $280.3 million and $328.7 million of loans accounted for under the fair value option as of September 30, 2025 and December 31, 2024, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans and Leases
As of September 30, 2025 and December 31, 2024 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three and nine months ended September 30, 2025 and 2024. Accrued interest receivable on loans totaled $81.8 million and $80.7 million at September 30, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Nonaccrual loans and leases held for investment as of September 30, 2025 and December 31, 2024 are as follows:

September 30, 2025	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$183,660	$163,442	$20,218	$6,323
Commercial Banking	126,013	112,515	13,498	9,127
Total	309,673	275,957	33,716	15,450
Construction & Development
Small Business Banking	1,026	955	71	—
Total	1,026	955	71	—
Commercial Real Estate
Small Business Banking	115,786	83,474	32,312	14,758
Commercial Banking	21,547	11,624	9,923	1,504
Total	137,333	95,098	42,235	16,262
Commercial Land
Small Business Banking	8,236	7,371	865	558
Total	8,236	7,371	865	558
Total	$456,268	$379,381	$76,887	$32,270

December 31, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$141,674	$116,596	$25,078	$5,219
Commercial Banking	39,282	26,300	12,982	3,816
Total	180,956	142,896	38,060	9,035
Construction & Development
Small Business Banking	3,955	3,379	576	372
Total	3,955	3,379	576	372
Commercial Real Estate
Small Business Banking	81,847	55,290	26,557	17,736
Commercial Banking	26,888	13,981	12,907	11,907
Total	108,735	69,271	39,464	29,643
Commercial Land
Small Business Banking	10,651	7,339	3,312	173
Total	10,651	7,339	3,312	173
Total	$304,297	$222,885	$81,412	$39,223

(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
When a loan or lease is placed on nonaccrual status, any accrued interest is reversed from loan interest income. The following table summarizes the amount of accrued interest reversed during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (1)	2024 (1)	2025 (1)	2024 (1)
Commercial & Industrial	$1,292	$950	$2,333	$1,924
Commercial Real Estate	1,222	442	1,996	780
Commercial Land	—	28	52	80
Construction & Development	—	44	—	74
Total	$2,514	$1,464	$4,381	$2,858

(1)	Excludes loans accounted for under the fair value option. See Note 9. Fair Value of Financial Instruments for additional information.
The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of September 30, 2025 and December 31, 2024:

	Total Collateral-Dependent Loans		Unguaranteed Portion
September 30, 2025	Real Estate	Business Assets	Real Estate	Business Assets	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$15,540	$3,658	$5,040	$145	$73
Commercial Banking	—	94,491	—	10,916	600
Total	15,540	98,149	5,040	11,061	673
Commercial Real Estate
Small Business Banking	79,131	—	22,246	—	527
Commercial Banking	5,570	—	516	—	—
Total	84,701	—	22,762	—	527
Total	$100,241	$98,149	$27,802	$11,061	$1,200

	Total Collateral-Dependent Loans		Unguaranteed Portion
December 31, 2024	Real Estate	Business Assets	Real Estate	Business Assets	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$6,693	$36,500	$2,738	$12,061	$8,299
Commercial Banking	101,001	26,788	13,704	11,350	4,374
Total	107,694	63,288	16,442	23,411	12,673
Commercial Real Estate
Small Business Banking	53,306	6,327	22,239	1,061	890
Total	53,306	6,327	22,239	1,061	890
Commercial Land
Small Business Banking	6,295	—	2,713	—	974
Total	6,295	—	2,713	—	974
Total	$167,295	$69,615	$41,394	$24,472	$14,537

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Allowance for Credit Losses - Loans and Leases
See Note 1. Basis of Presentation above and Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2024 Form 10-K/A for a description of the methodologies used to estimate the ACL.
The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
September 30, 2025
Beginning Balance	$138,960	$6,036	$34,248	$2,987	$182,231
Charge offs	(14,769)	—	(3,171)	—	(17,940)
Recoveries	1,010	—	31	83	1,124
Provision	12,662	304	6,438	881	20,285
Ending Balance	$137,863	$6,340	$37,546	$3,951	$185,700
September 30, 2024
Beginning Balance	$108,166	$3,694	$23,540	$2,467	$137,867
Charge offs	(1,739)	—	(273)	(16)	(2,028)
Recoveries	41	—	269	8	318
Provision	26,580	291	4,437	1,272	32,580
Ending Balance	$133,048	$3,985	$27,973	$3,731	$168,737

Nine Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
September 30, 2025
Beginning Balance	$129,007	$4,943	$29,501	$4,065	$167,516
Charge offs	(51,609)	—	(6,023)	(178)	(57,810)
Recoveries	1,781	—	893	101	2,775
Provision (Recovery)	58,684	1,397	13,175	(37)	73,219
Ending Balance	$137,863	$6,340	$37,546	$3,951	$185,700
September 30, 2024
Beginning Balance	$87,581	$4,717	$28,864	$4,678	$125,840
Charge offs	(13,483)	(338)	(378)	(24)	(14,223)
Recoveries	553	—	536	8	1,097
Provision (Recovery)	58,397	(394)	(1,049)	(931)	56,023
Ending Balance	$133,048	$3,985	$27,973	$3,731	$168,737
During the three months ended September 30, 2025, the ACL increased primarily as a result of loan growth and moderating credit trends. During the nine months ended September 30, 2025, the ACL increased primarily as a result of loan growth and the impact of charge offs amid a challenging macroeconomic environment. Elevated interest rates and inflationary pressures have placed financial strain on some small business and commercial borrowers which resulted in a continued increase in charge-offs. Loss rates are adjusted for twelve month forecasted Baa-rated corporate bond yields followed by a twelve-month straight-line reversion period.
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
The following tables summarize the amortized cost basis of loans that were modified during the three and nine months ended September 30, 2025 and September 30, 2024, respectively:

Three Months Ended September 30, 2025	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Other-Than-Insignificant Payment Delay & Interest Rate Reduction	Combination - Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Small Business Banking	$94	$5,701	$2,015	$6,019	$8,066	0.31%
Commercial Banking	13,126	—	—	—	—	0.48
Total	$13,220	$5,701	$2,015	$6,019	$8,066	0.79%

Nine Months Ended September 30, 2025	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension, Other-Than-Insignificant Payment Delay & Interest Rate Reduction	Combination - Other-Than-Insignificant Payment Delay & Interest Rate Reduction	Combination - Term Extension & Other-Than-Insignificant Payment Delay	Combination - Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Small Business Banking	$94	$19,949	$11,807	$2,906	$6,019	$3,009	$17,953	0.87%
Commercial Banking	18,653	—	—	—	—	—	—	0.68
Total	$18,747	$19,949	$11,807	$2,906	$6,019	$3,009	$17,953	1.55%

Three Months Ended September 30, 2024	Other-Than-Insignificant Payment Delay	Interest Rate Reduction	Combination - Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Small Business Banking	$2,014	$—	$—	0.03%
Commercial Banking	—	3,478	2,500	0.16
Total	$2,014	$3,478	$2,500	0.19%

Nine Months Ended September 30, 2024	Other-Than-Insignificant Payment Delay	Interest Rate Reduction	Combination - Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Small Business Banking	$8,278	$—	$—	0.14%
Commercial Banking	—	3,478	2,500	0.16
Total	$8,278	$3,478	$2,500	0.30%

As of September 30, 2025, the Company had commitments to lend additional funds to these borrowers totaling $28 thousand. As of December 31, 2024, the Company had commitments to lend additional funds to these borrowers totaling $6.3 million.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents an aging analysis of loans that were modified within the twelve months ended September 30, 2025 and September 30, 2024, respectively:

September 30, 2025	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$59,070	$423	$2,243	$2,666
Commercial Banking	31,296	—	—	—
Total	$90,366	$423	$2,243	$2,666

September 30, 2024	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$8,278	$—	$—	$—
Commercial Banking	5,978	—	—	—
Total	$14,256	$—	$—	$—
The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended September 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	2.25%	65

	Nine Months Ended September 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	3.47%	55

	Three Months Ended September 30, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Commercial Lending	5.00%	7

	Nine Months Ended September 30, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Commercial Lending	5.00%	7
Additionally, there were no loans that were modified within the twelve months ended September 30, 2025 and September 30, 2024 that subsequently defaulted during the periods presented.

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

	September 30, 2025	December 31, 2024
Gross direct finance lease payments receivable	$250	$961
Less – unearned interest	(3)	(39)
Net investment in direct financing leases	$247	$922
Future minimum lease payments to be received under finance leases are as follows:

As of September 30, 2025	Amount
2025	$154
2026	96
Total	$250
Interest income of $7 thousand and $29 thousand was recognized in the three months ended September 30, 2025 and 2024, respectively. Interest income of $36 thousand and $95 thousand was recognized in the nine months ended September 30, 2025 and 2024, respectively.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As of September 30, 2025 and December 31, 2024, the Company had a net investment of $79.1 million and $93.4 million, respectively, in assets included in premises and equipment, net that are subject to operating leases. Of the net investment, the gross balance of the assets was $142.4 million and $159.7 million as of September 30, 2025 and December 31, 2024, respectively. Accumulated depreciation was $63.3 million and $66.2 million as of September 30, 2025 and December 31, 2024, respectively. Depreciation expense recognized on these assets was $2.2 million and $2.4 million for the three months ended September 30, 2025 and 2024. Depreciation expense recognized on these assets was $7.2 million and $7.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Lease income of $2.0 million and $2.3 million was recognized in the three months ended September 30, 2025 and 2024, respectively. Lease income of $7.5 million and $7.1 million was recognized in the nine months ended September 30, 2025 and 2024, respectively.
A maturity analysis of future minimum lease payments to be received under non-cancelable operating leases is as follows:

As of September 30, 2025	Amount
2025	$1,698
2026	8,721
2027	8,483
2028	3,837
2029	2,399
Thereafter	7,309
Total	$32,447
Note 7. Servicing Assets
Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balance of loans serviced for others requiring recognition of a servicing asset was $3.93 billion and $3.46 billion at September 30, 2025 and December 31, 2024, respectively. The unpaid principal balance for all loans serviced for others was $5.56 billion and $4.72 billion at September 30, 2025 and December 31, 2024, respectively.
The following table summarizes the activity pertaining to servicing rights measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$60,085	$51,303	$55,788	$48,186
Additions, net	6,596	5,200	18,678	13,938
Fair value changes:
Due to changes in valuation inputs or assumptions	(1,545)	(1,824)	(2,765)	(902)
Decay due to increases in principal paydowns or runoff	(2,815)	(2,384)	(9,380)	(8,927)
Balance at end of period	$62,321	$52,295	$62,321	$52,295
See Note 9. Fair Value of Financial Instruments for further details about servicing assets measured at fair value.
The fair value of servicing rights was determined using a weighted average discount rate of 13.3% on September 30, 2025 and 14.5% on September 30, 2024. The fair value of servicing rights was determined using a weighted average prepayment speed of 16.1% on September 30, 2025 and 15.7% on September 30, 2024, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The table below reflects the sensitivity of the current fair value of servicing assets to immediate adverse changes in the above key assumptions with all other assumptions remaining static:

	As of September. 30, 2025	As of December. 31, 2024
Fair value of servicing rights	$62,321	$55,788
	Incremental Increase (Decrease) in Value	Incremental Increase (Decrease) in Value
Prepayment Speed
20% increase	($3,638)	($3,459)
10% increase	(1,769)	(1,785)
Discount Rate
200 basis point increase	(2,542)	(2,603)
100 basis point increase	(1,188)	(1,331)
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

As of September 30, 2025 and December 31, 2024, the Company had servicing assets related to conventional commercial loans carried at amortized cost of $170 thousand and $356 thousand, respectively.
Note 8. Borrowings
Total outstanding borrowings consisted of the following:

	September 30, 2025	December 31, 2024
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$5,335	$13,184
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
	99,610	99,505
Other long term debt(1)	100	131
Total borrowings	$105,045	$112,820
(1) Includes finance leases.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As of September 30, 2025 and December 31, 2024, the Company’s unused borrowing capacity was $3.90 billion and $3.55 billion, respectively, based upon securities and loans identified as available for collateral. Unused borrowing capacity consists of access through the Federal Reserve Bank's discount window, available lines of credit with the Federal Home Loan Bank and other correspondent banks, and access to a repurchase agreement. If additional collateral is available, the Company's aggregate borrowing capacity with all of the above sources is $6.59 billion and $6.10 billion as of September 30, 2025 and December 31, 2024, respectively.
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
Recurring Fair Value
The table below provides a rollforward of the fair value of the Level 3 equity warrant assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
Equity Warrant Assets	2025	2024	2025	2024
Balance at beginning of period	$6,745	$7,407	$7,162	$2,874
New equity warrant assets	109	298	376	791
Changes in fair value, net	(400)	(127)	(819)	6,119
Settlements	—	(264)	(265)	(2,470)
Balance at end of period	$6,454	$7,314	$6,454	$7,314
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2025	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$13,591	$—	$13,591	$—
Mortgage-backed securities	1,356,531	—	1,356,531	—
Municipal bonds (1)	3,097	—	3,015	82
Loans held for investment (2)	280,291	—	—	280,291
Servicing assets (3)	62,321	—	—	62,321
Mutual fund (4)	179	—	179	—
Equity warrant assets	6,454	—	—	6,454
Total assets at fair value	$1,722,464	$—	$1,373,316	$349,148

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2024	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$17,897	$—	$17,897	$—
Mortgage-backed securities	1,227,333	—	1,227,333	—
Municipal bonds (1)	2,973	—	2,890	83
Loans held for investment (2)	328,746	—	—	328,746
Servicing assets (3)	55,788	—	—	55,788
Mutual fund (4)	458	—	458	—
Equity warrant assets	7,162	—	—	7,162
Total assets at fair value	$1,640,357	$—	$1,248,578	$391,779

(1)
During the three and nine months ended September 30, 2025, the Company recorded a principal paydown of $1 thousand. During the three and nine months ended September 30, 2024 there were no level 3 fair value adjustment gains or losses.

(2)	Loans accounted for under the fair value option.
(3)	See Note 7 for a rollforward of recurring Level 3 fair values for servicing assets.
(4)	Included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2024 Form 10-K/A.
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
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at September 30, 2025 or December 31, 2024. The unpaid principal balance of unguaranteed exposure for nonaccruals was $8.2 million and $10.0 million at September 30, 2025 and December 31, 2024, respectively.
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at September 30, 2025 and December 31, 2024.

	September 30, 2025
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$280,291	$291,530	$(11,239)	$61,662	$63,489	$(1,827)	$50,312	$51,612	$(1,300)
	$280,291	$291,530	$(11,239)	$61,662	$63,489	$(1,827)	$50,312	$51,612	$(1,300)

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$328,746	$342,150	$(13,404)	$63,386	$64,784	$(1,398)	$51,272	$52,528	$(1,256)
	$328,746	$342,150	$(13,404)	$63,386	$64,784	$(1,398)	$51,272	$52,528	$(1,256)
The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended September 30,		Nine Months Ended September 30,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2025	2024	2025	2024
Loans held for investment	$(350)	$2,255	$(302)	$2,208
	$(350)	$2,255	$(302)	$2,208
The following tables summarize the activity pertaining to loans accounted for under the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans held for investment	2025	2024	2025	2024
Balance at beginning of period	$303,818	$363,017	$328,746	$388,036
Repurchases	3,054	3,312	12,363	16,125
Fair value changes	(350)	2,255	(302)	2,208
Settlements	(26,231)	(25,213)	(60,516)	(62,998)
Balance at end of period	$280,291	$343,371	$280,291	$343,371
Non-Recurring Fair Value
The tables below present the recorded amount of assets measured at fair value on a non-recurring basis. The Company has no liabilities recorded at fair value on a non-recurring basis.

September 30, 2025	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$15,409	$—	$—	$15,409
Foreclosed assets	8,932	—	—	8,932
Total assets at fair value	$24,341	$—	$—	$24,341

December 31, 2024	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$17,085	$—	$—	$17,085
Foreclosed assets	1,944	—	—	1,944
Total assets at fair value	$19,029	$—	$—	$19,029
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets that are measured at fair value on a non-recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2024 Form 10-K/A.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Level 3 Analysis
For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2025
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$82	Discounted expected cash flows	Discount rate	7.2%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$280,291	Discounted expected cash flows	Loss rate	0.0% - 8.0%	1.0%
			Discount rate	6.9% - 18.0%	8.9%
			Prepayment speed	15.2% - 30.2%	17.2%
Servicing assets	$62,321	Discounted expected cash flows	Discount rate	13.3%	13.3%
			Prepayment speed	11.6% - 18.8%	16.1%
Equity warrant assets	$6,454	Black-Scholes option pricing model	Volatility	13.1% - 104.4%	35.0%
			Risk-free interest rate	3.8% - 4.2%	3.9%
			Marketability discount	20.0% - 100.0%	23.0%
			Remaining life	2.8 - 11.8 years	5.4 years
Non-recurring fair value
Collateral-dependent loans	$15,409	Discounted appraisals	Appraisal adjustments (2)	10.0% - 81.1%	39.9%
Foreclosed assets	$8,932	Discounted appraisals	Appraisal adjustments (2)	10.0%	10.0%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2024
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$83	Discounted expected cash flows	Discount rate	7.2%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$328,746	Discounted expected cash flows	Loss rate	0.0% - 6.3%	1.1%
			Discount rate	7.0% - 18.0%	9.2%
			Prepayment speed	14.3% - 30.1%	16.3%
Servicing assets	$55,788	Discounted expected cash flows	Discount rate	13.5%	13.5%
			Prepayment speed	11.9% - 18.3%	15.6%
Equity warrant assets	$7,162	Black-Scholes option pricing model	Volatility	13.1% - 90.0%	32.1%
			Risk-free interest rate	4.5% - 4.6%	4.5%
			Marketability discount	10.0% - 25.0%	13.8%
			Remaining life	2.9 - 12 years	4.5 years
Non-recurring fair value
Collateral-dependent loans	$17,085	Discounted appraisals	Appraisal adjustments (2)	0.0% - 95.8%	45.4%
Foreclosed assets	$1,944	Discounted appraisals	Appraisal adjustments (2)	10.0%	10.0%

(1)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to the instruments fair value.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

September 30, 2025	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$892,445	$892,445	$—	$—	$892,445
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	360,693	—	—	378,437	378,437
Loans and leases held for investment, net of allowance for credit losses on loans and leases	11,088,827	—	—	11,008,060	11,008,060
Financial liabilities
Deposits	13,290,723	—	12,750,672	—	12,750,672
Borrowings	105,045	—	—	113,776	113,776

December 31, 2024	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$608,800	$608,800	$—	$—	$608,800
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	346,002	—	—	367,993	367,993
Loans and leases held for investment, net of allowance for credit losses on loans and leases	9,737,112	—	—	9,556,981	9,556,981
Financial liabilities
Deposits	11,760,494	—	11,317,639	—	11,317,639
Borrowings	112,820	—	—	121,026	121,026
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

	September 30, 2025	December 31, 2024
Commitments to extend credit (1) (2)	$4,278,728	$3,597,937
Standby letters of credit	9,006	7,365
Total unfunded off-balance-sheet credit risk	$4,287,734	$3,605,302

(1)	Includes unfunded overdraft protection.
(2)
Includes $1.62 billion and $1.20 billion at September 30, 2025 and December 31, 2024, respectively, for which loan commitment letters have been issued. Such letters do not represent a present obligation to extend credit due to the variety of conditions contained in the letters.

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
The allowance for off-balance-sheet credit exposures was $14.8 million and $13.6 million at September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, the Company recorded $1.9 million and $1.2 million in expense related to the allowance for off-balance-sheet credit exposures, respectively. During the three and nine months ended September 30, 2024, the Company recorded $1.9 million and $7.5 million in expense related to the allowance for off-balance-sheet credit exposures, respectively. Beginning in the second quarter of 2024, this expense was presented in the provision for credit losses. This expense has historically been presented in other expense and that classification remains unchanged for prior periods.
Other Commitments
See Note 4. Investments for unfunded commitments to provide capital contributions for equity fund investments as of September 30, 2025 and December 31, 2024.
Concentrations of Credit Risk
The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company generally does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $20.0 million, except for 69 relationships that have a retained unguaranteed exposure of $3.04 billion of which $2.03 billion of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $32.4 million, of which no relationships exceed $20.0 million.
The Company from time-to-time may have cash and cash equivalents on deposit with other financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Geographic Concentrations
The following table presents the geographic concentration of the Company's loan and lease portfolio at September 30, 2025:

% of Total
Geographic Regions (1)
Midwest	13.3%
Northeast	17.1
Southeast	31.6
Southwest	13.7
West	23.7
Non-U.S.	0.6
Total	100.0%

(1)	Concentrations are stated as a percentage of total unguaranteed loans held for investment. Midwest consists of ND, SD, NE, KS, MN, IA,WI, MO, IL, IN, MI and OH. Northeast consists of MD, DE, PA, NJ, NY, CT, RI, MA, VT, ME and NH. Southeast consists of AR, LA, MS, TN, AL, GA, FL, SC, KY, NC, VA, WV, DC, PR and VI. Southwest consists of AZ, NM, TX and OK. West consists of WA, OR, CA, NV, ID, MT, WY, CO, UT, AK and HI. Non-U.S. includes addressees with foreign domicile. Domicile is determined by the principal resident or business address of the entity.
Note 11. Subsequent Event
On October 21, 2025, Computer Services Inc., (“CSI”) acquired all of the ownership interests in Apiture, Inc. (“Apiture”) that it did not already own (the “Transaction”), including the interest of the Company, pursuant to the previously announced definitive agreement between CSI and Apiture. The Company received initial cash proceeds of $67.0 million, and the Transaction resulted in a pre-tax gain of approximately $24.0 million which will be included in the Company’s noninterest income for the fourth quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the financial condition and results of operations of Live Oak Bancshares, Inc. (individually, “Bancshares” and collectively with its subsidiaries including Live Oak Banking Company, the “Company”). This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 (the “2024 Form 10-K/A”). Results of operations for the periods included in this quarterly report on Form 10-Q are not necessarily indicative of results to be obtained during any future period.
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
As of September 30, 2025, the Company’s wholly owned material subsidiaries were the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”) and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining at the Company's Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors, LLC (“Canapi Advisors”) was a wholly owned subsidiary providing investment advisory services to a series of funds (the “Canapi Funds”) focused on providing venture capital to new and emerging financial technology companies. During the third quarter of 2024, the Canapi Funds were restructured and Canapi Advisors voluntarily withdrew as an investment advisor to the funds. Canapi Advisors was subsequently dissolved in the fourth quarter of 2024. As of December 31, 2024, Live Oak Ventures consolidated its investment in Synply, Inc. (“Synply”) as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions and discloses the non-controlling interest according to the Company’s consolidation policy.
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
Results of Operations
Performance Summary
Three months ended September 30, 2025 compared with three months ended September 30, 2024
For the three months ended September 30, 2025, the Company reported net income attributable to common shareholders of $25.6 million, or $0.55 per diluted share, compared to net income attributable to common shareholders of $13.0 million, or $0.28 per diluted share, for the three months ended September 30, 2024.
The increase in net income was principally due to the following items:
•Increased net interest income of $18.5 million, or 19.1%;
•Provision for credit losses decreased by $12.3 million, or 35.5%, to $22.2 million, compared to $34.5 million for the third quarter of 2024;
•Increased net gains on sales of loans of $4.2 million, or 25.4%, principally the result of higher loan sale volumes in the third quarter of 2025;
Key factors largely offsetting the increase in net income are increased levels of salaries and employee benefits of $8.3 million and income tax expense of $5.3 million.
Nine months ended September 30, 2025 compared with nine months ended September 30, 2024
For the nine months ended September 30, 2025, the Company reported net income attributable to common shareholders of $58.7 million, or $1.28 per diluted share, compared to net income attributable to common shareholders of $67.6 million, or $1.48 per diluted share, for the nine months ended September 30, 2024.
The decrease in net income was largely due to the following items:
•Provision for credit losses increased by $11.8 million, or 18.9%, to $74.5 million, compared to $62.6 million for the first nine months of 2024;
•Management fee income decreased by $7.7 million, or 100.0%, due to the restructuring of the Canapi Funds in the third quarter of 2024;
•Other noninterest income decreased by $14.1 million, or 50.4%, largely related to the combination of a $2.4 million gain from the sale of a building in the third quarter of 2024, $6.7 million gain arising from the sale of one of the Company’s aircraft in the second quarter of 2024 and a $5.7 million first quarter of 2024 gain arising from increased fair value of equity warrant assets;
•Noninterest expense increased by $27.6 million, or 11.9%. This increase was principally comprised of increased levels of salary and employee benefits of $11.9 million, technology expense of $4.8 million, FDIC insurance of $3.0 million and other expense of $3.8 million. The increase in other expense was principally comprised of a $2.8 million loss arising from the early buyout of the Company's sole bioenergy lease;

•Net income tax expense increased by $13.0 million, from $8.4 million in the first nine months of 2024, to $21.4 million for the same period of 2025. This increase was largely the result of an additional $10.6 million in investment tax credits related to the Company's fourth quarter of 2023 renewable energy investment that became eligible for an extra 10% in tax credits in the first quarter of 2024.
Key factors largely offsetting the decrease in net income are increased levels of net interest income of $46.8 million and increased net gains on sales of loans of $18.6 million.
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
Three months ended September 30, 2025 compared with three months ended September 30, 2024
For the three months ended September 30, 2025, net interest income increased $18.5 million, or 19.1%, to $115.5 million compared to $97.0 million for the three months ended September 30, 2024. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities, offset by the decrease in average yield on interest-earning assets outpacing the decrease in average cost of funds. Average interest-earning assets increased by $2.19 billion, or 19.0%, to $13.77 billion for the third quarter of 2025, compared to $11.57 billion for the third quarter of 2024, while the yield on average interest-earning assets decreased 51 basis points to 6.67%. The cost of funds on interest-bearing liabilities for the third quarter of 2025 decreased 49 basis points to 3.68% and the average balance of interest-bearing liabilities increased by $1.81 billion, or 17.0%, over the third quarter of 2024.
As indicated in the rate/volume analysis below, the overall increase discussed above is reflected in increased interest income of $22.5 million outpacing growth in interest expense of $4.0 million for the third quarter of 2025 compared to the third quarter of 2024. The net interest margin remained stable at 3.33% for both the third quarters of 2024 and 2025.
Nine months ended September 30, 2025 compared with nine months ended September 30, 2024
For the nine months ended September 30, 2025, net interest income increased $46.8 million, or 16.8%, to $325.2 million compared to $278.4 million for the nine months ended September 30, 2024. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities, offset by the decrease in average yield on interest-earning assets outpacing the decrease in average cost of funds. Average interest-earning assets increased by $2.07 billion, or 18.5%, to $13.30 billion for the nine months ended September 30, 2025, compared to $11.22 billion for the nine months ended September 30, 2024, while the yield on average interest-earning assets decreased 42 basis points to 6.72%. The cost of funds on interest-bearing liabilities for the nine months ended September 30, 2025 decreased 35 basis points to 3.78%, and the average balance of interest-bearing liabilities increased by $1.75 billion, or 16.8%, over the nine months ended September 30, 2024.
The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth as well as maintenance of the Company's target liquidity profile. As indicated in the rate/volume analysis below, the overall increase discussed above is reflected in increased interest income of $69.0 million outpacing growth in interest expense of $22.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The net interest margin decreased from 3.31% for the nine months ended September 30, 2024 to 3.27% for the nine months ended September 30, 2025.

In September 2025, the Federal Reserve lowered the federal funds upper target rate by 25 basis points to 4.25%. Subsequently, in October 2025, the Federal Reserve further decreased the federal funds upper target rate by 25 basis points, to 4.00%. The Federal Reserve released its most recent federal funds target rate midpoint projections which implied a decrease of the median Federal Funds rate to 3.6% by the end of 2025 and a decrease of approximately 25 basis points to 3.4% by the end of 2026. There can be no assurance that any further decreases or increases in the Federal Funds rate will occur, and if they do, the amount and timing of actual adjustments are subject to change. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information about the Company’s sensitivity to interest rates.
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

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$701,059	$7,654	4.33%	$519,340	$7,016	5.37%
Investment securities	1,418,810	12,175	3.40	1,287,410	9,750	3.01
Loans held for sale	396,084	8,103	8.12	409,902	9,859	9.57
Loans and leases held for investment (1)	11,249,234	203,496	7.18	9,354,522	182,311	7.75
Total interest-earning assets	13,765,187	231,428	6.67	11,571,174	208,936	7.18
Less: Allowance for credit losses on loans and leases	(182,001)			(137,285)
Noninterest-earning assets	530,529			567,098
Total assets	$14,113,715			$12,000,987
Interest-bearing liabilities:
Interest-bearing checking	$366,699	$4,082	4.42%	$350,239	$4,892	5.56%
Savings	6,608,380	58,657	3.52	5,043,930	51,516	4.06
Money market accounts	131,756	84	0.25	134,481	190	0.56
Certificates of deposit	5,272,818	51,443	3.87	5,028,830	53,576	4.24
Total deposits	12,379,653	114,266	3.66	10,557,480	110,174	4.15
Borrowings	106,744	1,677	6.23	116,925	1,762	6.00
Total interest-bearing liabilities	12,486,397	115,943	3.68	10,674,405	111,936	4.17
Noninterest-bearing deposits	401,916			237,387
Noninterest-bearing liabilities	63,133			90,079
Shareholders' equity	1,157,893			999,116
Non-controlling interest	4,376			—
Total liabilities and shareholders' equity	$14,113,715			$12,000,987
Net interest income and interest rate spread		$115,485	2.99%		$97,000	3.01%
Net interest margin			3.33%			3.33%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.24%			108.40%

(1)	Average loan and lease balances include non-accruing loans and leases.

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$670,453	$22,177	4.42%	$540,109	$21,861	5.41%
Investment securities	1,402,659	34,912	3.33	1,264,067	27,923	2.95
Loans held for sale	395,332	24,723	8.36	383,817	27,542	9.59
Loans and leases held for investment (1)	10,830,102	587,005	7.25	9,036,152	522,478	7.72
Total interest-earning assets	13,298,546	668,817	6.72	11,224,145	599,804	7.14
Less: Allowance for credit losses on loans and leases	(177,842)			(133,148)
Noninterest-earning assets	534,702			559,036
Total assets	$13,655,406			$11,650,033
Interest-bearing liabilities:
Interest-bearing checking	$356,115	$11,980	4.50%	$318,387	$13,342	5.60%
Savings	6,133,773	166,790	3.64	4,801,008	146,304	4.07
Money market accounts	129,488	297	0.31	129,493	563	0.58
Certificates of deposit	5,408,376	159,467	3.94	5,051,995	157,321	4.16
Total deposits	12,027,752	338,534	3.76	10,300,883	317,530	4.12
Borrowings	109,356	5,045	6.17	87,780	3,843	5.85
Total interest-bearing liabilities	12,137,108	343,579	3.78	10,388,663	321,373	4.13
Noninterest-bearing deposits	373,518			224,708
Noninterest-bearing liabilities	58,546			79,600
Shareholders' equity	1,081,815			957,062
Non-controlling interest	4,419			—
Total liabilities and shareholders' equity	$13,655,406			$11,650,033
Net interest income and interest rate spread		$325,238	2.94%		$278,431	3.01%
Net interest margin			3.27%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.57%			108.04%

(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs. 2024			2025 vs. 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$(1,581)	$2,219	$638	$(4,478)	$4,794	$316
Investment securities	1,364	1,061	2,425	3,733	3,256	6,989
Loans held for sale	(1,448)	(308)	(1,756)	(3,592)	773	(2,819)
Loans and leases held for investment	(14,416)	35,601	21,185	(35,954)	100,481	64,527
Total interest income	(16,081)	38,573	22,492	(40,291)	109,304	69,013
Interest expense:
Interest-bearing checking	(1,017)	207	(810)	(2,787)	1,425	(1,362)
Savings	(7,791)	14,932	7,141	(17,941)	38,427	20,486
Money market accounts	(103)	(3)	(106)	(266)	—	(266)
Certificates of deposit	(4,623)	2,490	(2,133)	(8,657)	10,803	2,146
Borrowings	72	(157)	(85)	232	970	1,202
Total interest expense	(13,462)	17,469	4,007	(29,419)	51,625	22,206
Net interest income	$(2,619)	$21,104	$18,485	$(10,872)	$57,679	$46,807
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
For the third quarter of 2025, there was a provision for credit losses of $22.2 million compared to $34.5 million for the same period in 2024, a decrease of $12.3 million. The decrease over the third quarter of 2024 was primarily driven by lower levels of specific reserves required on individually evaluated loans in the third quarter of 2025.
For the nine months ended September 30, 2025, there was a provision for credit losses of $74.5 million compared to $62.6 million for the same period in 2024, an increase of $11.8 million. This increase in provision was principally driven by loan growth and the below discussed charge off impacts amid a challenging macroeconomic environment. Elevated interest rates and inflationary pressures have placed financial strain on some small business and commercial borrowers which resulted in a continued increase in charge-offs.
Loans and leases held for investment at historical cost were $11.27 billion as of September 30, 2025, increasing by $1.79 billion, or 18.8%, compared to September 30, 2024.

Net charge-offs for loans and leases carried at historical cost were $16.8 million, or 0.61% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended September 30, 2025, compared to net charge-offs of $1.7 million, or 0.08%, for the three months ended September 30, 2024, an increase of $15.1 million, or 883.4%. The increase in net charge-offs compared to the third quarter of 2024 was largely concentrated to individually evaluated loans with specific reserves recorded in prior periods. For the nine months ended September 30, 2025, net charge-offs totaled $55.0 million compared to $13.1 million for the nine months ended September 30, 2024, an increase of $41.9 million, or 319.3%. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.
In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $6.8 million and $8.7 million accounted for under the fair value option at September 30, 2025 and 2024, respectively, totaled $76.9 million, which was 0.68% of the held for investment loan and lease portfolio carried at historical cost at September 30, 2025, compared to $49.4 million, or 0.52% of loans and leases held for investment carried at historical cost at September 30, 2024.
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
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		2025/2024 Increase (Decrease)
	2025	2024	Amount	Percent
Noninterest income
Loan servicing revenue	$8,812	$8,040	$772	9.6%
Loan servicing asset revaluation	(4,360)	(4,207)	(153)	(3.6)
Net gains on sales of loans	20,868	16,646	4,222	25.4
Net (loss) gain on loans accounted for under the fair value option	(350)	2,255	(2,605)	(115.5)
Equity method investments (loss) income	(1,470)	(1,393)	(77)	(5.5)
Equity security investments gains, net	18	909	(891)	(98.0)
Lease income	2,179	2,424	(245)	(10.1)
Management fee income	—	1,116	(1,116)	(100.0)
Other noninterest income	4,917	7,142	(2,225)	(31.2)
Total noninterest income	$30,614	$32,932	$(2,318)	(7.0)%

	Nine Months Ended September 30,		2025/2024 Increase (Decrease)
	2025	2024	Amount	Percent
Noninterest income
Loan servicing revenue	$25,675	$23,011	$2,664	11.6%
Loan servicing asset revaluation	(12,145)	(9,829)	(2,316)	(23.6)
Net gains on sales of loans	61,157	42,543	18,614	43.8
Net (loss) gain on loans accounted for under the fair value option	(302)	2,208	(2,510)	(113.7)
Equity method investments (loss) income	(6,425)	(8,182)	1,757	21.5
Equity security investments gains, net	1,042	541	501	92.6
Lease income	7,855	7,300	555	7.6
Management fee income	—	7,658	(7,658)	(100.0)
Other noninterest income	13,864	27,938	(14,074)	(50.4)
Total noninterest income	$90,721	$93,188	$(2,467)	(2.6)%
For the three months ended September 30, 2025, noninterest income decreased by $2.3 million, or 7.0%, compared to the three months ended September 30, 2024. Principal changes when compared with the third quarter of 2024 are a $2.6 million negative change in net gain to net loss on loans accounted for under the fair value option and a $2.2 million decrease in other noninterest income largely related to largely related to the $2.4 million gain from the sale of a building in the third quarter of 2024. Partially offsetting the decrease in noninterest income is higher net gains on sales of loans of $4.2 million.
For the nine months ended September 30, 2025, noninterest income decreased by $2.5 million, or 2.6%, compared to the nine months ended September 30, 2024. Principal changes when compared with the first nine months of 2024 are primarily a result of a $2.3 million increase in loss related to the servicing asset revaluation combined with a $2.5 million negative change in net gain to net loss on loans accounted for under the fair value option, $7.7 million decrease in management fee income discussed above and a $14.1 million decrease in other noninterest income. The previously discussed decrease in noninterest income was largely due to higher income in the first nine months of 2024 related to a $2.4 million gain from the sale of a building, a $6.7 million gain arising from an aircraft sale and a $5.7 million fair value gain in equity warrant assets. Partially offsetting the decrease in total noninterest income over the prior year to date period was higher net gains on sales of loans of $18.6 million combined with $2.7 million in higher levels of loan servicing revenue.
The following tables reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2025	2024	2025	2024	2025	2024
Amount of loans and leases originated	$1,648,711	$1,757,856	$1,526,592	$1,171,141	$1,396,223	$805,129
Guaranteed portions of loans sold	347,750	266,307	322,317	250,466	266,275	186,654
Outstanding balance of guaranteed loans sold (1)	3,856,253	3,300,524	3,685,981	3,177,629	3,486,533	3,057,641

	Nine Months Ended September 30,		For years ended December 31,
	2025	2024	2024	2023	2022	2021
Amount of loans and leases originated	$4,571,526	$3,734,126	$5,155,244	$3,946,873	$4,007,621	$4,480,725
Guaranteed portions of loans sold	936,342	703,427	980,973	877,551	580,889	668,462
Outstanding balance of guaranteed loans sold (1)	3,856,253	3,300,524	3,379,477	2,986,959	2,668,110	2,756,915

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Asset Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, ancillary income, prepayment speeds and default rates and losses, with prepayment speed and discount rate being the most sensitive assumptions. For the three months ended September 30, 2025, there was a net loss on loan servicing asset revaluation of $4.4 million, compared to a net loss of $4.2 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, there was a net loss on loan servicing asset revaluation of $12.1 million compared to a net loss of $9.8 million for the nine months ended September 30, 2024, resulting in a negative comparative year-to-date change of $2.3 million. The decrease in the valuation of the servicing asset compared to the first nine months of 2024 was principally the result of principal paydowns or runoff as well as less favorable market conditions in 2025.
Net Gains on Sales of Loans: For the three months ended September 30, 2025, net gains on sales of loans increased $4.2 million, or 25.4%, compared to the three months ended September 30, 2024. The volume of guaranteed loans sold increased $81.4 million, or 30.6%, for the three months ended September 30, 2025 to $347.8 million from $266.3 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, net gains on sales of loans increased $18.6 million, or 43.8%, compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the volume of guaranteed loans sold increased $232.9 million, or 33.1%, to $936.3 million from $703.4 million for the nine months ended September 30, 2024. The average net gain on loan sale premium decreased from 107% to 106% in the third quarters of 2024 and 2025, respectively, and increased from 106% to 107% for the nine months ended September 30, 2024 and 2025, respectively. The increase in net gains on sales of loans over the third quarter of 2024 and nine months ended September 30, 2024 was principally related to a higher loan sale volume combined with relatively stable average premiums.
Net (Loss) Gain on Loans Accounted for Under the Fair Value Option: For the three months ended September 30, 2025, the Company had a net loss on loans accounted for under the fair value option of $350 thousand compared to a net gain of $2.3 million for the third quarter of 2024, a negative change of $2.6 million, or 115.5%. For the nine months ended September 30, 2025, the Company had a net loss on loans accounted for under the fair value option of $302 thousand compared to a net gain of $2.2 million for the same period of 2024, a negative change of $2.5 million, or 113.7%. The carrying amount of loans accounted for under the fair value option at September 30, 2025 and 2024 was $280.3 million (all classified as held for investment) and $343.4 million (all classified as held for investment), respectively, a decrease of $63.1 million, or 18.4%. The increased levels of net losses arising from the valuation of loans accounted for under the fair value option for both comparative periods was principally the result of credit downgrades in the derivation of fair value for a portion of the underlying loans.

Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		2025/2024 Increase (Decrease)
	2025	2024	Amount	Percent
Noninterest expense
Salaries and employee benefits	$52,817	$44,524	$8,293	18.6%
Non-employee expenses:
Travel expense	2,480	2,344	136	5.8
Professional services expense	1,999	3,287	(1,288)	(39.2)
Advertising and marketing expense	1,839	2,473	(634)	(25.6)
Occupancy expense	2,339	2,807	(468)	(16.7)
Technology expense	10,234	9,081	1,153	12.7
Equipment expense	3,320	3,472	(152)	(4.4)
Other loan origination and maintenance expense	4,777	4,872	(95)	(1.9)
Renewable energy tax credit investment impairment	336	115	221	192.2
FDIC insurance	3,643	1,933	1,710	88.5
Other expense	3,501	2,681	820	30.6
Total non-employee expenses	34,468	33,065	1,403	4.2
Total noninterest expense	$87,285	$77,589	$9,696	12.5%

	Nine Months Ended September 30,		2025/2024 Increase (Decrease)
	2025	2024	Amount	Percent
Noninterest expense
Salaries and employee benefits	$149,962	$138,054	$11,908	8.6%
Non-employee expenses:
Travel expense	7,851	7,110	741	10.4
Professional services expense	7,897	8,226	(329)	(4.0)
Advertising and marketing expense	9,924	9,169	755	8.2
Occupancy expense	7,445	7,442	3	—
Technology expense	29,551	24,800	4,751	19.2
Equipment expense	10,750	10,057	693	6.9
Other loan origination and maintenance expense	13,552	12,442	1,110	8.9
Renewable energy tax credit investment impairment (recovery)	606	(642)	1,248	194.4
FDIC insurance	10,739	7,782	2,957	38.0
Other expense	12,318	8,542	3,776	44.2
Total non-employee expenses	110,633	94,928	15,705	16.5
Total noninterest expense	$260,595	$232,982	$27,613	11.9%

Total noninterest expense for the three and nine months ended September 30, 2025, increased $9.7 million, or 12.5%, and increased $27.6 million, or 11.9%, respectively, compared to the same periods in 2024. The changes within noninterest expense for the comparable three and nine month periods was largely driven by various components, as discussed below.
Salaries and employee benefits: Total personnel expense for the three and nine months ended September 30, 2025 increased by $8.3 million, or 18.6%, and increased by $11.9 million, or 8.6%, respectively, compared to the same periods in 2024. The increase over both comparative periods of 2024 is principally related to investment in human resources to support strategic and growth initiatives. Total full-time equivalent employees increased from 999 at September 30, 2024, to 1,029 at September 30, 2025. Salaries and employee benefits expense included $6.0 million and $19.7 million of stock-based compensation for the three and nine months ended September 30, 2025, respectively, compared to $6.7 million and $19.9 million for the three and nine months ended September 30, 2024, respectively. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Technology expense: For the nine months ended September 30, 2025, technology expense increased $4.8 million, or 19.2%, compared to the same period in 2024. This increase was primarily related to enhanced investments in the Company’s technology resources.
FDIC insurance: For the nine months ended September 30, 2025, FDIC insurance increased $3.0 million, or 38.0%, compared to the same period in 2024. This decrease is largely the product of the Company’s continued growth combined with increased FDIC assessment rates.

Other expense: For the nine months ended September 30, 2025, other expense increased $3.8 million, or 44.2%, compared to the same period in 2024. The increase was principally driven by a $2.8 million loss arising from the early buyout of the Company's sole bioenergy lease in the second quarter of 2025.
Income Tax Expense
For the three months ended September 30, 2025, income tax expense was $10.1 million compared to income tax expense of $4.8 million in the third quarter of 2024, and the Company’s effective tax rates were 27.6% and 27.0%, respectively. For the nine months ended September 30, 2025, income tax expense was $21.4 million compared to $8.4 million for the nine months ended September 30, 2024, and the Company’s effective tax rates were 26.4% and 11.1%, respectively. The higher level of income tax expense for the third quarter of 2025 as compared to the third quarter of 2024 was largely the result of heightened pretax income during the current period. The higher level of income tax expense for the first nine months of 2025 as compared to the same period in 2024 was largely the result of an additional $10.6 million in tax credits related to the Company's fourth quarter of 2023 renewable energy investment that became eligible for an extra 10% in tax credits in the first quarter of 2024.

Discussion and Analysis of Financial Condition
September 30, 2025 vs. December 31, 2024
Total assets at September 30, 2025 were $14.67 billion, an increase of $1.72 billion, or 13.3%, compared to total assets of $12.94 billion at December 31, 2024. The growth in total assets was principally driven by the following:
•Cash and cash equivalents, comprised of cash and due from banks, combined with investment securities available-for-sale was $2.27 billion at September 30, 2025, an increase of $408.7 million, or 22.0%, compared to $1.86 billion at December 31, 2024. This increase reflects growing deposit levels and net proceeds of a third quarter of 2025 preferred stock issuance, discussed further below, combined with maintenance of the Company's targeted liquidity profile.
•Growth in total loans and leases held for investment and held for sale of $1.34 billion, or 12.6%, during the first nine months of 2025, from $10.58 billion at December 31, 2024, to $11.92 billion at September 30, 2025. This growth was a result of strong origination activity during the first nine months of 2025 of $4.57 billion.
Total deposits were $13.29 billion at September 30, 2025, an increase of $1.53 billion, or 13.0%, from $11.76 billion at December 31, 2024. The increase in total deposits from the prior period was to support growth in the loan and lease portfolio as well as the Company's targeted liquidity levels. At September 30, 2025, the Bank’s total uninsured deposits were approximately $2.19 billion, or 16.3%, of total deposits.
Total shareholders' equity was $1.20 billion at September 30, 2025, an increase of $199.1 million, or 19.8%, from $1.00 billion at December 31, 2024. The increase in total shareholders' equity from the prior period was largely due to $96.3 million in net proceeds from the issuance of preferred stock during the quarter combined with net income of $59.5 million and other comprehensive income of $30.2 million.

Commercial Real Estate

Commercial real estate loans as indicated by the FDIC include loans secured by the following: construction, land development, multifamily property and nonfarm, nonresidential real property. The following table provides information with respect to commercial real estate loans as of September 30, 2025.

	Guaranteed	Unguaranteed	Total (1)
Held for Investment Loans:
Owner Occupied
Small Business Banking	$1,384,048	$1,264,232	$2,648,280
Commercial Banking	18,342	44,634	62,976
Total	1,402,390	1,308,866	2,711,256
Non-Owner Occupied
Small Business Banking	432,111	731,278	1,163,389
Commercial Banking	31,223	1,386,944	1,418,167
Total	463,334	2,118,222	2,581,556
Total Held for Investment Commercial Real Estate	$1,865,724	$3,427,088	$5,292,812
Held for Sale Loans:
Owner Occupied
Small Business Banking	$67,187	$—	$67,187
Total	67,187	—	67,187
Non-Owner Occupied
Small Business Banking	158,827	—	158,827
Total	158,827	—	158,827
Total Held for Sale Commercial Real Estate	$226,014	$—	$226,014
Total Commercial Real Estate Loans	$2,091,738	$3,427,088	$5,518,826
% of Total Commercial Real Estate Loans	37.9%	62.1%	100.0%
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
Nonperforming assets, including loans measured at fair value, at September 30, 2025 were $530.8 million, which represented a $159.1 million, or 42.8%, increase from December 31, 2024. These nonperforming assets at September 30, 2025 were comprised of $519.8 million in nonaccrual loans and leases and $11.0 million in foreclosed assets. Of the $530.8 million of nonperforming assets, $442.9 million carried a government guarantee, leaving an unguaranteed exposure of $87.9 million in total nonperforming assets at September 30, 2025. This represents a decrease of $3.7 million, or 4.0%, from an unguaranteed exposure of $91.6 million at December 31, 2024.

The following table provides information with respect to nonperforming assets, excluding loans measured at fair value, at the dates indicated.

	September 30, 2025 (1)	December 31, 2024 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$456,268	$304,297
Foreclosed assets	11,024	1,944
Total nonperforming assets	$467,292	$306,241
Allowance for credit losses on loans and leases	$185,700	$167,516
Total nonperforming loans and leases to total loans and leases held for investment	4.05%	3.07%
Total nonperforming loans and leases to total assets	3.17%	2.41%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.65%	1.69%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	40.70%	55.05%

Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S government (all on nonaccrual)	$379,381	$222,885
Foreclosed assets guaranteed by the U.S. government	8,237	1,753
Total nonperforming assets guaranteed by the U.S. government	$387,618	$224,638
Allowance for credit losses on loans and leases	$185,700	$167,516
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.68%	0.82%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.53%	0.65%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S. government	241.52%	205.76%

(1)	Excludes loans measured at fair value.
Nonperforming assets, excluding loans measured at fair value, at September 30, 2025 were $467.3 million, which represented a $161.1 million, or 52.6%, increase from December 31, 2024. These nonperforming assets at September 30, 2025 were comprised of $456.3 million in nonaccrual loans and leases and $11.0 million in foreclosed assets. Of the $467.3 million of nonperforming assets, $387.6 million carried a government guarantee, leaving an unguaranteed exposure of $79.7 million in total nonperforming assets at September 30, 2025. This represents a decrease of $1.9 million, or 2.4%, from an unguaranteed exposure of $81.6 million at December 31, 2024.
See the below discussion related to the change in potential problem and individually evaluated loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.
As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 37.0% at September 30, 2025, compared to 26.7% at December 31, 2024. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at September 30, 2025 and December 31, 2024 were 6.2% and 7.2%, respectively.
As of September 30, 2025, and December 31, 2024, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $1.29 billion and $1.04 billion, respectively. The following is a discussion of these loans and leases. Risk Grades 50 through 80 represent the spectrum of criticized and classified loans and leases. For a complete description of the risk grading system, see “Credit Quality Indicators” in Note 3 in the notes to consolidated financial statements in the Company’s 2024 Form 10-K/A. At September 30, 2025, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $633.8 million and total portfolio unguaranteed exposure risk was $654.0 million, or 8.2% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2024 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $518.7 million and total portfolio unguaranteed exposure risk was $523.3 million, or 7.8% of total held for investment unguaranteed exposure carried at historical cost.

As of September 30, 2025 and December 31, 2024, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases:

As of September 30, 2025		As of December 31, 2024
Vertical	% of Criticized and Classified Loans and Leases	Vertical	% of Criticized and Classified Loans and Leases
General Lending	12.3%	General Lending	15.1%
Senior Housing	9.5	Bioenergy	11.1
Bioenergy	7.3	Senior Housing	9.9
Sponsor Finance	6.1	Healthcare	6.9
Healthcare	5.7	Sponsor Finance	5.5
Auto Care	5.6	Wine & Craft Beverage	5.3
Self Storage	5.2	Search Fund Lending	5.0
Search Fund Lending	4.3	Community Facilities	4.8
Solar Energy	4.2	Self Storage	4.6
% of Total Criticized and Classified Loans	60.2%	% of Total Criticized and Classified Loans	68.2%
Of the above listed verticals, Senior Housing, Sponsor Finance, Bioenergy, Solar Energy and Community Facilities are within the Company’s Commercial Banking division, the remainder of the above listed verticals are within the Small Business Banking division. The total $245.9 million increase in potential problem and classified loans and leases in the first nine months of 2025 was comprised of $94.4 million in increased levels of Risk Grade 50 loans and leases, as discussed below and $151.5 million in classified loans. The overall increase in classified loans in the first nine months of 2025 was primarily driven by higher levels of small business and commercial borrowers impacted by the challenging macroeconomic environment. These changes largely reflect the effects of normal growth and isolated borrower performance migrations rather than any systemic credit deterioration. The Company believes that its underwriting and credit quality standards have remained high and continues to consider changing economic conditions as well as the current interest rate environment.
Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is experiencing financial stress and how the event has impacted the ability of the customer to repay the loan or lease long term. At September 30, 2025, the Company had a total of $80.4 million in loans modified in 2025 to borrowers experiencing financial difficulty, excluding loans measured at fair value, $78.1 million of which remained current and $68.6 million million of which are for an other-than-insignificant payment delay or term extension.
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 50. At September 30, 2025, and December 31, 2024, Risk Grade 50 loans and leases, excluding loans measured at fair value, totaled $624.3 million and $529.9 million, respectively, for an increase of $94.4 million. Relative to total held for investment unguaranteed exposure carried at historical cost at December 31, 2024 and September 30, 2025, unguaranteed Risk Grade 50 loans and leases increased from $357.9 million, or 5.3%, to $442.9 million, or 5.5%, respectively. The increase in unguaranteed Risk Grade 50 loans and leases was primarily driven by higher levels of small business and commercial borrowers impacted by the challenging macroeconomic environment.

The largest year-to-date changes in Risk Grade 50 loans and leases carried at historical cost were within the following verticals:

September 30, 2025 vs. December 31, 2024 Increase (Decrease)
Vertical	$	%
Solar Energy	$38,124	32.7%
Sponsor Finance	27,057	23.2
Government Contractors	16,682	14.3
Senior Care	13,170	11.3
Auto Care	12,054	10.3
Senior Housing	10,014	8.6
Hospitality	9,929	8.5
Agriculture	9,040	7.8
Restoration	7,693	6.6
Commercial Real Estate Financing	(7,498)	(6.4)
General Lending	(14,948)	(12.8)
Veterinary	(18,903)	(16.2)
Wine & Craft Beverage	(22,269)	(19.1)
Total of largest changes in Risk Grade 50 loans and leases	$80,145	68.8%
The change in Risk Grade 50 loans and leases, exclusive of loans measured at fair value, during the first nine months of 2025 was principally confined to 13 verticals, as reflected above. Of the above listed verticals, Solar Energy, Sponsor Finance, Government Contractors, Senior Housing, Hospitality, and Commercial Real Estate Financing are within the Company’s Commercial Banking division and the remainder of the above listed verticals are within the Small Business Banking division.
At September 30, 2025, approximately 99.5% of loans and leases classified as Risk Grade 50 are performing with no relationships having payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
Allowance for Credit Losses on Loans and Leases
The ACL of $167.5 million at December 31, 2024, increased by $18.2 million, or 10.9%, to $185.7 million at September 30, 2025. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.7% at both December 31, 2024 and September 30, 2025, respectively. The increase in the ACL during the first nine months of 2025 was primarily the result of loan growth and charge off impacts amid a challenging macroeconomic environment, where elevated interest rates and inflationary pressures have placed financial strain on some small business and commercial borrowers. See also the above section captioned “Provision for Credit Losses” in “Results of Operations” for related information.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have increased by $147.4 million since December 31, 2024. Total loans and leases 90 or more days past due increased $46.0 million, or 18.0%, compared to December 31, 2024. This increase was comprised of a $185 thousand decrease in unguaranteed exposure combined with a $46.2 million increase in the guaranteed portion of past due loans compared to December 31, 2024. At September 30, 2025 and December 31, 2024, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 1.4% and 1.3%, respectively. Total unguaranteed loans and leases past due were comprised of $103.8 million carried at historical cost, an increase of $26.4 million, and $8.0 million measured at fair value, a decrease of $2.2 million, as of September 30, 2025 compared to December 31, 2024. Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $185.7 million at September 30, 2025 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Unaudited Condensed Consolidated Financial Statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the fair value of unpledged investment securities; and (d) availability under lines of credit, FHLB advances and the Federal Reserve Discount Window. A primary tool in the Company's liquidity management process is the utilization of an Outflow Coverage Ratio (“OCR”) model to stress outflows in various scenarios with targeted days of liquidity coverage. The OCR model output is then used by management to ensure adequate liquidity sources are available during those future periods. At September 30, 2025, the total amount of these four liquidity source items was $4.84 billion, or 33.0% of total assets, an increase of 0.6% of total assets from $4.20 billion, or 32.4% of total assets, at December 31, 2024.
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
At September 30, 2025, $580.2 million of the investment securities portfolio were pledged for unused borrowing capacity, leaving $793.0 million available to be pledged as collateral.
Contractual Obligations
The Company has entered into significant fixed and determinable contractual obligations for future payments. Other than normal changes in the ordinary course of the Company’s operations, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2024. See the section titled “Liquidity Management” in Part II, Item 7 of the Company’s 2024 Form 10-K/A for additional discussion of contractual obligations.
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

Asset/Liability Management and Interest Rate Sensitivity
One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure the repricing differences, or interest rate gaps, between interest-earning assets and interest-bearing liabilities, across various time periods. As of September 30, 2025, the balance sheet’s total cumulative gap position was 6.3%, meaning that over the entire life of the Company's assets and liabilities, more assets will reprice than liabilities. For further information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, or growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of instantaneous parallel interest rate shocks applied to a static balance sheet and non-parallel interest rate shocks applied to a dynamic balance sheet to measure interest rate risk. As of September 30, 2025, the Company’s interest rate risk profile under the instantaneous parallel interest rate shock scenarios applied to a static balance sheet is moderately asset-sensitive. For more information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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

Capital amounts and ratios as of September 30, 2025, and December 31, 2024, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - September 30, 2025
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,118,546	10.51%	$478,920	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,348,679	12.67	851,414	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	1,214,812	11.41	638,560	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	1,214,812	8.57	566,991	4.00	N/A	N/A
Bank - September 30, 2025
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,100,069	10.48%	$472,318	4.50%	$682,237	6.50%
Total Capital (to Risk-Weighted Assets)	1,232,124	11.74	839,676	8.00	1,049,595	10.00
Tier 1 Capital (to Risk-Weighted Assets)	1,100,069	10.48	629,757	6.00	839,676	8.00
Tier 1 Capital (to Average Assets)	1,100,069	7.81	563,306	4.00	704,133	5.00
Consolidated - December 31, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,049,420	11.04%	$427,941	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,169,061	12.29	760,784	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	1,049,420	11.04	570,588	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	1,049,420	8.21	511,293	4.00	N/A	N/A
Bank - December 31, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,020,820	10.96%	$418,992	4.50%	$605,210	6.50%
Total Capital (to Risk-Weighted Assets)	1,138,006	12.22	744,874	8.00	931,093	10.00
Tier 1 Capital (to Risk-Weighted Assets)	1,020,820	10.96	558,656	6.00	744,874	8.00
Tier 1 Capital (to Average Assets)	1,020,820	8.04	507,725	4.00	634,657	5.00

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
Accounting policies, including those for the Company's critical accounting policies, as described in detail in the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements in this report and in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. The Company’s most critical accounting policy and estimate is listed below. This estimate requires the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.
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
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 6.3% as of September 30, 2025, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments. Cumulative gap is a useful measure to monitor balance sheet match-funding, yet economic value of equity and net interest income simulations, discussed below, are more useful in understanding potential impacts to earnings from a change in interest rates.
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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending September 30, 2026 and 2027, and the Company’s EVE sensitivity at September 30, 2025 under instantaneous parallel interest rate shocks assuming a static balance sheet. The simulation uses projected repricing of assets and liabilities at September 30, 2025, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, deposit betas and lags and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the results shown below as it will include growth considerations and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point Change in Interest Rates	12 Months Ending September 30, 2026	12 Months Ending September 30, 2027	As of September 30, 2025
+300	15.1%	11.1%	(7.7%)
+200	10.4	7.7	(4.7)
+100	5.2	3.9	(2.1)
-100	(4.6)	(3.6)	1.0
-200	(7.7)	(6.2)	0.9
-300	(9.0)	(7.8)	0.8
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2025, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of September 30, 2025, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
The conclusion that disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as previously disclosed in Part II, Item 9A of the Company's annual report on Form 10-K/A for the year ended December 31, 2024.
Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting
In response to the material weaknesses, the Company's remediation status is outlined below:
Loan review process
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
Cash flow process
The Company is implementing enhancements in preparation and review controls to ensure underlying participation loan information used is complete and accurate, is representative of business activities and is aligned with disclosure requirements. In addition, the Company will provide training specific to the Statement of Cash Flows classification to ensure compliance with GAAP for lending activities, including internal control considerations with a focus on risk assessment, design and monitoring.
As of the date of this filing, the Company's remediation efforts are ongoing and the material weaknesses have not yet been fully remediated. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Other than the implementation of the measures outlined in the remediation plan for the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of September 30, 2025, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, with the exception of the additional risk factor disclosed in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c)    Rule 10b5-1 Trading Arrangements. As previously disclosed on the Company's Current Report on Form 8-K filed on August 29, 2025, James S. Mahan III, who serves as Chairman and Chief Executive Officer of the Company, entered into a prearranged stock trading plan on August 27, 2025. Mr. Mahan’s plan provides for the sale of up to 400,000 shares of his holdings of the Company’s voting common stock, no par value per share, in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold or September 15, 2026. Mr. Mahan entered into the plan as part of his long-term financial and tax planning strategies. The trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in its securities.
Non-Rule 10b5-1 Trading Arrangements. During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a non-Rule 10b5-1 trading arrangement as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.
Exhibits to this report are listed in the Index to Exhibits section of this report.
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on June 19, 2015)
3.2	Articles of Amendment designating the 8.375% Fixed Rate Series A Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 of the Form 8-A, filed on August 4, 2025)
3.3	Amended By laws of Live Oak Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the amended registration statement on Form S-1, filed on July 13, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1, filed on June 19, 2015)
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

10.1	RSU Award Agreement for Walter J. Phifer* #
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: November 17, 2025	By:	/s/ Walter J. Phifer
Walter J. Phifer
Chief Financial Officer