Form 10-K
period 2025-12-31
Live Oak Bancshares, Inc.
filed 2026-02-27
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025, was approximately $1,054,284,376. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
As of February 25, 2026, there were 46,219,604 shares of the registrant’s voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2026 Annual Meeting of Shareholders, which the registrant plans to file subsequent to the date hereof, are incorporated by reference into Part III. Portions of the registrant's annual report to shareholders for the year ended December 31, 2025, which will be posted on the registrant's website and furnished to the SEC subsequent to the date hereof, are incorporated by reference into Part II.

Live Oak Bancshares, Inc.
Annual Report on Form 10-K
December 31, 2025

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
•risks relating to the deployment and use of artificial intelligence by the Company, its customers, and counterparties;
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
•the impact of heightened regulatory scrutiny of financial products and services;
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
The Company's voting common stock trades on the New York Stock Exchange LLC (the “NYSE”) under the symbol “LOB.” As of January 31, 2026, there were 200 holders of record of the Company's voting common stock. The Company’s depositary shares, each representing a 1/40th interest in a share of 8.375% fixed rate series A non-cumulative perpetual preferred stock, no par value per share (the “depositary shares”) trade on the NYSE under the symbol “LOB/PA”. The Company's principal executive office is located at 1741 Tiburon Drive, Wilmington, North Carolina 28403, telephone number (910) 790-5867. The Company maintains a website at www.liveoak.bank. Documents available on the website include: (i) the Company's Code of Ethics and Conflict of Interest Policy; (ii) charters for the Audit, Risk, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors, and (iii) the Company’s Corporate Governance Guidelines. These documents also are available in print to any shareholder who requests a copy. Except as otherwise expressly stated in these documents, the information contained on our website or available by hyperlink from our website is not part of this Report and is not incorporated into this Report or any other documents we file with, or furnish to, the SEC.
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

Employees and Human Capital Resource Management
The Company operates on the fundamental philosophy that people are our most valuable asset, because every person who works for us has the potential to impact our success as well as the success of our customers. The Company’s employees are the source of our deep industry and product expertise and the embodiment of our culture. It is this industry vertical expertise, product knowledge and our culture that differentiate the Company and allow us to provide an unprecedented customer service and live our mission to fuel the growth of small business across the country and be America’s Small Business Bank.
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
Demographics
As of December 31, 2025, the Company had 1,027 full-time employees, 13 part-time employees and 37 independent contractors. None of the Company’s employees are covered by a collective bargaining agreement, and management considers relations with employees to be good.
Human Capital and Workplace Initiatives
The Company strives to foster a welcoming, supportive, and equitable environment for all employees. To accomplish this, the Company focuses on engagement, awareness, training, accountability, education, and communication. During 2025, the Company continued to support programming through its Employee Resource Groups (“ERG”) and interest groups. These employee-led networks, which are voluntary and open to all employees, provide community and connection through shared interests and experiences. The Company’s human capital initiatives are both internally and externally focused. The Company and ERG leadership and membership remain committed to celebrating and supporting a wide variety of locally owned small businesses through on-campus events that showcase a broad range of entrepreneurs in the surrounding communities. Our commitment to providing and enhancing a support infrastructure for people of all backgrounds remains a strategic initiative. The Company intends to continue to identify, monitor and measure meaningful equal opportunity goals, to foster a welcoming environment through education, communication and recruiting efforts, and to provide support so that all employees have the resources and relationships they need to be successful and thrive.
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

Benefits and Wellness
As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial, and emotional well-being. We provide our employees with access to flexible and convenient insurance programs intended to meet their needs and the needs of their families. In addition to robust medical, dental and vision coverage, we offer eligible employees dependent care, flexible spending accounts, paid time off, employee assistance programs, short-term and long-term disability insurance, and term life insurance.
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
•Peer-to-peer learning networks for managerial responsibilities and leadership development;
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
Competition
Commercial banking in the United States is extremely competitive. The Company competes with national banking organizations, including the largest commercial banks headquartered in the country, all of which have small business lending divisions. The Company also competes with other federally and state-chartered financial institutions such as community banks and credit unions. Many of the Company's competitors have higher legal lending limits and are also able to provide a wider array of services and make greater use of media advertising given their size and resources.
The Company also faces competition from non-bank entities, such as finance and business development companies, peer-to-peer and marketplace lenders, other non-bank lenders, and financial technology companies. These non-bank entities are not subject to the same regulatory restrictions as banks and bank holding companies. As a result, they may be able to operate with greater flexibility and lower cost structures.
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
Subsidiaries
In addition to the Bank, Bancshares directly or indirectly held the following wholly owned material subsidiaries as of December 31, 2025:
•Live Oak Ventures, Inc., formed in August 2016 for the purpose of investing in businesses that align with the Company's strategic initiative to be a leader in financial technology;
•Live Oak Grove, LLC, formed in February 2015 for the purpose of providing Company employees and business visitors with on-site dining at the Company’s Wilmington, North Carolina headquarters; and
•Government Loan Solutions, Inc. (“GLS”), a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans.
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
Tiburon Land Holdings, LLC was formed in 2022 as a subsidiary of the Bank to hold land adjacent to the Bank’s headquarters consisting of wetlands and other protected property for the use and enjoyment of the Bank’s employees and customers.

The Company’s operations are managed along one significant operating segment. For further discussion, see the section captioned “Business Segment” within “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” elsewhere in this report.
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
Regulation of banks and their holding companies is subject to continual revision, through legislative changes, regulatory revisions, and the evolving supervisory objectives of federal and state banking agency examiners and supervisory staff. It is not possible to predict the content or timing of changes to the laws and regulations that may impact the business of the Company. Any changes to the regulatory framework applicable to the Company could have a material adverse impact on its operations.
In addition to the regulation and supervision summarized below, Bancshares is a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”) and is required to file reports with the SEC and otherwise comply with federal securities laws. Bancshares’ voting common stock and its depositary shares are listed on the NYSE. Consequently, in addition to the rules promulgated by the SEC, Bancshares must also comply with the listing standards applicable to NYSE-listed companies. The NYSE listing standards applicable to Bancshares include corporate governance standards related to director independence; requirements for audit, nominating and compensation committee charters, membership qualifications and procedures; incentive compensation recovery policy requirements; and shareholder approval of equity compensation arrangements, among others.
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
The federal government’s approach to regulation of the financial services industry can vary depending on the political parties in control of the White House and Congress. Congress or the federal bank regulatory agencies may modify or rescind rule making and regulatory guidance issued under prior administrations. Changes in applicable law or regulation, and in their application by regulators, may have a material effect on the business of the Company and the Bank. The Company and the Bank closely monitor developments and changes.
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
At December 31, 2025, the Company's risk-based capital ratios, as calculated under applicable capital standards were 10.53% common equity Tier 1 capital to risk weighted assets, 11.40% Tier 1 capital to risk weighted assets, and 12.66% total capital to risk weighted assets.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average total on-balance sheet assets, less goodwill and certain other intangible assets, of 4% for bank holding companies. Bancshares’ ratio at December 31, 2025 was 8.48% compared to 8.21% at December 31, 2024. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities.
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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2025, Live Oak Bank had capital levels that qualify as “well capitalized” under the applicable regulations.
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
A bank that is not “well capitalized” is also subject to certain limitations relating to brokered deposits. If a bank is not well-capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions will govern the rate the institution may pay on the brokered deposits. At December 31, 2025, Live Oak Bank was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits.
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
Live Oak Bank’s insurance assessments during 2025 and 2024 were $14.7 million and $10.8 million, respectively. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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
The application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in light of new and rapidly evolving data-driven technologies and significant increases in computing power. These laws and regulations are constantly evolving, remain a focus of regulators, and will continue to have a significant impact on our businesses and operations. Violations of these laws and regulations can give rise to enforcement actions by governmental agencies and to private lawsuits for damages and other forms of relief.

Federal Home Loan Bank System
The Federal Home Loan Bank (the “FHLB”) System consists of 11 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (the “FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $9.0 million at December 31, 2025. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.
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
The Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports relating to such agreements must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory Community Reinvestment Act rating in its latest Community Reinvestment Act examination. The Bank received a “Satisfactory” rating in its last Community Reinvestment Act examination, which was conducted as of March 11, 2025.
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
Real Estate Lending Evaluations
The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan-to-value ratio limitations on real estate loans. Live Oak Bank’s loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.
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
As of December 31, 2025, the Bank's C&D concentration as a percentage of bank capital totaled 76.0% and the Bank's CRE concentration, excluding owner-occupied loans, as a percentage of capital totaled 239.9%.
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
Dodd-Frank Act
The Dodd-Frank Act was signed into law in 2010 and implemented many changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. Pursuant to the Dodd-Frank Act, the Financial Stability Oversight Council (the “FSOC”) was created and is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. Under the Dodd-Frank Act, the CFPB was also created as a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and that such markets are fair, transparent and competitive. However, the CFPB has been largely inactive since early 2025, when its acting director instructed CFPB staff to cease all supervision and examination activity. It is not currently known what, if any, of the CFPB’s policies or directives will ultimately continue.

The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies and banks with $10 billion or more in total consolidated assets. As of December 31, 2025, the Company and the Bank each had total assets of $15.13 billion and $15.06 billion, respectively.
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
Banks and bank holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), with some modifications required by state law for computing state taxable income. Although the Company’s federal income tax liability is determined under provisions of the Code, which is applicable to all taxpayers, Sections 581 through 585 and Section 597 of the Code provide special rules that apply specifically to banks.
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

Item 1A.RISK FACTORS
An investment in Live Oak Bancshares, Inc.’s securities involves certain risks. The following discussion highlights the risks that management believes are material for the Company, but do not necessarily include all the risks that we may face. Additional risks and uncertainties that are not currently known or that management does not currently deem material could also have a material adverse impact on our business, results of our operations and financial condition. You should carefully consider the risk factors and uncertainties described below and elsewhere in this Report in evaluating an investment in Live Oak Bancshares, Inc.’s securities.
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
•Our deployment and use of artificial intelligence presents risks and challenges that may adversely impact our business.
•Pandemics, natural disasters (including hurricanes), global climate change, acts of terrorism, social unrest, and global conflicts could disrupt our operations which may have a negative impact on our business operations.
•Changes in our ability to use, or the terms of our use of, intellectual property owned by other third parties could have a material adverse effect on our business.
•We face risks in connection with our information systems and those of our third-party service providers, which may experience disruption, failure, or security breaches, including those caused by cyber-attacks.
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
•We must effectively manage our interest rate risk.

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
Risks Related to Our Securities
•The trading volume in our common stock is less than that of larger financial institutions.
•There can be no assurance that we will continue to pay cash dividends on our common stock.
•Federal laws and regulations impose restrictions on the ownership of our common stock.
•Anti-takeover provisions in our governing documents could adversely affect our shareholders.
•An investment in our securities is not an insured deposit.
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
Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect on our business, results of operations and financial condition. Any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, may also have a material adverse effect on our business.
We currently anticipate that gains on the sale of loans will comprise a meaningful component of our revenue in 2026. We have historically sold the guaranteed portion of some of our SBA 7(a) loans in the secondary market. These sales have resulted in premium income for us at the time of sale and created a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we continue to have credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we recognize a loss and/or recovery related to the non-guaranteed portion. However, if the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our business, results of operations and financial condition.
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
Pandemics, natural disasters (including hurricanes), global climate change, acts of terrorism, social unrest, and global conflicts may have a negative impact on our business and operations.
Pandemics, natural disasters (including hurricanes), global climate change, acts of terrorism, social unrest, global conflicts or other similar events have in the past, and may in the future have, a negative impact on our business and operations. These events impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations and may have other adverse effects on us in ways that we are unable to predict.
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

The deployment and use of artificial intelligence presents risks and challenges that may adversely impact our business.

We continually evaluate and selectively deploy emerging technologies like artificial intelligence (“AI”), sometimes referred to as AI, and machine learning for incorporation in our business. AI refers to a field of computer science that enables computers to perform tasks that typically require human intelligence, such as reasoning, problem-solving, decision-making, and understanding of language. Machine learning is a subset of AI that uses statistical and computational methods to train algorithms so they can learn patterns from data and improve their performance without explicit programming. Generative AI is a subset of AI that uses generative models to create novel content.

The failure to strategically embrace these technologies or to achieve the expected effectiveness, productivity, or cost-reduction from our adoption of these technologies may put us at a competitive disadvantage. If we cannot integrate these technologies into our business as effectively as our competitors, if our competitors develop more cost-effective solutions or other product offerings, or if our employees do not adopt such technologies expediently and prudently, we could experience a material adverse effect on our operating results, customer relationships, and growth opportunities. Our use and deployment of AI solutions may introduce operational and control risks, including the risk of potential errors in automated decision-making, challenges in oversight and accountability, increased vulnerability to system failures or cyber incidents, and the risk that these technologies may not perform as intended under complex or unforeseen circumstances, which could materially disrupt our business operations and adversely affect our financial condition and reputation.

Regulation of AI is rapidly evolving as legislatures and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection, competition, equal opportunity, and fair lending laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, existing laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions.

In addition, the use and development of AI technologies by the us and our third-party vendors, clients, and counterparties may expose us to risks and potential liabilities. These risks may occur as a result of enhanced governmental or regulatory scrutiny, litigation, ethical concerns, confidentiality or other security risks, intellectual property concerns over data rights and protection, heightened susceptibility to cyberattacks, inaccurate or biased algorithms or underlying datasets, privacy concerns or compliance issues, as well as other factors that could adversely affect our business, reputation, and financial results.

Additionally, we may not be able to control how third-party AI solutions that we choose to use are developed or maintained, including the source and quality of the data on which such models are trained or the frequency and nature of model updates. We may also be unable to govern or protect the integrity of the data we input into such tools, with respect to how such data is retained, reused, co-mingled with other data or disclosed.

Increased adoption of AI technologies also has the potential to alter competitive dynamics and demand in certain verticals that make up part of our small-business borrower base, including, for example, certified public accountants and investment advisory firms. If these technologies reduce demand for, or compress margins within, these or other verticals, affected borrowers may experience revenue volatility, fee compression, or client attrition, which could negatively affect their creditworthiness, increase our credit losses, and reduce the demand for our services.
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
We also rely on vendors and third parties to provide software and other services that are important to the operation of our banking platform. These services may include or utilize AI and related technologies. Our future strategy and success depend on our ability to access to these technology services and successfully implement them. If this technology is not successfully developed and implemented at our Bank, if we were to lose access to any of this technology, or if we were only able to access the technology on less favorable terms, we would not be able to offer our customers the banking services that we intend to offer, and our business, financial condition, results of operations and prospects could be materially and adversely affected.
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

Cloud technologies, including third-party cloud infrastructure, are also critical to the operation of our systems, and our reliance on cloud technologies continues to grow. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems and the technology we use, including services and solutions provided by third-party vendors, could be threatened by a variety of interruptions, information security breaches and other threats, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity, errors or attempted theft of financial assets or information. The increased use of mobile and cloud technologies, as well as the increase in remote work, can heighten these and other operational risks. We may fail to promptly identify or adequately address any such failures, interruptions, security breaches and other threats when they occur. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. The increasing sophistication of cyber criminals and their evolving attempts to breach networks present increasing risk of a security breach and other data incidents. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.
The nature of our business may make it an attractive target and potentially vulnerable to cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions. The technology-based platform we use processes sensitive data from our borrowers, depositors and other customers. While we have taken steps to protect confidential and proprietary information that we have access to, our security measures and the security measures employed by the owners of the technology in the platforms and services that we use can be compromised. Security breaches and other data incidents, including those involving phishing, hacking, misdirected communications and other inadvertent disclosures, resulting in unauthorized access to and/or acquisition of confidential and proprietary information, including personal information, can and do occur. Accidental or willful security breaches or other unauthorized access to our systems can cause confidential customer, borrower, employee, vendor, partner or investor information to be stolen and used for criminal purposes. Security breaches or other data incidents involving unauthorized access to confidential information can also expose us to liability related to the loss of the information, time-consuming and expensive litigation, and negative publicity. When security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the technology-based platform that we use are exposed and exploited, our relationships with customers, borrowers, employees, vendors, partners and investors could be severely damaged, and we could incur significant liability.
Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we and our partners and collaborators may be unable to anticipate these techniques or to implement adequate preventative measures, including with respect to cyberthreats posed by emerging technologies, such as AI and quantum computing. In addition, federal regulators and many federal and state laws and regulations require companies to notify individuals of security breaches and other data incidents involving their personal information. Certain security breaches and other data incidents also require notice to regulators, the media, and/or other parties. These mandatory disclosures are costly to implement and often lead to widespread negative publicity, which may cause customers, borrowers, employees, vendors, partners or investors to lose confidence in the effectiveness of our data security measures. Any security breach or other data incident, whether actual or perceived, would harm our reputation and could cause us to lose customers, borrowers, employees, vendors, partners, or investors, and could adversely affect our business and operations.
Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions, security breaches, or other data incidents, including with respect to our information systems or our vendors’ information systems, or any perception that our security measures are inadequate, could negatively impact our operations, damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, and expose us to civil litigation, enforcement actions by governmental agencies, regulatory fines or other damages or losses, including those not covered by insurance.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could materially adversely affect our business, financial condition, results of operations and prospects, as well as the value of our securities.
We have identified material weaknesses in our internal control over financial reporting which, if not remediated appropriately or in a timely manner, could result in a loss of investor confidence and adversely impact the trading price of our securities.
As disclosed in Part II - Item 9A. Controls and Procedures, management has identified material weaknesses in our internal control over financial reporting. As a result, management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2025. The Company is currently working to remediate the material weaknesses. However, there can be no assurance that these remediation efforts will be successful. In addition, these remediation efforts will place a burden on management and may result in additional expenses.
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

In November 2025, we determined to restate the Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022, in order to restate the Consolidated Statements of Cash Flows and related notes. As a result, we are subject to additional risks and uncertainties, which could affect investor confidence in the accuracy of our financial disclosures and may cause reputational harm to our business. We may face potential litigation or other disputes, which may include, among others, claims under federal and state securities laws. In addition, the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements. If one or more of these risks persist, our business, operations, and financial condition could be materially and adversely affected.

The fair value of our investment securities can fluctuate due to factors outside of our control.
As of December 31, 2025, the fair value of our available for sale securities portfolio was approximately $1.43 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, monetary policy actions by the Federal Reserve, and changes in market interest rates and potential instability in the capital markets. Any of these factors, among others, could cause impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects, as well as the value of our securities. The process for determining whether a security is reported at the proper carrying amount usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our inability to accurately predict the future performance of an issuer or to efficiently respond to changing market conditions could result in a decline in the value of our investment securities portfolio, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, adjustments to the ACL on available-for-sale investment securities would negatively affect the Company’s earnings and regulatory capital ratios.

Our ACL may prove to be insufficient to absorb lifetime losses on loans, leases and off-balance sheet credit exposures.
We maintain allowances for credit losses on loans, leases, and off-balance sheet credit exposures. The ACL on loans and leases are contra-asset valuation accounts that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, such as committed, but as of yet unfunded loans, the ACL is a liability account reported as an other liability in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of ACL inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers; new information regarding existing loans and loan commitments; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans and off-balance sheet credit exposures. In addition, bank regulatory agencies periodically review our ACL and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans or off-balance sheet credit exposures in future periods exceed our allowances for credit losses on loans or off-balance sheet credit exposures, we will need to recognize additional credit loss expense. Any increase in the ACL on loans and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations. See “Note 1. Organization and Summary of Significant Accounting Policies” to the consolidated financial statements for further discussion related to our process for determining the appropriate level of the ACL.
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
We anticipate that gains on the sale of loans will continue to comprise a meaningful component of our revenue in 2026. The determination of gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs. The value of retained unguaranteed loans and servicing rights is determined as described above. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in the assumptions used to compute gains on sale of loans could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability.

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
Our access to funding sources in amounts adequate to finance our activities or at a reasonable cost could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could adversely affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn, failures of or interruptions to our banking platform, our lack of access to a traditional branch banking network designed to generate core deposits, and adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Our access to borrowed funds could become limited in the future, and we may be required to pay above market rates for additional borrowed funds, if we are able to obtain them at all, which may adversely affect our business, results of operations and financial condition.

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
The amount of other real estate owned, or OREO, may increase significantly, resulting in additional losses, costs and expenses that will negatively affect our operations.
In connection with our banking business, we take title to real estate collateral from time to time through foreclosure or otherwise in connection with efforts to collect debts previously contracted. Such real estate is referred to as other real estate owned (“OREO”). As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. The amount of OREO we hold may increase due to various economic conditions or other factors. Any additional increase in losses and maintenance costs and other expenses due to OREO may have a material adverse effect on our business, results of operations and financial condition. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and other expenses, and reduce our ultimate realization from any OREO sales. In addition, at the time of acquisition of the OREO we are required to reflect its fair market value in our financial statements. If the OREO declines in value subsequent to its acquisition, we are required to recognize a loss. As a result, declines in the value of our OREO will have a negative effect on our business, results of operations and financial condition. As of December 31, 2025, we had eight OREO properties with an aggregate carrying value of $8.2 million.
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
Our investments in financial technology companies and initiatives subject us to material financial, reputational and strategic risks.
Our investments in various financial technology companies have had a significant impact on our results of operations, and we anticipate they will continue to have a significant impact on our results of operations in the future. Investments where we have the ability to exercise significant influence but not control over the operating and financial policies of the investee are accounted for using the equity method of accounting. For investments accounted for under the equity method, we increase or decrease our investment by our proportionate share of the investee’s net income or loss. Those investments where we are not able to exercise significant influence over the investee are accounted for under the equity security accounting method, where changes in fair value resulting from observable price changes arising from orderly transactions are recognized in net income. We also periodically evaluate our investments for impairment. The results of this testing of our investments for potential impairment may be adversely affected by a variety of factors, including market conditions, general economic conditions and unfavorable changes in the businesses underlying the investments. Impairments or write-downs of these assets may result in charges that adversely affect our results of operations. See “Note 1. Organization and Summary of Significant Accounting Policies” under the subheading entitled “Investments” for more information.
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
We invest, directly and indirectly, in early to growth-stage companies that may include companies that utilize advanced science, technology, engineering and/or mathematics, including AI technologies, to innovate in the financial technology market. Investments in these companies involve a high degree of business and financial risk that can result in substantial losses. These companies may be unseasoned, unprofitable or have no established operating histories or earnings and may lack technical, marketing, financial and other resources. These companies often have the need for substantial additional capital to support expansion or to achieve or maintain a competitive position. Less established companies tend to have lower capitalization and fewer resources and, therefore, are often more vulnerable to financial failure. These companies may be dependent upon the success of one product or service, a unique distribution channel, or the effectiveness of a manager or management team. The failure of this one product, service or distribution channel, or the loss or ineffectiveness of a key executive or executives within the management team may have a materially adverse impact on such companies. Such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, AI, manufacturing, marketing and service capabilities, and a larger number of qualified managerial and technical personnel.

The possibility that the companies in which we invest will not be able to commercialize their technology or product concept presents significant risk to our business operations and financial results. These companies tend to lack management depth, to have limited or no history of operations and to not have attained profitability. Additionally, although some of these companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which we invest will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that one or more of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.
Our investments in other companies may be illiquid.
The equity securities of the companies in which we invest are at the time of acquisition unmarketable and illiquid, and there can be no assurance that a ready market for these securities will ever exist. Such securities generally cannot be sold publicly without prior agreement with the issuer to register the securities under the Securities Act or by selling such securities under Rule 144 or other provisions of the Securities Act which permit only limited sales under specified conditions. We generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares or enters into a business combination with another company which purchases our equity securities for cash or exchanges them for publicly traded securities of the acquirer. The feasibility of such transactions depends upon the company's financial results as well as general economic and equity market conditions. Furthermore, even if the equity securities owned become publicly traded, our ability to sell such securities may be limited by the lack of, or limited nature of, a trading market for such securities. There can be no assurance that the value at which we carry these assets will necessarily reflect the amount which could be realized upon a sale or other liquidity event.
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
As of January 31, 2026, our directors and executive officers and their related entities own, in the aggregate, approximately 22.4% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of the Company or its assets. This concentration of ownership could limit the ability of other shareholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders. For information regarding the ownership of our outstanding securities by our executive officers and directors and related entities, see “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this Report.
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
Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand, or business and earnings, as well as the value of our securities.
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
Although we comply with all current applicable capital requirements, we may be subject to more stringent regulatory capital requirements in the future, and we may need additional capital in order to meet those requirements. If we or the Bank fail to meet applicable minimum capital requirements or cease to be well capitalized, such failure would cause us and the Bank to be subject to regulatory restrictions and could adversely affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common or preferred stock and/or repurchase shares, our ability to make acquisitions, and our business, results of operations and financial condition, generally.
Because our total assets exceed $10 billion, we are subject to heightened regulatory requirements, which could have an adverse effect on our financial condition or results of operations.
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose additional requirements on bank holding companies with total assets of at least $10 billion. In addition, banks with total assets of at least $10 billion are primarily examined by the CFPB with respect to federal consumer protection laws and regulations, however, there is currently uncertainty surrounding the ongoing operations of the CFPB. In the first quarter of 2023, the Company and the Bank each first exceeded $10 billion in total assets. As of December 31, 2025, the Company and the Bank had total assets of $15.13 billion and $15.06 billion, respectively. As a result, we are subject to additional requirements including, but not limited to, establishing a dedicated risk committee of our Board, calculating our FDIC deposit insurance assessment using the large bank pricing rule and more frequent regulatory examinations. We have incurred significant expenses in connection with these compliance obligations and expect to continue to incur expenses to address heightened regulatory requirements. These additional regulatory requirements and increased compliance expenses could have a material adverse effect on our business, financial condition, results of operations, and the value of our securities.

Our deposit operations are subject to extensive regulation, and we expect additional regulatory requirements to be implemented in the future.
We are subject to significant anti-money laundering, “know your customer” and other regulations under applicable law, including the Bank Secrecy Act and the USA PATRIOT Act, and we could become subject in the future to additional regulatory requirements beyond those that are currently adopted, proposed or contemplated. We expect that federal and state bank regulators will continue to increase their oversight, inspection and investigatory role over our deposit operations. Furthermore, we intend to further increase our deposit product offerings and grow our customer deposit portfolio in the future and, as a result, we are, and will continue to be, subject to heightened compliance and operating costs that could adversely affect our business, results of operations and financial condition. In addition, legal and regulatory proceedings and other contingencies will arise from time to time that may have an adverse effect on our business practices and results of operations.
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
Similarly, inflation and rapid increases in interest rates have led in the past and may lead in the future to a decline in the fair value of previously issued government securities with interest rates below current market interest rates. Any sale of investment securities that are held in an unrealized loss position by financial institutions for liquidity or other purposes will cause actual losses to be realized. There can be no assurance that there will not be bank failures or issues such as liquidity concerns in the broader financial services industry or in the U.S. financial system as a whole. Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices, and credit availability for financial institutions without regard to their underlying financial strength.
Any of these impacts, or any other impacts resulting from the events described above, could have a material adverse effect on our liquidity and our current and/or projected business operations and financial condition, results of operations, and the value of our securities.
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
Risks Related to Our Securities
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
Live Oak Bancshares, Inc. had 46,049,402 shares of common stock outstanding at January 31, 2026. In addition, as of January 31, 2026, there were outstanding options to purchase 25,083 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale. Also, as of January 31, 2026, there were 1,828,510 outstanding restricted stock units that vest over time that, when vested, will result in additional shares becoming available for sale. A large portion of these shares, options and restricted stock units are held by a relatively small number of persons. Sales by these holders of a substantial number of shares could significantly reduce the market price of our common stock.
There can be no assurance that we will continue to pay cash dividends on our common stock.
Although we have historically paid cash dividends to the holders of our common stock, there is no assurance that we will continue to pay such cash dividends. Future payment of cash dividends on our common stock, if any, will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, economic conditions, and such other factors as the board may deem relevant.

The Company’s common stock is subordinate to the Company’s existing and future preferred stock.
The Company has outstanding Series A preferred stock that is senior to the Company’s common stock and could adversely affect the ability of the Company to declare or pay dividends or distributions on common stock. Under the terms of the Series A preferred stock, the Company is prohibited from paying dividends on its common stock unless all full dividends for the latest dividend period on all outstanding shares of Series A preferred stock have been declared and paid in full or declared and a sum sufficient for the payment of those dividends has been set aside. Furthermore, if the Company experiences a material deterioration in its financial condition, liquidity, capital, results of operations or risk profile, the Company’s regulators may not permit it to make future payments on its Series A preferred stock, thereby preventing the payment of dividends on the Company’s common stock.
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
Live Oak Bancshares, Inc.’s securities are not insured deposits and may lose value.
Live Oak Bancshares, Inc.’s securities are not savings accounts, deposits or other obligations of any depository institution and are not insured or guaranteed by the FDIC or any other governmental agency or instrumentality, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section. As a result, if you acquire our securities, you may lose some or all of your investment.
General Risk Factors
We face strong competition from a diverse group of competitors.
The banking business is highly competitive, and we experience strong competition from many other financial institutions, including some of the largest commercial banks headquartered in the country, as well as other federally and state chartered financial institutions such as community banks and credit unions, finance and business development companies, commercial and consumer finance companies, peer-to-peer and marketplace lenders, securities brokerage firms, insurance companies, money market and mutual funds, fintech lenders, and other non-bank lenders.

We compete with these institutions both in attracting deposits and in making loans, primarily on the basis of the interest rates we pay and yield on these products. We also compete with these institutions in our other business lines, including wealth management. Many of our competitors are well-established, much larger financial institutions. While we believe we can successfully compete with these other lenders in our industry verticals, we may face a competitive disadvantage as a result of our smaller size. Furthermore, nothing would prevent our competitors from developing or licensing a technology-based platform similar to the technology-based platform we currently use in our business. In addition, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation, legislative, regulatory and technological changes, including advances in AI and automation, and the emergence of alternative banking sources.
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

Our competitors may have greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to AI, automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively.
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
We have implemented a risk management framework to manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance risks. Our framework also includes financial and other modeling methodologies which involve management assumptions and judgment. We are also making efforts to evolve our risk management framework to manage the novel and amplified risks arising from the deployment and use of AI and related technologies. Our risk management framework may not be effective under all circumstances and it may fail to adequately identify or mitigate risk or loss to us. If our framework is not effective, we could suffer unexpected losses and be subject to potentially adverse regulatory consequences, and our business, results of operations and financial condition could be materially and adversely affected.

Changes in accounting standards and management’s selection of accounting methods, including assumptions and estimates, could materially impact our financial statements.
From time to time, the SEC and the Financial Accounting Standards Board (“FASB”) update U.S. generally accepted accounting principles (“GAAP”) that govern the preparation of our financial statements. In addition, the FASB, SEC, bank regulators and our outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, we may experience unexpected material adverse consequences that could negatively affect our business, results of operations and financial condition.
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

Engagement of Third Parties in Connection With Risk Management
The Company leverages various third parties to conduct evaluations of our Cybersecurity Program, including security controls. The Company engages a third party to audit its information technology function, which includes an assessment of the Company’s cybersecurity efforts. The Company also maintains cybersecurity insurance; however, the costs related to cybersecurity threats or disruptions may not be fully insured. Additionally, the Company engages third parties to perform penetration tests on an annual basis. The Company also periodically engages third parties for assessments of specific products, services, or applications. The Company leverages various software and service providers as part of its Cybersecurity Program that assist with various services, including monitoring third-party suppliers. The Company also receives periodic threat intelligence reports from vendors, peers, and industry information sharing and analysis centers. The Company maintains a relationship with a leading incident response firm to assist the Company in responding to cybersecurity incidents, if appropriate.

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
Management’s Role in Cybersecurity Risk Management
Management convenes a standing Information Security Committee to monitor, measure, and report key indicators, risk assessments, and security measures to the management Corporate Risk Committee. Information Security leadership, in conjunction with the Corporate Risk Committee, make quarterly reports to the Risk Committee of the Board of Directors. Such quarterly reporting may include, but is not limited to, key metrics and risk indicators, penetration test results, risk assessment results, status of ongoing initiatives, incident and notable event reports, compliance with regulatory standards, and operational issues.
In addition to quarterly reporting to the Board’s Risk Committee, the Company’s incident response processes include escalation to management when an incident is suspected.
Risk Management Personnel
Primary responsibility for assessing, monitoring, and managing our Cybersecurity Program rests with the Interim Information Security Officer, supported by two Interim Deputy Chief Information Security Officers and the broader Information Security function.
The Chief Information and Digital Officer, Renato Derraik, also serves as Interim Information Security Officer. Mr. Derraik has served as the Bank’s Chief Information and Digital Officer since June 2021 and has over 25 years of experience leading technology, digital, and operating model transformations, including leadership roles overseeing digital innovation and transformation at a large financial services company, and advising global organizations on technology and digital transformations. This experience supports his oversight of cybersecurity risk management, including integrating cybersecurity risk considerations into technology strategy, operations, governance, and risk reporting.
The Interim Information Security Officer is supported by Scott McMichael and George Werbacher, who serve as the Interim Deputy Chief Information Security Officers. Mr. McMichael leads cybersecurity risk management and governance, including enterprise cyber risk oversight, training and awareness, portfolio oversight, regulatory alignment, and third-party information security risk management. He brings over 20 years of experience in financial services governance, security, and risk leadership, including senior leadership roles at Capital One Financial Corporation and Navy Federal Credit Union. Mr. McMichael holds a Juris Doctor from the University of Richmond School of Law. Mr. Werbacher leads key security controls and operations, including detection and response, incident management, vulnerability management, and cloud and network security. He brings over a decade of cybersecurity leadership experience across financial services and technology, including senior security roles at Capital One Financial Corporation, Truist Financial Corporation, and Blackbaud Inc. Mr. Werbacher holds a Master of Science in Information Security and Policy Management from Carnegie Mellon University. Mr. McMichael and Mr. Werbacher are both graduates of the Carnegie Mellon Executive Education CISO program.
Monitoring Cybersecurity Incidents
Information Security leadership are continually informed of and monitor cybersecurity risks and incidents through real-time updates, including a partnership with a managed security service provider. Periodic Information Security Committee meetings cover key metrics and risk indicators, penetration test results, risk assessment results, status of ongoing initiatives, incident and notable event reports, compliance with regulatory standards, and operational issues. In the event of a cybersecurity incident, we have an established incident response plan that requires prompt notification to Information Security leadership, who in turn engages with the corporate Incident Response Team (IRT) to respond to the incident. Information Security leadership are also responsible for informing the Information Security Committee of cybersecurity incidents, which in turn reviews the impact of incidents and monitors the Company’s mitigation and remediation efforts. Depending on the nature of the incident, this process also provides for escalating notice to the Risk Committee of the Board of Directors. These processes assist management and the Risk Committee in staying informed of and monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Reporting to Board of Directors
Information Security leadership periodically inform the Information Security Committee, Corporate Risk Committee and Board’s Risk Committee of cybersecurity risks and incidents. This enables the highest levels of management to be kept abreast of the Company’s cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to the Risk Committee of the Board of Directors, where appropriate.
Item 2.PROPERTIES
The following table sets forth the location of the Company’s main offices, as well as additional administrative offices and certain information relating to the facilities.

Office	Address	Year Opened	Approximate Square Footage	Owned or Leased
Wilmington, NC Main Offices	1741 Tiburon Dr	2013	36,000	Owned
	1757 Tiburon Dr	2015	55,000
	1805 Tiburon Dr	2019	64,000
	1811 Tiburon Dr	2019	24,000
	1817 Tiburon Dr	2024	67,000
Santa Rosa, CA Office	100 B St Ste. 100	2015	2,386	Leased
Wilmington Flight Operations	1890 Trask Dr	2017	26,500	Owned
Rocky Mount, NC Office	210 Bryant St, Ste. A	2020	1,698	Leased
Durham, NC Office	411 W. Chapel Hill Street Ste. 940	2026	1,700	Leased
The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its operational needs.
Item 3.LEGAL PROCEEDINGS
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of December 31, 2025, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on its business, operating results or financial condition.
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
Holders
As of January 31, 2026, there were 46,049,402 voting shares outstanding and 200 holders of record for Bancshares’ common stock.
Dividend Policy
The timing and amount of cash dividends paid on common stock depends on Bancshares’ earnings, capital requirements, financial condition and other relevant factors. Although Bancshares has historically paid quarterly cash dividends to its common stock shareholders in the past, and currently expects to pay comparable quarterly cash dividends in the future, common stock shareholders are not entitled to receive dividends. Downturns in domestic and global economies and other factors could cause the Bancshares Board of Directors to consider, among other things, the elimination of or reduction in the amount and/or frequency of cash dividends paid on Bancshares’ common stock. See “Supervision and Regulation” under Item 1 of this Report for more information on restrictions on Bancshares’ ability to declare and pay dividends. Bancshares can offer no assurance that the Board of Directors will continue to declare or pay cash dividends on common stock in any future period.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12 of this Report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Stock Performance Graph
The stock performance graph required by Item 201(e) of Regulation S-K is incorporated into this Report by reference from Bancshares annual report to shareholders for the year ended December 31, 2025, which will be posted on the Company’s website and furnished to the SEC subsequent to the date of this Report. The stock performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following presents management’s discussion and analysis (“MD&A”) of the more significant factors that affected the Company's financial condition and results of operations for the year ended December 31, 2025 as compared to December 31, 2024. For a comparison of 2024 results to 2023 and other 2023 information not included herein, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of the 2024 Form 10-K/A filed with the SEC on November 17, 2025. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
Dollar amounts in tables are stated in thousands, except for per share amounts.
Nature of Operations
Live Oak Bancshares, Inc. (collectively with its subsidiaries including Live Oak Banking Company, the “Company”) is a financial holding company and a bank holding company headquartered in Wilmington, North Carolina, incorporated under the laws of North Carolina in December 2008. The Company conducts business operations primarily through its commercial bank subsidiary, Live Oak Banking Company (the “Bank”). The Bank was incorporated in February 2008 as a North Carolina-chartered commercial bank. The Bank specializes in providing lending and deposit-related services to small businesses nationwide. A significant portion of the loans originated by the Bank are partially guaranteed by the U.S. Small Business Administration (“SBA”) under the 7(a) Loan program and the U.S. Department of Agriculture (“USDA”) Rural Energy for America Program (“REAP”), Water and Environmental Program (“WEP”), Business & Industry (“B&I”) and Community Facilities loan programs. These loans are to small businesses and professionals with what the Bank believes are lower risk characteristics. Industries, or “verticals,” on which the Bank focuses its lending efforts are carefully selected. The Bank also lends more broadly to select borrowers outside of those verticals.
As of December 31, 2025, the Company’s wholly owned material subsidiaries were the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”) and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining at the Company’s Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors, LLC (“Canapi Advisors”) was a wholly owned subsidiary providing investment advisory services to a series of funds (the “Canapi Funds”) focused on providing venture capital to new and emerging financial technology companies. During the third quarter of 2024, the Canapi Funds were restructured and Canapi Advisors voluntarily withdrew as an investment advisor to the funds. Canapi Advisors was subsequently dissolved in the fourth quarter of 2024. During the fourth quarter of 2024, Live Oak Ventures consolidated its investment in Synply, Inc. as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions. The non-controlling interest in Synply is disclosed according to the Company’s consolidation policy.
As of December 31, 2025, the Bank’s wholly owned subsidiaries were Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), Live Oak Private Wealth, LLC (“Live Oak Private Wealth”) and Tiburon Land Holdings, LLC (“TLH”). Live Oak Number One, Inc. holds properties foreclosed on by the Bank. LOCEF provides financing to entities for renewable energy applications. Live Oak Private Wealth provides high-net-worth individuals and families with strategic wealth and investment management services. TLH holds land adjacent to the Bank's headquarters consisting of wetlands and other protected property for the use and enjoyment of the Bank's employees and customers.

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

Executive Summary
The table below sets forth selected consolidated financial data as of the dates or for the periods indicated.

	As of and for the Year Ended December 31,
	2025	2024	2023
Income Statement Data
Net income attributable to common shareholders	$102,823	$77,474	$73,898
Per Common Share
Net income, diluted	$2.23	$1.69	$1.64
Dividends declared - common	0.12	0.12	0.12
Book value per common share	25.06	22.12	20.23
Tangible book value per common share (1)	24.97	22.05	20.15
Performance Ratios
Return on average assets	0.74%	0.65%	0.69%
Return on average common equity	9.47	7.94	8.66
Net interest margin	3.30	3.27	3.35
Efficiency ratio (1)	58.62	62.04	70.14
Noninterest income to total revenue	22.40	23.06	23.15
Dividend payout ratio	5.33	6.97	7.20
Selected Loan Metrics
Loans and leases originated	$6,209,639	$5,155,244	$3,946,873
Outstanding balance of sold loans serviced	5,599,724	4,715,895	4,238,328
Asset Quality Ratios
Allowance for credit losses to loans and leases held for investment (2)	1.64%	1.69%	1.53%
Net charge-offs (2)	$68,774	$46,692	$21,373
Net charge-offs to average loans and leases held for investment (2) (3)	0.63%	0.52%	0.28%

Nonperforming loans and leases at historical cost (2)
Unguaranteed	$101,371	$81,412	$39,285
Guaranteed	399,786	222,885	95,678
Total	501,157	304,297	134,963
Unguaranteed nonperforming historical cost loans and leases, to loans and leases held for investment (2)	0.87%	0.82%	0.48%

Nonperforming loans at fair value (4)
Unguaranteed	$7,715	$9,115	$7,230
Guaranteed	53,887	54,873	41,244
Total	61,602	63,988	48,474
Unguaranteed nonperforming fair value loans to loans held for investment (4)	2.96%	2.77%	1.86%
Consolidated Capital Ratios
Common equity tier 1 capital (to risk-weighted assets)	10.53%	11.04%	11.73%
Tier 1 leverage capital (to average assets)	8.48	8.21	8.58
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

The following is a summary of the Company's financial highlights and events for 2025:
•Record year of loan production with total loans and leases held for sale and investment increasing by $1.81 billion, or 17.1%. Total loan originations in 2025 were $6.21 billion compared to $5.16 billion in 2024, an increase of 20.5%. Substantial loan production in 2025 was the primary driver of growth in total assets, which increased to $15.13 billion at December 31, 2025 as compared to $12.94 billion at December 31, 2024, for an increase of $2.19 billion, or 16.9%.
•Supporting loan growth, total deposits increased by $1.93 billion, or 16.4%, to $13.69 billion at the end of 2025 and shareholders’ equity increased $250.6 million, or 25.0%, driven by net income as discussed below and further bolstered by the issuance of depositary shares which resulted in net proceeds of $96.3 million.
•Net income attributable to common shareholders increased $25.3 million, or 32.7%, from $77.5 million, or $1.69 per diluted share, to $102.8 million, or $2.23 per diluted share, largely due to the following items:
◦Net interest income increased by $72.5 million, or 19.3%, largely the result of robust loan growth, which led to an increase in net interest margin to 3.30% for 2025 as compared to 3.27% for 2024.
◦The provision for credit losses of $96.3 million remained relatively flat year over year. Total nonperforming unguaranteed loans and leases as a percentage of total loans and leases held for investment, excluding loans measured at fair value, increased from 0.82% at the end of 2024 to 0.87% at the end of 2025. Net charge-offs as a percentage of average held for investment loans and leases carried at amortized cost, for the years ended December 31, 2025 and 2024, were 0.63% and 0.52%, respectively.
◦Increased total noninterest income of $16.8 million, or 14.9%, and increased total noninterest expense of $35.6 million, or 11.7%. A detailed overview of key drivers of year-over-year changes in reported net income is outlined more fully in the opening to the section titled “Results of Operations.”
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

Results of Operations
The Company reported net income attributable to common shareholders of $102.8 million, or $2.23 per diluted share, for 2025 compared to $77.5 million, or $1.69 per diluted share, for 2024.
The increase in net income was largely due to the following items:
•Increased net interest income of $72.5 million, or 19.3%;
•Increased net gains on sales of loans of $12.7 million, or 25.4%, principally the result of higher loan sale volumes in 2025;
•Increased equity method investments income of $28.3 million, largely comprised of a $24.1 million gain arising from the sale of the Company’s interest in Apiture, Inc.
Key factors partially offsetting the year-over-year increase in net income were comprised of decreases in management fee and other noninterest income of $7.7 million and $20.2 million, respectively, combined with increases in salary and employee benefits, technology expense and income tax expense of $14.7 million, $8.7 million and $25.4 million, respectively.
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
For 2025, net interest income increased $72.5 million, or 19.3%, to $448.4 million compared to $375.9 million for 2024. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities. Average interest-earning assets increased by $2.10 billion, or 18.2%, to $13.59 billion for 2025, compared to $11.50 billion for 2024, while the yield on average interest-earning assets decreased by 39 basis points to 6.68%. The cost of funds on interest-bearing liabilities for 2025 decreased by 39 basis points to 3.72%, and the average balance of interest-bearing liabilities increased by $1.73 billion, or 16.3%, over 2024.
The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth as well as maintenance of the Company's target liquidity profile. As indicated in the rate/volume table below, the overall increase discussed above is reflected in increased interest income of $96.1 million outpacing growth in interest expense of $23.6 million for 2025 compared to 2024. The net interest margin slightly increased from 3.27% for 2024 to 3.30% for 2025.
In January 2026, the Federal Reserve decided to maintain the federal funds upper target rate at 3.75%. The Federal Reserve released its most current federal funds target rate midpoint projections at its previous meeting in December 2025 which implied a decrease of approximately 25 basis points to 3.4% by the end of 2026 and a decrease of approximately 25 basis points to 3.1% by the end of 2027. There can be no assurance that any further decreases or increases in the Federal Funds rate will occur, and if they do, the amount and timing of actual adjustments are subject to change. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for information about the Company’s sensitivity to interest rates.

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

	2025			2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$703,886	$30,301	4.30%	$556,108	$29,118	5.24%	$584,691	$29,487	5.04%
Federal funds sold	—	—	—	—	—	—	34,529	1,624	4.70
Investment securities	1,418,580	47,591	3.35	1,283,161	38,413	2.99	1,237,458	33,497	2.71
Loans held for sale	401,771	32,963	8.20	372,803	34,903	9.36	539,197	48,235	8.95
Loans and leases held for investment (1)	11,068,810	797,617	7.21	9,285,908	709,938	7.65	7,905,875	575,432	7.28
Total interest-earning assets	13,593,047	908,472	6.68	11,497,980	812,372	7.07	10,301,750	688,275	6.68
Less: Allowance for credit losses on loans and leases	(179,962)			(138,766)			(110,855)
Noninterest-earning assets	537,794			557,297			493,968
Total assets	$13,950,879			$11,916,511			$10,684,863
Interest-bearing liabilities:
Interest-bearing checking	$370,562	$16,171	4.36%	$326,410	$17,692	5.42%	$231,413	$12,718	5.50%
Savings	6,310,054	224,458	3.56	4,934,818	198,612	4.02	4,428,306	171,151	3.86
Money market accounts	133,566	429	0.32	131,636	739	0.56	125,279	721	0.58
Certificates of deposit	5,431,128	212,355	3.91	5,133,511	213,844	4.17	4,695,161	155,617	3.31
Total deposits	12,245,310	453,413	3.70	10,526,375	430,887	4.09	9,480,159	340,207	3.59
Other borrowings	108,062	6,701	6.20	94,512	5,580	5.90	61,743	2,763	4.48
Total interest-bearing liabilities	12,353,372	460,114	3.72	10,620,887	436,467	4.11	9,541,902	342,970	3.59
Noninterest-bearing deposits	403,508			239,078			215,327
Noninterest-bearing liabilities	64,630			80,549			74,046
Shareholders' equity	1,124,974			975,215			853,588
Non-controlling interest	4,395			782			—
Total liabilities and shareholders' equity	$13,950,879			$11,916,511			$10,684,863
Net interest income and interest rate spread		$448,358	2.96%		$375,905	2.96%		$345,305	3.09%
Net interest margin			3.30%			3.27%			3.35%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.04%			108.26%			107.96%
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

	2025 vs. 2024			2024 vs. 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$(5,867)	$7,050	$1,183	$1,100	$(1,469)	$(369)
Federal funds sold	—	—	—	—	(1,624)	(1,624)
Investment securities	4,879	4,299	9,178	3,613	1,303	4,916
Loans held for sale	(4,484)	2,544	(1,940)	1,900	(15,232)	(13,332)
Loans and leases held for investment	(44,713)	132,392	87,679	31,529	102,977	134,506
Total interest income	(50,185)	146,285	96,100	38,142	85,955	124,097
Interest expense:
Interest-bearing checking	(3,681)	2,160	(1,521)	(211)	5,185	4,974
Savings	(26,288)	52,134	25,846	7,480	19,981	27,461
Money market accounts	(319)	9	(310)	(18)	36	18
Certificates of deposit	(13,506)	12,017	(1,489)	41,833	16,394	58,227
Other borrowings	301	820	1,121	1,116	1,701	2,817
Total interest expense	(43,493)	67,140	23,647	50,200	43,297	93,497
Net interest income	$(6,692)	$79,145	$72,453	$(12,058)	$42,658	$30,600
Provision for Credit Losses
The provision for credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the allowance for credit losses (“ACL”) on loans and leases at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan and lease portfolio. Beginning in the second quarter of 2024, the expense related to off-balance sheet credit exposures was also included in the provision for credit losses in response to growth in the amount of loans with applicable off-balance sheet credit risk. See Note 1 to the consolidated financial statements included in Item 8 of this Report under the subheading Allowance for Off-Balance Sheet Credit Exposures for additional information.
Losses inherent in loan relationships are mitigated if a portion of the loan is guaranteed by the SBA or USDA. Typical SBA 7(a) and USDA guarantees range from 50% to 90% depending on loan size and type, which serve to reduce the risk profile of these loans. The Company believes that its focus on compliance with regulations and guidance from the SBA and USDA are key factors to managing this risk.
The provision for credit losses was $96.3 million in 2025, relatively flat compared to $96.2 million in 2024, with an increase of $91 thousand.
Loans and leases held for investment at historical cost were $11.71 billion as of December 31, 2025, an increase of $1.81 billion, or 18.3%, compared to December 31, 2024.
Net charge-offs for loans and leases carried at historical cost were $68.8 million, or 0.63% of average loans and leases held for investment at amortized cost, excluding loans measured at fair value, for 2025, compared to net charge-offs of $46.7 million, or 0.52%, for 2024, an increase of $22.1 million, or 47.3%. The increase in net charge-offs for 2025 was largely concentrated to individually evaluated loans with specific reserves recorded in prior periods. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $7.7 million and $9.1 million accounted for under the fair value option at December 31, 2025 and 2024, respectively, totaled $101.4 million, which was 0.87% of the held for investment loan and lease portfolio carried at historical cost at December 31, 2025, compared to $81.4 million, or 0.82% of loans and leases held for investment carried at historical cost at December 31, 2024.
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
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Years Ended December 31,			2024/2025 Increase (Decrease)		2023/2024 Increase (Decrease)
	2025	2024	2023	Amount	Percent	Amount	Percent
Noninterest income
Loan servicing revenue	$34,902	$31,535	$27,399	$3,367	10.7%	$4,136	15.1%
Loan servicing asset revaluation	(16,077)	(12,155)	4,886	(3,922)	32.3	(17,041)	348.8
Net gains on sales of loans	62,420	49,770	38,812	12,650	25.4	10,958	28.2
Net gain (loss) on loans accounted for under the fair value option	1,216	2,403	(3,539)	(1,187)	49.4	5,942	(167.9)
Equity method investments (loss) income	17,387	(10,921)	(5,994)	28,308	259.2	(4,927)	82.2
Equity security investments gains (losses), net	5,733	553	(969)	5,180	(936.7)	1,522	(157.1)
Lease income	10,051	9,756	10,007	295	3.0	(251)	(2.5)
Management fee income	—	7,658	13,324	(7,658)	(100.0)	(5,666)	(42.5)
Other noninterest income	13,826	34,053	20,074	(20,227)	(59.4)	13,979	69.6
Total noninterest income	$129,458	$112,652	$104,000	$16,806	14.9%	$8,652	8.3%
Years ended December 31, 2025 vs. 2024
For 2025, noninterest income increased by $16.8 million, or 14.9%, compared to 2024. The increase over the prior year is primarily a result of higher servicing revenue of $3.4 million, increased net gains on sales of loans of $12.7 million, $28.3 million in increased equity method investments income, largely associated with the earlier mentioned gain arising from the sale of the Company’s interest in Apiture, Inc. and a $5.2 million increase in equity security investments gains largely driven by a $9.0 million gain arising from the sale of a portfolio investment. Partially offsetting the increase in total noninterest income over the prior year-to-date period was a $3.9 million increase in loss related to the servicing asset revaluation combined with a $7.7 million decrease in management fee income due to the restructuring of the Canapi Funds in the third quarter of 2024 and a $20.2 million decrease in other noninterest income. The decrease in other noninterest income was largely due to fair value losses in equity warrant assets in 2025 of $5.5 million compared to 2024 higher income related to a $2.4 million gain from the sale of a building, a $6.7 million gain arising from an aircraft sale and a $5.7 million fair value gain in equity warrant assets.

The tables below reflect loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold that are being serviced. These components are key drivers of the Company's noninterest income.

	Three months ended December 31,		Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2025	2024	2025	2024	2025	2024	2025	2024
Amount of loans and leases originated	$1,638,113	$1,421,118	$1,648,711	$1,757,856	$1,526,592	$1,171,141	$1,396,223	$805,129
Guaranteed portions of loans sold	246,529	277,546	347,750	266,307	322,317	250,466	266,275	186,654
Outstanding balance of guaranteed loans sold (1)	3,897,790	3,379,477	3,856,253	3,300,524	3,685,981	3,177,629	3,486,533	3,057,641

	Years ended December 31,
	2025	2024	2023	2022	2021
Amount of loans and leases originated	$6,209,639	$5,155,244	$3,946,873	$4,007,621	$4,480,725
Guaranteed portions of loans sold	1,182,871	980,973	877,551	580,889	668,462
Outstanding balance of guaranteed loans sold (1)	3,897,790	3,379,477	2,986,959	2,668,110	2,756,915
(1)This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Changes in various components of noninterest income are discussed in more detail below.
Loan Servicing Asset Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, ancillary income, prepayment speeds and default rates and losses, with prepayment speed and discount rate being the most sensitive assumptions. For 2025, there was a net loss on loan servicing asset revaluation of $16.1 million compared to a net loss of $12.2 million for 2024, resulting in a negative change of $3.9 million. The negative change in valuation of the servicing asset compared to 2024 was principally the result of principal paydowns or runoff as well as less favorable market conditions in 2025.
Net Gains on Sales of Loans: For 2025, net gains on sales of loans increased $12.7 million, or 25.4%, compared to 2024. The volume of guaranteed loans sold increased $201.9 million, or 20.6%, over 2024 while the average net gain on loan sale premium remained stable at 107% in both 2024 and 2025, respectively. The increase in net gains on sales of loans over 2024 was principally related to a higher loan sale volume.
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option: For 2025, the Company had a net gain on loans accounted for under the fair value option of $1.2 million compared to a net gain of $2.4 million for 2024, a negative change of $1.2 million. The carrying amount of loans accounted for under the fair value option at December 31, 2025 and 2024 was $260.6 million (all classified as held for investment) and $328.7 million (all classified as held for investment), respectively, a decrease of $68.1 million, or 20.7%. The reduction in net gain arising from the valuation of loans accounted for under the fair value option was principally the result of credit downgrades in the derivation of fair value for a portion of the underlying loans.
Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee-related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.

The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Years Ended December 31,			2024/2025 Increase (Decrease)		2023/2024 Increase (Decrease)
	2025	2024	2023	Amount	Percent	Amount	Percent
Noninterest expense
Salaries and employee benefits	$189,435	$174,707	$169,092	$14,728	8.4%	$5,615	3.3%
Non-employee expenses:
Travel expense	7,031	7,170	7,149	(139)	(1.9)	21	0.3
Professional services expense	10,752	11,023	7,737	(271)	(2.5)	3,286	42.5
Advertising and marketing expense	12,222	11,148	12,559	1,074	9.6	(1,411)	(11.2)
Occupancy expense	9,762	10,000	8,490	(238)	(2.4)	1,510	17.8
Technology expense	42,948	34,206	31,858	8,742	25.6	2,348	7.4
Equipment expense	14,427	13,826	14,997	601	4.3	(1,171)	(7.8)
Other loan origination and maintenance expense	18,469	17,254	14,804	1,215	7.0	2,450	16.5
Renewable energy tax credit investment impairment	735	530	14,644	205	38.7	(14,114)	(96.4)
FDIC insurance	14,672	10,835	16,670	3,837	35.4	(5,835)	(35.0)
Other expense	18,245	12,411	17,152	5,834	47.0	(4,741)	(27.6)
Total non-employee expenses	149,263	128,403	146,060	20,860	16.2	(17,657)	(12.1)
Total noninterest expense	$338,698	$303,110	$315,152	$35,588	11.7%	$(12,042)	(3.8)%
Total noninterest expense for 2025 increased $35.6 million, or 11.7%, compared to 2024. The increase in noninterest expense was predominately driven by the following items.
Salaries and employee benefits: Total personnel expense for 2025 increased by $14.7 million, or 8.4%, compared to 2024. The increase in salaries and employee benefits was principally related to continued investment in human resources to support strategic and growth initiatives. Total full-time equivalent employees increased from 1,014 at December 31, 2024 to 1,031 at December 31, 2025. Salaries and employee benefits expense included $26.3 million of stock-based compensation for 2025, compared to $26.4 million for 2024. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Technology expense: Technology expense increased $8.7 million, or 25.6%, compared to the same period in 2024. This increase was primarily related to enhanced investments in the Company’s technology resources.
FDIC insurance: FDIC insurance assessment expense increased $3.8 million, or 35.4%, compared to 2024. This increase is largely the product of the Company’s continued growth combined with increased FDIC assessment rates.
Other expense: Other expense increased $5.8 million, or 47.0%, compared to 2024. The increase was principally driven by a $1.5 million special charitable donation during the fourth quarter of 2025 made in connection with the earlier discussed Apiture gain combined with a $2.8 million loss arising from the early buyout of the Company's sole bioenergy lease in the second quarter of 2025.
Income Tax Expense
Income tax expense and related effective tax rate in 2025 was $37.2 million and 26.0% compared to $11.8 million and 13.2% in 2024. The higher level of income tax expense in 2025 as compared to 2024 was largely the result of increased pretax income in 2025 and $10.6 million in tax credits related to the Company's fourth quarter of 2023 renewable energy investment that became eligible for an extra 10% in tax credits in the first quarter of 2024.

Discussion and Analysis of Financial Condition
Total assets at December 31, 2025 were $15.13 billion, an increase of $2.19 billion, or 16.9%, compared to total assets of $12.94 billion at December 31, 2024. The growth in total assets was principally driven by growth in total loans and leases held for investment and held for sale of $1.81 billion, or 17.1%, in 2025, from $10.58 billion at December 31, 2024 to $12.39 billion at December 31, 2025. This growth was a result of strong origination activity during 2025 of $6.21 billion.
Total deposits were $13.69 billion at December 31, 2025, an increase of $1.93 billion, or 16.4%, from $11.76 billion at December 31, 2024. The increase in total deposits from the prior period was to support growth in the loan and lease portfolio as well as the Company's targeted liquidity levels. At December 31, 2025, the Bank’s total uninsured deposits were approximately $2.16 billion, or 15.8%, of total deposits.
Shareholders’ equity at December 31, 2025 was $1.25 billion as compared to $1.00 billion at December 31, 2024. The book value per share of our common stock was $25.06 at December 31, 2025 compared to $22.12 at December 31, 2024. Average equity to average assets was 8.1% for the year ended December 31, 2025 compared to 8.2% for the year ended December 31, 2024. The increase in shareholders’ equity for 2025 was principally the result of $105.9 million in net income and $96.3 million in net proceeds from the issuance of depository shares.
Loans Held for Sale & Serviced Portfolio
Any loan or portion of a loan that the Company has the intent and ability to sell is classified as held for sale. The average age of the held for sale portfolio as of December 31, 2025 was 7.7 months from origination date. Approximately 2.9% of the current held for sale portfolio is older than two years. The majority of held for sale loans over one year old are composed of construction loans or other loans that have yet to fully fund. Construction loans typically have extended build out periods that inherently result in longer lead times between origination and the ultimate sale date. Approximately 28.8% of the held for sale portfolio is aged between one and two years.
As of December 31, 2025 and 2024, the cumulative total outstanding balance of loans sold since May 2007 totaled $5.60 billion and $4.72 billion, respectively. The Company generally continues to service loans after the date of sale. As of December 31, 2025 and 2024, the total outstanding balance of loans and leases, including those serviced for others, was $18.03 billion and $15.32 billion, respectively.
Loan and Lease Maturity
As of December 31, 2025, $15.86 billion, or 88.0%, of the total outstanding balance of loans and leases, including those at fair value and those serviced for others, were variable rate loans that adjust at specified dates based on the prime lending rate or other variable indices. As of December 31, 2025, $12.23 billion, or 67.8%, of total outstanding balance of loans and leases, including those at fair value and those serviced for others, were variable rate loans that adjust on either a calendar monthly or calendar quarterly basis using the prime lending rate or other variable indices.
At December 31, 2025, 90.9%, or $11.30 billion, of the combined held for sale and held for investment loan and lease portfolio, including those at fair value, were composed of variable rate loans.

At December 31, 2025, $5.00 billion, or 41.6%, of loans held for investment, including those at fair value, mature in less than five years. Loans and leases maturing in greater than five years total $7.01 billion of the total $12.01 billion. The variable rate portion of the total held for investment loans and leases is 90.8%, which reflects the Company’s strategy to minimize interest rate risk through the use of variable rate products.

	At December 31, 2025
	Remaining Contractual Maturity of Total Held for Investment Loans and Leases
	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total (1)
Fixed rate loans and leases:
Commercial & Industrial
Small Business Banking	$15,897	$76,891	$149,463	$2,660	$244,911
Commercial Banking	11,897	40,682	78,572	192,161	323,312
Paycheck Protection Program	381	285	240	—	906
Total	28,175	117,858	228,275	194,821	569,129
Construction & Development
Small Business Banking	622	400	39	—	1,061
Total	622	400	39	—	1,061
Commercial Real Estate
Small Business Banking	11,062	56,833	20,118	117,830	205,843
Commercial Banking	1,232	55,284	5,533	2,950	64,999
Total	12,294	112,117	25,651	120,780	270,842
Commercial Land
Small Business Banking	27,794	149,922	71,006	13,637	262,359
Total	27,794	149,922	71,006	13,637	262,359
Total fixed rate loans and leases	68,885	380,297	324,971	329,238	1,103,391
Variable rate loans and leases:
Commercial & Industrial
Small Business Banking	23,151	488,529	1,755,216	95,500	2,362,396
Commercial Banking	421,486	1,703,937	210,531	335,850	2,671,804
Total	444,637	2,192,466	1,965,747	431,350	5,034,200
Construction & Development
Small Business Banking	44,284	46,813	47,956	610,027	749,080
Commercial Banking	—	69,538	—	—	69,538
Total	44,284	116,351	47,956	610,027	818,618
Commercial Real Estate
Small Business Banking	30,116	273,688	403,775	2,546,971	3,254,550
Commercial Banking	186,467	1,105,487	12,866	57,575	1,362,395
Total	216,583	1,379,175	416,641	2,604,546	4,616,945
Commercial Land
Small Business Banking	4,850	153,737	106,132	171,961	436,680
Total	4,850	153,737	106,132	171,961	436,680
Total variable rate loans and leases	710,354	3,841,729	2,536,476	3,817,884	10,906,443
Total held for investment loans and leases	$779,239	$4,222,026	$2,861,447	$4,147,122	$12,009,834
(1)Excludes retained loan discount and net deferred costs.

Commercial Real Estate
Commercial real estate loans as indicated by the FDIC include loans secured by the following: construction, land development, multifamily property and nonfarm, nonresidential real property. The following table provides information with respect to commercial real estate loans as of December 31, 2025.

	Guaranteed	Unguaranteed	Total (1)
Held for Investment Loans:
Owner Occupied
Small Business Banking	$1,379,511	$1,276,983	$2,656,494
Commercial Banking	18,172	57,820	75,992
Total	1,397,683	1,334,803	2,732,486
Non-Owner Occupied
Small Business Banking	483,896	869,883	1,353,779
Commercial Banking	31,056	1,390,421	1,421,477
Total	514,952	2,260,304	2,775,256
Total Held for Investment Commercial Real Estate	$1,912,635	$3,595,107	$5,507,742
Held for Sale Loans:
Owner Occupied
Small Business Banking	$71,729	$—	$71,729
Total	71,729	—	71,729
Non-Owner Occupied
Small Business Banking	191,944	—	191,944
Total	191,944	—	191,944
Total Held for Sale Commercial Real Estate	$263,673	$—	$263,673
Total Commercial Real Estate Loans	$2,176,308	$3,595,107	$5,771,415
% of Total Commercial Real Estate Loans	37.7%	62.3%	100.0%
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
Total nonperforming assets, including loans measured at fair value, at December 31, 2025 were $572.2 million, which represented a $200.5 million, or 53.9%, increase from December 31, 2024. These nonperforming assets, at December 31, 2025 were comprised of $564.0 million in nonaccrual loans and leases and $8.2 million in foreclosed assets. Of the $572.2 million of nonperforming assets, $460.9 million carried a government guarantee, leaving an unguaranteed exposure of $111.2 million in total nonperforming assets at December 31, 2025. This represents an increase of $19.7 million, or 21.5% from an unguaranteed exposure of $91.6 million at December 31, 2024.

The following table provides information with respect to nonperforming assets, excluding loans measured at fair value, at the dates indicated.

	2025 (1)	2024 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$501,157	$304,297
Foreclosed assets	8,208	1,944
Total nonperforming assets	$509,365	$306,241
Allowance for credit losses on loans and leases	$192,264	$167,516
Total nonperforming loans and leases to total loans and leases held for investment	4.28%	3.07%
Total nonperforming loans and leases to total assets	3.37%	2.41%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.64%	1.69%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	38.36%	55.05%

Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S. government (all on nonaccrual)	$399,786	$222,885
Foreclosed assets guaranteed by the U.S. government	6,798	1,753
Total nonperforming assets guaranteed by the U.S. government	$406,584	$224,638
Allowance for credit losses on loans and leases	$192,264	$167,516
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.87%	0.82%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.68%	0.65%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S government	189.66%	205.76%
(1)Excludes loans measured at fair value.
Nonperforming assets, excluding loans measured at fair value, at December 31, 2025 were $509.4 million, which represented a $203.1 million, or 66.3%, increase from December 31, 2024. These nonperforming assets, at December 31, 2025 were comprised of $501.2 million in nonaccrual loans and leases and $8.2 million in foreclosed assets. Of the $509.4 million of nonperforming assets, $406.6 million carried a government guarantee, leaving an unguaranteed exposure of $102.8 million in total nonperforming assets at December 31, 2025. This represents an increase of $21.2 million, or 26.0%, from an unguaranteed exposure of $81.6 million at December 31, 2024.
See the below discussion related to the change in potential problem and impaired loans and leases for management’s overall observations regarding the change in total nonperforming loans and leases.
As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 39.0% at December 31, 2025, compared to 26.7% at December 31, 2024. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratio at December 31, 2025 and 2024 was 7.9% and 7.2%, respectively.
As of December 31, 2025, and December 31, 2024, potential problem (also referred to as criticized) and classified loans and leases, excluding loans measured at fair value, totaled $1.39 billion and $1.04 billion, respectively. The following is a discussion of these loans and leases. Risk Grades 50 through 80 represent the spectrum of criticized and classified loans and leases. For a complete description of the risk grading system, see “Credit Quality Indicators” in Note 3 to the notes to consolidated financial statements included in Item 8 of this Report. At December 31, 2025, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $669.8 million and total portfolio unguaranteed exposure risk was $719.9 million, or 8.6% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2024 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $518.7 million and total portfolio unguaranteed exposure risk was $523.3 million, or 7.8% of total held for investment unguaranteed exposure carried at historical cost.

As of December 31, 2025 and December 31, 2024, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases:

As of December 31, 2025		As of December 31, 2024
Vertical	% of Criticized and Classified Loans and Leases	Vertical	% of Criticized and Classified Loans and Leases
General Lending	11.8%	General Lending	15.1%
Solar Energy	7.5	Bioenergy	11.1
Senior Housing	6.1	Senior Housing	9.9
Bioenergy	6.1	Healthcare	6.9
Sponsor Finance	6.1	Sponsor Finance	5.5
Auto Care + Auto Dealerships	5.9	Wine & Craft Beverage	5.3
Healthcare	5.4	Search Fund Lending	5.0
Self Storage	5.4	Community Facilities	4.8
RV Parks	4.0	Self Storage	4.6
% of Total Criticized and Classified Loans	58.3%	% of Total Criticized and Classified Loans	68.2%
Of the above listed verticals, Solar Energy, Bioenergy, Senior Housing, Sponsor Finance and Community Facilities is within the Company’s Commercial Banking division, the remainder of the above listed verticals are within the Small Business Banking division. The total $347.7 million increase in criticized and classified loans and leases in 2025 was comprised of $197.3 million in increased levels of Risk Grade 50 loans and leases, as discussed below, and $150.4 million in classified loans. The increase in classified loans in 2025 was primarily driven by portfolio growth and isolated borrower-specific credit migrations, including movement of several larger individual exposures and isolated industries into classified status based on performance trends identified through ongoing credit reviews. These changes reflect normal portfolio seasoning and idiosyncratic borrower developments, rather than broad-based or systemic credit deterioration. The Company believes that its underwriting and credit quality standards have remained high and continues to consider changing economic conditions as well as the current interest rate environment.
Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is experiencing financial stress and how the event has impacted the ability of the customer to repay the loan or lease long term. At December 31, 2025, the Company had a total of $119.5 million in loans modified in 2025 to borrowers experiencing financial difficulty, excluding loans measured at fair value. Of the $119.5 million in loans modified, $116.2 million remained current and of the $119.5 million, $105.3 million were for an other-than-insignificant payment delay or term extension.
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 50. At December 31, 2025, and December 31, 2024, Risk Grade 50 loans and leases, excluding loans measured at fair value, totaled $727.2 million and $529.9 million, respectively, for a year-over-year increase of $197.3 million. Relative to total held for investment unguaranteed exposure carried at historical cost at December 31, 2024 and 2025, unguaranteed Risk Grade 50 loans and leases increased from $357.9 million, or 5.3%, to $465.7 million, or 5.5%, respectively. The increase in unguaranteed Risk Grade 50 loans and leases was primarily driven by idiosyncratic credit migration of several larger individual exposures into Risk Grade 50, reflecting borrower-specific performance considerations and credit actions, rather than a broad-based deterioration linked to the macroeconomic environment.

The largest year-over-year changes in Risk Grade 50 loans and leases carried at historical cost were within the following verticals:

December 31, 2025 vs. 2024 Increase (Decrease)
Vertical	$	%
Solar Energy	$88,396	44.8%
Sponsor Finance	33,586	17.0
Government Contractors	22,679	11.5
RV Parks	21,585	10.9
Emerging Markets	16,889	8.6
Auto Care	14,627	7.4
Care Services	10,816	5.5
Restoration	10,441	5.3
Quick Service Restaurants	9,869	5.0
Agriculture	8,118	4.1
Veterinary	(14,398)	(7.3)
Wine and Craft Beverage	(20,518)	(10.4)
Senior Housing	(26,517)	(13.4)
Total of largest changes in RG 50 loans and leases	$175,573	89.0%
The change in Risk Grade 50 loans and leases, exclusive of loans measured at fair value, during 2025 was principally confined to 13 verticals, as reflected above. Of the above listed verticals, Solar Energy, Sponsor Finance, Government Contractors, Emerging Markets and Senior Housing are within the Company’s Commercial Banking division and the remainder of the above listed verticals are within the Small Business Banking division.
At December 31, 2025, approximately 99.7% of loans and leases classified as Risk Grade 50 are performing with no relationships having payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
Allowance for Credit Losses on Loans and Leases
The ACL of $167.5 million at December 31, 2024, increased by $24.7 million, or 14.8%, to $192.3 million at December 31, 2025. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.6% and 1.7% at December 31, 2025 and 2024, respectively. The increase in the ACL during 2025 was primarily the result of loan growth and charge-off activity amid a challenging macroeconomic environment, where elevated interest rates earlier in the year continued to pressure certain small business and commercial borrowers, despite more recent signs of stabilization in rate conditions. See also the above section captioned “Provision for Credit Losses” in “Results of Operations” for related information.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have increased by $93.8 million since December 31, 2024. Total loans and leases 90 or more days past due increased $146.8 million, or 57.4%, compared to December 31, 2024. This increase was comprised of a $20.4 million increase in unguaranteed exposure combined with a $126.5 million increase in the guaranteed portion of past due loans compared to December 31, 2024. At December 31, 2025 and December 31, 2024, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 0.9% and 1.3%, respectively. Total unguaranteed loans and leases past due were comprised of $69.2 million carried at historical cost, a decrease of $8.3 million, and $7.9 million measured at fair value, a decrease of $2.4 million, as of December 31, 2025 compared to December 31, 2024. Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $192.3 million at December 31, 2025 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not prove to be valid. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in “Note 3. Loans and Leases Held for Investment and Credit Quality” of the notes to consolidated financial statements in this report.
The following table sets forth the breakdown of the allowance for credit losses on loans and leases carried at historical cost by category at the dates indicated.

	2025				2024
	Allowance	Total Loans and Leases (1)	% of Total Allowance	% of Total Loans and Leases (1)	Allowance	Total Loans and Leases (1)	% of Total Allowance	% of Total Loans and Leases (1)
Commercial & Industrial
Small Business Banking	$117,500	$2,519,774	61.1%	21.4%	$95,341	$2,324,924	56.9%	23.4%
Commercial Banking	26,688	2,954,283	13.9	25.2	33,666	2,457,359	20.1	24.8
Paycheck Protection Program	—	906	—	—	—	2,361	—	—
Total	144,188	5,474,963	75.0	46.6	129,007	4,784,644	77.0	48.2
Construction & Development
Small Business Banking	6,522	750,142	3.3	6.4	4,157	518,953	2.5	5.2
Commercial Banking	702	69,538	0.4	0.6	786	85,456	0.5	0.9
Total	7,224	819,680	3.8	7.0	4,943	604,409	3.0	6.1
Commercial Real Estate
Small Business Banking	29,376	3,368,516	15.3	28.7	22,196	2,873,260	13.3	28.9
Commercial Banking	7,986	1,411,485	4.2	12.0	7,305	1,055,843	4.4	10.6
Total	37,362	4,780,001	19.4	40.7	29,501	3,929,103	17.6	39.5
Commercial Land
Small Business Banking	3,490	674,565	1.8	5.7	4,065	616,453	2.4	6.2
Total	3,490	674,565	1.8	5.7	4,065	616,453	2.4	6.2
Total	$192,264	$11,749,209	100.0%	100.0%	$167,516	$9,934,609	100.0%	100.0%
(1)Excludes loans measured at fair value.

Analysis of Loan and Lease Loss Experience. The following table sets forth an analysis of net charge-offs for loans and leases carried at historical cost to average total loans and leases, carried at historical cost, by category for the years indicated.

	2025			2024			2023
	Net Charge-offs (1)	Average Total Loans & Leases (1)(2)	% of Average Total Loans & Leases (1)(2)	Net Charge-offs (1)	Average Total Loans & Leases (1)(2)	% of Average Total Loans & Leases (1)(2)	Net Charge-offs (1)	Average Total Loans & Leases (1)(2)	% of Average Total Loans & Leases (1)(2)
Commercial & Industrial
Small Business Banking	$41,407	$2,461,604	1.7%	$34,341	$2,231,976	1.5%	$13,705	$2,086,469	0.7%
Commercial Banking	18,497	2,640,950	0.7	8,703	2,138,080	0.4	7,966	1,566,488	0.5
Paycheck Protection Program	—	1,403	—	—	3,922	—	—	8,283	—
Total	59,904	5,103,957	1.2	43,044	4,373,978	1.0	21,671	3,661,240	0.6
Construction & Development
Small Business Banking	958	441,632	0.2	338	289,198	0.1	—	274,777	—
Commercial Banking	—	58,747	—	—	55,440	—	—	48,144	—
Total	958	500,379	0.2	338	344,638	0.1	—	322,921	—
Commercial Real Estate
Small Business Banking	8,414	3,275,995	0.3	3,105	2,811,072	0.1	1,416	2,463,238	0.1
Commercial Banking	(579)	1,301,171	—	189	897,927	—	(1,714)	583,917	(0.3)
Total	7,835	4,577,166	0.2	3,294	3,708,999	0.1	(298)	3,047,155	—
Commercial Land
Small Business Banking	77	691,364	—	16	592,007	—	—	505,692	—
Commercial Banking	—	515	—	—	—	—	—	—	—
Total	77	691,879	—	16	592,007	—	—	505,692	—
Total	$68,774	$10,873,381	0.6%	$46,692	$9,019,622	0.5%	$21,373	$7,537,008	0.3%
(1)Excludes loans measured at fair value.
(2)Average loans and leases held for investment, at amortized cost.
Investment Securities
Investment securities totaled $1.43 billion at December 31, 2025, an increase of $179.2 million, or 14.4%, compared to $1.25 billion at December 31, 2024. The increase in the investment portfolio for 2025 was to support earnings through additional yield compared to cash alternatives, continue to provide a contingent funding source and act as a mechanism to manage the Company’s interest rate risk. This also included purchases of $301.0 million in mortgage-backed securities, including $84.3 million for purposes of complying with the Community Reinvestment Act and purchases of $106.2 million in collateralized mortgage obligations to diversify the reinvestment of portfolio cash flows.
The investment securities portfolio consists entirely of available-for-sale securities. The Company purchases securities for the investment securities portfolio to manage interest rate risk, ensure a stable source of liquidity and to provide a steady source of income in excess of cost of funds.
At December 31, 2025, the effective duration of the overall available-for-sale securities portfolio was approximately 3.14 years.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2025. Weighted average yields were calculated using amortized cost and coupon rate at the balance sheet date. Yields are not presented on a tax-equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the tables below.

	Total Amortized Cost	Within One Year		After One to Five Years		After Five to Ten Years		After Ten Years
		Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. government securities	$13,603	$—	—%	$3,731	2.89%	$9,872	4.43%	$—	—%
Mortgage-backed securities	1,469,440	27,840	2.56	220,834	3.18	188,251	2.94	1,032,515	3.59
Municipal bonds	3,151	—	—	—	—	3,056	4.50	95	5.22
Total securities	$1,486,194	$27,840	2.56%	$224,565	3.18%	$201,179	3.04%	$1,032,610	3.59%
At December 31, 2025 and December 31, 2024, the Company had 98.9% and 98.4% of its total investment securities portfolio in mortgage-backed securities. The Company has continued to purchase mortgage-backed securities with the goal of obtaining a favorable yield versus cash alternatives while still maintaining a low risk profile within the investment portfolio.
Deposits
The following table sets forth the composition of deposits.

	2025		2024		2023
	Total	Percent	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$515,051	3.8%	$318,890	2.7%	$259,270	2.5%
Interest-bearing deposits:
Interest-bearing checking	415,152	3.0	351,284	3.0	301,006	2.9
Money market	163,989	1.2	147,533	1.3	135,551	1.3
Savings	6,711,000	49.0	5,282,812	44.9	4,497,376	43.8
Time deposits	5,883,467	43.0	5,659,975	48.1	5,081,816	49.5
Total	13,173,608	96.2	11,441,604	97.3	10,015,749	97.5
Total period end deposits	$13,688,659	100.0%	$11,760,494	100.0%	$10,275,019	100.0%
Total uninsured deposits	$2,164,911	15.8%	$1,705,780	14.5%	$1,457,800	14.2%

	2025			2024			2023
	Total	Percent	Average Rate	Total	Percent	Average Rate	Total	Percent	Average Rate
Average:
Noninterest-bearing demand deposits	$403,508	3.2%	—%	$239,078	2.2%	—%	$215,327	2.2%	—%
Interest-bearing deposits:
Interest-bearing checking	370,562	2.9	4.36	326,410	3.0	5.42	231,413	2.4	5.50
Money market	133,566	1.1	0.32	131,636	1.2	0.56	125,279	1.3	0.58
Savings	6,310,054	49.9	3.56	4,934,818	45.8	4.02	4,428,306	45.7	3.86
Time deposits	5,431,128	42.9	3.91	5,133,511	47.7	4.17	4,695,161	48.4	3.31
Total average deposits	$12,648,818	100.0%	3.70%	$10,765,453	100.0%	4.09%	$9,695,486	100.0%	3.59%

Deposits increased to $13.69 billion at December 31, 2025 from $11.76 billion at December 31, 2024, an increase of $1.93 billion, or 16.4%. This increase was primarily due to the growth of the Company’s customer base in the savings and time deposit products, enhanced by a nationwide marketing campaign with attractive rates and additional wholesale funding, to support the significant loan growth in 2025. Noninterest-bearing deposits increased $196.2 million, or 61.5%, during 2025, and interest-bearing deposits increased $1.73 billion, or 15.1%, during the same period.
The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2025 was approximately $653.5 million. Of those deposits, $283.5 million was uninsured and 98.3% of the uninsured time deposit accounts were scheduled to mature within one year. The maturity profile of uninsured time deposits at December 31, 2025 is as follows:

Maturity Period	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months
Amount of time deposits in uninsured accounts	$98,317	$60,545	$119,755	$4,913
Borrowings
Total borrowings decreased $10.4 million at December 31, 2025 from December 31, 2024 as a result of the following:
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
In September 2025, the Company modified a $100.0 million revolving line of credit with a third party correspondent bank. The line of credit is unsecured and accrues interest at 30-day SOFR plus 1.25%, with an interest rate cap of 6.75% and an interest rate floor of 2.75%.  The line of credit was extended 12 months to a maturity date of October 10, 2028. Payments are interest only with all principal and accrued interest due at maturity. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. The Company paid the lender a non-refundable $250 thousand renewal fee in September 2025 that will be amortized into interest expense over the life of the loan. As of December 31, 2025 and 2024 there was $100.0 million of available credit.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit, FHLB advances and the Federal Reserve Discount Window. A primary tool in the Company’s liquidity management process is the utilization of an Outflow Coverage Ratio (“OCR”) model to stress outflows in various scenarios with targeted days of liquidity coverage. The OCR model output is then used by management to ensure adequate liquidity sources are available during those future periods. At December 31, 2025, the total amount of these four liquidity source items was $4.89 billion, or 32.3% of total assets, a decrease of 0.1% of total assets from $4.20 billion, or 32.4% of total assets, at December 31, 2024.
Investments in loans, securities and other assets are funded primarily by customer deposits, brokered deposits and loan sales. The Company maintains an investment securities portfolio that is available for both immediate and secondary contingent liquidity purposes, whether via pledging to the Federal Home Loan Bank, Federal Reserve Bank, or through liquidation. Additionally, the Company maintains a guaranteed and unguaranteed loan portfolio that is also a contingent liquidity source, whether via pledging to the Federal Reserve Discount Window or through liquidation.

At December 31, 2025, $565.8 million of the investment securities portfolio were pledged for unused borrowing capacity, leaving $861.6 million available to be pledged as collateral.
Contractual Obligations
The Company has entered into significant fixed and determinable contractual obligations for future payments. See the accompanying notes to the consolidated financial statements for expected timing of payments as of December 31, 2025. These include operating leases (Note 4. Leases), time deposits with stated maturity dates (Note 7. Deposits) and borrowings (Note 8. Borrowings). As of December 31, 2025, the Company also has $401.0 million in brokered deposits with $350.9 million scheduled to mature in less than a year and $50.1 million scheduled to mature within one to three years.
Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the consolidated financial statements included in Item 8 of this Report. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. In 2025, the Company entered into airplane purchase agreement commitments. For more information, see “Note 2. Securities” and “Note 11. Commitments and Contingencies” in the accompanying notes to the consolidated financial statements included in Item 8 of this Report.
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

Capital amounts and ratios as of December 31, 2025, 2024 and 2023 are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2025
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,162,337	10.53%	$496,712	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$1,397,451	12.66%	$883,043	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$1,258,603	11.40%	$662,282	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$1,258,603	8.48%	$593,767	4.00%	N/A	N/A
Bank - December 31, 2025
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,147,133	10.46%	$493,607	4.50%	$712,987	6.50%
Total Capital (to Risk-Weighted Assets)	$1,285,129	11.72%	$877,523	8.00%	$1,096,904	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$1,147,133	10.46%	$658,142	6.00%	$877,523	8.00%
Tier 1 Capital (to Average Assets)	$1,147,133	7.77%	$590,666	4.00%	$738,333	5.00%
Consolidated - December 31, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,049,420	11.04%	$427,941	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$1,169,061	12.29%	$760,784	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$1,049,420	11.04%	$570,588	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$1,049,420	8.21%	$511,293	4.00%	N/A	N/A
Bank - December 31, 2024
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,020,820	10.96%	$418,992	4.50%	$605,210	6.50%
Total Capital (to Risk-Weighted Assets)	$1,138,006	12.22%	$744,874	8.00%	$931,093	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$1,020,820	10.96%	$558,656	6.00%	$744,874	8.00%
Tier 1 Capital (to Average Assets)	$1,020,820	8.04%	$507,725	4.00%	$634,657	5.00%
Consolidated - December 31, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$960,433	11.73%	$368,549	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	$1,063,157	12.98%	$655,198	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$960,433	11.73%	$491,399	6.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$960,433	8.58%	$447,561	4.00%	N/A	N/A
Bank - December 31, 2023
Common Equity Tier 1 (to Risk-Weighted Assets)	$823,478	10.40%	$356,426	4.50%	$514,837	6.50%
Total Capital (to Risk-Weighted Assets)	$922,876	11.65%	$633,646	8.00%	$792,057	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$823,478	10.40%	$475,234	6.00%	$633,646	8.00%
Tier 1 Capital (to Average Assets)	$823,478	7.41%	$444,480	4.00%	$555,600	5.00%
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

The Company’s accounting policies, including those for the Company’s critical accounting estimates are described in detail in “Note 1. Organization and Summary of Significant Accounting Policies” in the accompanying notes to the consolidated financial statements and are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. The Company’s most critical accounting estimate is listed below. This estimate requires the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.
Allowance for credit losses (ACL)
The Company’s ACL at December 31, 2025 represents the Company’s current estimate of the lifetime credit losses expected from its loan and lease portfolio. Management estimates the ACL by projecting probability of default, loss given default and exposure at default, conditional on economic parameter(s), for the remaining contractual term.
To determine the ACL as of December 31, 2025, the Company utilized an external baseline forecast to generate its quantitatively modeled expected losses and considered alternative economic forecast scenarios to qualitatively adjust the modeled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The baseline forecast at December 31, 2025 assumes the Baa Corporate Bond Yield ending the fourth quarter of 2026 at 6.7%.
One of the most significant judgments influencing the ACL is the external macroeconomic forecasts. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next.
To illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. In this adverse environment, the U.S. economy faces renewed weakness following late‑2025 softening in labor markets and persistent inflation pressures. Elevated interest rates – declining more slowly than anticipated – continue to suppress credit‑sensitive consumer spending and business investment, while the expanded tariff regime introduced in 2025 further elevates goods prices and weighs on supply chains. Also compiling into an adverse scenario are geopolitical tensions, including continued instability in Eastern Europe and heightened trade frictions with major partners, further disrupt supply chains and contribute to volatility in goods prices. These developments, combined with limited fiscal space and slowing job creation, push the U.S. economy into a mild recession by mid‑2026 under this scenario. Under this scenario, as an example, the Baa Corporate Bond Yield increases from baseline levels and remains elevated for an extended period. The estimated Baa Corporate Bond Yield in this scenario could reach 7.0% at the middle of 2026, approximately 120 basis points higher than the baseline scenario forecast start.
To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% baseline weighting and a 100% adverse scenario weighting for quantitative modeled results. This scenario would result in an incremental quantitative impact to the ACL of approximately $10.0 million at December 31, 2025. This resulting difference is not intended to represent an expected increase in ACL levels since (i) the Company may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, and (iii) the sensitivity analysis does not account for any qualitative adjustments incorporated by the Company as part of its overall ACL framework.
Other Considerations
While management utilizes its best judgment and information available, the ultimate adequacy of our ACL is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, and changes in interest rates. See “Note 1. Organization and Summary of Significant Accounting Policies” and “Note 3. Loans and Leases Held for Investment and Credit Quality” in the notes to consolidated financial statements for further details of the factors considered by the Company in estimating the necessary level of the ACL.

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
•“Tangible shareholders’ equity” is total shareholders’ equity less preferred stock, non-controlling interest, goodwill and other intangible assets. Management has not considered loan servicing rights as an intangible asset for purposes of this calculation.
•“Tangible assets” is total assets less goodwill and other intangible assets. Management has not considered loan servicing rights as an intangible asset for purposes of this calculation.
•“Tangible shareholders’ equity to tangible assets” is defined as the ratio of shareholders’ equity less preferred stock, non-controlling interest, goodwill and other intangible assets, divided by total assets less goodwill and other intangible assets. Management believes this measure is important because it shows relative changes from period to period in equity and total assets, each exclusive of changes in intangible assets. Management has not considered loan servicing rights as an intangible asset for purposes of this calculation.
•“Tangible book value per share” is defined as total equity reduced by preferred stock, non-controlling interest, goodwill and other intangible assets divided by total common shares outstanding. Management believes this measure is important because it shows changes from period to period in book value per share exclusive of changes in intangible assets. Management has not considered loan servicing rights as an intangible asset for purposes of this calculation.
•“Efficiency ratio” is defined as total noninterest expense divided by the sum of net interest income and noninterest income. Management believes this measure is important as an indicator of productivity because it shows the amount of noninterest expense that was required to generate a dollar of revenue. While the efficiency ratio is a measure of productivity, its value also reflects the unique attributes of the “high-touch business model” the Company employs.

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

	Years Ended December 31,
	2025	2024	2023
Total shareholders' equity	$1,254,106	$1,003,496	$902,666
Less:
Preferred stock	96,266	—	—
Non-controlling interest	4,238	—	—
Total common shareholders' equity	$1,153,602	$1,003,496	$902,666
Less:
Goodwill	1,797	1,797	1,797
Other intangible assets	2,165	1,568	1,721
Tangible shareholders' equity (a)	$1,149,640	$1,000,131	$899,148

Shares outstanding (c)	46,032,402	45,359,425	44,617,673

Total assets	$15,134,778	$12,943,380	$11,271,423
Less:
Goodwill	1,797	1,797	1,797
Other intangible assets	2,165	1,568	1,721
Tangible assets (b)	$15,130,816	$12,940,015	$11,267,905

Tangible shareholders' equity to tangible assets (a/b)	7.60%	7.73%	7.98%
Tangible book value per share (a/c)	$24.97	$22.05	$20.15

Efficiency ratio:
Noninterest expense (d)	$338,698	$303,110	$315,152
Net interest income	448,358	375,905	345,305
Noninterest income	129,458	112,652	104,000
Adjusted operating revenue (e)	$577,816	$488,557	$449,305

Efficiency ratio (d/e)	58.62%	62.04%	70.14%

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
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 6.9% as of December 31, 2025, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments. Cumulative gap is a useful measure to monitor balance sheet match-funding, yet economic value of equity and net interest income simulations, discussed below, are more useful in understanding potential impacts to earnings from a change in interest rates. As of December 31, 2024, the Company had a cumulative gap in interest-earning assets and interest-bearing liabilities of 4.9%, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments.
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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending December 31, 2026 and 2027 and the Company’s EVE sensitivity at December 31, 2025 under instantaneous parallel interest rate shocks assuming a static balance sheet. The simulation uses projected repricing of assets and liabilities at December 31, 2025 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, deposit betas and lags and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the results shown below as it will include growth considerations and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point ("bp") Change in Interest Rates	12 Months Ending December 31, 2026	12 Months Ending December 31, 2027	As of December 31, 2025
+300	17.7%	12.3%	(7.7)%
+200	12.1	8.4	(4.9)
+100	5.9	4.2	(2.3)
-100	(4.7)	(3.4)	1.6
-200	(7.3)	(5.6)	2.3
-300	(8.2)	(6.8)	3.0
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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Live Oak Bancshares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Live Oak Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for credit losses evaluated on a collective basis
As discussed in Notes 1 and 3 to the consolidated financial statements, as of December 31, 2025, the Company had an allowance for credit losses on loans and leases (ACL) of $192.3 million of which a substantial portion is related to the allowance for credit losses on loans and leases on a collective basis (the collective ACL). The collective ACL on loans and leases is estimated using models that incorporate relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses. The ACL is measured on a pooled basis using a quantitative modeling process when similar risk characteristics are present in the portfolio. The Company has identified pools based on industry or market segment, and whether the receivable is secured by real estate or another form of collateral. Expected credit losses for pooled loans and leases are estimated using a discounted cash flow

(DCF) methodology for each loan and lease which incorporates measurements of probability of default (PD), loss given default (LGD), prepayments, the estimated outstanding exposure at default (EAD), and the effective interest rate (EIR). PD rates are calculated using the number of defaults divided by the number of loans available to default for 1-year observation periods over the lifetime of data available for a certain pool. LGD rates are calculated by dividing the lifetime net charge-offs for each pool by the pool’s EAD. PD and LGD rates are adjusted for forecasted Baa-rated Corporate yields during a reasonable and supportable forecast period, using a single macroeconomic scenario. The Company has determined that four quarters represents a reasonable and supportable forecast period and adjusted loss rates revert back to historical loss rates over four quarters on a straight-line basis. Expected credit losses are estimated over the contractual term of the loan or lease, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions and renewals unless the extension or renewal options are included in the contract at the reporting date and are not unconditionally cancellable by the Company. The Company considers a variety of qualitative factors to reflect its current judgment of various events and risks that are not measured within the quantitative modeling. The qualitative framework is further informed by multiple alternative economic scenarios, as deemed applicable, aligned with weighted, quantifiable credit metrics to arrive at a scenario or a composite of scenarios supporting the period-end ACL balance. The evaluation of such factors is inherently imprecise and subjective as it requires management judgment based on underlying factors that are susceptible to changes.
We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL due to significant complexity, subjectivity and measurement uncertainty. Specifically, the assessment encompassed the evaluation of the methods and models used to estimate the PD and LGD and their significant assumptions. Such significant assumptions include the selection of forecasted Baa-rated Corporate Bond yields as the sole economic variable. The assessment also included the evaluation of the qualitative framework, including the incorporation of the multiple alternative economic scenarios, and judgmental management adjustments. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL including controls related to the:
•development and continued appropriateness of the collective ACL methodology, including the qualitative framework
•continued use and appropriateness of the PD and LGD models, including the significant assumptions used in the PD and LGD models
•selection of forecasted Baa-rated Corporate bond yields as the sole economic variable
•performance monitoring of the PD and LGD models
•determination of the judgmental management adjustments
•analysis of the collective ACL results, trends, and ratios.
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
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Live Oak Bancshares, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Live Oak Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
•The Company did not sufficiently maintain effective control activities over the accounting for and classification of loan participation activity within the Consolidated Statements of Income and the Consolidated Statements of Cash Flows primarily due to insufficient oversight as it relates to inadequate training of employees, lack of effective risk assessment and monitoring activities.
The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Live Oak Bancshares, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Live Oak Bancshares, Inc. (the “Company”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited the adjustments to the 2023 consolidated financial statements to retrospectively apply the changes in accounting for business segments, as described in Note 1 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.
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
Greenville, North Carolina
February 22, 2024 (except as to the changes in the reporting of the Company’s business segments discussed in Note 1, as to which the date is March 18, 2025, and except as to the error correction discussed in Note 1 to the consolidated financial statements in Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2024, as to which the date is November 17, 2025)

Live Oak Bancshares, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$864,904	$608,800
Certificate of deposit with other banks	250	250
Investment securities available-for-sale	1,427,401	1,248,203
Loans held for sale	420,055	346,002
Loans and leases held for investment (includes $260,625 and $328,746 measured at fair value, respectively)	11,973,622	10,233,374
Allowance for credit losses on loans and leases	(192,264)	(167,516)
Net loans and leases	11,781,358	10,065,858
Premises and equipment, net	240,203	264,059
Foreclosed assets	8,208	1,944
Servicing assets (includes $62,941 and $55,788 measured at fair value, respectively)	63,155	56,144
Other assets	329,244	352,120
Total assets	$15,134,778	$12,943,380
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$515,051	$318,890
Interest-bearing	13,173,608	11,441,604
Total deposits	13,688,659	11,760,494
Borrowings	102,404	112,820
Other liabilities	89,609	66,570
Total liabilities	13,880,672	11,939,884
Shareholders’ equity
Series A Preferred stock, no par value, 1,000,000 shares authorized, 100,000 shares and 0 shares, issued and outstanding at December 31, 2025 and December 31, 2024, respectively	96,266	—
Class A common stock, no par value, 100,000,000 shares authorized, 46,032,402 and 45,359,425, shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	388,389	365,607
Class B common stock, no par value, 10,000,000 shares authorized, none issued or outstanding at December 31, 2025 and December 31, 2024	—	—
Retained earnings	809,885	715,767
Accumulated other comprehensive loss	(44,672)	(82,344)
Total shareholders' equity attributed to Live Oak Bancshares, Inc.	1,249,868	999,030
Non-controlling interest	4,238	4,466
Total shareholders’ equity	1,254,106	1,003,496
Total liabilities and shareholders’ equity	$15,134,778	$12,943,380
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Interest income
Loans and fees on loans	$830,580	$744,841	$623,667
Investment securities, taxable	47,591	38,413	33,497
Other interest earning assets	30,301	29,118	31,111
Total interest income	908,472	812,372	688,275
Interest expense
Deposits	453,413	430,887	340,207
Borrowings	6,701	5,580	2,763
Total interest expense	460,114	436,467	342,970
Net interest income	448,358	375,905	345,305
Provision for credit losses	96,303	96,212	51,323
Net interest income after provision for credit losses	352,055	279,693	293,982
Noninterest income
Loan servicing revenue	34,902	31,535	27,399
Loan servicing asset revaluation	(16,077)	(12,155)	4,886
Net gains on sales of loans	62,420	49,770	38,812
Net gain (loss) on loans accounted for under the fair value option	1,216	2,403	(3,539)
Equity method investments income (loss)	17,387	(10,921)	(5,994)
Equity security investments gains (losses), net	5,733	553	(969)
Lease income	10,051	9,756	10,007
Management fee income	—	7,658	13,324
Other noninterest income	13,826	34,053	20,074
Total noninterest income	129,458	112,652	104,000
Noninterest expense
Salaries and employee benefits	189,435	174,707	169,092
Travel expense	7,031	7,170	7,149
Professional services expense	10,752	11,023	7,737
Advertising and marketing expense	12,222	11,148	12,559
Occupancy expense	9,762	10,000	8,490
Technology expense	42,948	34,206	31,858
Equipment expense	14,427	13,826	14,997
Other loan origination and maintenance expense	18,469	17,254	14,804
Renewable energy tax credit investment impairment	735	530	14,644
FDIC insurance	14,672	10,835	16,670
Other expense	18,245	12,411	17,152
Total noninterest expense	338,698	303,110	315,152
Income before taxes	142,815	89,235	82,830
Income tax expense	37,172	11,818	8,932
Net income	105,643	77,417	73,898
Net loss attributable to non-controlling interest	228	57	—
Net income attributable to Live Oak Bancshares, Inc.	105,871	77,474	73,898
Preferred stock dividends	3,048	—	—
Net income attributable to common shareholders	$102,823	$77,474	$73,898
Basic earnings per share	$2.25	$1.72	$1.67
Diluted earnings per share	$2.23	$1.69	$1.64
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$105,643	$77,417	$73,898
Other comprehensive income before tax:
Net unrealized gain on investment securities available-for-sale during the period	49,553	3,125	9,999
Other comprehensive income before tax	49,553	3,125	9,999
Income tax expense	(11,892)	(750)	(2,400)
Other comprehensive income, net of tax	37,661	2,375	7,599
Total comprehensive income	143,304	79,792	81,497
Comprehensive loss attributable to non-controlling interest	228	57	—
Total comprehensive income attributable to Live Oak Bancshares, Inc.	$143,532	$79,849	$81,497
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)

	Preferred Stock		Common stock			Retained earnings	Accumulated other comprehensive income (loss)	Non-Controlling Interest	Total equity
	Shares	Amount	Shares		Amount
	Series A		Class A	Class B
Balance at December 31, 2022	—	$—	44,061,244	—	$330,854	$572,497	$(92,318)	$—	$811,033
Net income	—	—	—	—	—	73,898	—	—	73,898
Other comprehensive income	—	—	—	—	—	—	7,599	—	7,599
Issuance of restricted stock	—	—	373,616	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	—	—	(6,725)	—	—	—	(6,725)
Employee stock purchase program	—	—	59,074	—	1,396	—	—	—	1,396
Stock option exercises	—	—	123,739	—	1,168	—	—	—	1,168
Stock option compensation expense	—	—	—	—	272	—	—	—	272
Restricted stock compensation expense	—	—	—	—	17,603	—	—	—	17,603
Adoption of ASU 2022-02	—	—	—	—	—	676	—	—	676
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	—	—	1,072	—	—	1,072
Cash dividends ($0.12 per share) - common	—	—	—	—	—	(5,326)	—	—	(5,326)
Balance at December 31, 2023	—	$—	44,617,673	—	$344,568	$642,817	$(84,719)	$—	$902,666
Net income (loss)	—	—	—	—	—	77,474	—	(57)	77,417
Other comprehensive income	—	—	—	—	—	—	2,375	—	2,375
Issuance of restricted stock	—	—	399,806	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	—	—	(8,926)	—	—	—	(8,926)
Employee stock purchase program	—	—	34,930	—	1,449	—	—	—	1,449
Stock option exercises	—	—	307,016	—	2,311	—	—	—	2,311
Stock option compensation expense	—	—	—	—	—	—	—	—	—
Restricted stock compensation expense	—	—	—	—	26,205	—	—	—	26,205
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	—	—	881	—	—	881
Contribution of non-controlling interest	—	—	—	—	—	—	—	4,523	4,523
Cash dividends ($0.12 per share) - common	—	—	—	—	—	(5,405)	—	—	(5,405)
Balance at December 31, 2024	—	$—	45,359,425	—	$365,607	$715,767	$(82,344)	$4,466	$1,003,496
Net income (loss)	—	—	—	—	—	105,871	—	(228)	105,643
Other comprehensive income	—	—	—	—	—	—	37,661	—	37,661
Issuance of restricted stock	—	—	399,862	—	—	—	—	—	—
Issuance of Series A preferred stock, net of issuance costs	100,000	96,266	—	—	—	—	—	—	96,266
Tax withholding related to vesting of restricted stock and other	—	—	—	—	(7,625)	—	—	—	(7,625)
Employee stock purchase program	—	—	38,418	—	1,221	—	—	—	1,221
Stock option exercises	—		234,697	—	2,976	—	—	—	2,976
Restricted stock compensation expense	—	—	—	—	26,210	—	—	—	26,210
Reclassification of accumulated other comprehensive income due to tax rate adjustment	—	—	—	—	—	—	11	—	11
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	—	—	(3,218)	—	—	(3,218)
Cash dividends - preferred	—	—	—	—	—	(3,047)	—		(3,047)
Cash dividends ($0.12 per share) - common	—	—	—	—	—	(5,488)	—	—	(5,488)
Balance at December 31, 2025	100,000	$96,266	46,032,402	—	$388,389	$809,885	$(44,672)	$4,238	$1,254,106
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$105,643	$77,417	$73,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,398	23,282	21,271
Provision for credit losses	96,303	96,212	51,323
(Accretion) amortization of (discount) premium on securities, net of accretion	(609)	(721)	8
Deferred tax benefit	(12,368)	(11,420)	(22,161)
Originations of loans held for sale	(1,306,231)	(1,037,474)	(877,083)
Proceeds from sales of loans held for sale	1,259,906	1,040,444	919,894
Net gains on sale of loans held for sale	(62,420)	(49,770)	(38,812)
Net loss (gain) on impairment and sale of foreclosed assets	84	(249)	751
Net (gain) loss on loans accounted for under fair value option	(1,216)	(2,403)	3,539
Net change in servicing assets	(7,011)	(7,553)	(22,268)
Net gain on sale or disposal of long lived asset	—	(9,079)	(4,411)
Net loss on disposal of premises and equipment	3,766	113	377
Impairment on premises and equipment, net	—	—	499
Equity method investments (income) loss	(17,387)	10,921	5,994
Equity security investments (gains) losses, net	(5,733)	(553)	969
Net loss (gain) on equity warrant assets	5,558	(5,962)	—
Renewable energy tax credit investment impairment	735	530	14,644
Stock option compensation expense	—	—	272
Restricted stock compensation expense	26,210	26,205	17,603
Stock based compensation excess tax (deficiency) benefit	(942)	1,085	(1,004)
Business combination contingent consideration fair value adjustment	—	(125)	125
Lease right-of-use assets and liabilities, net	(25)	150	(59)
Changes in assets and liabilities:
Other assets	22,848	(12,284)	35,556
Other liabilities	20,733	18,014	3,970
Net cash provided by operating activities	158,242	156,780	184,895
Cash flows from investing activities
Purchases of investment securities available-for-sale	(301,169)	(269,631)	(215,595)
Proceeds from maturities, calls, and principal paydowns of investment securities available-for-sale	172,133	151,435	114,145
Proceeds from sale of foreclosed assets	9,389	8,322	—
Maturities of certificates of deposit with other banks	—	—	3,750
Net change in loans and leases	(1,842,407)	(1,572,657)	(1,190,908)
Proceeds from sale of long lived asset	—	43,598	18,588
Purchases of equity security investments	(5,308)	(7,020)	(3,390)
Purchases of equity method investments	(5,058)	(8,458)	(27,209)
Proceeds from sale of equity security investments	10,960	1,901	—
Proceeds from sale of equity method investments	67,665	1,361	7,612
Proceeds from sale of premises and equipment	4,361	1,043	100
Purchases of premises and equipment, net	(14,756)	(49,307)	(46,839)
Net cash used in investing activities	(1,904,190)	(1,699,413)	(1,339,746)
See Notes to Consolidated Financial Statements

Live Oak Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from financing activities
Net increase in deposits	$1,928,165	$1,485,475	$1,390,091
Proceeds from borrowings	161	99,703	2,906,071
Repayment of borrowings	(10,577)	(10,237)	(2,965,920)
Stock option exercises	2,976	2,311	1,168
Employee stock purchase program	1,221	1,449	1,396
Proceeds from the issuance of preferred stock, net	96,266	—	—
Tax withholding related to vesting of restricted stock and other	(7,625)	(8,926)	(6,725)
Contributions of non-controlling interest	—	4,523	—
Shareholder dividend distributions - preferred	(3,047)	—	—
Shareholder dividend distributions - common	(5,488)	(5,405)	(5,326)
Net cash provided by financing activities	2,002,052	1,568,893	1,320,755
Net increase in cash and cash equivalents	256,104	26,260	165,904
Cash and cash equivalents, beginning	608,800	582,540	416,636
Cash and cash equivalents, ending	$864,904	$608,800	$582,540

Supplemental disclosure of cash flow information
Interest paid	$460,584	$436,847	$342,766
Income tax paid, net	26,594	38,907	5,303

Supplemental disclosures of noncash operating, investing, and financing activities
Unrealized holding gains on investment securities available-for-sale, net of taxes	$37,661	$2,375	$7,599
Transfers from loans and leases to foreclosed real estate and other repossessions or SBA receivable	69,914	16,676	39,901
Net transfers between foreclosed real estate and SBA receivable	954	497	—
Transfer asset from premises and equipment, net to other assets	—	18,540	30,154
Transfer of loans held for sale to loans and leases held for investment	166,583	168,303	275,408
Transfer of loans and leases held for investment to loans held for sale	143,327	86,178	178,482
Loans provided for sales of foreclosed assets	621	—	—
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	(3,218)	881	1,072
Equity method investment commitments	—	(18,358)	7,715
Equity security investment commitments	—	(583)	—
Change related to accounting change for ASU 2022-02	—	—	676
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
As of December 31, 2025, the Company’s wholly owned material subsidiaries were the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”) and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under SBA and USDA loan programs. The Grove provides Company employees and business visitors with on-site dining at the Company’s Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. Canapi Advisors, LLC (“Canapi Advisors”) was a wholly owned subsidiary providing investment advisory services to a series of funds (the “Canapi Funds”) focused on providing venture capital to new and emerging financial technology companies. During the third quarter of 2024, the Canapi Funds were restructured and Canapi Advisors voluntarily withdrew as an investment advisor to the funds. Canapi Advisors was subsequently dissolved in the fourth quarter of 2024. As of December 31, 2024, Live Oak Ventures consolidated its investment in Synply, Inc. as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions. The non-controlling interest in Synply is disclosed according to the Company’s consolidation policy.
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
Basis of Presentation
Dollar amounts in all tables in the notes to consolidated financial statements have been presented in thousands, except percentage, time period, stock option, share and per share data. The accounting and reporting policies of the Company and the Bank follow U.S. generally accepted accounting principles (“GAAP”) and general practices within the financial services industry. The following is a description of the significant accounting and reporting policies the Company follows in preparing and presenting its consolidated financial statements.
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Consolidation Policy
The consolidated financial statements include the financial statements of the Company and its directly and indirectly wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity in a subsidiary not attributable, directly or indirectly, to the Company. Non-controlling interests are presented as a separate component of equity in the consolidated balance sheets and the presentation of net income is modified to present the net income attributed to controlling interest and net loss attributable to non-controlling interests.
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
As of December 31, 2023, the Company disclosed two reportable operating segments: Banking and Fintech. Due to Canapi Advisors voluntarily withdrawing as an investment advisor to the Canapi Funds in the third quarter of 2024, the chief operating decision maker began evaluating the business on a consolidated basis. Therefore, the Company has one significant operating segment as of December 31, 2024 and 2025, which is providing a banking platform for small businesses nationwide. The banking platform generates revenue primarily from net interest income and secondarily through the origination and sale of government guaranteed loans. The chief operating decision maker assesses performance and decides how to allocate resources based on net income which is reported on the consolidated statements of income. The chief operating decision maker uses net income to evaluate income generated from total assets (return on assets) and profitability of the segment in relation to total shareholders’ equity (return on equity). The measures of segment assets and equity are reported on the consolidated balance sheets as total assets and total shareholders’ equity. Net income is also used to monitor budget versus actual results. All of these elements are used in assessing performance of the segment.
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
During the third quarter of 2025, the Company made enhancements to the quantitative and qualitative components of the ACL estimate. Within the quantitative component, the Company updated the method used to forecast the probability of default during a reasonable and supportable forecast period. The Company changed the economic variable used in forecasting default rates from the national unemployment rate to the Baa-rated Corporate Bond Yield utilizing a linear regression and changed the default rate forecast starting point from 36 month historical default performance to the most recent 12 month trailing average default performance. These changes were based on a statistical analysis of historical defaults and macroeconomic factors. In conjunction with the enhancements made to the probability of default methodology, the Company made enhancements to the qualitative framework to introduce weighting of quantifiable credit metrics used in the qualitative ACL estimate to put more weight on the metrics that are the strongest indicators of credit risk in the portfolio. The cumulative effect of these changes was not material.
These refinements have been accounted for as changes in accounting estimates under Financial Accounting Standards Board (“FASB”) ASC 250, Accounting Changes and Error Corrections, with prospective application beginning in the period of change.
Cash and Cash Equivalents
For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” Cash and cash equivalents have an initial maturity of three months or less.
Certificate of Deposit with other Banks
The certificate of deposit with other banks has a maturity of December 2026 and bears interest at a rate of 3.75%. All investments in certificates of deposit are with FDIC insured financial institutions and none exceed the maximum insurable amount of $250 thousand.
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
Investments in in-substance common stock through which there is significant influence but not control over the investee are accounted for under the equity method. The determination of whether the Company has significant influence over an investee requires judgment based on the facts and circumstances of each investment including, share type, level of ownership, power to control and legal structure. Significant influence is generally presumed to exist in privately held companies where the Company owns at least 20% of voting stock, or 5% interest in limited partnerships or limited liability companies. Qualitatively, significant influence can exist through the ability to influence the investee’s operating and financial policies through board involvement or other influence. Under the equity method, the Company recognizes its proportionate share of the results of operations of the investee based on most current information available. In instances where cash distributions vary at different points and/or are not directly linked to the Company’s ownership percentage, the investee’s net income or loss is allocated using the hypothetical liquidation at book value (“HLBV”) method.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Federal Home Loan Bank Stock
Membership in the Federal Home Loan Bank of Atlanta (“FHLB”) requires ownership of FHLB stock. FHLB stock is restricted because it may only be sold to the FHLB and all sales must be at par. FHLB stock is carried at cost minus impairment, if any, and is recorded within other assets in the consolidated balance sheet. FHLB stock was $9.0 million and $7.8 million at December 31, 2025 and 2024, respectively.
Loans and Leases
Fair Value Option
Prior to 2021, management elected to account for the retained participating interests in government guaranteed loans under the fair value option. Those loans for which the fair value option were elected and are still held are measured at fair value and classified as held for investment, as outlined below. Not electing fair value generally results in a larger discount being recorded on the date of the sale. This discount is subsequently accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with accounting standards, any loans for which fair value was previously elected continue to be measured accordingly. Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon fair value election. The changes in fair value of loans are reported in noninterest income. Fair value of loans includes adjustments for credit losses, market liquidity, and economic conditions.
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
Held for Sale
Management designates loans as held for sale based on its intent to sell loans, or portions of loans, in established secondary markets. Salability requirements of government guaranteed portions include, but are not limited to, full disbursement of the loan commitment amount. Loans held for sale are carried at the lower of cost or fair value. Net unrealized losses, if any, on loans without a fair value election, are recognized through a valuation allowance and recorded as a charge to noninterest income.
Transfers of loans, or portions of loans that meet the definition of a participating interest, are accounted for as sales on the transaction settlement date when control has been surrendered. Control is deemed surrendered when the loans have been (1) legally isolated from the Company, (2) the transferee obtains the right to pledge or transfer the loans free of conditions that constrain it from using that right, and (3) the Company does not maintain effective control over the loans through a repurchase agreement or other means. If the transfer is accounted for as a sale, the loans are derecognized from the Company’s consolidated balance sheets and a gain or loss is recognized in net gains on sales of loans line item on the consolidated statements of income. The carrying value of loans held for sale includes unamortized loan origination fees and costs. The gain on sale recognized in income is the sum of the premium on the guaranteed loan and the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan retained. The pro-rata portion, based on the percent of the total loan sold, of the remaining deferred fees and costs are recognized as an adjustment to the gain on sale. If the transfer does not satisfy the aforementioned control criteria, the transaction is recorded as a secured borrowing with the transferred loans remaining on the Company’s consolidated balance sheet and proceeds recognized as a liability.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following summarizes the activity pertaining to loans held for sale for the years ended December 31, 2025 and 2024:

	2025	2024 (1)
Balance at beginning of year	$346,002	$387,037
Originations	1,306,231	1,037,474
Proceeds from sale	(1,259,906)	(1,040,444)
Gain on sale of loans	62,420	49,770
Principal collections, net of deferred fees and costs	(11,436)	(5,710)
Non-cash transfers, net	(23,256)	(82,125)
Balance at end of period	$420,055	$346,002
(1) Revisions were made to the 2024 proceeds from sale and gain on sale of loans lines as discussed further in subsection Revision of Previously Issued Financial Statements below.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The ACL is measured on a pooled basis using a quantitative modeling process when similar risk characteristics are present in the portfolio. The Company has identified pools based on industry or market segment, and whether the receivable is secured by real estate or another form of collateral. Additional information related to the portfolio segments can be found in Note 3. Loans and Leases Held for Investment and Credit Quality. Expected credit losses for pooled loans and leases are estimated using a DCF methodology for each loan and lease which incorporates measurements of PD, LGD, prepayments, the estimated outstanding exposure at default (“EAD”), and the effective interest rate (“EIR”). PD rates are calculated using the number of defaults divided by the number of loans available to default for 1-year observation periods over the lifetime of data available for a certain pool. LGD rates are calculated by dividing the lifetime net charge-offs for each pool by the pool’s EAD. PD rates are adjusted for forecasted Baa-rated Corporate Bond yields during a reasonable and supportable forecast period, using a single macroeconomic scenario. Management has determined that four quarters represents a reasonable and supportable forecast period and adjusted loss rates revert back to a historical loss rate over four quarters on a straight-line basis.
Expected credit losses are estimated over the contractual term of the loan or lease, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions and renewals unless the extension or renewal options are included in the contract at the reporting date and are not unconditionally cancellable by the Company.
The Company considers a variety of qualitative factors to reflect its current judgment of various events and risks that are not measured within the quantitative modeling, including lending policies and procedures, economic and business conditions, nature and volume of the loan and lease portfolio, experience of lending staff, volume and severity of credit risk metrics, quality of loan review, value of underlying collateral, loan and lease portfolio concentrations, and other external factors. The qualitative component of the ACL is further informed by multiple alternative economic scenarios, as deemed applicable, aligned with weighted, quantifiable credit metrics such as criticized and classified, substandard accruing, and past dues by loan pool to arrive at a scenario or a composite of scenarios supporting the period-end ACL balance. The evaluation process is inherently imprecise and subjective as it requires management judgment based on underlying factors that are susceptible to changes.
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
Loan relationships which meet the criteria to be individually evaluated with unguaranteed exposure of less than $250 thousand are collectively evaluated using an average of loss rates applied to individually evaluated relationships with unguaranteed exposure between $250 thousand and $1 million.
When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Allowance for Off-Balance Sheet Credit Exposures
Expected credit losses on off-balance sheet credit exposures is estimated over the contractual period in which the Company is exposed to such losses. The estimate of off-balance sheet credit exposures includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated losses. The estimate is influenced by historical loss experience, adjusted for current risk characteristics, and economic forecasts. The balance of the allowance for off-balance sheet credit exposures was $16.4 million and $13.6 million at December 31, 2025 and 2024, respectively, and is recorded in other liabilities in the consolidated balance sheets. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $2.8 million, $8.8 million and $3.3 million in expense related to the allowance for off-balance sheet credit exposures. Beginning in the second quarter of 2024, this expense was presented in the provision for credit losses. This expense was historically presented in other expense and that classification remains unchanged for prior periods.
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
Direct Financing Leases
Interest income on direct financing leases is recognized when earned. Unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. The term of each lease is generally 3 years to 7 years which is consistent with the useful life of the equipment with no residual value. The Company records expected credit losses on direct finance leases within the ACL.
Operating Leases
The term of each operating lease is generally 10 years to 15 years. The Company retains ownership of the equipment and associated tax benefits such as investment tax credits and accelerated depreciation associated with operating leases. At the end of the lease term, the lessee has the option to renew the lease for two additional terms or purchase the equipment at the then-current fair market value.
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
The Company evaluates the carrying value of rental equipment for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. Any impairment loss is included in other expense on the consolidated statements of income. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. During the year ended December 31, 2023, the Company recognized impairment expense of $499 thousand related to rental equipment. No impairment expense was recorded during the years ended December 31, 2025 and 2024.

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
Any changes in fair value from the grant date fair value of equity warrant assets classified as derivatives are recognized as increases or decreases to other assets on the consolidated balance sheet and as net gains or losses on equity warrant assets, in other noninterest income, a component of consolidated net income. When a portfolio company is acquired, the Company will generally exercise these equity warrant assets for cash.
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
As of December 31, 2025 and 2024, the Company had $1.8 million of goodwill. The carrying amounts and accumulated amortization of all intangible assets as of December 31, 2025 was $2.2 million and $879 thousand, respectively, while at December 31, 2024 the balances were $1.6 million and $726 thousand, respectively. Intangible assets are almost entirely comprised of customer relationships that are being amortized using the straight-line method over 15 years.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The Company had no impairment charges related to business combinations in 2025, 2024 or 2023.
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
During 2024, the Company sold an aircraft previously classified as held for sale for a gain of $6.7 million which is reflected in the 2024 consolidated statement of income in other noninterest income. During 2023, one aircraft previously classified as held for sale was sold for a $4.4 million gain and is reflected in the 2023 consolidated statement of income in other noninterest income
Preferred Stock
On August 4, 2025, the Company issued and sold 4,000,000 depositary shares (the “Depositary Shares”), each representing a 1/40th interest in a share of the Company’s 8.375% Fixed Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value per share (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock (equivalent to $25 per Depositary Share), which represents $100,000,000 in aggregate liquidation preference. Net proceeds, after underwriting discounts and expenses, totaled $96.3 million. Holders of the Series A Preferred Stock and Depositary Shares do not have voting rights, except with respect to certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. The Company may redeem the Series A Preferred Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after September 15, 2030 or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in either case at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends.
During the year ended December 31, 2025, a cash dividend of $0.76189 per Depositary Share of the Company’s Series A Preferred Stock was declared and paid.
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
The Company uses the proportional amortization method of accounting for its low income housing tax credits (“LIHTC”). Under the proportional amortization method, eligible investment costs are amortized in proportion to the tax benefits received with the resulting amortization reported in income tax expense, which aligns with the associated tax credits and other tax benefits. The flow-through method of accounting is used to account for solar investment tax credit investments, none of which qualify for proportional amortization. Under the flow-through method, investment tax credits are recognized as a reduction to income tax expense immediately in the period that the credit is generated, to the extent permitted by tax law. In accounting for any temporary difference that arises from tax credits, the Company has elected the income statement method whereby deferred taxes are adjusted through income tax expense.
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

	December 31,
	2025	2024	2023
Basic earnings per share:
Net income attributable to common shareholders	$102,823	$77,474	$73,898
Weighted-average basic shares outstanding	45,701,364	45,009,567	44,353,708
Basic earnings per share	$2.25	$1.72	$1.67
Diluted earnings per share:
Net income attributable to common shareholders	$102,823	$77,474	$73,898
Total weighted-average basic shares outstanding	45,701,364	45,009,567	44,353,708
Add effect of dilutive stock options and restricted stock grants	341,426	810,754	741,171
Total weighted-average diluted shares outstanding	46,042,790	45,820,321	45,094,879
Diluted earnings per share	$2.23	$1.69	$1.64
Anti-dilutive stock options and restricted stock grants	1,181,187	494,481	1,233,230
Revenue Recognition
The Company offers various services to customers that generate revenue. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less. As of December 31, 2025, 2024 and 2023, remaining performance obligations consisted primarily of service based revenues for contracts with an original expected length of two years or less.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Revision of Previously Issued Financial Statements
Certain immaterial prior-period amounts in the Consolidated Statements of Income have been revised and are reflected below. Specifically, there was a decrease in the line item for net gains on sales of loans, which was fully offset by a decrease in salaries and employee benefits, and travel expense. The changes were presentation only and had no impact on previously reported net income, total assets, total liabilities, or shareholders’ equity.
The effect of the above revision on previously reported financial statements is presented below:

	As previously reported	Impact of revision	As revised
Consolidated statement of income for the year ended December 31, 2024
Net gains on sales of loans	$60,899	$(11,129)	$49,770
Total noninterest income	123,781	(11,129)	112,652

Salaries and employee benefits	$183,268	$(8,561)	$174,707
Travel expense	9,738	(2,568)	7,170
Total noninterest expense	314,239	(11,129)	303,110

Consolidated statement of income for the year ended December 31, 2023
Net gains on sales of loans	$46,545	$(7,733)	$38,812
Total noninterest income	111,733	(7,733)	104,000

Salaries and employee benefits	$175,052	$(5,960)	$169,092
Travel expense	8,922	(1,773)	7,149
Total noninterest expense	322,885	(7,733)	315,152

Consolidated statement of cash flows for the year ended December 31, 2024
Operating activities:
Net gains on sale of loans held for sale	$(60,899)	$11,129	$(49,770)
Net cash provided by operating activities	145,651	11,129	156,780

Investing activities:
Net change in loans and leases (1)	$(1,561,528)	$(11,129)	$(1,572,657)
Net cash used by investing activities	(1,688,284)	(11,129)	(1,699,413)

Consolidated statement of cash flows for the year ended December 31, 2023
Operating activities:
Net gains on sale of loans held for sale	$(46,545)	$7,733	$(38,812)
Net cash provided by operating activities	177,162	7,733	184,895

Investing activities:
Net change in loans and leases (1)	$(1,183,175)	$(7,733)	$(1,190,908)
Net cash used by investing activities	(1,332,013)	(7,733)	(1,339,746)
(1) As previously reported balances incorporate the reclassification discussed in the Reclassifications subsection below.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Revisions pertaining to loans held for sale activity for the year ended December 31, 2024, within this footnote, are presented below:

	As previously reported	Impact of revision	As revised

Gain on sale of loans	$60,899	$(11,129)	$49,770
Principal collections, net of deferred fees and costs	(16,839)	11,129	(5,710)
Reclassifications
Certain reclassifications have been made to the prior period's consolidated financial statements to place them on a comparable basis with the current year.
During the fourth quarter of 2025, within the Consolidated Statement of Cash Flows Investing activities, the line item entitled Purchases of loans previously sold was reclassified into Loan and lease originations and principal collections, net.
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
In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires enhanced income tax disclosures primarily related to the rate reconciliation and income taxes paid information to provide more transparency by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation table and (ii) income taxes paid, net of refunds, to be disaggregated by jurisdiction based on an established threshold. The Company adopted the standard on January 1, 2025 on a prospective basis and new income tax disclosure requirements are presented in Note 9. Income Taxes. Aside from complying with the new disclosure requirements, there was no material effect on the Company’s consolidated financial statements.
In March 2024, the FASB issued ASU 2024-01 “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”). ASU 2024-01 adds an illustrative example to clarify how an entity should determine whether a profits interest or similar award is within the scope of ASC 718. The Company adopted the standard on January 1, 2025 on a prospective basis, with no material effect on its consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02 “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). ASU 2024-02 removes references to various Concepts Statements in the Codification. The Company adopted the standard on January 1, 2025 on a prospective basis, with no material effect on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain expense captions into specified categories within the footnotes. The amendments in this standard will be effective for the Company on January 1, 2027. The guidance may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements and related disclosures.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
In September 2025, the FASB issued ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 indicates an entity should start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this standard will be effective for the Company on January 1, 2028. The guidance may be applied on a prospective, modified, or retrospective transition basis. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07 “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” (“ASU 2025-07”). ASU 2025-07 adds a scope exception from derivative accounting for nonexchange traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. It also clarifies that the revenue guidance in ASC 606 applies initially to share-based noncash consideration received from a customer for the transfer of goods or services. The guidance in other ASCs, including derivatives (ASC 815) and equity securities (ASC 321), is not applied unless and until the entity’s right to receive or retain the share-based noncash consideration is unconditional under ASC 606. The amendments in this standard will be effective for the Company on January 1, 2027. The guidance may be applied on a prospective or modified retrospective basis. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). The amendments clarify interim disclosure requirements and when Topic 270 applies as well as the addition of a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this standard will be effective for the Company on January 1, 2028. The guidance may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12 “Codification Improvements” (“ASU 2025-12”). The amendments represent changes to the Codification to make incremental improvements to GAAP including technical corrections, clarifications, and minor improvements. The amendments in this standard will be effective for the Company on January 1, 2027. The guidance may generally be applied, by issue, on a prospective or retrospective basis. The Company does not believe this standard will have a material impact on its consolidated financial statements.
Legislative Developments
On July 4, 2025, H.R. 1, the U.S. fiscal-year 2025 budget reconciliation legislation, commonly known as the One Big Beautiful Bill Act (“OBBB”), was signed into law, implementing changes in tax and other provisions. Certain provisions are effective for 2025, including restoration of immediate expensing for domestic research and experimental expenditures and reinstatement of 100% bonus depreciation deduction for qualified property. The Company evaluated the impact of this legislation, the effects of which have been recognized in the Consolidated Financial Statements and Notes.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 2. Investment Securities
Available-for-Sale
The carrying amount of investment securities and their approximate fair values are reflected in the following table:

December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$13,603	$27	$13	$13,617
Mortgage-backed securities	1,469,440	8,327	67,088	1,410,679
Municipal bonds	3,151	—	46	3,105
Total	$1,486,194	$8,354	$67,147	$1,427,401

December 31, 2024
U.S. government agencies	$18,196	$—	$299	$17,897
Mortgage-backed securities	1,335,177	1,083	108,927	1,227,333
Municipal bonds	3,176	—	203	2,973
Total	$1,356,549	$1,083	$109,429	$1,248,203
During the year ended December 31, 2025, two securities totaling $7.0 million matured, and twenty securities totaling $42.9 million were settled. During the year ended December 31, 2024, one security totaling $3.0 million matured, one security totaling $2.5 million was called and ten securities totaling $27.0 million were settled. During the year ended December 31, 2023, three securities totaling $13.0 million were called and four securities totaling $7.0 million were settled.
The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$2,970	$13	$2,970	$13
Mortgage-backed securities	120,039	613	709,710	66,475	829,749	67,088
Municipal bonds	3,022	34	83	12	3,105	46
Total	$123,061	$647	$712,763	$66,500	$835,824	$67,147

	Less Than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$8,036	$189	$9,861	$110	$17,897	$299
Mortgage-backed securities	265,934	4,173	859,819	104,754	1,125,753	108,927
Municipal bonds	—	—	2,973	203	2,973	203
Total	$273,970	$4,362	$872,653	$105,067	$1,146,623	$109,429
At December 31, 2025, there were 357 mortgage-backed securities, one U.S. government agency security and one municipal bonds in unrealized loss positions for greater than 12 months. There were 18 mortgage-backed securities and two municipal bonds in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2024 consisted of 404 mortgage-backed securities, three U.S. government agencies and two municipal bonds for greater than 12 months. There were 59 mortgage-backed securities and two U.S. government agencies in unrealized loss positions for less than 12 months.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
These unrealized losses are primarily the result of non-credit-related volatility in the market and market interest rates. Since none of the unrealized losses relate to the issuer’s ability to honor redemption obligations, and the Company does not intend to sell the related securities and does not believe it is more likely than not that it will be required to sell the securities before recovery of amortized cost, none of the losses have been recognized in the Company’s consolidated statements of income.
All mortgage-backed securities in the Company’s portfolio at December 31, 2025 and 2024 were backed by U.S. government sponsored enterprises (“GSEs”).
The following is a summary of investment securities by maturity:

	December 31, 2025
	Available-for-sale
	Amortized Cost	Fair Value
U.S. government agencies
One to five years	$3,731	$3,718
Five to ten years	9,872	9,899
Total	13,603	13,617
Mortgage-backed securities
Within one year	27,840	27,641
One to five years	220,834	216,181
Five to ten years	188,251	175,839
After 10 years	1,032,515	991,018
Total	1,469,440	1,410,679
Municipal bonds
Five to ten years	3,056	3,022
After 10 years	95	83
Total	3,151	3,105
Total	$1,486,194	$1,427,401
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.
At December 31, 2025, investment securities with a fair value of $565.8 million and a carrying value of $610.1 million were pledged to support unused borrowing capacity. At December 31, 2024 investment securities with a fair value of $621.4 million and amortized cost of $695.1 million were pledged to support unused borrowing capacity.
Equity Investments
Equity investments, largely comprised of non-marketable equity investments, are generally accounted for under either the equity method or equity security accounting. The below tables provide additional information related to investments accounted for under these two methods.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Equity Method Accounting
The carrying amount and ownership percentage of each equity method investment at December 31, 2025 and 2024 is reflected in the following table:

	2025		2024
	Amount	Ownership %	Amount	Ownership %
Apiture, Inc.(1)	$—	—%	$53,108	40.4%
Canapi Ventures SBIC Fund, LP (2) (6)	11,250	2.9	11,504	2.9
Canapi Ventures Fund, LP (3) (6)	1,374	1.5	1,438	1.5
Canapi Ventures Fund II, LP (4) (6)	3,558	1.6	2,193	1.6
Canapi Ventures SBIC Fund II, LP (5) (6)	2,625	2.9	1,238	2.9
Affordable housing (7)	13,457	Various	14,724	Various
Solar tax credit investments (8)	4,203	99.0	5,309	99.0
Other (9)	231	Various	1,489	Various
Total	$36,698		$91,003

(1)	On October 20, 2025, Apiture, Inc. was sold to Computer Services, Inc. and the Company recognized a $24.1 million gain in connection with the sale.
(2)	Investment unfunded commitments of $4.8 million and $5.0 million as of December 31, 2025 and December 31, 2024, respectively.
(3)	Investment unfunded commitments of $472 thousand and $492 thousand as of December 31, 2025 and December 31, 2024, respectively.
(4)	Investment unfunded commitments of $3.6 million and $5.2 million as of December 31, 2025 and December 31, 2024, respectively.
(5)	Investment unfunded commitments of $4.9 million and $6.5 million as of December 31, 2025 and December 31, 2024, respectively.
(6)	Investee is accounted for under equity method due to the Company's potential influence with investment advisor.
(7)
Affordable Housing includes LIHTC in Estrella Landing Apartments LLC (“Estrella Landing”), in which the Company holds a 99.9% limited member interest. Also included are Cape Fear Collective Impact Opportunity 1 LLC (“Cape Fear Collective 1”) and Cape Fear Collective Impact Opportunity 2 LLC (“Cape Fear Collective 2”) which the Company holds 91.0% and 32.3% of limited member interests, respectively.

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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Equity Security Accounting
The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value for the years ended December 31, 2025, 2024 and 2023 is reflected in the following table:

	2025	2024	2023
Carrying value (1)	$80,133	$79,662	$77,825
Carrying value adjustments:
Impairment	(2,227)	—	—
Upward changes for observable prices	1,128	409	—
Downward changes for observable prices	(2,209)	(369)	(1,524)
Net upward (downward) change (2)	$(3,308)	$40	$(1,524)

(1)	Investment unfunded commitments of $6.1 million, $4.3 million, and $2.3 million as of December 31, 2025, 2024, and 2023, respectively.
(2)	The equity securities portfolio has recognized cumulative adjustments of $59.3 million over the life of the equity security portfolio as of December 31, 2025.
While the Company did not realize any significant equity security gains for the years ended December 31, 2024, and December 31, 2023, the Company realized a gain of $9.0 million on the equity security portfolio for the year ended December 31, 2025 due to the sale of a portfolio investment. For the years ended December 31, 2025, 2024 and 2023, the Company recognized unrealized gains (losses) on all equity securities still held at the reporting date of $(3.3) million, $119 thousand, and $(1.5) million, respectively.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
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
The above investments meet the criteria of a VIE, however, the Company is not the primary beneficiary of the entities, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities. During the years presented, the Company did not provide financial support to any VIE that it was not previously contractually required, nor does it intend to do so. The Company’s investment in the unconsolidated VIEs are carried in other assets on the consolidated balance sheets.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following table provides a summary of the VIEs that the Company has not consolidated as of December 31, 2025 and 2024:

December 31, 2025	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$4,203	$27,644	$—	Other assets (1)
Affordable housing	13,457	14,399	—	Other assets (2)
Canapi Funds	19,039	32,858	—	Other assets (3)
Non-marketable and other equity investments	4,872	10,976	—	Other assets (4)

December 31, 2024	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$5,309	$38,107	$—	Other assets (5)
Affordable housing	12,940	15,463	—	Other assets (6)
Canapi Funds	17,104	34,269	—	Other assets (7)
Non-marketable and other equity investments	5,290	9,591	—	Other assets (8)

(1)	Maximum exposure to loss includes $4.2 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $23.4 million.
(2)	Maximum exposure to loss includes $13.5 million of investments and a scenario in which related tax credits are recaptured, collectively totaling $941 thousand.
(3)	Maximum exposure to loss includes $19.0 million of current investments and $13.8 million in unfunded commitments.
(4)	Maximum exposure to loss includes $4.9 million of current investments and $6.1 million in unfunded commitments.
(5)	Maximum exposure to loss represents $5.3 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $32.8 million.
(6)	Maximum exposure to loss includes $12.9 million of investments, $1.7 million in unfunded commitments and a scenario in which related tax credits are recaptured, collectively totaling $824 thousand.
(7)	Maximum exposure to loss includes $17.1 million of current investments and $17.2 million in unfunded commitments.
(8)	Maximum exposure to loss includes $5.3 million of current investments and $4.3 million in unfunded commitments.
The following table provides a summary of the tax benefits the Company has received from VIEs as of December 31, 2025, 2024, and 2023:

	The Year Ended December 31,
	2025	2024	2023
Provision for income taxes:
Amortization of tax credit investments under proportional amortization	$823	$1,106	$—
Tax credits from tax credit investments	(868)	(11,546)	(16,390)
Total	$(45)	$(10,440)	$(16,390)

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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The loan and lease portfolio is further grouped into one of the following classes (also referred to as divisions): Small Business Banking, Commercial Banking, or Paycheck Protection Program. Small Business Banking includes loans to customers in verticals that generally have traditional loan structures. Commercial Banking includes loans to customers in verticals that may have atypical ownership structures as well as complex collateral arrangements, underwriting requirements, and servicing needs. Commercial Banking also includes loans to customers that operate renewable energy projects, lodging facilities, and municipalities, and often utilize USDA or tax-exempt loan structures. Paycheck Protection Program (“PPP”) includes all loans originated under the PPP pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”) economic relief program and carry a 100% government guarantee. These loans and lease classes were determined based on industry risk characteristics and management’s method for monitoring credit risk and managing those lending divisions.
Accrued interest receivable on loans totaled $85.0 million and $80.7 million at December 31, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying consolidated balance sheet.
Past Due Loans and Leases
Loans and leases are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans and leases less than 30 days past due and accruing are included within current loans and leases shown below. The following tables show an age analysis of past due loans and leases as of the dates presented.

December 31, 2025	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
Commercial & Industrial
Small Business Banking	$2,369,278	$23,406	$127,090	$150,496	$2,519,774	$87,532	$2,607,306
Commercial Banking	2,833,724	8,702	111,857	120,559	2,954,283	40,832	2,995,115
Paycheck Protection Program	906	—	—	—	906	—	906
Total	5,203,908	32,108	238,947	271,055	5,474,963	128,364	5,603,327
Construction & Development
Small Business Banking	749,117	—	1,025	1,025	750,142	—	750,142
Commercial Banking	69,538	—	—	—	69,538	—	69,538
Total	818,655	—	1,025	1,025	819,680	—	819,680
Commercial Real Estate
Small Business Banking	3,267,787	12,640	88,089	100,729	3,368,516	91,876	3,460,392
Commercial Banking	1,383,615	4,613	23,257	27,870	1,411,485	15,912	1,427,397
Total	4,651,402	17,253	111,346	128,599	4,780,001	107,788	4,887,789
Commercial Land
Small Business Banking	670,725	—	3,840	3,840	674,565	24,473	699,038
Total	670,725	—	3,840	3,840	674,565	24,473	699,038
Total	$11,344,690	$49,361	$355,158	$404,519	$11,749,209	$260,625	$12,009,834
Retained Loan Discount and Net Deferred Costs							$(36,212)
Loan and Leases, Net							$11,973,622

Guaranteed Balance	$2,974,552	$33,597	$301,737	$335,334	$3,309,886	$69,445	$3,379,331
% Guaranteed	26.2%	68.1%	85.0%	82.9%	28.2%	26.6%	28.1%

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2024	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
Commercial & Industrial
Small Business Banking	$2,182,596	$37,966	$104,362	$142,328	$2,324,924	$119,378	$2,444,302
Commercial Banking	2,418,078	15,282	23,999	39,281	2,457,359	49,767	2,507,126
Paycheck Protection Program	2,361	—	—	—	2,361	—	2,361
Total	4,603,035	53,248	128,361	181,609	4,784,644	169,145	4,953,789
Construction & Development
Small Business Banking	514,997	1,488	2,468	3,956	518,953	—	518,953
Commercial Banking	85,456	—	—	—	85,456	—	85,456
Total	600,453	1,488	2,468	3,956	604,409	—	604,409
Commercial Real Estate
Small Business Banking	2,773,306	42,058	57,896	99,954	2,873,260	107,751	2,981,011
Commercial Banking	1,040,065	5,000	10,778	15,778	1,055,843	19,025	1,074,868
Total	3,813,371	47,058	68,674	115,732	3,929,103	126,776	4,055,879
Commercial Land
Small Business Banking	610,920	2,209	3,324	5,533	616,453	32,825	649,278
Total	610,920	2,209	3,324	5,533	616,453	32,825	649,278
Total	$9,627,779	$104,003	$202,827	$306,830	$9,934,609	$328,746	$10,263,355
Retained Loan Discount and Net Deferred Costs							$(29,981)
Loan and Leases, Net							$10,233,374

Guaranteed Balance	$2,933,636	$58,235	$171,123	$229,358	$3,162,994	$77,514	$3,240,508
% Guaranteed	30.5%	56.0%	84.4%	74.8%	31.8%	23.6%	31.6%

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
Pass (Risk Grades 10-47): These loans and leases are not individually evaluated and have no known issues that could significantly impact their quality. There are seven categories within the Pass classification depending on the strength of the borrower, including credits that warrant additional management attention but are not currently Special Mention.
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
The following tables present credit quality indicators by portfolio class:

	Term Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
Small Business Banking
Pass	$1,513,435	$1,245,114	$936,083	$1,000,904	$827,847	$738,282	$154,210	$42,701	$6,458,576
Special Mention	17,102	68,453	64,411	93,132	50,885	80,251	8,763	6,721	389,718
Substandard	30,291	63,432	75,658	115,556	73,330	81,077	23,591	1,768	464,703
Total	1,560,828	1,376,999	1,076,152	1,209,592	952,062	899,610	186,564	51,190	7,312,997
Commercial Banking
Pass	1,434,615	763,382	405,425	248,636	150,616	105,386	581,047	210,917	3,900,024
Special Mention	18,187	73,787	79,971	79,401	40,071	17,734	12,627	15,743	337,521
Substandard	9,000	5,419	—	23,919	107,596	30,552	14,562	6,713	197,761
Total	1,461,802	842,588	485,396	351,956	298,283	153,672	608,236	233,373	4,435,306
Paycheck Protection Program
Pass	—	—	—	—	621	285	—	—	906
Total	—	—	—	—	621	285	—	—	906
Total	$3,022,630	$2,219,587	$1,561,548	$1,561,548	$1,250,966	$1,053,567	$794,800	$284,563	$11,749,209

Year-To-Date Gross Charge-offs
Small Business Banking	$3,472	$5,518	$14,763	$12,693	$5,188	$5,453	$4,352	$2,523	$53,962
Commercial Banking	—	—	—	3,386	9,772	171	337	6,547	20,213
Total	$3,472	$5,518	$14,763	$16,079	$14,960	$5,624	$4,689	$9,070	$74,175

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
Small Business Banking
Pass	$1,112,351	$1,084,996	$1,323,982	$1,001,021	$528,008	$482,192	$124,370	$33,359	$5,690,279
Special Mention	7,041	46,047	77,638	61,906	31,575	83,693	22,729	2,790	333,419
Substandard	13,805	28,573	84,067	74,990	40,266	59,874	7,922	395	309,892
Total	1,133,197	1,159,616	1,485,687	1,137,917	599,849	625,759	155,021	36,544	6,333,590
Commercial Banking
Pass	1,169,167	752,078	398,333	207,755	51,552	81,166	423,334	116,594	3,199,979
Special Mention	—	16,483	88,464	36,165	24,018	17,569	9,555	4,245	196,499
Substandard	—	—	31,461	136,818	27,905	—	2,902	3,094	202,180
Total	1,169,167	768,561	518,258	380,738	103,475	98,735	435,791	123,933	3,598,658
Paycheck Protection Program
Pass	—	—	—	1,461	900	—	—	—	2,361
Total	—	—	—	1,461	900	—	—	—	2,361
Total	$2,302,364	$1,928,177	$2,003,945	$1,520,116	$704,224	$724,494	$590,812	$160,477	$9,934,609

Year-To-Date Gross Charge-offs
Small Business Banking	$652	$4,198	$18,630	$4,954	$3,462	$3,481	$3,555	$170	$39,102
Commercial Banking	—	17	5,176	1,493	756	—	1,535	—	8,977
Total	$652	$4,215	$23,806	$6,447	$4,218	$3,481	$5,090	$170	$48,079

(1)	Excludes $260.6 million and $328.7 million of loans accounted for under the fair value option as of December 31, 2025 and December 31, 2024, respectively.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

December 31, 2025	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$10,359,506	$2,590,030	$7,769,476	25.0%
Special Mention	727,239	261,506	465,733	36.0
Substandard	662,464	458,350	204,114	69.2
Total	$11,749,209	$3,309,886	$8,439,323	28.2%

December 31, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$8,892,619	$2,644,310	$6,248,309	29.7%
Special Mention	529,918	172,015	357,903	32.5
Substandard	512,072	346,669	165,403	67.7
Total	$9,934,609	$3,162,994	$6,771,615	31.8%

(1)	Excludes $260.6 million and $328.7 million of loans accounted for under the fair value option as of December 31, 2025 and 2024, respectively.
Nonaccrual Loans and Leases
As of December 31, 2025 and December 31, 2024 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the years ended December 31, 2025 and 2024. Nonaccrual loans and leases are generally included in the held for investment portfolio.
Nonaccrual loans and leases as of December 31, 2025 and December 31, 2024 are as follows:

December 31, 2025	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$195,342	$169,818	$25,524	$7,438
Commercial Banking	122,847	111,103	11,744	2,142
Total	318,189	280,921	37,268	9,580
Construction & Development
Small Business Banking	13,282	10,620	2,662	1,342
Total	13,282	10,620	2,662	1,342
Commercial Real Estate
Small Business Banking	127,141	91,099	36,042	17,207
Commercial Banking	36,098	11,454	24,644	16,417
Total	163,239	102,553	60,686	33,624
Commercial Land
Small Business Banking	6,447	5,692	755	533
Total	6,447	5,692	755	533
Total	$501,157	$399,786	$101,371	$45,079

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2024	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$141,674	$116,596	$25,078	$5,219
Commercial Banking	39,282	26,300	12,982	3,816
Total	180,956	142,896	38,060	9,035
Construction & Development
Small Business Banking	3,955	3,379	576	372
Total	3,955	3,379	576	372
Commercial Real Estate
Small Business Banking	81,847	55,290	26,557	17,736
Commercial Banking	26,888	13,981	12,907	11,907
Total	108,735	69,271	39,464	29,643
Commercial Land
Small Business Banking	10,651	7,339	3,312	173
Total	10,651	7,339	3,312	173
Total	$304,297	$222,885	$81,412	$39,223

(1)	Excludes loans accounted for under the fair value option. See Note 10. Fair Value of Financial Instruments for additional information.
When a loan or lease is placed on nonaccrual status, any accrued interest is reversed from loan interest income. The following table summarizes the amount of accrued interest reversed during the periods presented:

	Year Ended December 31,
	2025 (1)	2024 (1)
Commercial & Industrial	$3,137	$4,213
Construction & Development	411	74
Commercial Real Estate	3,042	1,699
Commercial Land	52	218
Total	$6,642	$6,204

(1)	Excludes loans accounted for under the fair value option. See Note 10. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following tables present the amortized cost basis of collateral-dependent loans and leases which are individually evaluated to determine expected credit losses, as of December 31, 2025 and 2024:

	Total Collateral-Dependent Loans			Unguaranteed Portion
December 31, 2025	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$17,477	$4,107	$—	$4,937	$374	$—	$824
Commercial Banking	—	87,319	—	—	3,744	—	600
Total	17,477	91,426	—	4,937	4,118	—	1,424
Construction & Development
Small Business Banking	277	—	—	277	—	—	—
Total	277	—	—	277	—	—	—
Commercial Real Estate
Small Business Banking	85,987	1,990	—	27,813	690	—	266
Commercial Banking	20,389	—	—	15,425	—	—	—
Total	106,376	1,990	—	43,238	690	—	266
Total	$124,130	$93,416	$—	$48,452	$4,808	$—	$1,690

	Total Collateral-Dependent Loans			Unguaranteed Portion
December 31, 2024	Real Estate	Business Assets	Other	Real Estate	Business Assets	Other	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$6,693	$36,500	$—	$2,738	$12,061	$—	$8,299
Commercial Banking	101,001	26,788	—	13,704	11,350	—	4,374
Total	107,694	63,288	—	16,442	23,411	—	12,673
Commercial Real Estate
Small Business Banking	53,306	6,327	—	22,239	1,061	—	890
Total	53,306	6,327	—	22,239	1,061	—	890
Commercial Land
Small Business Banking	6,295	—	—	2,713	—	—	974
Total	6,295	—	—	2,713	—	—	974
Total	$167,295	$69,615	$—	$41,394	$24,472	$—	$14,537
Allowance for Credit Losses – Loans and Leases
The Company maintains the ACL at levels management believes represents the future expected credit losses in the loan and lease portfolios as of the balance sheet date. See Note 1. Organization and Summary of Significant Accounting Policies for a description of the methodologies used to estimate credit losses.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following tables detail activity in the allowance for credit losses for the periods presented:

	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
December 31, 2025
Beginning Balance	$129,007	$4,943	$29,501	$4,065	$167,516
Charge offs	(63,790)	(958)	(9,249)	(178)	(74,175)
Recoveries	3,886	—	1,414	101	5,401
Provision	75,085	3,239	15,696	(498)	93,522
Ending Balance	$144,188	$7,224	$37,362	$3,490	$192,264
December 31, 2024
Beginning Balance	$87,581	$4,717	$28,864	$4,678	$125,840
Charge offs	(43,785)	(338)	(3,932)	(24)	(48,079)
Recoveries	741	—	638	8	1,387
Provision	84,470	564	3,931	(597)	88,368
Ending Balance	$129,007	$4,943	$29,501	$4,065	$167,516
December 31, 2023
Beginning Balance	$64,995	$5,101	$22,901	$3,569	$96,566
Adoption of ASU 2022-02	(25)	(166)	(83)	(402)	(676)
Charge offs	(22,510)	—	(1,417)	—	(23,927)
Recoveries	839	—	1,715	—	2,554
Provision	44,282	(218)	5,748	1,511	51,323
Ending Balance	$87,581	$4,717	$28,864	$4,678	$125,840
During the year ended December 31, 2025, the ACL increased primarily as a result of loan growth and charge-off activity amid a challenging macroeconomic environment, where elevated interest rates earlier in the year continued to pressure certain small business and commercial borrowers, despite more recent signs of stabilization in rate conditions. Loss rates are adjusted for twelve month forecasted Baa-rated corporate bond yields followed by a twelve-month straight-line reversion period.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following tables summarize the amortized cost basis of loans that were modified during the periods presented.

Year Ended December 31, 2025	Small Business Banking	Commercial Banking	Total
Other-Than-Insignificant Payment Delay	$8,605	$26,095	$34,700
Term Extension	37,145	—	37,145
Interest Rate Reduction	14,148	—	14,148
Combination - Term Extension, Payment Delay, & Interest Rate Reduction	3,048	—	3,048
Combination - Payment Delay & Interest Rate Reduction	5,929	—	5,929
Combination - Term Extension & Interest Rate Reduction	17,698	—	17,698
Combination - Term Extension & Payment Delay	6,808	—	6,808
Total Modifications	$93,381	$26,095	$119,476
% of Total Class of Financing Receivable	1.3%	0.6%	1.9%
Year Ended December 31, 2024
Other-Than-Insignificant Payment Delay	$8,083	$12,779	$20,862
Term Extension	—	—	—
Interest Rate Reduction	—	3,094	3,094
Combination - Term Extension & Interest Rate Reduction	—	2,500	2,500
Total Modifications	$8,083	$18,373	$26,456
% of Total Class of Financing Receivable	0.1%	0.7%	0.8%
Year Ended December 31, 2023
Other-Than-Insignificant Payment Delay	$10,090	$—	$10,090
Term Extension	5,127	14,193	19,320
Interest Rate Reduction	3,330	—	3,330
Combination - Term Extension & Payment Delay	361	4,133	4,494
Total Modifications	$18,908	$18,326	$37,234
% of Total Class of Financing Receivable	0.3%	1.7%	2.0%
As of December 31, 2025 and December 31, 2024, the Company had commitments to lend additional funds to these borrowers totaling $209.6 million and $6.3 million, respectively.
The following table presents an aging analysis of loans that were modified within the years ended December 31, 2025, 2024 and 2023, respectively:

Year Ended December 31, 2025	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$90,122	$3,228	$31	$3,259
Commercial Banking	26,095	—	—	—
Total	$116,217	$3,228	$31	$3,259

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

Year Ended December 31, 2024	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$8,083	$—	$—	$—
Commercial Banking	18,373	—	—	—
Total	$26,456	$—	$—	$—

Year Ended December 31, 2023	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$18,908	$—	$—	$—
Commercial Banking	18,326	—	—	—
Total	$37,234	$—	$—	$—
The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the periods presented.

	Year Ended December 31, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	3.50%	62

	Year Ended December 31, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Commercial Banking	5.00%	7

	Year Ended December 31, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	1.41%	67
Commercial Banking	—%	29
There were no loans that were modified within the twelve months ended December 31, 2025, 2024 and 2023, respectively, that subsequently defaulted during the periods presented.
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

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Direct Financing Leases
The gross lease payments receivable and the net investment included in loans and leases held for investment are as follows:

	As of December 31,
	2025	2024

Gross direct finance lease payments receivable	$96	$961
Less - unearned interest	(1)	(39)
Net investment in direct financing leases	$95	$922
Future minimum lease payments receivable under direct finance leases are as follows:

As of December 31, 2025	Amount
2026	$96
Total	$96
Interest income of $39 thousand, $122 thousand and $253 thousand was recognized in the years ended December 31, 2025, 2024 and 2023, respectively.
Operating Leases
As of December 31, 2025 and 2024, the Company had a net investment of $76.6 million and $93.4 million, respectively, in assets included in premises and equipment, net in the consolidated balance sheets that are subject to operating leases. Of the net investment, the gross balance of the assets was $142.4 million and $159.7 million as of December 31, 2025 and 2024, respectively, and accumulated depreciation was $65.8 million and $66.2 million as of December 31, 2025 and 2024, respectively. Depreciation expense recognized on these assets for the years ended December 31, 2025, 2024 and 2023 was $9.7 million, $9.6 million and $9.6 million, respectively.
Lease income of $9.5 million, $9.4 million and $9.5 million was recognized in the twelve months ended December 31, 2025, 2024 and 2023, respectively.
A maturity analysis of future minimum lease payments receivable under non-cancelable operating leases is as follows:

As of December 31, 2025	Amount
2026	$7,607
2027	7,347
2028	3,854
2029	2,399
2030	2,271
Thereafter	5,038
Total	$28,516
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
The Company has operating leases for real property and land. These leases have remaining lease terms of less than 1 year to 21 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases. The Company has concluded that it is reasonably certain it will exercise the options to extend for only one lease, which was therefore recognized as part of the right-of-use asset and lease liability.
The Company subleases a portion of certain office space and recognizes sublease income as presented in the table below.
The Company has a finance lease for business equipment, and it has a remaining lease term of approximately 1.58 years. There are no options to extend or terminate this lease.
The components of lease expense are as follows:

	December 31, 2025	December 31, 2024
Operating lease cost	$564	$891
Short-term lease cost	397	379
Finance lease cost:
Amortization of right-of-use assets	49	22
Interest expense on lease liabilities	5	3
Sublease income	(233)	(40)
Total net lease cost	$782	$1,255
Supplemental disclosure for the consolidated balance sheets related to leases is as follows:

	December 31, 2025	December 31, 2024
Operating lease right-of-use asset	$1,655	$2,106
Operating lease liability	2,161	2,636
Finance lease right-of-use asset	80	130
Finance lease liability	82	132

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The weighted average remaining lease term and weighted average discount rate for leases are as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)
Operating leases	11.36	10.73
Finance lease	1.58	2.58
Weighted average discount rate
Operating leases	3.83%	3.76%
Finance lease	4.40%	4.40%
A maturity analysis of operating and finance lease liabilities is as follows:

As of December 31, 2025	Operating Leases	Finance Leases
2026	$542	$58
2027	510	27
2028	336	—
2029	212	—
2030	51	—
Thereafter	1,027	—
Total lease payments	2,678	85
Less: imputed interest	(517)	(3)
Total lease liabilities	$2,161	$82

Note 5. Servicing Assets
Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $3.97 billion and $3.46 billion at December 31, 2025 and 2024, respectively. The unpaid principal balance for all loans serviced for others was $5.60 billion and $4.72 billion at December 31, 2025 and 2024, respectively.
The following summarizes the activity pertaining to servicing rights measured at fair value:

	2025	2024
Balance at beginning of period	$55,788	$48,186
Additions, net	23,230	19,757
Fair value changes:
Due to changes in valuation inputs or assumptions (1)	(1,989)	3
Decay due to increases in principal paydowns or runoff	(14,088)	(12,158)
Balance at end of period	$62,941	$55,788
See Note 10. Fair Value of Financial Instruments for further details about servicing assets measured at fair value.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
At December 31, 2025, the key assumptions used to determine the fair value of the Company’s servicing rights included a weighted average prepayment speed equal to 16.2% and a weighted average discount rate equal to 12.8%. The table below reflects the sensitivity of the current fair value of servicing assets to immediate adverse changes in the above key assumptions with all other assumptions remaining static:

	As of December. 31, 2025	As of December. 31, 2024
Fair value of servicing rights	$62,941	$55,788
	Incremental Increase (Decrease) in Value	Incremental Increase (Decrease) in Value
Prepayment Speed
20% increase	($3,794)	($3,459)
10% increase	(1,830)	(1,785)
Discount Rate
200 basis point increase	(2,586)	(2,603)
100 basis point increase	(1,189)	(1,331)
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
As of December 31, 2025 and 2024, the Company had servicing assets related to conventional commercial loans carried at amortized cost of $214 thousand and $356 thousand, respectively.
Note 6. Premises and Equipment
Components of Premises and Equipment
Components of premises and equipment and total accumulated depreciation at December 31, 2025 and 2024 are as follows:

	2025	2024
Buildings	$90,958	$90,990
Land improvements	6,868	6,829
Furniture and equipment	27,451	27,830
Hardware and software	29,875	26,847
Leasehold improvements	7,541	7,421
Land	16,870	16,870
Transportation	44,135	44,144
Solar panels	142,405	159,672
Deposits on fixed assets	7,970	1,390
Premises and equipment, total	374,073	381,993
Less accumulated depreciation	(133,870)	(117,934)
Premises and equipment, net of depreciation	$240,203	$264,059
Deposits on fixed assets at December 31, 2025 consist primarily of plane deposits, software development costs, and campus improvement costs. Depreciation expense for the years ended December 31, 2025, 2024 and 2023 amounted to $30.0 million, $23.4 million and $21.1 million, respectively.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 7. Deposits
The composition of deposits at December 31, 2025 and 2024 is as follows:

	2025	2024
Noninterest-bearing deposits	$515,051	$318,890
Interest-bearing deposits:
Interest-bearing checking	415,152	351,284
Money market	163,989	147,533
Savings	6,711,000	5,282,812
Time deposits	5,883,467	5,659,975
Total	13,173,608	11,441,604
Total deposits	$13,688,659	$11,760,494
The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2025 and 2024 was approximately $653.5 million and $695.9 million, respectively. At December 31, 2025 the scheduled maturities of total time deposits are as follows:

Year	Amount
2026	$4,383,393
2027	1,070,894
2028	156,066
2029	93,824
2030	29,596
Thereafter	149,694
Total	$5,883,467

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 8. Borrowings
Total outstanding borrowings consisted of the following:

	December 31, 2025	December 31, 2024
Borrowings
In March 2021, the Company entered into a 60-month term loan agreement of $50.0 million with a third party correspondent bank. The loan accrues interest at a fixed rate of 2.95% with a monthly payment sufficient to fully amortize the loan, with all remaining unpaid principal and interest due at maturity on March 30, 2026. The Company paid the Lender a non-refundable $325 thousand loan origination fee upon signing of the Note that is presented as a direct deduction from the carrying amount of the loan and will be amortized into interest expense over the life of the loan.	$2,676	$13,184
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
	99,645	99,505
Other long term debt (1)	83	131
Total borrowings	$102,404	$112,820
(1) Includes finance leases.
As of December 31, 2025 and 2024, the Company’s total unused borrowing capacity was $3.97 billion and $3.55 billion, respectively, based upon securities and loans identified as available for collateral. Unused borrowing capacity consists of access through the Federal Reserve Bank's discount window, available lines of credit with the Federal Home Loan Bank and other correspondent banks, and access to a repurchase agreement. If additional collateral is available, the Company’s aggregate approved borrowing capacity with all of the above sources is $7.54 billion and $6.10 billion as of December 31, 2025 and 2024, respectively. See further details below on each type of unused borrowing available to the Company.
The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by qualifying loans and investment securities with a balance of $3.56 billion and $3.25 billion as of December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company had approximately $2.93 billion and $2.73 billion, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of December 31, 2025 or 2024.
On June 18, 2018, the Company entered into a borrowing agreement with the Federal Home Loan Bank of Atlanta. These borrowings must be secured with eligible collateral approved by the Federal Home Loan Bank of Atlanta. As of December 31, 2025 and 2024, there was $4.37 billion and $3.13 billion, respectively, of stated potential borrowing capacity available under this agreement, of which approximately $808.3 million and $587.8 million of investment securities available-for-sale are available for collateral, respectively. There is no collateral pledged and no advances outstanding as of December 31, 2025 or 2024.
The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $130.0 million as of December 31, 2025 and 2024. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balance on the lines of credit as of December 31, 2025 and 2024.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
In September 2025, the Company modified a $100.0 million revolving line of credit with a third party correspondent bank. The line of credit is unsecured and accrues interest at 30-day SOFR plus 1.25% with an interest rate floor of 2.75% and an interest rate cap of 6.75%. The line of credit was extended 12 months to a maturity date of October 10, 2028. Payments are interest only with all principal and accrued interest due at maturity. The terms of this loan require the Company to maintain minimum capital and debt service coverage ratios. The Company paid the Lender a non-refundable $250 thousand renewal fee upon modifying the Note that will be amortized into interest expense over the life of the loan. As of December 31, 2025 and 2024, there was $100.0 million of available credit.
The Company has entered into a repurchase agreement with a third party for up to $5.0 million as of December 31, 2025 and 2024. At the time the Company enters into a transaction with the third party, the Company must transfer securities or other assets against the funds received. The terms of the agreement are set at market conditions at the time the Company enters into such transaction. The Company had no outstanding balance on the repurchase agreement as of December 31, 2025 and 2024.
Note 9. Income Taxes
Effective January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The new disclosure requirements were applied prospectively. Prior periods have not been restated.
The components of income tax expense for the years ended December 31 are as follows:

	2025	2024	2023
Current income tax expense:
Federal	$41,497	$16,700	$24,051
State	8,043	6,538	7,042
Total current tax expense	49,540	23,238	31,093
Deferred income tax benefit:
Federal	(10,397)	(9,439)	(20,914)
State	(1,971)	(1,981)	(1,247)
Total deferred tax benefit	(12,368)	(11,420)	(22,161)
Totals:
Federal	31,100	7,261	3,137
State	6,072	4,557	5,795
Income tax expense, as reported	$37,172	$11,818	$8,932

	2025	Percent
Income tax expense computed at the statutory rate	$29,991	21.0%

State income tax expense, net of federal	4,797	3.4
Nontaxable or nondeductible items
Stock-based compensation expense	690	0.5
Tax credits
Low income housing tax credits, net of amortization	(45)	—
Research and development tax credits	(610)	(0.4)
Other	2,349	1.6
Total income tax expense	$37,172	26.0%
For the year ended December 31, 2025, state and local income taxes in California, New York, and Illinois comprise the majority of the state income tax expense, net of federal category.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% in 2024 and 2023 to income before income taxes as follows:

	2024	2023
Income tax expense computed at the statutory rate	$18,739	$17,394

State income tax expense, net of federal	3,184	4,316
Stock-based compensation expense	(194)	2,084
Decrease in taxes due to investment tax credit	(10,440)	(16,390)
Other	529	1,528
Total income tax expense	$11,818	$8,932
Components of deferred tax assets and liabilities are as follows:

	2025	2024
Deferred tax assets:
Net unrealized losses on securities available for sale	$14,352	$26,003
Allowance for loan and lease losses	46,935	40,564
Stock-based compensation expense	2,886	2,701
Capitalized research and experimentation costs	—	6,205
Accrued expenses	6,162	4,029
Allowance for off-balance sheet credit exposures	3,999	3,293
Operating lease liabilities	528	638
Other	1,634	702
Total deferred tax assets	76,496	84,135

Deferred tax liabilities:
Premises and equipment	30,595	35,831
Net unrealized gains on non-marketable and other equity securities	9,011	17,245
Mark to market on loans held for sale	14,396	11,968
Unguaranteed loan discount	194	34
Deferred loan fees and costs, net	3,281	1,415
Operating lease right-of-use assets	424	541
Goodwill and intangibles	77	34
Capitalized research and experimentation costs	599	—
Other	378	11
Total deferred tax liabilities	58,955	67,079
Net deferred tax asset	$17,541	$17,056

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Income taxes paid, net of refunds, were as follows:

2025
Federal	$18,678
State
California	2,970
Other	4,946
Total income taxes paid	$26,594
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
ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The Company does not have material uncertain tax positions, interest or penalties recorded in the consolidated balance sheets or statements of income as of or for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, the Company was under audit by the Internal Revenue Service principally as it relates to prior energy credits. Due to the complexities of uncertainties, the ultimate resolution may result in a liability that is materially different from the current estimate.
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
The table below provides a rollforward of the Level 3 equity warrant asset fair values.

	Twelve months ended December 31,
Equity Warrant Assets	2025	2024
Balance at beginning of period	$7,162	$2,874
Issuances	436	798
Net (loss) gain on equity warrant assets	(5,558)	5,962
Settlements	(265)	(2,472)
Balance at end of period	$1,775	$7,162
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

December 31, 2025	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$13,617	$—	$13,617	$—
Mortgage-backed securities	1,410,679	—	1,410,679	—
Municipal bonds (1)	3,105	—	3,022	83
Loans held for investment	260,625	—	—	260,625
Servicing assets (2)	62,941	—	—	62,941
Mutual fund	19	—	19	—
Equity warrant assets	1,775	—	—	1,775
Total assets at fair value	$1,752,761	$—	$1,427,337	$325,424

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2024	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$17,897	$—	$17,897	$—
Mortgage-backed securities	1,227,333	—	1,227,333	—
Municipal bonds (1)	2,973	—	2,890	83
Loans held for investment	328,746	—	—	328,746
Servicing assets (2)	55,788	—	—	55,788
Mutual fund	458	—	458	—
Equity warrant assets	7,162	—	—	7,162
Total assets at fair value	$1,640,357	$—	$1,248,578	$391,779

(1)
During the year ended December 31, 2025, the Company recorded a principal paydown of $1 thousand and a fair value adjustment gain of $1 thousand. During the year ended December 31, 2024, the Company recorded a principal paydown of $1 thousand and a fair value adjustment loss of $1 thousand.

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
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at December 31, 2025 or 2024. The unpaid principal balance of unguaranteed exposure for nonaccruals was $8.5 million and $10.0 million at December 31, 2025 and 2024, respectively.
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at December 31, 2025 and December 31, 2024.

	December 31, 2025
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$260,625	$269,851	$(9,226)	$61,602	$62,824	$(1,222)	$45,784	$46,824	$(1,040)
	$260,625	$269,851	$(9,226)	$61,602	$62,824	$(1,222)	$45,784	$46,824	$(1,040)

	December 31, 2024
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$328,746	$342,150	$(13,404)	$63,386	$64,784	$(1,398)	$51,272	$52,528	$(1,256)
	$328,746	$342,150	$(13,404)	$63,386	$64,784	$(1,398)	$51,272	$52,528	$(1,256)

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The following table presents the net gains (losses) from changes in fair value.

	Twelve Months Ended December 31,
Gains (Losses) on Loans Accounted for under the Fair Value Option	2025	2024	2023
Loans held for investment	$1,216	$2,403	$(3,539)
	$1,216	$2,403	$(3,539)
There were no losses related to borrower-specific credit risk for the years ended December 31, 2025 and 2024. Losses related to borrower-specific credit risk was $3.5 million for the year ended December 31, 2023.
The following tables summarize the activity pertaining to loans accounted for under the fair value option.

	Twelve Months Ended December 31,
Loans held for investment	2025	2024
Balance at beginning of period	$328,746	$388,036
Repurchases	19,534	25,192
Fair value changes	1,216	2,403
Settlements	(88,871)	(86,885)
Balance at end of period	$260,625	$328,746
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
Equity security investment with a non-readily determinable fair value: Equity security investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. When impairment indicators are present, the investment will be fair valued and classified as non-recurring Level 3.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The tables below present the recorded amount of assets measured at fair value on a non-recurring basis. The Company has no liabilities recorded at fair value on a non-recurring basis.

December 31, 2025	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$20,619	$—	$—	$20,619
Foreclosed assets	6,877	—	—	6,877
Equity security investment with a non-readily determinable fair value	2,101	—	—	2,101
Total assets at fair value	$29,597	$—	$—	$29,597

December 31, 2024	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$17,085	$—	$—	$17,085
Foreclosed assets	1,944	—	—	1,944
Total assets at fair value	$19,029	$—	$—	$19,029
Level 3 Analysis
For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2025
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$83	Discounted expected cash flows	Discount rate	7.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$260,625	Discounted expected cash flows	Loss rate	0.0% - 4.6%	1.1%
			Discount rate	6.7% - 10.0%	8.6%
			Prepayment speed	15.1% - 21.2%	17.2%
Servicing assets	$62,941	Discounted expected cash flows	Discount rate	12.8%	12.8%
			Prepayment speed	12.0% - 18.8%	16.2%
Equity warrant assets	$1,775	Black-Scholes option pricing model	Volatility	13.1% - 104.4%	58.3%
			Risk-free interest rate	3.7% - 4.2%	4.2%
			Marketability discount	20.0% - 100.0%	20.4%
			Remaining life	2.5 - 11.5 years	8.2 years
Non-recurring fair value
Collateral-dependent loans	$20,619	Discounted appraisals	Appraisal adjustments (2)	10.0% - 82.7%	39.7%
Foreclosed assets	$6,877	Discounted appraisals	Appraisal adjustments (2)	10.0%	10.0%
Equity security investment with a non-readily determinable fair value	$2,101	Market Approach	Revenue Multiple	3.75	N/A

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements

December 31, 2024
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal Bond	$83	Discounted expected cash flows	Discount rate	7.2%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$328,746	Discounted expected cash flows	Loss rate	0.0% - 6.3%	1.1%
			Discount rate	7.0% - 18.0%	9.2%
			Prepayment speed	14.3% - 30.1%	16.3%
Servicing assets	$55,788	Discounted expected cash flows	Discount rate	13.5%	13.5%
			Prepayment speed	11.9% - 18.3%	15.6%
Equity warrant assets	$7,162	Black-Scholes option pricing model	Volatility	13.1% - 90.0%	32.1%
			Risk-free interest rate	4.5% - 4.6%	4.5%
			Marketability discount	10.0% - 25.0%	13.8%
			Remaining life	2.9 - 12.0 years	4.5 years
Non-recurring fair value
Collateral-dependent loans	$17,085	Discounted appraisals	Appraisal adjustments (2)	0.0% - 95.8%	45.4%
Foreclosed assets	$1,944	Discounted appraisals	Appraisal adjustments (2)	10.0%	10.0%

(1)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to the instruments fair value.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.
Estimated Fair Value of Other Financial Instruments
GAAP also requires disclosure of fair value information about financial instruments carried at book value on the consolidated balance sheets. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value to the Company.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

December 31, 2025	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$864,904	$864,904	$—	$—	$864,904
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	420,055	—	—	440,928	440,928
Loans and leases held for investment, net of allowance for credit losses on loans and leases	11,520,733	—	—	11,329,479	11,329,479
Financial liabilities
Deposits	13,688,659	—	13,096,941	—	13,096,941
Borrowings	102,404	—	—	110,782	110,782

December 31, 2024	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$608,800	$608,800	$—	$—	$608,800
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	346,002	—	—	367,993	367,993
Loans and leases held for investment, net of allowance for credit losses on loans and leases	9,737,112	—	—	9,556,981	9,556,981
Financial liabilities
Deposits	11,760,494	—	11,317,639	—	11,317,639
Borrowings	112,820	—	—	121,026	121,026
Note 11. Commitments and Contingencies
Litigation
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of December 31, 2025, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
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

	December 31, 2025	December 31, 2024
Commitments to extend credit (1) (2)	$4,099,313	$3,597,937
Standby letters of credit	51,842	7,365
Airplane purchase agreement commitments	48,636	—
Total unfunded off-balance sheet credit risk	$4,199,791	$3,605,302

(1)	Includes unfunded overdraft protection.
(2)
Includes $1.27 billion and $1.20 billion at December 31, 2025 and 2024, respectively, for which loan commitment letters have been issued. Such letters do not represent a present obligation to extend credit due to the variety of conditions contained in the letters.

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
Other Commitments
See Note 2. Securities for unfunded commitments to provide capital contributions for equity fund investments as of December 31, 2025 and 2024.
Concentrations of Credit Risk
The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained exposure exceeds $20.0 million, except for 75 relationships that have a retained unguaranteed exposure of $3.32 billion of which $2.33 billion of the unguaranteed exposure has been disbursed.
Additionally, the Company has future minimum lease payments receivable under non-cancelable operating leases totaling $28.5 million, of which no relationships exceed $20.0 million.
The Company from time-to-time may have cash and cash equivalents on deposit with financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Geographic Concentrations
The following table presents the geographic concentration of the Company’s loan and lease portfolio at December 31, 2025:

% of Total
Geographic Regions (1)
Midwest	12.8%
Northeast	18.2
Southeast	31.4
Southwest	13.9
West	23.2
Non-U.S.	0.5
Total	100.0%

(1)	Concentrations are stated as a percentage of total unguaranteed loans held for investment. Midwest consists of ND, SD, NE, KS, MN, IA,WI, MO, IL, IN, MI and OH. Northeast consists of MD, DE, PA, NJ, NY, CT, RI, MA, VT, ME and NH. Southeast consists of AR, LA, MS, TN, AL, GA, FL, SC, KY, NC, VA, WV, DC, PR and VI. Southwest consists of AZ, NM, TX and OK. West consists of WA, OR, CA, NV, ID, MT, WY, CO, UT, AK and HI. Non-U.S. includes addressees with foreign domicile. Domicile is determined by the principal resident or business address of the entity.
Note 12. Benefit Plans
Defined Contribution Plan
The Company maintains an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Company makes certain matching contributions and may make additional contributions at the discretion of the board of directors. Company expense relating to the plan for the years ended December 31, 2025, 2024 and 2023 amounted to $7.5 million, $6.7 million and $6.5 million, respectively.
Flexible Benefits Plan
The Company maintains a Flexible Benefits Plan which covers substantially all employees. Participants may set aside pre-tax dollars to provide for future expenses such as dependent care.
Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan, or ESPP, on October 8, 2014, which was most recently amended and approved by the Company’s shareholders on May 21, 2024, within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under this plan, eligible employees are able to purchase available shares of the Company’s common stock with post-tax dollars as of the grant date. In order for employees to be eligible to participate in this plan they must be employed or on an authorized leave of absence from the Company or any subsidiary immediately prior to the grant date. ESPP stock purchases cannot exceed $25 thousand in fair market value per employee per calendar year. Options to purchase shares under the ESPP are granted at a 15% discount to fair market value. Expense recognized in relation to the ESPP was $183 thousand, $217 thousand and $246 thousand for fiscal years 2025, 2024 and 2023, respectively.

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
Compensation cost relating to share-based payment transactions are recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. There was no compensation expense for stock options recognized for the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, the Company recognized $25 thousand in compensation expense for stock options.
Stock option activity under the 2015 Omnibus Stock Incentive Plan during the year ended December 31, 2025 is summarized below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	332,386	$15.35
Exercised	(278,413)	15.52
Forfeited	(11,890)	15.75
Outstanding at December 31, 2025	42,083	$14.15	0.19 years	$850,126
Exercisable at December 31, 2025	42,083	$14.15	0.19 years	$850,126
The following is a summary of non-vested stock option activity for the Company for the years ended December 31, 2025, 2024 and 2023.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	37,760	$6.60
Vested	(37,760)	6.60
Non-vested at December 31, 2023	—	—
Vested	—	—
Non-vested at December 31, 2024	—	—
Vested	—	—
Non-vested at December 31, 2025	—	$—
The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $4.6 million, $10.1 million and $2.8 million, respectively.
At December 31, 2025, there was no unrecognized compensation costs relating to stock options.
There were no options granted in 2025, 2024 or 2023.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Restricted Stock Plan
In 2010, the Company adopted a Restricted Stock Plan. Under this plan, a total of 1,350,000 shares of Common Stock were available for issuance to eligible employees. Restricted stock grants vested in equal installments ranging from immediate vesting to over a seven year period from the date of the grant. Under the 2015 Omnibus Stock Incentive Plan, which replaced the previously existing Restricted Stock Plan, 927,838 restricted stock units were granted during 2023 to eligible employees and outside directors at a weighted average grant date fair value of $34.83. During 2024, 524,064 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $39.30. The vesting of these grants was time based and had no market price conditions. During 2025, 654,178 restricted stock units were granted to eligible employees and outside directors at a weighted average grant date fair value of $33.70, of which the vesting of all grants was time based.
The fair value of each restricted stock unit is based on the market value of the Company’s stock on the date of the grant. Restricted stock awards are authorized in the form of restricted stock awards or units (“RSUs”).
RSUs have a restriction based on the passage of time and may also have a restriction based on non-market-related performance criteria. The fair value of the RSUs is based on the closing price on the date of the grant.
The following is a summary of non-vested RSU stock activity for the Company for the year ended December 31, 2025.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	2,026,522	$39.66
Granted	654,178	33.70
Vested	(623,727)	40.11
Forfeited	(201,244)	37.56
Non-vested at December 31, 2025	1,855,729	$37.63
For the years ended December 31, 2025, 2024 and 2023, the Company recognized $26.1 million, $26.2 million and $17.6 million in compensation expense for RSUs, respectively.
At December 31, 2025, unrecognized compensation costs relating to RSUs amounted to $55.9 million which will be recognized over a weighted average period of 3.01 years.
Subsequently in February 2026, the Company granted 777,543 RSUs with a weighted average grant date fair value of $41.21 with unrecognized compensation expense of $32.0 million which will be recognized over a weighted average period of 4.99 years.
Employee Incentive Compensation
The Company has an incentive compensation framework whereby full-time employees are eligible to receive an annual cash bonus payment plus the opportunity for an annual long-term incentive (“LTI”) equity grant in the form of RSUs. Both cash bonus and LTI equity grants are based on each individual’s base pay, performance and overall Company performance. LTI grants are generally influenced by each individual’s tiered target as a percent of base pay. Total expenses related to the cash bonus for employees were $17.9 million, $12.9 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. There were no discretionary special bonuses for December 31, 2025 or 2024. In addition, for the year ended December 31, 2023 the Company had discretionary special bonus of $4.5 million, to most full-time employees.

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
Based on the most recent notification from the Federal Deposit Insurance Corporation, the Bank is well capitalized under the regulatory framework for prompt corrective action. As of December 31, 2025, the Company and the Bank met all capital adequacy requirements to which they are subject and were not aware of any conditions or events that would change each entity’s well capitalized status.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Capital amounts and ratios as of December 31, 2025 and 2024, are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - December 31, 2025
Common Equity Tier 1
(to Risk-Weighted Assets)	$1,162,337	10.53%	$496,712	4.50%	N/A	N/A
Total Capital
(to Risk-Weighted Assets)	$1,397,451	12.66%	$883,043	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$1,258,603	11.40%	$662,282	6.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$1,258,603	8.48%	$593,767	4.00%	N/A	N/A
Bank - December 31, 2025
Common Equity Tier 1
(to Risk-Weighted Assets)	$1,147,133	10.46%	$493,607	4.50%	$712,987	6.50%
Total Capital
(to Risk-Weighted Assets)	$1,285,129	11.72%	$877,523	8.00%	$1,096,904	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$1,147,133	10.46%	$658,142	6.00%	$877,523	8.00%
Tier 1 Capital
(to Average Assets)	$1,147,133	7.77%	$590,666	4.00%	$738,333	5.00%
Consolidated - December 31, 2024
Common Equity Tier 1
(to Risk-Weighted Assets)	$1,049,420	11.04%	$427,941	4.50%	N/A	N/A
Total Capital
(to Risk-Weighted Assets)	$1,169,061	12.29%	$760,784	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$1,049,420	11.04%	$570,588	6.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$1,049,420	8.21%	$511,293	4.00%	N/A	N/A
Bank - December 31, 2024
Common Equity Tier 1
(to Risk-Weighted Assets)	$1,020,820	10.96%	$418,992	4.50%	$605,120	6.50%
Total Capital
(to Risk-Weighted Assets)	$1,138,006	12.22%	$744,874	8.00%	$931,093	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$1,020,820	10.96%	$558,656	6.00%	$744,874	8.00%
Tier 1 Capital
(to Average Assets)	$1,020,820	8.04%	$507,725	4.00%	$634,657	5.00%

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 14. Transactions with Related Parties
The Company has entered into transactions with its directors, officers, significant shareholders, their affiliates, and equity method investments (“related parties”).
Related parties include the following equity method investments: Apiture, Inc. (“Apiture”), Canapi Funds, Cape Fear Collective 1 & 2, OTR, Estrella Landing, Green Sun, Sun Vest, HEP and Heelstone. See Note 2 for information regarding the sale of Apiture.
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
The following table provides related party loan activity during 2025:

Amount
Balance as of December 31, 2024	$21,208
Loan originations	—
Loan repayments	(1,835)
Balance as of December 31, 2025	$19,373
Deposits from related parties held by the Company as of December 31, 2025 and 2024 amounted to $30.8 million and $41.1 million, respectively.
Medical Park Hotels, LLC (“Medical Park Hotels”) owns a hotel in the Wilmington, North Carolina area. One executive officer and one board member hold a combined total of 24% interest in Medical Park Hotels. During the years ended December 31, 2025 and 2024, the Company paid Medical Park Hotels $147 thousand and $183 thousand, respectively, for room rentals to house employees, recruits and other business associates when visiting the Wilmington, North Carolina area.
Apiture was considered a related party through October 21, 2025, due to the Company’s equity method investment. During the period from January 1, 2025, through October 21, 2025, the Company paid Apiture $3.8 million for professional services and recognized income from Apiture of $187 thousand for shared services and rent. During the years ended December 31, 2024 and 2023, the Company paid Apiture $3.8 million and $2.5 million, respectively, for professional services. During 2024 and 2023, the Company recognized income from Apiture of $217 thousand and $385 thousand, respectively, for shared services and rent.
As of December 31, 2025, Live Oak Bancshares, Inc. and two Company Directors held carried interest in Canapi Ventures Fund, L.P. The Company recognized $500 thousand and $731 thousand of carried interest during the years ended December 31, 2025 and 2024, respectively. No carried interest was recognized during 2023.

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 15. Parent Company Only Financial Statements
The following balance sheets, statements of income and statements of cash flows are for Live Oak Bancshares, Inc.
Balance Sheets

	As of December 31,
	2025	2024
Assets
Cash and cash equivalents	$122,439	$56,144
Investment in subsidiaries	1,223,652	1,048,715
Other assets	17,706	17,916
Total assets	$1,363,797	$1,122,775

Liabilities and Shareholders' Equity
Borrowings	$102,321	$112,689
Other liabilities	7,370	6,590
Total liabilities	109,691	119,279

Shareholders' equity:
Preferred stock	96,266	—
Common stock	388,389	365,607
Retained earnings	809,885	715,767
Accumulated other comprehensive loss	(44,672)	(82,344)
Total shareholders' equity attributed to Live Oak Bancshares, Inc.	1,249,868	999,030
Non-controlling interest	4,238	4,466
Total shareholders' equity	1,254,106	1,003,496
Total liabilities and shareholders' equity	$1,363,797	$1,122,775

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Statements of Income

	Years ended December 31,
	2025	2024	2023
Interest income	$95	$281	$581
Interest expense	6,695	5,577	1,182
Net interest loss	(6,600)	(5,296)	(601)
Noninterest income:
Other noninterest (loss) income	(749)	757	(290)
Total noninterest (loss) income	(749)	757	(290)
Noninterest expense:
Salaries and employee benefits	1,357	1,213	1,549
Professional services expense	2,581	1,657	1,540
Other expense	2,811	3,020	2,384
Total noninterest expense	6,749	5,890	5,473
Net loss before equity in undistributed income of subsidiaries	(14,098)	(10,429)	(6,364)
Income tax benefit	(3,312)	(3,907)	(1,010)
Net loss	(10,786)	(6,522)	(5,354)
Equity in undistributed income of subsidiaries in excess of dividends from subsidiaries	116,429	83,939	79,252
Net income	105,643	77,417	73,898
Net loss attributable to non-controlling interest	228	57	—
Net income attributable to Live Oak Bancshares, Inc.	105,871	77,474	73,898
Preferred stock dividends	3,048	—	—
Net income attributable to common shareholders	$102,823	$77,474	$73,898

Live Oak Bancshares, Inc.
Notes to Consolidated Financial Statements
Statements of Cash Flows

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$105,643	$77,417	$73,898
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net income of subsidiaries in excess of dividends of subsidiaries	(116,429)	(83,939)	(79,252)
Subsidiary vesting of restricted stock and other	(18,210)	(16,978)	(10,474)
Deferred tax benefit	(279)	(680)	(15)
Stock option compensation expense	—	—	272
Restricted stock compensation expense	26,210	26,205	17,603
Business combination contingent consideration fair value adjustments	—	(125)	125
Net change in other assets	203	(9,631)	36,283
Net change in other liabilities	1,059	526	299
Net cash (used in) provided by operating activities	(1,803)	(7,205)	38,739
Cash flows from investing activities
Capital investment in subsidiaries	(4,000)	(96,041)	(40,000)
Purchases of equity security investments	(213)	(90)	(132)
Purchases of equity method investments	(1,624)	(1,181)	(612)
Net cash used in investing activities	(5,837)	(97,312)	(40,744)
Cash flows from financing activities
Proceeds from borrowings	161	99,552	71
Repayment of borrowings	(10,529)	(10,217)	(9,920)
Stock option exercises	2,976	2,311	1,168
Employee stock purchase program	1,221	1,449	1,396
Proceeds from the issuance of preferred stock, net	96,266	—	—
Withholding cash issued in lieu of restricted stock and other	(7,625)	(8,926)	(6,725)
Shareholder dividend distributions - common	(5,488)	(5,405)	(5,326)
Shareholder dividend distributions - preferred	(3,047)	—	—
Net cash provided by (used in) financing activities	73,935	78,764	(19,336)
Net change in cash and cash equivalents	66,295	(25,753)	(21,341)
Cash and cash equivalents at beginning of year	56,144	81,897	103,238
Cash and cash equivalents at end of year	$122,439	$56,144	$81,897

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
The Company’s management, with participation of the CEO and CFO, under the oversight of the Company’s Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based on the assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, as management did not sufficiently maintain effective control activities related to accounting for and classification of loan participation activity within the Consolidated Statements of Income (“SOI”) and the Consolidated Statements of Cash Flows (“SCF”).
The ineffective controls over the accounting for and presentation of loan participation activity impacted (1) the SOI classification of deferred loan costs being classified as non-interest expense instead of as an offset to gains on sale of loans, which resulted in misstatements between non-interest income and non-interest expense with no impact to net income and (2) the SCF classification of cash flows between operating and investing activities associated with the proceeds received from the sale of loan participations which resulted in quantitively material misstatements to participation loan activities between operating and investing activities within the SCF.

Management concluded that this material weakness was primarily due to (1) insufficient oversight of the control environment as it relates to inadequate training of employees relative to internal controls over financial reporting over the review of loan participation activity within the SOI and SCF, and (2) lack of effective risk assessment process and monitoring activities responsive to the classification of cash proceeds from the sale of loan participations in the SCF and SOI in compliance with applicable GAAP requirements.
This control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that this deficiency represents a material weakness in the Company’s internal control over financial reporting and the Company’s internal control over financial reporting was not effective as of December 31, 2025.
KPMG LLP, the Company’s independent registered public accounting firm, audited the 2024 consolidated financial statements of the Company included in this Annual Report on Form 10-K and has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. KPMG LLP’s report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.
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
Specifically, we are in the process of strengthening our internal control over loan participation activity as follows:
•Enhance cash flow preparation and review controls to ensure underlying participation loan information used is complete and accurate, is representative of business activities and is aligned with disclosure requirements.
•Provide training specific to loan participation accounting and related SCF classification to ensure compliance with GAAP for lending activities, including internal control considerations with a focus on risk assessment, design and monitoring.
•Enhance oversight of loan participation activities to ensure accounting accuracy particularly related to sale transactions.
We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Remediation of Previously Reported Material Weakness
With oversight from the Audit Committee and input from the Board of Directors, we devoted substantial resources to implement internal controls over financial reporting to enhance the control environment and strengthen communication protocols related to the loan review process. The Company's remediation efforts focused on enhancing the depth and breadth of the independent loan review function coupled with internal control trainings for individuals responsible for the risk assessment, design, monitoring and documentation of the Company's loan review process and increased reporting to the Company's Risk Committee of the Board of Directors through the Company's independent loan review function.
Management has completed testing of the implemented controls and found them to be operating effectively. As a result, management has concluded that the material weakness in internal control over financial reporting related to the loan review process has been remediated as of December 31, 2025.

Changes in Internal Control over Financial Reporting
Except for the loan review process remediation and the material weakness in internal control over financial reporting described above related to loan participation activity, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.OTHER INFORMATION
(b) Insider Trading Arrangements - During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.
Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be included in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders (the “Proxy Statement”), under the headings “Proposal 1: Election of Directors,” “Qualifications of Directors,” “Code of Ethics and Conflict of Interest Policy,” “Director Relationships,” “Committees of the Board or Directors,” “Executive Officers,” “Report of the Audit Committee,” “Insider Trading Policy,” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2025 fiscal year.
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
The Independent Registered Public Accounting Firm for 2025 and 2024 is KPMG LLP (Public Company Accounting Oversight Board Firm ID No. 185) located in Charlotte, North Carolina.
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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023

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

4.4	Description of Securities Registered under Section 12 of the Exchange Act *

10.1	2008 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the registration statement on Form S-1, filed on June 19, 2015) #

10.2.1	2008 Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-1, filed on June 19, 2015) #

10.2.2	Amendment to 2008 Nonstatutory Stock Option Plan effective July 1, 2019 (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q, filed on August 6, 2019) #

10.3.1	Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed on May 12, 2021) #
10.3.2	Amendment to Second Amended and Restated 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-8, filed on August 6, 2024) #

10.4.1	2015 Omnibus Stock Incentive Plan as Amended and Restated effective May 24, 2016 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed on May 27, 2016) #

10.4.2	Amendment to 2015 Omnibus Stock Incentive Plan dated May 15, 2018 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed on May 18, 2018) #

10.4.3	Amendment to 2015 Omnibus Stock Incentive Plan dated May 11, 2021 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed on May 12, 2021) #

10.4.4	Amendment to the 2015 Omnibus Stock Incentive Plan dated May 16, 2023 (incorporated by reference to Exhibit 10.4 of the registration statement on Form S-8, filed on August 4, 2023) #

10.4.5	Amendment to 2015 Omnibus Stock Incentive Plan dated November 14, 2023 (incorporated by reference to Exhibit 10.4.4 of the annual report on Form 10-K, filed on February 22, 2024) #

10.5.1	Form of Stock Option Award Agreement for executive officers under the 2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the 2015 10-K) #

10.5.2	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.2 of the current report on Form 8-K, filed on February 24, 2021) #

10.5.3	RSU Award Agreement for William C. Losch, III (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q, filed on November 3, 2021) #

10.5.4	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K, filed on February 18, 2022) #

10.5.5	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K, filed on February 17, 2023) #

10.5.6	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K, filed on February 16, 2024) #

10.5.7	Letter Amendment to Form of RSU Award Agreements for certain executive officers (incorporated by reference to Exhibit 10.6.9 of the annual report on Form 10-K, filed February 22, 2024) #

10.5.8	Form of 2024 RSU Award Agreement for non-employee directors (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q, filed on August 6, 2024) #

10.5.9	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K, filed on February 14, 2025)#

10.5.10	Form of 2025 RSU Award for non-employee directors (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q, filed on August 5, 2025) #

10.5.11	RSU Award Agreement for Mark M. Moroz *

10.5.12	RSU Award Agreement for Walter J. Phifer (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q, filed on November 17, 2025) #
10.5.13	Form of RSU Award Agreement for certain executive officers (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K, filed on February 13, 2026 #

16.1	Letter from Forvis Mazars, LLP dated August 9, 2024 (incorporated by reference to Exhibit 16.1 of the current report on Form 8-K, filed on August 9, 2024)

19.1	Live Oak Bancshares, Inc. Insider Trading Policy *

21.1	Subsidiaries of the Registrant*

23.1	Consent of the Independent Registered Public Accounting Firm - KPMG, LLP*

23.2	Consent of the Independent Registered Public Accounting Firm - Forvis Mazars, LLP*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97	Live Oak Bancshares, Inc. Clawback Policy *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a document being filed with this Form 10-K.

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

Live Oak Bancshares, Inc.
(Registrant)

Date: February 26, 2026	By:	/s/ James S. Mahan III
James S. Mahan III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date
/s/ James S. Mahan III
James S. Mahan III	February 26, 2026
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Walter J. Phifer
Walter J. Phifer	February 26, 2026
Chief Financial Officer (Principal Financial Officer)

/s/ J. Wesley Sutherland
J. Wesley Sutherland	February 26, 2026
Chief Accounting Officer (Principal Accounting Officer)

/s/ William L. Williams III
William L. Williams III	February 26, 2026
Vice Chairman of the Board of Directors

/s/ Tonya W. Bradford
Tonya W. Bradford	February 26, 2026
Director

/s/ William H. Cameron
William H. Cameron	February 26, 2026
Director

/s/ David G. Lucht
David G. Lucht	February 26, 2026
Director

/s/ Jeffrey W. Lunsford
Jeffrey W. Lunsford	February 26, 2026
Director

/s/ Patrick T. McHenry
Patrick T. McHenry	February 26, 2026
Director

/s/ Miltom E. Petty
Miltom E. Petty	February 26, 2026
Director

/s/ Neil L. Underwood
Neil L. Underwood	February 26, 2026
Director

/s/ Yousef A. Valine
Yousef A. Valine	February 26, 2026
Director