Form 10-Q
period 2026-03-31
Live Oak Bancshares, Inc.
filed 2026-05-05
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
As of May 4, 2026, there were 46,262,391 shares of the registrant’s voting common stock outstanding.

Live Oak Bancshares, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Live Oak Bancshares, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2026 (unaudited) and December 31, 2025
(Dollars in thousands)

	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$816,135	$864,904
Certificates of deposit with other banks	250	250
Investment securities available-for-sale	1,434,538	1,427,401
Loans held for sale	435,313	420,055
Loans and leases held for investment (includes $244,940 and $260,625 measured at fair value, respectively)	12,158,216	11,973,622
Allowance for credit losses on loans and leases	(193,279)	(192,264)
Net loans and leases	11,964,937	11,781,358
Premises and equipment, net	235,329	240,203
Foreclosed assets	12,005	8,208
Servicing assets (includes $64,520 and $62,941 measured at fair value, respectively)	64,677	63,155
Other assets	336,849	329,244
Total assets	$15,300,033	$15,134,778
Liabilities and shareholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$510,917	$515,051
Interest-bearing	13,324,141	13,173,608
Total deposits	13,835,058	13,688,659
Borrowings	99,746	102,404
Other liabilities	83,468	89,609
Total liabilities	14,018,272	13,880,672
Shareholders’ equity
Series A Preferred stock, no par value, 1,000,000 shares authorized, 100,000 shares, issued and outstanding at March 31, 2026 and December 31, 2025	96,266	96,266
Class A common stock, no par value, 100,000,000 shares authorized, 46,240,691 and 46,032,402 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	392,258	388,389
Retained earnings	836,444	809,885
Accumulated other comprehensive loss	(47,352)	(44,672)
Total shareholders' equity attributed to Live Oak Bancshares, Inc.	1,277,616	1,249,868
Non-controlling interest	4,145	4,238
Total shareholders’ equity	1,281,761	1,254,106
Total liabilities and shareholders’ equity	$15,300,033	$15,134,778
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three months ended March 31, 2026 and 2025 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Interest income
Loans and fees on loans	$214,129	$195,616
Investment securities, taxable	13,009	11,089
Other interest earning assets	6,726	6,400
Total interest income	233,864	213,105
Interest expense
Deposits	112,847	110,888
Borrowings	1,617	1,685
Total interest expense	114,464	112,573
Net interest income	119,400	100,532
Provision for credit losses	20,100	28,964
Net interest income after provision for credit losses	99,300	71,568
Noninterest income
Loan servicing revenue	9,094	8,298
Loan servicing asset revaluation	(3,487)	(4,728)
Net gains on sales of loans	15,425	15,438
Net loss on loans accounted for under the fair value option	(1,165)	(1,034)
Equity method investments (loss) income	(817)	(2,239)
Equity security investments gains, net	—	20
Lease income	2,135	2,573
Other noninterest income	4,889	4,043
Total noninterest income	26,074	22,371
Noninterest expense
Salaries and employee benefits	49,354	45,529
Travel expense	1,463	2,064
Professional services expense	2,516	3,024
Advertising and marketing expense	3,051	3,665
Occupancy expense	2,410	2,737
Technology expense	9,749	9,251
Equipment expense	3,693	3,745
Other loan origination and maintenance expense	5,919	4,585
FDIC insurance	4,401	3,551
Other expense	2,737	2,656
Total noninterest expense	85,293	80,807
Income before taxes	40,081	13,132
Income tax expense	10,134	3,464
Net income	29,947	9,668
Net loss attributable to non-controlling interest	93	49
Net income attributable to Live Oak Bancshares, Inc.	30,040	9,717
Preferred stock dividends	2,094	—
Net income attributable to common shareholders	$27,946	$9,717
Basic earnings per share	$0.61	$0.21
Diluted earnings per share	$0.60	$0.21
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2026 and 2025 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$29,947	$9,668
Other comprehensive (loss) income before tax:
Net unrealized (loss) gain on investment securities available-for-sale during the period	(3,526)	19,271
Other comprehensive (loss) income before tax	(3,526)	19,271
Income tax benefit (expense)	846	(4,625)
Other comprehensive (loss) income, net of tax	(2,680)	14,646
Total comprehensive income	27,267	24,314
Comprehensive loss attributable to non-controlling interest	93	49
Total comprehensive income attributable to Live Oak Bancshares, Inc.	$27,360	$24,363
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2026 and 2025 (unaudited)
(Dollars in thousands)

	Three Months Ended
	Preferred Stock		Common stock			Retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interest	Total equity
	Shares	Amount	Shares		Amount
	Series A		Class A	Class B
Balance at December 31, 2025	100,000	$96,266	46,032,402	—	$388,389	$809,885	$(44,672)	$4,238	$1,254,106
Net income (loss)	—	—	—	—	—	30,040	—	(93)	29,947
Other comprehensive loss	—	—	—	—	—	—	(2,680)	—	(2,680)
Issuance of restricted stock	—	—	154,541	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	—	—	(3,994)	—	—	—	(3,994)
Employee stock purchase program	—	—	17,665	—	484	—	—	—	484
Stock option exercises	—	—	36,083	—	499	—	—	—	499
Restricted stock compensation expense	—	—	—	—	6,880	—	—	—	6,880
Cash dividends - preferred	—	—	—	—	—	(2,094)	—	—	(2,094)
Cash dividends ($0.03 per share) - common	—	—	—	—	—	(1,387)	—	—	(1,387)
Balance at March 31, 2026	100,000	$96,266	46,240,691	—	$392,258	$836,444	$(47,352)	$4,145	$1,281,761

Balance at December 31, 2024	—	$—	45,359,425	—	$365,607	$715,767	$(82,344)	$4,466	$1,003,496
Net income (loss)	—	—	—	—	—	9,717	—	(49)	9,668
Other comprehensive income	—	—	—	—	—	—	14,646	—	14,646
Issuance of restricted stock	—	—	143,784	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	—	—	(3,178)	—	—	—	(3,178)
Employee stock purchase program	—	—	23,015	—	659	—	—	—	659
Stock option exercises	—	—	63,409	—	758	—	—	—	758
Restricted stock compensation expense	—	—	—	—	6,667	—	—	—	6,667
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	—	—	98	—	—	98
Cash dividends ($0.03 per share) - common	—	—	—	—	—	(1,367)	—	—	(1,367)
Balance at March 31, 2025	—	$—	45,589,633	—	$370,513	$724,215	$(67,698)	$4,417	$1,031,447

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2026 and 2025 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$29,947	$9,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,940	6,974
Provision for credit losses	20,100	28,964
Accretion of discount on securities, net	(155)	(83)
Deferred tax benefit	(598)	(1,009)
Originations of loans held for sale	(325,627)	(349,091)
Proceeds from sales of loans held for sale	294,218	284,340
Net gains on sale of loans held for sale	(15,425)	(15,438)
Net loss on impairment or sale of foreclosed assets	140	34
Net loss on loans accounted for under fair value option	1,165	1,034
Net change in servicing assets	(1,522)	(767)
Net loss on disposal of property and equipment	—	24
Proceeds received from government guaranteed receivables	73,948	5,169
Equity method investments loss (income)	817	2,239
Equity security investments (gains) losses, net	—	(20)
Net (gain) loss on equity warrant assets	(26)	304
Restricted stock compensation expense	6,880	6,667
Stock based compensation excess tax deficiency	(48)	(156)
Lease right-of-use assets and liabilities, net	(26)	(14)
Changes in assets and liabilities:
Other assets	3,341	(705)
Other liabilities	(6,685)	(7,901)
Net cash provided by (used in) operating activities	87,384	(29,767)
Cash flows from investing activities
Purchases of investment securities available-for-sale	(58,702)	(76,965)
Proceeds from maturities, calls, and principal paydowns of investment securities available-for-sale	48,194	31,842
Proceeds from sale of foreclosed assets	227	—
Loan and lease originations and principal collections, net	(262,125)	(413,757)
Purchases of equity security investments	(66)	(3,433)
Purchases of equity method investments	—	(424)
Proceeds from sale of equity security investments	358	160
Proceeds from sale of equity method investments	759	129
Proceeds from sale of premises and equipment	—	222
Purchases of premises and equipment, net	(2,047)	(2,294)
Net cash used by investing activities	(273,402)	(464,520)

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
For the three months ended March 31, 2026 and 2025 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities
Net increase in deposits	$146,399	$635,451
Proceeds from borrowings	36	43
Repayment of borrowings	(2,694)	(2,616)
Stock option exercises	499	758
Employee stock purchase program	484	659
Tax withholding related to vesting of restricted stock and other	(3,994)	(3,178)
Shareholder dividend distributions - preferred	(2,094)	—
Shareholder dividend distributions - common	(1,387)	(1,367)
Net cash provided by financing activities	137,249	629,750
Net increase in cash and cash equivalents	(48,769)	135,463
Cash and cash equivalents, beginning	864,904	608,800
Cash and cash equivalents, ending	$816,135	$744,263

Supplemental disclosures of cash flow information
Interest paid	$114,351	$112,098
Income tax paid, net	291	172

Supplemental disclosures of noncash investing and financing activities
Unrealized holding (losses) gains on investment securities available-for-sale, net of taxes	$(2,680)	$14,646
Transfers from loans and leases to foreclosed real estate and other repossessions or government guaranteed receivable	84,979	3,648
Net transfers between foreclosed assets and government guaranteed receivable	214	—
Transfer of loans held for sale to loans and leases held for investment	32,153	68,015
Transfer of loans and leases held for investment to loans held for sale	890	8,978
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	98
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
As of March 31, 2026, the Company’s wholly owned material subsidiaries are the Bank, Government Loan Solutions, Inc. (“GLS”), Live Oak Grove, LLC (“Grove”), and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining at the Company's Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. During the fourth quarter of 2024, Live Oak Ventures consolidated its investment in Synply, Inc. (“Synply”) as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions. The non-controlling interest in Synply is disclosed according to the Company’s consolidation policy.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities Exchange Commission (“SEC”) on February 27, 2025 (SEC File No. 001-37497) (the “2025 Form 10-K”). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2025 Form 10-K. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2025 Form 10-K.
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
Management has determined that the Company has one significant operating segment, which is providing a banking platform for businesses nationwide. The banking platform generates revenue primarily from net interest income and secondarily through the origination and sale of government guaranteed loans. The chief operating decision maker assesses performance and decides how to allocate resources based on net income which is reported on the consolidated statements of income. The chief operating decision maker uses net income to evaluate income generated from total assets (return on assets) and profitability of the segment in relation to total shareholders’ equity (return on equity). The measures of segment assets and equity are reported on the consolidated balance sheets as total assets and total shareholders’ equity. Net income is also used to monitor budget versus actual results. All of these elements are used in assessing performance of the segment.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Changes in Accounting Estimates
During the first quarter of 2026, the Company enhanced both the quantitative and qualitative components of its ACL estimation process. The Company changed the quantitative component from a discounted cash flow model to a probability of default ("PD") x loss given default ("LGD") x exposure at default ("EAD") based credit loss forecasting model to estimate expected credit losses, which incorporates a two-year reasonable-and-supportable forecast period influenced by multiple economic variables followed by a one-year reversion to long-run assumptions. Prior to the change, the Company forecasted losses over a one-year reasonable-and-supportable forecast period using a single economic variable. In connection with the implementation of this model, the Company enhanced its qualitative framework to better incorporate and align qualitative adjustments with the updated model. The cumulative effect of these changes was not material.
During the third quarter of 2025, the Company made enhancements to the quantitative and qualitative components of the ACL estimate. Within the quantitative component, the Company updated the method used to forecast the PD during a reasonable and supportable forecast period. The Company changed the economic variable used in forecasting default rates from the national unemployment rate to the Baa-rated Corporate Bond Yield utilizing a logistic regression and changed the default rate forecast starting point from 36 month historical default performance to the most recent 12 month trailing average default performance. These changes were based on a statistical analysis of historical defaults and macroeconomic factors. In conjunction with the enhancements made to the PD methodology, the Company made enhancements to the qualitative framework to introduce weighting of quantifiable credit metrics used in the qualitative ACL estimate to put more weight on the metrics that are the strongest indicators of credit risk in the portfolio. The cumulative effect of these changes was not material.
The above refinements have been accounted for as changes in accounting estimates under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, with prospective application beginning in the period of change.
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
During three months ended March 31, 2026, a cash dividend of $0.52344 per Depositary Share of its Series A Preferred Stock was declared and paid.
Revision of Previously Issued Financial Statements
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, certain immaterial prior-period amounts in the Unaudited Condensed Consolidated Statements of Income have been revised and are reflected below. Specifically, there was a decrease in the line item for net gains on sales of loans, which was fully offset by a decrease in salaries and employee benefits, and travel expense. The changes were presentation only and had no impact on previously reported net income, total assets, total liabilities, or shareholders’ equity.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The effect of the above revision on previously reported financial statements is presented below:

	As previously reported	Impact of revision	As revised
Consolidated statement of income for the three months ended March 31, 2025
Net gains on sales of loans	$18,648	$(3,210)	$15,438
Total noninterest income	25,581	(3,210)	22,371

Salaries and employee benefits	$48,008	$(2,479)	$45,529
Travel expense	2,795	(731)	2,064
Total noninterest expense	84,017	(3,210)	80,807

Consolidated statement of cash flows for the three months ended March 31, 2025
Operating activities:
Net gains on sale of loans held for sale	$(18,648)	$3,210	$(15,438)
Net cash provided by operating activities	(32,977)	3,210	(29,767)

Investing activities:
Net change in loans and leases	$(410,547)	$(3,210)	$(413,757)
Net cash used by investing activities	(461,310)	(3,210)	(464,520)
Reclassifications
Certain reclassifications have been made to the prior period's Unaudited Condensed Consolidated Financial Statements to place them on a comparable basis with the current year. Net income and shareholders' equity previously reported were not affected by these reclassifications.
Note 2. Recent Accounting Pronouncements
Accounting Standards Issued But Not Currently Effective
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain expense captions into specified categories within the footnotes. The amendments in this standard will be effective for the Company on January 1, 2027. The guidance may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements and related disclosures.
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

	Three Months Ended March 31,
	2026	2025
Basic earnings per share:
Net income attributable to common shareholders	$27,946	$9,717
Weighted-average basic shares outstanding	46,138,609	45,377,965
Basic earnings per share	$0.61	$0.21
Diluted earnings per share:
Net income attributable to common shareholders	$27,946	$9,717
Total weighted-average basic shares outstanding	46,138,609	45,377,965
Add effect of dilutive stock options and restricted stock grants	370,431	376,534
Total weighted-average diluted shares outstanding	46,509,040	45,754,499
Diluted earnings per share	$0.60	$0.21
Anti-dilutive stock options and restricted stock grants	574,708	1,499,126

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 4. Investments
Available-for-Sale
The amortized cost, estimated fair value and unrealized gains (losses) are reflected in the following table:

March 31, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$20,274	$18	$38	$20,254
Mortgage-backed securities	1,473,438	6,378	68,596	1,411,220
Municipal bonds	3,145	—	81	3,064
Total	$1,496,857	$6,396	$68,715	$1,434,538

December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$13,603	$27	$13	$13,617
Mortgage-backed securities	1,469,440	8,327	67,088	1,410,679
Municipal bonds	3,151	—	46	3,105
Total	$1,486,194	$8,354	$67,147	$1,427,401
During the three months ended March 31, 2026, ten securities totaling $18.0 million were settled. During the three months ended March 31, 2025, three securities totaling $5.6 million were settled.
Accrued interest receivable on available-for-sale securities totaled $5.2 million and $5.1 million at March 31, 2026 and December 31, 2025, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$9,788	$23	$2,971	$15	$12,759	$38
Mortgage-backed securities	332,876	2,733	641,838	65,863	974,714	68,596
Municipal bonds	707	5	2,357	76	3,064	81
Total	$343,371	$2,761	$647,166	$65,954	$990,537	$68,715

	Less Than 12 Months		12 Months or More		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$2,970	$13	$2,970	$13
Mortgage-backed securities	120,039	613	709,710	66,475	829,749	67,088
Municipal bonds	3,022	34	83	12	3,105	46
Total	$123,061	$647	$712,763	$66,500	$835,824	$67,147

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
At March 31, 2026, there were 340 mortgage-backed securities, one U.S. government agency and two municipal bonds in unrealized loss positions for greater than 12 months. There were 55 mortgage-backed securities, two U.S. government agencies and one municipal bond in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2025 were comprised of 357 mortgage-backed securities, one U.S. government agency and one municipal bond in unrealized loss positions for greater than 12 months. There were 18 mortgage-backed securities and two municipal bonds in unrealized loss positions for less than 12 months.
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
All mortgage-backed securities in the Company’s portfolio at March 31, 2026 and December 31, 2025 were backed by U.S. government sponsored enterprises (“GSEs”).
The following is a summary of investment securities by maturity:

	March 31, 2026
	Available-for-Sale
	Amortized Cost	Fair Value
U.S. government agencies
One to five years	$3,463	$3,450
Five to ten years	16,811	16,804
Total	20,274	20,254
Mortgage-backed securities
Within one year	35,542	35,304
One to five years	232,369	225,174
Five to ten years	170,883	159,877
After 10 years	1,034,644	990,865
Total	1,473,438	1,411,220
Municipal bonds
Five to ten years	3,050	2,981
After 10 years	95	83
Total	3,145	3,064
Total	$1,496,857	$1,434,538
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may prepay sooner than scheduled.
At March 31, 2026, investment securities with a fair value of $540.0 million and amortized cost of $583.5 million were pledged to support unused borrowing capacity. At December 31, 2025, investment securities with a fair value of $565.8 million and amortized cost of $610.1 million were pledged to support unused borrowing capacity.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Method Accounting
The carrying amount and ownership percentage of each equity method investment at March 31, 2026 and December 31, 2025 is reflected in the following table:

	March 31, 2026		December 31, 2025
	Amount	Ownership %	Amount	Ownership %
Canapi Ventures SBIC Fund, LP (1) (5)	$11,126	2.9%	$11,250	2.9%
Canapi Ventures Fund, LP (2) (5)	1,356	1.5	1,374	1.5
Canapi Ventures Fund II, LP (3) (5)	3,479	1.6	3,558	1.6
Canapi Ventures SBIC Fund II, LP (4) (5)	2,570	2.9	2,625	2.9
Affordable housing (6)	13,216	Various	13,457	Various
Solar tax credit investments (7)	3,550	99.0	4,203	99.0
Other (8)	105	Various	231	Various
Total	$35,402		$36,698

(1)	Investment unfunded commitments of $4.8 million as of March 31, 2026 and December 31, 2025.
(2)	Investment unfunded commitments of $472 thousand as of March 31, 2026 and December 31, 2025.
(3)	Investment unfunded commitments of $3.6 million as of March 31, 2026 and December 31, 2025.
(4)	Investment unfunded commitments of $4.9 million as of March 31, 2026 and December 31, 2025.
(5)	Investee is accounted for under equity method due to the Company's potential influence with investment advisor.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Security Accounting
The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value for the three months ended March 31, 2026 and 2025 is reflected in the following table:

As of and for the three month period ended
	March 31, 2026	March 31, 2025
Carrying value (1)	$79,861	$83,069
Carrying value adjustments:
Impairment	—	—
Upward changes for observable prices (2)	—	—
Downward changes for observable prices	—	—
Net upward (downward) change	$—	$—

(1)	Investment unfunded commitments of $6.0 million and $5.4 million as of March 31, 2026, and March 31, 2025, respectively.
(2)	The equity securities portfolio has recognized cumulative adjustments of $59.3 million over the life of the equity security portfolio as of March 31, 2026.
For the three months ended March 31, 2026, the Company did not recognize any unrealized gains on equity securities held at the reporting date. For the three months ended March 31, 2025, the Company recognized unrealized gains on all equity securities held at the reporting date of $8 thousand.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Non-marketable and Other Equity Investments
The Company also has limited interests in several non-marketable funds, including Small Business Investment Company (“SBIC”), venture capital funds, and a reciprocal deposit network, all of which are accounted for as equity security investments. For fund investments, after the initial commitment and over the course of the investment period, the Company will make capital contributions and receive profit and return of capital distributions as a result of fund performance until the funds wind down. While the partnership agreements allow the Company to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause. All investments are generally non-redeemable and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreement.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a summary of the VIEs that the Company has not consolidated as of March 31, 2026 and December 31, 2025:

March 31, 2026	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$3,550	$17,634	$—	Other assets (1)
Affordable housing	13,216	14,158	—	Other assets (2)
Canapi Funds	18,636	32,455	—	Other assets (3)
Non-marketable and other equity investments	4,580	10,619	—	Other assets (4)

December 31, 2025	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$4,203	$27,644	$—	Other assets (5)
Affordable housing	13,457	14,399	—	Other assets (6)
Canapi Funds	19,039	32,858	—	Other assets (7)
Non-marketable and other equity investments	4,872	10,976	—	Other assets (8)

(1)	Maximum exposure to loss includes $3.6 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $14.0 million.
(2)	Maximum exposure to loss includes $13.2 million of current investments and a scenario in which $941 thousand in related tax credits are recaptured.
(3)	Maximum exposure to loss includes $18.6 million of current investments and $13.8 million in unfunded commitments.
(4)	Maximum exposure to loss includes $4.6 million of current investments and $6.0 million in unfunded commitments.
(5)	Maximum exposure to loss includes $4.2 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $23.4 million.
(6)	Maximum exposure to loss includes $13.5 million of current investments and a scenario in which $941 thousand in related tax credits are recaptured.
(7)	Maximum exposure to loss includes $19.0 million of current investments and $13.8 million in unfunded commitments.
(8)	Maximum exposure to loss includes $4.9 million of current investments and $6.1 million in unfunded commitments.

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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
March 31, 2026
Commercial & Industrial
Small Business Banking	$2,385,254	$29,234	$127,717	$156,951	$2,542,205	$79,425	$2,621,630
Commercial Banking	2,997,549	4,298	38,053	42,351	3,039,900	40,011	3,079,911
Total	5,382,803	33,532	165,770	199,302	5,582,105	119,436	5,701,541
Construction & Development
Small Business Banking	705,561	2,072	2,561	4,633	710,194	—	710,194
Commercial Banking	70,974	—	—	—	70,974	—	70,974
Total	776,535	2,072	2,561	4,633	781,168	—	781,168
Commercial Real Estate
Small Business Banking	3,474,441	30,573	90,179	120,752	3,595,193	87,717	3,682,910
Commercial Banking	1,273,900	7,920	27,671	35,591	1,309,491	13,490	1,322,981
Total	4,748,341	38,493	117,850	156,343	4,904,684	101,207	5,005,891
Commercial Land
Small Business Banking	677,434	2,140	3,279	5,419	682,853	24,297	707,150
Total	677,434	2,140	3,279	5,419	682,853	24,297	707,150
Total	$11,585,113	$76,237	$289,460	$365,697	$11,950,810	$244,940	$12,195,750
Retained Loan Discount and Net Deferred Costs							$(37,534)
Loans and Leases, Net							$12,158,216

Guaranteed Balance	$2,972,452	$44,866	$231,802	$276,668	$3,249,120	$67,614	$3,316,734
% Guaranteed	25.7%	58.9%	80.1%	75.7%	27.2%	27.6%	27.2%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
December 31, 2025
Commercial & Industrial
Small Business Banking	$2,370,184	$23,406	$127,090	$150,496	$2,520,680	$87,532	$2,608,212
Commercial Banking	2,833,724	9	112	121	2,954,283	41	2,995,115
Total	5,203,908	32,108	238,947	271,055	5,474,963	128,364	5,603,327
Construction & Development
Small Business Banking	749,117	—	1,025	1,025	750,142	—	750,142
Commercial Banking	69,538	—	—	—	69,538	—	69,538
Total	818,655	—	1,025	1,025	819,680	—	819,680
Commercial Real Estate
Small Business Banking	3,267,787	12,640	88,089	100,729	3,368,516	91,876	3,460,392
Commercial Banking	1,383,615	4,613	23,257	27,870	1,411,485	15,912	1,427,397
Total	4,651,402	17,253	111,346	128,599	4,780,001	107,788	4,887,789
Commercial Land
Small Business Banking	670,725	—	3,840	3,840	674,565	24,473	699,038
Total	670,725	—	3,840	3,840	674,565	24,473	699,038
Total	$11,344,690	$49,361	$355,158	$404,519	$11,749,209	$260,625	$12,009,834
Retained Loan Discount and Net Deferred Costs							$(36,212)
Loans and Leases, Net							$11,973,622

Guaranteed Balance	$2,974,552	$33,597	$301,737	$335,334	$3,309,886	$69,445	$3,379,331
% Guaranteed	26.2%	68.1%	85.0%	82.9%	28.2%	26.6%	28.1%

(1)
Retained portions of government guaranteed loans sold prior to January 1, 2021 are carried at fair value under FASB ASC Subtopic 825-10, Financial Instruments: Overall. See Note 7. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Credit Quality Indicators
The following tables present asset quality indicators by portfolio class and origination year. See Note 3. Loans and Leases Held for Investment and Credit Quality in the Company’s 2025 Form 10-K for additional discussion around the asset quality indicators that the Company uses to manage and monitor credit risk.

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
March 31, 2026
Small Business Banking
Pass	$321,192	$1,625,580	$1,213,414	$889,433	$927,780	$1,459,411	$168,292	$47,640	$6,652,742
Special Mention	300	19,060	71,508	63,721	120,549	129,151	13,045	3,937	421,271
Substandard	—	32,542	69,217	82,384	109,558	138,067	22,311	2,353	456,432
Total	321,492	1,677,182	1,354,139	1,035,538	1,157,887	1,726,629	203,648	53,930	7,530,445
Commercial Banking
Pass	242,374	1,354,678	766,280	379,858	225,877	194,580	597,731	202,423	3,963,801
Special Mention	—	13,013	63,444	95,976	74,633	42,506	18,844	13,027	321,443
Substandard	—	19,207	8,339	—	23,581	52,368	21,718	9,908	135,121
Total	242,374	1,386,898	838,063	475,834	324,091	289,454	638,293	225,358	4,420,365
Total	$563,866	$3,064,080	$2,192,202	$1,511,372	$1,481,978	$2,016,083	$841,941	$279,288	$11,950,810

Year-To-Date Gross Charge-offs
Small Business Banking	$—	$1,524	$3,993	$6,085	$1,471	$6,179	$1,216	$254	$20,722
Commercial Banking	—	—	—	—	—	155	1,107	—	1,262
Total	$—	$1,524	$3,993	$6,085	$1,471	$6,334	$2,323	$254	$21,984

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
December 31, 2025
Small Business Banking
Pass	$1,513,435	$1,245,114	$936,083	$1,000,904	$828,468	$738,567	$154,210	$42,701	$6,458,577
Special Mention	17,102	68,453	64,411	93,132	50,885	80,251	8,763	6,721	389,718
Substandard	30,291	63,432	75,658	115,556	73,330	81,077	23,591	1,768	464,703
Total	1,560,828	1,376,999	1,076,152	1,209,592	952,683	899,895	186,564	51,190	7,312,997
Commercial Banking
Pass	1,434,615	763,382	405,425	248,636	150,616	105,386	581,047	210,917	3,900,024
Special Mention	18,187	73,787	79,971	79,401	40,071	17,734	12,627	15,743	337,521
Substandard	9,000	5,419	—	23,919	107,596	30,552	14,562	6,713	197,761
Total	1,461,802	842,588	485,396	351,956	298,283	153,672	608,236	233,373	4,435,306
Total	$3,022,630	$2,219,587	$1,561,548	$1,561,548	$1,250,966	$1,053,567	$794,800	$284,563	$11,749,209

Year-To-Date Gross Charge-offs
Small Business Banking	$3,472	$5,518	$14,763	$12,693	$5,188	$5,453	$4,352	$2,523	$53,962
Commercial Banking	—	—	—	3,386	9,772	171	337	6,547	20,213
Total	$3,472	$5,518	$14,763	$16,079	$14,960	$5,624	$4,689	$9,070	$74,175

(1)	Excludes $244.9 million and $260.6 million of loans accounted for under the fair value option as of March 31, 2026 and December 31, 2025, respectively.
The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

March 31, 2026	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$10,616,543	$2,595,739	$8,020,804	24.4%
Special Mention	742,714	280,454	462,260	37.8
Substandard	591,553	372,928	218,625	63.0
Total	$11,950,810	$3,249,121	$8,701,689	27.2%

December 31, 2025	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$10,359,506	$2,590,030	$7,769,476	25.0%
Special Mention	727,239	261,506	465,733	36.0
Substandard	662,464	458,350	204,114	69.2
Total	$11,749,209	$3,309,886	$8,439,323	28.2%

(1)	Excludes $244.9 million and $260.6 million of loans accounted for under the fair value option as of March 31, 2026 and December 31, 2025, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans and Leases
As of March 31, 2026 and December 31, 2025 there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three months ended March 31, 2026 and 2025. Accrued interest receivable on loans totaled $83.8 million and $85.0 million at March 31, 2026 and December 31, 2025, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Nonaccrual loans and leases held for investment as of March 31, 2026 and December 31, 2025 are as follows:

March 31, 2026	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$190,033	$168,255	$21,778	$13,234
Commercial Banking	54,641	29,936	24,705	19,378
Total	244,674	198,191	46,483	32,612
Construction & Development
Small Business Banking	12,915	10,481	2,434	1,042
Total	12,915	10,481	2,434	1,042
Commercial Real Estate
Small Business Banking	146,514	103,341	43,173	25,483
Commercial Banking	35,591	11,274	24,317	16,397
Total	182,105	114,615	67,490	41,880
Commercial Land
Small Business Banking	4,506	4,122	384	145
Total	4,506	4,122	384	145
Total	$444,200	$327,409	$116,791	$75,679

December 31, 2025	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Exposure with No ACL
Commercial & Industrial
Small Business Banking	$195,342	$169,818	$25,524	$7,438
Commercial Banking	122,847	111,103	11,744	2,142
Total	318,189	280,921	37,268	9,580
Construction & Development
Small Business Banking	13,282	10,620	2,662	1,342
Total	13,282	10,620	2,662	1,342
Commercial Real Estate
Small Business Banking	127,141	91,099	36,042	17,207
Commercial Banking	36,098	11,454	24,644	16,417
Total	163,239	102,553	60,686	33,624
Commercial Land
Small Business Banking	6,447	5,692	755	533
Total	6,447	5,692	755	533
Total	$501,157	$399,786	$101,371	$45,079

(1)	Excludes loans accounted for under the fair value option. See Note 7. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
When a loan or lease is placed on nonaccrual status, any accrued interest is reversed from loan interest income. The following table summarizes the amount of accrued interest reversed during the periods presented:

	Three Months Ended March 31,
	2026 (1)	2025 (1)
Commercial & Industrial	$886	$444
Commercial Real Estate	392	490
Commercial Land	19	—
Construction & Development	215	—
Total	$1,512	$934

(1)	Excludes loans accounted for under the fair value option. See Note 7. Fair Value of Financial Instruments for additional information.
The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of March 31, 2026 and December 31, 2025:

	Total Collateral-Dependent Loans		Unguaranteed Portion
March 31, 2026	Real Estate	Business Assets	Real Estate	Business Assets	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$22,421	$7,991	$6,252	$3,476	$50
Commercial Banking	—	22,619	—	17,661	—
Total	22,421	30,610	6,252	21,137	50
Construction & Development
Small Business Banking	96	—	96	—	11
Total	96	—	96	—	11
Commercial Real Estate
Small Business Banking	112,163	—	38,070	—	322
Commercial Banking	27,754	5,098	24,063	314	7
Total	139,917	5,098	62,133	314	329
Total	$162,434	$35,708	$68,481	$21,451	$390

	Total Collateral-Dependent Loans		Unguaranteed Portion
December 31, 2025	Real Estate	Business Assets	Real Estate	Business Assets	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$17,477	$4,107	$4,937	$374	$824
Commercial Banking	—	87,319	—	3,744	600
Total	17,477	91,426	4,937	4,118	1,424
Construction & Development
Small Business Banking	277	—	277	—	—
Total	277	—	277	—	—
Commercial Real Estate
Small Business Banking	85,987	1,990	27,813	690	266
Commercial Banking	20,389	—	15,425	—	—
Total	106,376	1,990	43,238	690	266
Total	$124,130	$93,416	$48,452	$4,808	$1,690

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Allowance for Credit Losses - Loans and Leases
See Note 1. Basis of Presentation above for a description of enhancements made to the ACL during the first quarter of 2026 and Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2025 Form 10-K for a description of the methodologies used to estimate the ACL prior to January 1, 2026.
The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
March 31, 2026
Beginning Balance	$144,188	$7,224	$37,362	$3,490	$192,264
Charge offs	(18,657)	(209)	(3,118)	—	(21,984)
Recoveries	2,971	50	378	—	3,399
Provision	10,709	409	9,921	(1,439)	19,600
Ending Balance	$139,211	$7,474	$44,543	$2,051	$193,279
March 31, 2025
Beginning Balance	$129,007	$4,943	$29,501	$4,065	$167,516
Charge offs	(5,987)	—	(936)	—	(6,923)
Recoveries	40	—	91	18	149
Provision	26,856	769	1,639	178	29,442
Ending Balance	$149,916	$5,712	$30,295	$4,261	$190,184
During the three months ended March 31, 2026, the ACL increased primarily as a result of loan growth and charge off impacts amid a challenging macroeconomic environment, where elevated interest rates and inflationary pressures have placed financial strain on some small business and commercial borrowers. Loss rates are adjusted for multiple two year forecasted economic variables followed by a twelve-month straight-line reversion period.
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
The following tables summarize the amortized cost basis of loans that were modified during the three months ended March 31, 2026 and March 31, 2025, respectively:

Three Months Ended March 31, 2026	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Other-Than-Insignificant Payment Delay & Interest Rate Reduction	Combination - Term Extension & Interest Rate Reduction	Total Modifications	% of Total Class of Financing Receivable
Small Business Banking	$6,837	$13,610	$13,127	$7,774	$1,141	$42,489	0.56%
Commercial Banking	738	—	—	—	—	738	0.02
Total	$7,575	$13,610	$13,127	$7,774	$1,141	$43,227	0.58%

Three Months Ended March 31, 2025	Term Extension	Interest Rate Reduction	Combination - Term Extension, Other-Than-Insignificant Payment Delay & Interest Rate Reduction	Combination - Term Extension & Other-Than-Insignificant Payment Delay	Combination - Term Extension & Interest Rate Reduction	Total Modifications	% of Total Class of Financing Receivable
Small Business Banking	$3,601	$2,243	$3,057	$3,009	$193	$12,103	0.20%
Total	$3,601	$2,243	$3,057	$3,009	$193	$12,103	0.20%

As of March 31, 2026, the Company had commitments to lend additional funds to these borrowers totaling $698 thousand. As of March 31, 2025, the Company had commitments to lend additional funds to these borrowers totaling $28 thousand.

The following table presents an aging analysis of loans that were modified within the twelve months ended March 31, 2026 and March 31, 2025, respectively:

March 31, 2026	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$117,347	$3,287	$390	$3,677
Commercial Banking	6,121	—	—	—
Total	$123,468	$3,287	$390	$3,677

March 31, 2025	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$17,644	$—	$2,243	$2,243
Commercial Banking	17,576	—	—	—
Total	$35,220	$—	$2,243	$2,243

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended March 31, 2026
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	5.99%	37

	Three Months Ended March 31, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	1.81%	44

The following table presents the loans that were modified during the preceding twelve months and subsequently defaulted during the period.

Three Months Ended March 31, 2026	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Total
Small Business Banking	$4,997	$—	$—	$4,997
Commercial Banking	—	2,336	—	2,336
Total	$4,997	$2,336	$—	$7,333
At March 31, 2025, there were no loans that defaulted after being modified during the preceding twelve months.

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
Note 6. Servicing Assets
Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balance of loans serviced for others requiring recognition of a servicing asset was $4.09 billion and $3.96 billion at March 31, 2026 and December 31, 2025, respectively. The unpaid principal balance for all loans serviced for others was $5.94 billion and $5.60 billion at March 31, 2026 and December 31, 2025, respectively.
The following table summarizes the activity pertaining to servicing rights measured at fair value:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$62,941	$55,788
Additions, net	5,066	5,624
Fair value changes:
Due to changes in valuation inputs or assumptions	39	(1,095)
Decay due to increases in principal paydowns or runoff	(3,526)	(3,633)
Balance at end of period	$64,520	$56,684
See Note 7. Fair Value of Financial Instruments for further details about servicing assets measured at fair value.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The fair value of servicing rights was determined using a weighted average discount rate of 12.8% at March 31, 2026 and 13.5% at March 31, 2025. The fair value of servicing rights was determined using a weighted average prepayment speed of 16.6% at March 31, 2026 and 16.0% at March 31, 2025, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.
The table below reflects the sensitivity of the current fair value of servicing assets to immediate adverse changes in the above key assumptions with all other assumptions remaining static:

	As of March 31, 2026	As of December 31, 2025
Fair value of servicing rights	$64,520	$62,941
	Incremental Increase (Decrease) in Value	Incremental Increase (Decrease) in Value
Prepayment Speed
20% increase	($3,960)	($3,794)
10% increase	(1,928)	(1,830)
Discount Rate
200 basis point increase	(2,678)	(2,586)
100 basis point increase	(1,248)	(1,189)
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

As of March 31, 2026 and December 31, 2025, the Company had servicing assets related to conventional commercial loans carried at amortized cost of $157 thousand and $214 thousand, respectively.
Note 7. Fair Value of Financial Instruments
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
Recurring Fair Value
The table below provides a rollforward of the fair value of the Level 3 equity warrant assets:

	Three Months Ended March 31,
Equity Warrant Assets	2026	2025
Balance at beginning of period	$1,775	$7,162
New equity warrant assets	118	217
Changes in fair value, net	26	(304)
Settlements	(3)	(40)
Balance at end of period	$1,916	$7,035

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

March 31, 2026	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$20,254	$—	$20,254	$—
Mortgage-backed securities	1,411,220	—	1,411,220	—
Municipal bonds (1)	3,064	—	2,981	83
Loans held for investment (2)	244,940	—	—	244,940
Servicing assets (3)	64,520	—	—	64,520
Equity warrant assets	1,916	—	—	1,916
Total assets at fair value	$1,745,914	$—	$1,434,455	$311,459

December 31, 2025	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$13,617	$—	$13,617	$—
Mortgage-backed securities	1,410,679	—	1,410,679	—
Municipal bonds (1)	3,105	—	3,022	83
Loans held for investment (2)	260,625	—	—	260,625
Servicing assets (3)	62,941	—	—	62,941
Mutual fund (4)	19	—	19	—
Equity warrant assets	1,775	—	—	1,775
Total assets at fair value	$1,752,761	$—	$1,427,337	$325,424

(1)	During the three months ended March 31, 2026 and 2025 there were no level 3 fair value adjustment gains or losses.
(2)	Loans accounted for under the fair value option.
(3)	See Note 6 for a rollforward of recurring Level 3 fair values for servicing assets.
(4)	Included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2025 Form 10-K.
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
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at March 31, 2026 or December 31, 2025. The unpaid principal balance of unguaranteed exposure for nonaccruals was $8.0 million and $8.5 million at March 31, 2026 and December 31, 2025, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at March 31, 2026 and December 31, 2025.

	March 31, 2026
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$244,940	$253,668	$(8,728)	$61,563	$62,839	$(1,276)	$48,109	$49,087	$(978)
	$244,940	$253,668	$(8,728)	$61,563	$62,839	$(1,276)	$48,109	$49,087	$(978)

	December 31, 2025
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$260,625	$269,851	$(9,226)	$61,602	$62,824	$(1,222)	$45,784	$46,824	$(1,040)
	$260,625	$269,851	$(9,226)	$61,602	$62,824	$(1,222)	$45,784	$46,824	$(1,040)
The following table presents the net losses from changes in fair value.

	Three Months Ended March 31,
Losses on Loans Accounted for under the Fair Value Option	2026	2025
Loans held for investment	$(1,165)	$(1,034)
	$(1,165)	$(1,034)
The following tables summarize the activity pertaining to loans accounted for under the fair value option:

	Three Months Ended March 31,
Loans held for investment	2026	2025
Balance at beginning of period	$260,625	$328,746
Repurchases	2,945	6,252
Fair value changes	(1,165)	(1,034)
Settlements	(17,465)	(17,157)
Balance at end of period	$244,940	$316,807
Non-Recurring Fair Value
The tables below present the recorded amount of assets measured at fair value on a non-recurring basis. The Company has no liabilities recorded at fair value on a non-recurring basis.

March 31, 2026	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$36,054	$—	$—	$36,054
Foreclosed assets	9,550	—	—	9,550
Total assets at fair value	$45,604	$—	$—	$45,604

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2025	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$20,619	$—	$—	$20,619
Foreclosed assets	6,877	—	—	6,877
Equity security investment with a non-readily determinable fair value	2,101	—	—	2,101
Total assets at fair value	$29,597	$—	$—	$29,597
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets that are measured at fair value on a non-recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2025 Form 10-K.
Level 3 Analysis
For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2026
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$83	Discounted expected cash flows	Discount rate	7.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$244,940	Discounted expected cash flows	Loss rate	0.0% - 5.5%	1.1%
			Discount rate	6.6% - 18.0%	8.8%
			Prepayment speed	16.2% - 24.1%	18.2%
Servicing assets	$64,520	Discounted expected cash flows	Discount rate	12.8%	12.8%
			Prepayment speed	12.2% - 19.1%	16.6%
Equity warrant assets	$1,916	Black-Scholes option pricing model	Volatility	13.1% - 104.4%	58.4%
			Risk-free interest rate	3.9% - 4.3%	4.3%
			Marketability discount	20.0% - 100.0%	20.4%
			Remaining life	2.3 - 11.8 years	8.0 years
Non-recurring fair value
Collateral-dependent loans	$36,054	Discounted appraisals	Appraisal adjustments (2)	6.1% - 90.3%	33.2%
Foreclosed assets	$9,550	Discounted appraisals	Appraisal adjustments (2)	7.1% - 10.0%	10.0%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2025
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$83	Discounted expected cash flows	Discount rate	7.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$260,625	Discounted expected cash flows	Loss rate	0.0% - 4.6%	1.1%
			Discount rate	6.7% - 10.0%	8.6%
			Prepayment speed	15.1% - 21.2%	17.2%
Servicing assets	$62,941	Discounted expected cash flows	Discount rate	12.8%	12.8%
			Prepayment speed	12.0% - 18.8%	16.2%
Equity warrant assets	$1,775	Black-Scholes option pricing model	Volatility	13.1% - 104.4%	58.3%
			Risk-free interest rate	3.7% - 4.2%	4.2%
			Marketability discount	20.0% - 100.0%	20.4%
			Remaining life	2.5 - 11.5 years	8.2 years
Non-recurring fair value
Collateral-dependent loans	$20,619	Discounted appraisals	Appraisal adjustments (2)	10.0% - 82.7%	39.7%
Foreclosed assets	$6,877	Discounted appraisals	Appraisal adjustments (2)	10.0%	10.0%
Equity security investment with a non-readily determinable fair value	$2,101	Market Approach	Revenue Multiple	3.75	N/A

(1)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to the instruments fair value.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

March 31, 2026	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$816,135	$816,135	$—	$—	$816,135
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	435,313	—	—	460,878	460,878
Loans and leases held for investment, net of allowance for credit losses on loans and leases	11,719,997	—	—	11,548,151	11,548,151
Financial liabilities
Deposits	13,835,058	—	13,181,865	—	13,181,865
Borrowings	99,746	—	—	107,267	107,267

December 31, 2025	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$864,904	$864,904	$—	$—	$864,904
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	420,055	—	—	440,928	440,928
Loans and leases held for investment, net of allowance for credit losses on loans and leases	11,520,733	—	—	11,329,479	11,329,479
Financial liabilities
Deposits	13,688,659	—	13,096,941	—	13,096,941
Borrowings	102,404	—	—	110,782	110,782
Note 8. Commitments and Contingencies
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

	March 31, 2026	December 31, 2025
Commitments to extend credit (1) (2)	$4,419,656	$4,099,313
Standby letters of credit	15,944	51,842
Airplane purchase agreement commitments	48,636	48,636
Total unfunded off-balance-sheet credit risk	$4,484,236	$4,199,791

(1)	Includes unfunded overdraft protection.
(2)
Includes $1.65 billion and $1.27 billion at March 31, 2026 and December 31, 2025, respectively, for which loan commitment letters have been issued. Such letters do not represent a present obligation to extend credit due to the variety of conditions contained in the letters.

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
The allowance for off-balance-sheet credit exposures was $16.9 million and $16.4 million at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded $500 thousand in expense and $478 thousand in recoveries related to the allowance for off-balance-sheet credit exposures, respectively.
Other Commitments
See Note 4. Investments for unfunded commitments to provide capital contributions for equity fund investments as of March 31, 2026 and December 31, 2025.
Concentrations of Credit Risk
The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company generally does not have a significant number of credits to any single borrower or group of related borrowers whereby their retained unguaranteed exposure exceeds $20.0 million, except for 77 relationships that have a retained unguaranteed exposure of $3.01 billion of which $2.37 billion of the unguaranteed exposure has been disbursed.
The Company from time-to-time may have cash and cash equivalents on deposit with other financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Geographic Concentrations
The following table presents the geographic concentration of the Company's loan and lease portfolio at March 31, 2026:

% of Total
Geographic Regions (1)
Midwest	12.9%
Northeast	18.7
Southeast	31.0
Southwest	13.9
West	23.0
Non-U.S.	0.5
Total	100.0%

(1)	Concentrations are stated as a percentage of total unguaranteed loans held for investment. Midwest consists of ND, SD, NE, KS, MN, IA,WI, MO, IL, IN, MI and OH. Northeast consists of MD, DE, PA, NJ, NY, CT, RI, MA, VT, ME and NH. Southeast consists of AR, LA, MS, TN, AL, GA, FL, SC, KY, NC, VA, WV, DC, PR and VI. Southwest consists of AZ, NM, TX and OK. West consists of WA, OR, CA, NV, ID, MT, WY, CO, UT, AK and HI. Non-U.S. includes addressees with foreign domicile. Domicile is determined by the principal resident or business address of the entity.
Note 9. Stock Plans
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
For the three months ended March 31, 2026, 786,525 RSUs were granted with a weighted average grant date fair value of $41.12.
At March 31, 2026, unrecognized compensation costs relating to RSUs amounted to $77.7 million which will be recognized over a weighted average period of 3.68 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the financial condition and results of operations of Live Oak Bancshares, Inc. (individually, “Bancshares” and collectively with its subsidiaries including Live Oak Banking Company, the “Company”). This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). Results of operations for the periods included in this quarterly report on Form 10-Q are not necessarily indicative of results to be obtained during any future period.
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
As of March 31, 2026, the Company’s wholly owned material subsidiaries were the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”) and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining at the Company's Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. During the fourth quarter of 2024, Live Oak Ventures consolidated its investment in Synply, Inc. (“Synply”) as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions. The non-controlling interest in Synply is disclosed according to the Company’s consolidation policy.
As of March 31, 2026, the Bank’s wholly owned subsidiaries were Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), Live Oak Private Wealth, LLC (“Live Oak Private Wealth”) and Tiburon Land Holdings, LLC (“TLH”). Live Oak Number One, Inc. holds properties foreclosed on by the Bank. LOCEF provides financing to entities for renewable energy applications. Live Oak Private Wealth provides high-net-worth individuals and families with strategic wealth and investment management services. TLH holds land adjacent to the Bank's headquarters consisting of wetlands and other protected property for the use and enjoyment of the Bank's employees and customers.
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

Results of Operations
Performance Summary
Three months ended March 31, 2026 compared with three months ended March 31, 2025
For the three months ended March 31, 2026, the Company reported net income attributable to common shareholders of $27.9 million, or $0.60 per diluted share, compared to net income attributable to common shareholders of $9.7 million, or $0.21 per diluted share, for the three months ended March 31, 2025.
The increase in net income was principally due to the following items:
•Increased net interest income of $18.9 million, or 18.8%;
•Provision for credit losses decreased by $8.9 million, or 30.6%, to $20.1 million, compared to $29.0 million for the first quarter of 2025;
Key factors largely offsetting the increase in net income are increased levels of salaries and employee benefits of $3.8 million and income tax expense of $6.7 million.
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
Three months ended March 31, 2026 compared with three months ended March 31, 2025
For the three months ended March 31, 2026, net interest income increased $18.9 million, or 18.8%, to $119.4 million compared to $100.5 million for the three months ended March 31, 2025. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities, offset by the decrease in average yield on interest-earning assets outpacing the decrease in average cost of funds. Average interest-earning assets increased by $2.06 billion, or 16.1%, to $14.82 billion for the first quarter of 2026, compared to $12.76 billion for the first quarter of 2025, while the yield on average interest-earning assets decreased 37 basis points to 6.40%. The cost of funds on interest-bearing liabilities for the first quarter of 2026 decreased 42 basis points to 3.48% and the average balance of interest-bearing liabilities increased by $1.63 billion, or 13.9%, over the first quarter of 2025.
The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth as well as maintenance of the Company's target liquidity profile. As indicated in the rate/volume analysis below, the overall increase discussed above is reflected in increased interest income of $20.8 million outpacing growth in interest expense of $1.9 million for the first quarter of 2026 compared to the first quarter of 2025. The net interest margin increased from 3.20% for the first quarter of 2025 to 3.27% for the first quarter of 2026.
In March 2026, the Federal Reserve decided to maintain the federal funds upper target rate at 3.75%. The Federal Reserve released its most current federal funds target rate midpoint projections at its previous meeting in March 2026 which implied a decrease of approximately 25 basis points to 3.4% by the end of 2026 and a decrease of approximately 25 basis points to 3.1% by the end of 2027. There can be no assurance that any further decreases or increases in the Federal Funds rate will occur, and if they do, the amount and timing of actual adjustments are subject to change. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for information about the Company’s sensitivity to interest rates.

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

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$729,938	$6,726	3.74%	$581,267	$6,400	4.47%
Investment securities	1,492,023	13,009	3.54	1,379,797	11,089	3.26
Loans held for sale	514,501	9,792	7.72	407,953	8,612	8.56
Loans and leases held for investment (1)	12,081,396	204,337	6.86	10,388,872	187,004	7.30
Total interest-earning assets	14,817,858	233,864	6.40	12,757,889	213,105	6.77
Less: Allowance for credit losses on loans and leases	(190,522)			(165,320)
Noninterest-earning assets	547,970			534,133
Total assets	$15,175,306			$13,126,702
Interest-bearing liabilities:
Savings	$6,910,397	$55,420	3.25%	$5,540,147	$51,604	3.78%
Certificates of deposit	5,730,803	53,337	3.77	5,563,004	55,235	4.03
Other interest-bearing deposits	579,330	4,090	2.86	478,399	4,049	3.43
Total deposits	13,220,530	112,847	3.46	11,581,550	110,888	3.88
Borrowings	103,329	1,617	6.35	111,919	1,685	6.11
Total interest-bearing liabilities	13,323,859	114,464	3.48	11,693,469	112,573	3.90
Noninterest-bearing deposits	491,301			342,482
Noninterest-bearing liabilities	69,596			58,739
Shareholders' equity	1,286,313			1,027,547
Non-controlling interest	4,237			4,465
Total liabilities and shareholders' equity	$15,175,306			$13,126,702
Net interest income and interest rate spread		$119,400	2.92%		$100,532	2.87%
Net interest margin			3.27%			3.20%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.21%			109.10%

(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended March 31,
	2026 vs. 2025
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$(1,177)	$1,503	$326
Investment securities	980	940	1,920
Loans held for sale	(959)	2,139	1,180
Loans and leases held for investment	(12,213)	29,546	17,333
Total interest income	(13,369)	34,128	20,759
Interest expense:
Savings	$(8,061)	$11,877	$3,816
Certificates of deposit	(3,512)	1,614	(1,898)
Other interest-bearing deposits	(742)	783	41
Borrowings	64	(132)	(68)
Total interest expense	(12,251)	14,142	1,891
Net interest income	$(1,118)	$19,986	$18,868
Provision for Credit Losses
The provision for credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the allowance for credit losses (“ACL”) on loans and leases at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan and lease portfolio. Expense related to off-balance sheet credit exposures is also included in the provision for credit losses. See Note 8. Commitments and Contingencies under the subheading Financial Instruments with Off-Balance-Sheet Risk for additional information.
Losses inherent in loan relationships are mitigated if a portion of the loan is guaranteed by the SBA or USDA. Typical SBA 7(a) and USDA guarantees range from 50% to 90% depending on loan size and type, which serve to reduce the risk profile of these loans. The Company believes that its focus on compliance with regulations and guidance from the SBA and USDA are key factors to managing this risk.
For the first quarter of 2026, there was a provision for credit losses of $20.1 million compared to $29.0 million for the same period in 2025, a decrease of $8.9 million. The decrease over the first quarter of 2025 was primarily driven by lower levels of specific reserves required on individually evaluated loans in the first quarter of 2026.
Loans and leases held for investment at historical cost were $11.91 billion as of March 31, 2026, increasing by $1.54 billion, or 14.8%, compared to March 31, 2025.
Net charge-offs for loans and leases carried at historical cost were$18.6 million, or 0.63% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended March 31, 2026, compared to net charge-offs of $6.8 million, or 0.27%, for the three months ended March 31, 2025, an increase of $11.8 million, or 174.4%. The increase in net charge-offs in the first quarter of 2026 was largely concentrated to individually evaluated loans with specific reserves recorded in prior periods. Net charge-offs are a key element of historical experience in the Company's estimation of the allowance for credit losses on loans and leases.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $6.9 million and $9.9 million accounted for under the fair value option at March 31, 2026 and 2025, respectively, totaled $116.8 million, which was 0.98% of the held for investment loan and lease portfolio carried at historical cost at March 31, 2026, compared to $99.9 million, or 0.96% of loans and leases held for investment carried at historical cost at March 31, 2025.
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
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2026/2025 Increase (Decrease)
	2026	2025	Amount	Percent
Noninterest income
Loan servicing revenue	$9,094	$8,298	$796	9.6%
Loan servicing asset revaluation	(3,487)	(4,728)	1,241	26.2
Net gains on sales of loans	15,425	15,438	(13)	(0.1)
Net loss on loans accounted for under the fair value option	(1,165)	(1,034)	(131)	(12.7)
Equity method investments (loss) income	(817)	(2,239)	1,422	63.5
Equity security investments gains, net	—	20	(20)	(100.0)
Lease income	2,135	2,573	(438)	(17.0)
Other noninterest income	4,889	4,043	846	20.9
Total noninterest income	$26,074	$22,371	$3,703	16.6%
For the three months ended March 31, 2026, noninterest income increased by $3.7 million, or 16.6%, compared to the three months ended March 31, 2025. Principal changes when compared with the first quarter of 2025 are a $1.2 million decrease in loss related to the servicing asset revaluation combined with a $1.4 million decrease in equity method investment losses, principally associated with cessation of flow-through losses from Apiture, Inc. which was sold in the fourth quarter of 2025.
The following tables reflects loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three Months Ended March 31,		For years ended December 31,
	2026	2025	2025	2024	2023	2022
Amount of loans and leases originated	$1,368,311	$1,396,223	$6,209,639	$5,155,244	$3,946,873	$4,007,621
Guaranteed portions of loans sold	275,488	266,275	1,182,871	980,973	877,551	580,889
Outstanding balance of guaranteed loans sold (1)	4,018,059	3,486,533	3,897,790	3,379,477	2,986,959	2,668,110

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.

Change in Loan Servicing Asset Revaluation: The Company revalues its serviced loan portfolio at least quarterly. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, ancillary income, prepayment speeds and default rates and losses, with prepayment speed and discount rate being the most sensitive assumptions. For the three months ended March 31, 2026, there was a net loss on loan servicing asset revaluation of $3.5 million, compared to a net loss of $4.7 million for the three months ended March 31, 2025. The positive change in valuation of the servicing asset compared to the first quarter of 2025 was principally the result of improved market conditions in 2026.
Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended March 31,		2026/2025 Increase (Decrease)
	2026	2025	Amount	Percent
Noninterest expense
Salaries and employee benefits	$49,354	$45,529	$3,825	8.4%
Non-employee expenses:
Travel expense	1,463	2,064	(601)	(29.1)
Professional services expense	2,516	3,024	(508)	(16.8)
Advertising and marketing expense	3,051	3,665	(614)	(16.8)
Occupancy expense	2,410	2,737	(327)	(11.9)
Technology expense	9,749	9,251	498	5.4
Equipment expense	3,693	3,745	(52)	(1.4)
Other loan origination and maintenance expense	5,919	4,585	1,334	29.1
FDIC insurance	4,401	3,551	850	23.9
Other expense	2,737	2,656	81	3.0
Total non-employee expenses	35,939	35,278	661	1.9
Total noninterest expense	$85,293	$80,807	$4,486	5.6%

Total noninterest expense for the three months ended March 31, 2026, increased $4.5 million, or 5.6%, compared to the same period in 2025. The changes within noninterest expense for the comparable three month periods was largely driven by components, discussed below.
Salaries and employee benefits: Total personnel expense for the three months ended March 31, 2026 increased by $3.8 million, or 8.4%, compared to the same period in 2025. The increase over the first three months of 2025 is principally related to investment in human resources to support strategic and growth initiatives. Salaries and employee benefits expense included $6.9 million of stock-based compensation for the three months ended March 31, 2026, compared to $6.8 million for the three months ended March 30, 2025, respectively. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Other loan origination and maintenance expense: For the three months ended March 31, 2026, other loan origination and maintenance expense increased $1.3 million, or 29.1%, compared to the same period in 2025. This increase was primarily related to maintenance of the Company's ongoing growth in the guaranteed loan portfolio.
Income Tax Expense
For the three months ended March 31, 2026, income tax expense was $10.1 million compared to income tax expense of $3.5 million in the first quarter of 2025, and the Company’s effective tax rates were 25.3% and 26.4%, respectively. The higher level of income tax expense for the first quarter of 2026 as compared to the first quarter of 2025 was largely the result of heightened pretax income during the current period.
Discussion and Analysis of Financial Condition
March 31, 2026 vs. December 31, 2025
Total assets at March 31, 2026 were $15.30 billion, an increase of $165.3 million, or 1.1%, compared to total assets of $15.13 billion at December 31, 2025. The growth in total assets was principally driven by total loans and leases held for investment and held for sale increasing by $199.9 million, or 1.6%, in 2026, from $12.39 billion at December 31, 2025 to $12.59 billion at March 31, 2026. This growth was a result of strong origination activity during the first quarter of 2026 of $1.37 billion.
Total deposits were $13.84 billion at March 31, 2026, an increase of $146.4 million, or 1.1%, from $13.69 billion at December 31, 2025. The increase in total deposits from the prior period was to support growth in the loan and lease portfolio as well as the Company's targeted liquidity levels. At March 31, 2026, the Bank’s total uninsured deposits were approximately $2.38 billion, or 17.0%, of total deposits.
Total shareholders' equity was $1.28 billion at March 31, 2026, an increase of $27.7 million, or 2.2%, from $1.25 billion at December 31, 2025. The increase in total shareholders' equity from the prior period was largely due to net income of $29.9 million combined with net share-based compensation activity of $3.9 million, offset by other comprehensive loss of $2.7 million and cash dividends of $2.1 million and $1.4 million related to preferred and common stock shares, respectively.

Commercial Real Estate

Commercial real estate loans as indicated by the FDIC include loans secured by the following: construction, land development, multifamily property and nonfarm, nonresidential real property. The following table provides information with respect to commercial real estate loans as of March 31, 2026.

	Guaranteed	Unguaranteed	Total (1)
Held for Investment Loans:
Owner Occupied
Small Business Banking	$1,439,769	$1,367,304	$2,807,073
Commercial Banking	17,992	58,493	76,485
Total	1,457,761	1,425,797	2,883,558
Non-Owner Occupied
Small Business Banking	475,678	898,979	1,374,657
Commercial Banking	17,358	1,300,668	1,318,026
Total	493,036	2,199,647	2,692,683
Total Held for Investment Commercial Real Estate	$1,950,797	$3,625,444	$5,576,241
Held for Sale Loans:
Owner Occupied
Small Business Banking	$90,714	$—	$90,714
Total	90,714	—	90,714
Non-Owner Occupied
Small Business Banking	171,445	—	171,445
Total	171,445	—	171,445
Total Held for Sale Commercial Real Estate	$262,159	$—	$262,159
Total Commercial Real Estate Loans	$2,212,956	$3,625,444	$5,838,400
% of Total Commercial Real Estate Loans	37.9%	62.1%	100.0%
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
Total nonperforming assets, including loans measured at fair value, at March 31, 2026 were $519.0 million, which represented a $53.1 million, or 9.3%, decrease from December 31, 2025. These nonperforming assets at March 31, 2026 were comprised of $507.0 million in nonaccrual loans and leases and $12.0 million in foreclosed assets. Of the $519.0 million of nonperforming assets, $391.0 million carried a government guarantee, leaving an unguaranteed exposure of $128.0 million in total nonperforming assets at March 31, 2026. This represents an increase of $16.8 million, or 15.1%, from an unguaranteed exposure of $111.2 million at December 31, 2025.

The following table provides information with respect to nonperforming assets, excluding loans measured at fair value, at the dates indicated.

	March 31, 2026 (1)	December 31, 2025 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$444,200	$501,157
Foreclosed assets	12,005	8,208
Total nonperforming assets	$456,205	$509,365
Allowance for credit losses on loans and leases	$193,279	$192,264
Total nonperforming loans and leases to total loans and leases held for investment	3.73%	4.28%
Total nonperforming loans and leases to total assets	2.95%	3.37%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.62%	1.64%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	43.51%	38.36%

Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S government (all on nonaccrual)	$327,409	$399,786
Foreclosed assets guaranteed by the U.S. government	8,684	6,798
Total nonperforming assets guaranteed by the U.S. government	$336,093	$406,584
Allowance for credit losses on loans and leases	$193,279	$192,264
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	0.98%	0.87%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.78%	0.68%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S. government	165.49%	189.66%

(1)	Excludes loans measured at fair value.
Nonperforming assets, excluding loans measured at fair value, at March 31, 2026 were $456.2 million, which represented a $53.2 million, or 10.4%, decrease from December 31, 2025. These nonperforming assets at March 31, 2026 were comprised of $444.2 million in nonaccrual loans and leases and $12.0 million in foreclosed assets. Of the $456.2 million of nonperforming assets, $336.1 million carried a government guarantee, leaving an unguaranteed exposure of $120.1 million in total nonperforming assets at March 31, 2026. This represents an increase of $17.3 million, or 16.9%, from an unguaranteed exposure of $102.8 million at December 31, 2025.
See the below discussion related to the change in potential problem and individually evaluated loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.
As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 33.6% at March 31, 2026, compared to 39.0% at December 31, 2025. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at March 31, 2026 and December 31, 2025 were 8.8% and 7.9%, respectively.
As of March 31, 2026, and December 31, 2025, potential problem (also referred to as criticized or Risk Grade 50) and classified loans and leases, excluding loans measured at fair value, totaled $1.33 billion and $1.39 billion, respectively. The following is a discussion of these loans and leases. Risk Grades 50 through 80 represent the spectrum of criticized and classified loans and leases. For a complete description of the risk grading system, see “Credit Quality Indicators” in Note 3 in the notes to consolidated financial statements in the Company’s 2025 Form 10-K. At March 31, 2026, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $653.4 million and total portfolio unguaranteed exposure risk was $680.8 million, or 7.9% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2025 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $669.8 million and total portfolio unguaranteed exposure risk was $719.9 million, or 8.6% of total held for investment unguaranteed exposure carried at historical cost.

As of March 31, 2026 and December 31, 2025, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases:

As of March 31, 2026		As of December 31, 2025
Vertical	% of Criticized and Classified Loans and Leases	Vertical	% of Criticized and Classified Loans and Leases
General Lending	12.3%	General Lending	11.8%
Solar Energy	8.0	Solar Energy	7.5
Sponsor Finance	7.6	Senior Housing	6.1
Auto Care & Auto Dealerships	6.4	Bioenergy	6.1
Self Storage	6.3	Sponsor Finance	6.1
Healthcare	5.6	Auto Care + Auto Dealerships	5.9
Senior Housing	4.9	Healthcare	5.4
Wine & Craft Beverages	4.9	Self Storage	5.4
RV Parks	4.2	RV Parks	4.0
% of Total Criticized and Classified Loans	60.2%	% of Total Criticized and Classified Loans	58.3%
Of the above listed verticals, Senior Housing, Sponsor Finance, Bioenergy, and Solar Energy are within the Company’s Commercial Banking division, the remainder of the above listed verticals are within the Small Business Banking division. The total $55.4 million decrease in potential problem and classified loans and leases in the first three months of 2026 was comprised of $15.5 million in increased levels of Risk Grade 50 loans and leases, as discussed below and $70.9 million in decreased levels of classified loans. The overall decrease in classified loans in the first quarter of 2026 was primarily driven by one $84.9 million Renewable Energy relationship that was moved out of loans resulting in no losses in the quarter due to the combination of a sale and related government guarantee. The remainder of the change (increase) is due to isolated borrower-specific credit migrations, including movement of several larger individual exposures and isolated industries into classified status based on performance trends identified through ongoing credit reviews. These changes largely reflect the effects of normal growth and isolated borrower performance migrations rather than any systemic credit deterioration. The Company believes that its underwriting and credit quality standards have remained high and continues to consider changing economic conditions as well as the current interest rate environment.
Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank generally considers an “insignificant period of time” from payment delays to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is experiencing financial stress and how the event has impacted the ability of the customer to repay the loan or lease long term. At March 31, 2026, the Company had a total of $43.2 million in loans modified in 2026 to borrowers experiencing financial difficulty, excluding loans measured at fair value, $42.8 million of which remained current and $30.1 million of which are for an other-than-insignificant payment delay or term extension.
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 50. At March 31, 2026, and December 31, 2025, Risk Grade 50 loans and leases, excluding loans measured at fair value, totaled $742.7 million and $727.2 million, respectively, for an increase of $15.5 million. Relative to total held for investment unguaranteed exposure carried at historical cost at December 31, 2025 and March 31, 2026, unguaranteed Risk Grade 50 loans and leases decreased from $465.7 million, or 5.5%, to $462.3 million, or 5.3%, respectively.

The largest year-to-date changes in Risk Grade 50 loans and leases carried at historical cost were within the following verticals:

March 31, 2026 vs. December 31, 2025 Increase (Decrease)
Vertical	$	%
Sponsor Finance	$13,414	86.7%
Auto Care & Auto Dealerships	12,708	82.1
Hotels	11,952	77.2
Wine and Craft Beverages	10,647	68.8
Service Contractors	8,155	52.7
Agriculture	6,181	39.9
Educational Services	5,334	34.5
Veterinary	5,236	33.8
Care Services	4,909	31.7
RV Parks	(8,454)	(54.6)
Sponsor Search	(13,092)	(84.6)
Senior Housing	(19,327)	(124.9)
Government Contractors	(27,603)	(178.4)
Total of largest changes in Risk Grade 50 loans and leases	$10,060	64.9%
The change in Risk Grade 50 loans and leases, exclusive of loans measured at fair value, during the first three months of 2026 was principally confined to 13 verticals, as reflected above. Of the above listed verticals Sponsor Finance, Government Contractors, Senior Housing and Hotels are within the Company’s Commercial Banking division and the remainder of the above listed verticals are within the Small Business Banking division.
At March 31, 2026, approximately 99.6% of loans and leases classified as Risk Grade 50 are performing with no relationships having payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
Allowance for Credit Losses on Loans and Leases
The ACL of $192.3 million at December 31, 2025, increased by $1.0 million, or 0.5%, to $193.3 million at March 31, 2026. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.6% at both December 31, 2025 and March 31, 2026. The increase in the ACL during the first three months of 2026 was primarily the result of loan growth and charge off impacts amid a challenging macroeconomic environment, where elevated interest rates and inflationary pressures have placed financial strain on some small business and commercial borrowers. See also the above section captioned “Provision for Credit Losses” in “Results of Operations” for related information.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have decreased by $40.2 million since December 31, 2025. Total loans and leases 90 or more days past due decreased $63.4 million, or 15.8%, compared to December 31, 2025. This decrease was comprised of a $4.2 million increase in unguaranteed exposure combined with a $67.7 million decrease in the guaranteed portion of past due loans compared to December 31, 2025. At March 31, 2026 and December 31, 2025, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 1.1% and 0.9%, respectively. Total unguaranteed loans and leases past due were comprised of $89.0 million carried at historical cost, an increase of $19.8 million, and $7.6 million measured at fair value, a decrease of $266 thousand, as of March 31, 2026 compared to December 31, 2025. Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $193.3 million at March 31, 2026 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Unaudited Condensed Consolidated Financial Statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the fair value of unpledged investment securities; and (d) availability under lines of credit, FHLB advances and the Federal Reserve Discount Window. A primary tool in the Company's liquidity management process is the utilization of an Outflow Coverage Ratio (“OCR”) model to stress outflows in various scenarios with targeted days of liquidity coverage. The OCR model output is then used by management to ensure adequate liquidity sources are available during those future periods. At March 31, 2026, the total amount of these four liquidity source items was $4.96 billion, or 32.4% of total assets, an increase of 0.1% of total assets from $4.89 billion, or 32.3% of total assets, at December 31, 2025.
As of March 31, 2026 and December 31, 2025, the Company’s unused borrowing capacity was $4.09 billion and $3.97 billion, respectively, based upon securities and loans identified as available for collateral. Unused borrowing capacity consists of access through the Federal Reserve Bank's discount window, available lines of credit with the Federal Home Loan Bank and other correspondent banks, and access to a repurchase agreement. If additional collateral is available, the Company's aggregate borrowing capacity with all of the above sources is $7.77 billion and $7.54 billion as of March 31, 2026 and December 31, 2025, respectively.
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
At March 31, 2026, $540.0 million of the investment securities portfolio were pledged for unused borrowing capacity, leaving $894.5 million available to be pledged as collateral.
Contractual Obligations
The Company has entered into significant fixed and determinable contractual obligations for future payments. Other than normal changes in the ordinary course of the Company’s operations, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2025. See the section titled “Liquidity Management” in Part II, Item 7 of the Company’s 2025 Form 10-K for additional discussion of contractual obligations.

Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. In 2025, the Company entered into airplane purchase agreement commitments. For more information, see Note 2. Investments and Note 8. Commitments and Contingencies in the accompanying notes to Unaudited Condensed Consolidated Financial Statements.
Asset/Liability Management and Interest Rate Sensitivity
One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure the repricing differences, or interest rate gaps, between interest-earning assets and interest-bearing liabilities, across various time periods. As of March 31, 2026, the balance sheet’s total cumulative gap position was 6.7%, meaning that over the entire life of the Company's assets and liabilities, more assets will reprice than liabilities. For further information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, or growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of instantaneous parallel interest rate shocks applied to a static balance sheet and non-parallel interest rate shocks applied to a dynamic balance sheet to measure interest rate risk. As of March 31, 2026, the Company’s interest rate risk profile under the instantaneous parallel interest rate shock scenarios applied to a static balance sheet is moderately asset-sensitive. For more information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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

Capital amounts and ratios as of March 31, 2026, and December 31, 2025, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - March 31, 2026
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,192,564	10.63%	$504,903	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,429,944	12.74	897,605	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	1,288,830	11.49	673,204	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	1,288,830	8.47	608,704	4.00	N/A	N/A
Bank - March 31, 2026
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,183,260	10.61%	$501,786	4.50%	$724,801	6.50%
Total Capital (to Risk-Weighted Assets)	1,323,519	11.87	892,063	8.00	1,115,079	10.00
Tier 1 Capital (to Risk-Weighted Assets)	1,183,260	10.61	669,047	6.00	892,063	8.00
Tier 1 Capital (to Average Assets)	1,183,260	7.81	605,670	4.00	757,087	5.00
Consolidated - December 31, 2025
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,162,337	10.53%	$496,712	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,397,451	12.66	883,043	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	1,258,603	11.40	662,282	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	1,258,603	8.48	593,767	4.00	N/A	N/A
Bank - December 31, 2025
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,147,133	10.46%	$493,607	4.50%	$712,987	6.50%
Total Capital (to Risk-Weighted Assets)	1,285,129	11.72	877,523	8.00	1,096,904	10.00
Tier 1 Capital (to Risk-Weighted Assets)	1,147,133	10.46	658,142	6.00	877,523	8.00
Tier 1 Capital (to Average Assets)	1,147,133	7.77	590,666	4.00	738,333	5.00

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
Accounting policies, including those for the Company's critical accounting policies, as described in detail in the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. The Company’s most critical accounting policy and estimate is the ACL. This estimate requires the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. Except as described in Note 1. Basis of Presentation, there were no changes related to critical accounting policies and estimates during the first quarter of 2026.
Changes in this estimate, that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, could have a material impact on the Company’s financial position or results of operations.

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
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 6.7% as of March 31, 2026, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments. Cumulative gap is a useful measure to monitor balance sheet match-funding, yet economic value of equity and net interest income simulations, discussed below, are more useful in understanding potential impacts to earnings from a change in interest rates.
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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending March 31, 2027 and 2028, and the Company’s EVE sensitivity at March 31, 2026 under instantaneous parallel interest rate shocks assuming a static balance sheet. The simulation uses projected repricing of assets and liabilities at March 31, 2026, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, deposit betas and lags and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the results shown below as it will include growth considerations and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point Change in Interest Rates	12 Months Ending March 31, 2027	12 Months Ending March 31, 2028	As of March 31, 2026
+300	17.9%	13.1%	(7.2%)
+200	12.2	9.0	(4.4)
+100	6.1	4.5	(1.9)
-100	(4.9)	(3.7)	1.2
-200	(7.8)	(6.1)	1.6
-300	(9.0)	(7.6)	2.3
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2026, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2026, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
The conclusion that disclosure controls and procedures were not effective was due to the presence of a material weakness in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as previously disclosed in Part II, Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2025.
Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
As previously reported in the 2025 Form 10-K, management concluded that a material weakness in the Company’s internal control over financial reporting exists with respect to effective control activities related to accounting for and classification of loan participation activity within the Consolidated Statements of Income (“SOI”) and the Consolidated Statements of Cash Flows (“SCF”).
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
Management concluded that this material weakness was primarily due to (1) insufficient oversight of the control environment as it relates to inadequate training of employees relative to internal controls over financial reporting over the review of loan participation activity within the SOI and SCF, and (2) lack of effective risk assessment process and monitoring activities responsive to the classification of cash proceeds from the sale of loan participations in the SCF and SOI in compliance with applicable GAAP requirements
The Company is currently working to remediate the material weakness described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weakness. The Company is committed to maintaining a strong internal control environment and to ensuring that proper oversight and a consistent tone is communicated throughout the organization. The Company expects that existing deficiencies will be remediated through implementation of processes and controls designed to ensure compliance with GAAP.
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
Changes in Internal Control Over Financial Reporting
Other than the implementation of the measures outlined in the remediation plan for the material weakness described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of March 31, 2026, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c)    Rule 10b5-1 Trading Arrangements. Gregory W. Seward, who serves as General Counsel of the Company, entered into a prearranged stock trading plan on February 27, 2026. Mr. Seward’s plan provides for the sale of up to 12,000 shares of his holdings of the Company’s voting common stock, no par value per share, in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold or December 18, 2026. The trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in its securities.
William L. Williams, III, who serves as the Vice Chairman of our Board of Directors, entered into a prearranged stock trading plan on March 12, 2026. Mr. Williams’s plan provides for the sale of up to 50,000 shares of his holdings of the Company’s voting common stock, no par value per share, in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold or December 31, 2026. The trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in its securities.
Non-Rule 10b5-1 Trading Arrangements. During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a non-Rule 10b5-1 trading arrangement as such terms are defined in Item 408 of Regulation S-K.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: May 5, 2026	By:	/s/ Walter J. Phifer
Walter J. Phifer
Chief Financial Officer