Form 10-Q
period 2026-06-30
Live Oak Bancshares, Inc.
filed 2026-08-04
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
As of August 3, 2026, there were 46,283,620 shares of the registrant’s voting common stock outstanding.

Live Oak Bancshares, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Live Oak Bancshares, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2026 (unaudited) and December 31, 2025
(Dollars in thousands)

	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$927,630	$864,904
Certificates of deposit with other banks	250	250
Investment securities available-for-sale	1,467,855	1,427,401
Loans held for sale	511,812	420,055
Loans and leases held for investment (includes $232,088 and $260,625 measured at fair value, respectively)	12,630,859	11,973,622
Allowance for credit losses on loans and leases	(193,417)	(192,264)
Net loans and leases	12,437,442	11,781,358
Premises and equipment, net	231,198	240,203
Foreclosed assets	11,017	8,208
Servicing assets (includes $66,575 and $62,941 measured at fair value, respectively)	66,733	63,155
Other assets	384,204	329,244
Total assets	$16,038,141	$15,134,778
Liabilities and shareholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$605,237	$515,051
Interest-bearing	13,942,289	13,173,608
Total deposits	14,547,526	13,688,659
Borrowings	99,766	102,404
Other liabilities	73,931	89,609
Total liabilities	14,721,223	13,880,672
Shareholders’ equity
Series A Preferred stock, no par value, 1,000,000 shares authorized, 100,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	96,266	96,266
Class A common stock, no par value, 100,000,000 shares authorized, 46,283,620 and 46,032,402 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	399,396	388,389
Retained earnings	869,757	809,885
Accumulated other comprehensive loss	(52,555)	(44,672)
Total shareholders' equity attributed to Live Oak Bancshares, Inc.	1,312,864	1,249,868
Non-controlling interest	4,054	4,238
Total shareholders’ equity	1,316,918	1,254,106
Total liabilities and shareholders’ equity	$16,038,141	$15,134,778
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three and six months ended June 30, 2026 and 2025 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income
Loans and fees on loans	$221,705	$204,513	$435,834	$400,129
Investment securities, taxable	13,411	11,648	26,420	22,737
Other interest earning assets	6,601	8,123	13,327	14,523
Total interest income	241,717	224,284	475,581	437,389
Interest expense
Deposits	114,776	113,380	227,623	224,268
Borrowings	1,603	1,683	3,220	3,368
Total interest expense	116,379	115,063	230,843	227,636
Net interest income	125,338	109,221	244,738	209,753
Provision for credit losses	25,800	23,252	45,900	52,216
Net interest income after provision for credit losses	99,538	85,969	198,838	157,537
Noninterest income
Loan servicing revenue	9,194	8,565	18,288	16,863
Loan servicing asset revaluation	(4,278)	(3,057)	(7,765)	(7,785)
Net gains on sales of loans	17,554	17,570	32,979	33,008
Net gain (loss) on loans accounted for under the fair value option	291	1,082	(874)	48
Equity method investments income (loss)	74	(2,716)	(743)	(4,955)
Equity security investments gains, net	—	1,004	—	1,024
Lease income	2,238	3,103	4,373	5,676
Other noninterest income	5,734	4,904	10,623	8,947
Total noninterest income	30,807	30,455	56,881	52,826
Noninterest expense
Salaries and employee benefits	48,776	46,008	98,130	91,537
Travel expense	1,933	1,634	3,396	3,698
Professional services expense	2,938	2,874	5,454	5,898
Advertising and marketing expense	2,734	4,420	5,785	8,085
Occupancy expense	2,364	2,369	4,774	5,106
Technology expense	9,608	10,066	19,357	19,317
Equipment expense	3,662	3,685	7,355	7,430
Other loan origination and maintenance expense	4,864	4,190	10,783	8,775
Renewable energy tax credit investment impairment	26	270	26	270
FDIC insurance	4,788	3,545	9,189	7,096
Other expense	2,832	6,161	5,569	8,817
Total noninterest expense	84,525	85,222	169,818	166,029
Income before taxes	45,820	31,202	85,901	44,334
Income tax expense	9,116	7,815	19,250	11,279
Net income	36,704	23,387	66,651	33,055
Net loss attributable to non-controlling interest	91	41	184	90
Net income attributable to Live Oak Bancshares, Inc.	36,795	23,428	66,835	33,145
Preferred stock dividends	2,094	—	4,188	—
Net income attributable to common shareholders	$34,701	$23,428	$62,647	$33,145
Basic earnings per share	$0.75	$0.51	$1.36	$0.72
Diluted earnings per share	$0.74	$0.51	$1.35	$0.72
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2026 and 2025 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$36,704	$23,387	$66,651	$33,055
Other comprehensive (loss) income before tax:
Net unrealized (loss) gain on investment securities available-for-sale during the period	(6,864)	8,137	(10,390)	27,408
Other comprehensive (loss) income before tax	(6,864)	8,137	(10,390)	27,408
Income tax benefit (expense)	1,648	(1,953)	2,494	(6,578)
Other comprehensive (loss) income, net of tax	(5,216)	6,184	(7,896)	20,830
Total comprehensive income	31,488	29,571	58,755	53,885
Comprehensive loss attributable to non-controlling interest	91	41	184	90
Total comprehensive income attributable to Live Oak Bancshares, Inc.	$31,579	$29,612	$58,939	$53,975
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three and six months ended June 30, 2026 and 2025 (unaudited)
(Dollars in thousands)

	Three Months Ended
	Preferred Stock		Common stock			Retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interest	Total equity
	Shares	Amount	Shares		Amount
	Series A		Class A	Class B
Balance at March 31, 2026	100,000	$96,266	46,240,691	—	$392,258	$836,444	$(47,352)	$4,145	$1,281,761
Net income (loss)	—	—	—	—	—	36,795	—	(91)	36,704
Other comprehensive loss	—	—	—	—	—	—	(5,216)	—	(5,216)
Issuance of restricted stock	—	—	36,929	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	—	—	(348)	—	—	—	(348)
Stock option exercises	—	—	6,000	—	96	—	—	—	96
Restricted stock compensation expense	—	—	—	—	7,390	—	—	—	7,390
Reclassification of accumulated other comprehensive income due to tax rate adjustment	—	—	—	—	—	—	13	—	13
Cash dividends - preferred	—	—	—	—	—	(2,094)	—	—	(2,094)
Cash dividends ($0.03 per share) - common	—	—	—	—	—	(1,388)	—	—	(1,388)
Balance at June 30, 2026	100,000	$96,266	46,283,620	—	$399,396	$869,757	$(52,555)	$4,054	$1,316,918

Balance at March 31, 2025	—	$—	45,589,633	—	$370,513	$724,215	$(67,698)	$4,417	$1,031,447
Net income (loss)	—	—	—	—	—	23,428	—	(41)	23,387
Other comprehensive income	—	—	—	—	—	—	6,184	—	6,184
Issuance of restricted stock	—	—	36,720	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	—	—	(293)	—	—	—	(293)
Stock option exercises	—	—	59,728	—	788	—	—	—	788
Restricted stock compensation expense	—	—	—	—	6,945	—	—	—	6,945
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	—	—	176	—	—	176
Cash dividends ($0.03 per share) - common	—	—	—	—	—	(1,369)	—	—	(1,369)
Balance at June 30, 2025	—	$—	45,686,081	—	$377,953	$746,450	$(61,514)	$4,376	$1,067,265

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)
For the three and six months ended June 30, 2026 and 2025 (unaudited)
(Dollars in thousands)

	Six Months Ended
	Preferred Stock		Common stock			Retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interest	Total equity
	Shares	Amount	Shares		Amount
	Series A		Class A	Class B
Balance at December 31, 2025	100,000	$96,266	46,032,402		$388,389	$809,885	$(44,672)	$4,238	$1,254,106
Net income (loss)	—	—	—	—	—	66,835	—	(184)	66,651
Other comprehensive loss	—	—	—	—	—	—	(7,896)	—	(7,896)
Issuance of restricted stock	—	—	191,470	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	—	—	(4,342)	—	—	—	(4,342)
Employee stock purchase program	—	—	17,665	—	484	—	—	—	484
Stock option exercises	—	—	42,083	—	595	—	—	—	595
Restricted stock compensation expense	—	—	—	—	14,270	—	—	—	14,270
Reclassification of accumulated other comprehensive income due to tax rate adjustment	—	—	—	—	—	—	13	—	13
Cash dividends - preferred	—	—	—	—	—	(4,188)	—	—	(4,188)
Cash dividends ($0.06 per share) - common	—	—	—	—	—	(2,775)	—	—	(2,775)
Balance at June 30, 2026	100,000	$96,266	46,283,620	—	$399,396	$869,757	$(52,555)	$4,054	$1,316,918

Balance at December 31, 2024	$—	$—	45,359,425	—	$365,607	$715,767	$(82,344)	$4,466	$1,003,496
Net income (loss)	—	—	—	—	—	33,145	—	(90)	33,055
Other comprehensive income	—	—	—	—	—	—	20,830	—	20,830
Issuance of restricted stock	—	—	180,504	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	—	—	(3,471)	—	—	—	(3,471)
Employee stock purchase program	—	—	23,015	—	659	—	—	—	659
Stock option exercises	—	—	123,137	—	1,546	—	—	—	1,546
Restricted stock compensation expense	—	—	—	—	13,612	—	—	—	13,612
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	—	—	274	—	—	274
Cash dividends ($0.06 per share) - common	—	—	—	—	—	(2,736)	—	—	(2,736)
Balance at June 30, 2025	—	$—	45,686,081	—	$377,953	$746,450	$(61,514)	$4,376	$1,067,265
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2026 and 2025 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$66,651	$33,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,209	13,758
Provision for credit losses	45,900	52,216
Accretion of discount on securities, net	(365)	(230)
Deferred tax benefit	(7,386)	(843)
Originations of loans held for sale	(665,328)	(697,086)
Proceeds from sales of loans held for sale	633,666	627,599
Net gains on sale of loans held for sale	(32,979)	(33,008)
Net loss on impairment or sale of foreclosed assets	186	12
Net loss (gain) on loans accounted for under fair value option	874	(48)
Net change in servicing assets	(3,578)	(4,215)
Purchase of transferable tax credits	(22,966)	—
Net loss on disposal of property and equipment	238	3,122
Proceeds received from government guaranteed receivables	97,196	8,384
Equity method investments loss (income)	743	4,955
Equity security investments (gains) losses, net	—	(1,024)
Net (gain) loss on equity warrant assets	(77)	419
Renewable energy tax credit investment impairment	26	270
Restricted stock compensation expense	14,270	13,612
Stock based compensation excess tax benefit (deficiency)	104	(224)
Lease right-of-use assets and liabilities, net	22	7
Changes in assets and liabilities:
Other assets	(3,881)	6,904
Other liabilities	(17,955)	(4,090)
Net cash provided by operating activities	118,570	23,545
Cash flows from investing activities
Purchases of investment securities available-for-sale	(151,852)	(126,937)
Proceeds from maturities, calls, and principal paydowns of investment securities available-for-sale	101,373	77,572
Proceeds from sale of foreclosed assets	2,178	827
Loan and lease originations and principal collections, net	(850,256)	(740,040)
Purchases of equity security investments	(406)	(4,471)
Purchases of equity method investments	(380)	(3,060)
Proceeds from sale of equity security investments	391	359
Proceeds from sale of equity method investments	1,511	385
Proceeds from sale of premises and equipment	450	4,361
Purchases of premises and equipment, net	(4,856)	(3,719)
Net cash used by investing activities	(901,847)	(794,723)

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
For the six months ended June 30, 2026 and 2025 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities
Net increase in deposits	$858,867	$834,296
Proceeds from borrowings	71	84
Repayment of borrowings	(2,709)	(5,245)
Stock option exercises	595	1,546
Employee stock purchase program	484	659
Tax withholding related to vesting of restricted stock and other	(4,342)	(3,471)
Shareholder dividend distributions - preferred	(4,188)	—
Shareholder dividend distributions - common	(2,775)	(2,736)
Net cash provided by financing activities	846,003	825,133
Net increase in cash and cash equivalents	62,726	53,955
Cash and cash equivalents, beginning	864,904	608,800
Cash and cash equivalents, ending	$927,630	$662,755

Supplemental disclosures of cash flow information
Interest paid	$230,245	$227,748
Income tax paid, net	63,619	7,221

Supplemental disclosures of noncash investing and financing activities
Unrealized holding (losses) gains on investment securities available-for-sale, net of taxes	$(7,896)	$20,830
Transfers from loans and leases to foreclosed real estate and other repossessions or government guaranteed receivable	122,282	18,894
Net transfers between foreclosed assets and government guaranteed receivable	(328)	33
Transfer of loans held for sale to loans and leases held for investment	44,953	113,326
Transfer of loans and leases held for investment to loans held for sale	73,441	19,708
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	274
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
As of June 30, 2026, the Company’s wholly owned material subsidiaries are the Bank, Government Loan Solutions, Inc. (“GLS”), Live Oak Grove, LLC (“Grove”), and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining at the Company's Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. During the fourth quarter of 2024, Live Oak Ventures consolidated its investment in Synply, Inc. (“Synply”) as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions. The non-controlling interest in Synply is disclosed according to the Company’s consolidation policy.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities Exchange Commission (“SEC”) on February 27, 2025 (SEC File No. 001-37497) (the “2025 Form 10-K”). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2025 Form 10-K. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2025 Form 10-K.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Changes in Accounting Estimates
During the first quarter of 2026, the Company enhanced both the quantitative and qualitative components of its ACL estimation process. The Company changed the quantitative component from a discounted cash flow model to a probability of default (“PD”) x loss given default (“LG”) x exposure at default (“EAD”) based credit loss forecasting model to estimate expected credit losses, which incorporates a two-year reasonable-and-supportable forecast period influenced by multiple economic variables followed by a one-year reversion to long-run assumptions. Prior to the change, the Company forecasted losses over a one-year reasonable-and-supportable forecast period using a single economic variable. In connection with the implementation of this model, the Company enhanced its qualitative framework to better incorporate and align qualitative adjustments with the updated model. The cumulative effect of these changes was not material.
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
During the three and six months ended June 30, 2026, cash dividends of $0.52344 and $1.04688, respectively, per Depositary Share of its Series A Preferred Stock was declared and paid.
Income Taxes
During the second quarter ended June 30, 2026, the Company purchased $25.0 million 2025 transferable renewable energy credits for $22.9 million, resulting in a reduction to income tax expense of $2.1 million. The Company will account for purchased credits under ASC 740, Income Taxes, and record the transferred credits as an increase to income tax receivable within other assets on the Condensed Consolidated Balance Sheet.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The effect of the above revision on previously reported financial statements is presented below:

	As previously reported	Impact of revision	As revised
Consolidated statement of income for three months ended June 30, 2025
Net gains on sales of loans	$21,641	$(4,071)	$17,570
Total noninterest income	34,526	(4,071)	30,455

Salaries and employee benefits	49,137	(3,129)	46,008
Travel expense	2,576	(942)	1,634
Total noninterest expense	89,293	(4,071)	85,222

Consolidated statement of income for six months ended June 30, 2025
Net gains on sales of loans	$40,289	$(7,281)	$33,008
Total noninterest income	60,107	(7,281)	52,826

Salaries and employee benefits	$97,145	$(5,608)	$91,537
Travel expense	5,371	(1,673)	3,698
Total noninterest expense	173,310	(7,281)	166,029

Consolidated statement of cash flows for the six months ended June 30, 2025
Operating activities:
Net gains on sale of loans held for sale	$(40,289)	$7,281	$(33,008)
Net cash provided by operating activities	16,264	7,281	23,545

Investing activities:
Net change in loans and leases	$(732,759)	$(7,281)	$(740,040)
Net cash used by investing activities	(787,442)	(7,281)	(794,723)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share:
Net income attributable to common shareholders	$34,701	$23,428	$62,647	$33,145
Weighted-average basic shares outstanding	46,265,757	45,634,741	46,202,534	45,556,842
Basic earnings per share	$0.75	$0.51	$1.36	$0.72
Diluted earnings per share:
Net income attributable to common shareholders	$34,701	$23,428	$62,647	$33,145
Total weighted-average basic shares outstanding	46,265,757	45,634,741	46,202,534	45,556,842
Add effect of dilutive stock options and restricted stock grants	328,725	160,867	349,578	268,701
Total weighted-average diluted shares outstanding	46,594,482	45,795,608	46,552,112	45,825,543
Diluted earnings per share	$0.74	$0.51	$1.35	$0.72
Anti-dilutive stock options and restricted stock grants	815,208	2,177,255	694,958	1,838,191
Note 4. Investments
Available-for-Sale
The amortized cost, estimated fair value and unrealized gains (losses) are reflected in the following table:

June 30, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$20,280	$—	$148	$20,132
Mortgage-backed securities	1,513,619	4,276	73,228	1,444,667
Municipal bonds	3,139	—	83	3,056
Total	$1,537,038	$4,276	$73,459	$1,467,855

December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$13,603	$27	$13	$13,617
Mortgage-backed securities	1,469,440	8,327	67,088	1,410,679
Municipal bonds	3,151	—	46	3,105
Total	$1,486,194	$8,354	$67,147	$1,427,401
During the three months ended June 30, 2026, eight securities totaling $15.7 million were settled. During the six months ended June 30, 2026, eighteen securities totaling $33.7 million were settled. During the three months ended June 30, 2025, four securities totaling $11.3 million were settled and one security totaling $4.0 million matured. During the six months ended June 30, 2025, seven securities totaling $16.9 million were settled and one security totaling $4.0 million matured.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued interest receivable on available-for-sale securities totaled $5.5 million and $5.1 million at June 30, 2026 and December 31, 2025, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$17,161	$130	$2,971	$18	$20,132	$148
Mortgage-backed securities	522,980	6,312	604,777	66,916	1,127,757	73,228
Municipal bonds	702	8	2,354	75	3,056	83
Total	$540,843	$6,450	$610,102	$67,009	$1,150,945	$73,459

	Less Than 12 Months		12 Months or More		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$2,970	$13	$2,970	$13
Mortgage-backed securities	120,039	613	709,710	66,475	829,749	67,088
Municipal bonds	3,022	34	83	12	3,105	46
Total	$123,061	$647	$712,763	$66,500	$835,824	$67,147
At June 30, 2026, there were 330 mortgage-backed securities, one U.S. government agency and two municipal bonds in unrealized loss positions for greater than 12 months. There were 94 mortgage-backed securities, four U.S. government agencies and one municipal bond in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2025 were comprised of 357 mortgage-backed securities, one U.S. government agency and one municipal bond in unrealized loss positions for greater than 12 months. There were 18 mortgage-backed securities and two municipal bonds in unrealized loss positions for less than 12 months.
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
All mortgage-backed securities in the Company’s portfolio at June 30, 2026 and December 31, 2025 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following is a summary of investment securities by maturity:

	June 30, 2026
	Available-for-Sale
	Amortized Cost	Fair Value
U.S. government agencies
Within one year	$2,989	$2,971
One to five years	478	472
Five to ten years	16,813	16,689
Total	20,280	20,132
Mortgage-backed securities
Within one year	23,701	23,522
One to five years	248,555	240,689
Five to ten years	162,403	149,412
After 10 years	1,078,960	1,031,044
Total	1,513,619	1,444,667
Municipal bonds
Five to ten years	3,044	2,973
After 10 years	95	83
Total	3,139	3,056
Total	$1,537,038	$1,467,855
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may prepay sooner than scheduled.
At June 30, 2026, investment securities with a fair value of $508.4 million and amortized cost of $553.3 million were pledged to support unused borrowing capacity. At December 31, 2025, investment securities with a fair value of $565.8 million and amortized cost of $610.1 million were pledged to support unused borrowing capacity.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Method Accounting
The carrying amount and ownership percentage of each equity method investment at June 30, 2026 and December 31, 2025 is reflected in the following table:

	June 30, 2026		December 31, 2025
	Amount	Ownership %	Amount	Ownership %
Canapi Ventures SBIC Fund, LP (1) (5)	$10,347	2.9%	$11,250	2.9%
Canapi Ventures Fund, LP (2) (5)	1,272	1.5	1,374	1.5
Canapi Ventures Fund II, LP (3) (5)	3,567	1.6	3,558	1.6
Canapi Ventures SBIC Fund II, LP (4) (5)	2,719	2.9	2,625	2.9
Affordable housing (6)	12,985	Various	13,457	Various
Solar tax credit investments (7)	3,492	99.0	4,203	99.0
Other (8)	72	Various	231	Various
Total	$34,454		$36,698

(1)	Investment unfunded commitments of $5.3 million and $4.8 million as of June 30, 2026 and December 31, 2025, respectively.
(2)	Investment unfunded commitments of $466 thousand and $472 thousand as of June 30, 2026 and December 31, 2025, respectively.
(3)	Investment unfunded commitments of $3.5 million and $3.6 million as of June 30, 2026 and December 31, 2025, respectively.
(4)	Investment unfunded commitments of $4.8 million and $4.9 million as of June 30, 2026 and December 31, 2025, respectively.
(5)	Investee is accounted for under equity method due to the Company's potential influence with investment advisor.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Security Accounting
The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value for the six months ended June 30, 2026 and 2025 is reflected in the following table:

	As of and for the six month period ended
	June 30, 2026	June 30, 2025
Carrying value (1)	$80,150	$84,864
Carrying value adjustments:
Impairment	—	—
Upward changes for observable prices (2)	—	1,128
Downward changes for observable prices	—	(173)
Net upward (downward) change	$—	$955

(1)	Investment unfunded commitments of $7.7 million and $5.3 million as of June 30, 2026, and June 30, 2025, respectively.
(2)	The equity securities portfolio has recognized cumulative adjustments of $59.3 million over the life of the equity security portfolio as of June 30, 2026.
For the three and six months ended June 30, 2026, the Company did not recognize any unrealized gains on equity securities held at the reporting date. For the three and six months ended June 30, 2025, the Company recognized unrealized gains on all equity securities held at the reporting date of $959 thousand and $966 thousand, respectively.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a summary of the VIEs that the Company has not consolidated as of June 30, 2026 and December 31, 2025:

June 30, 2026	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$3,492	$17,576	$—	Other assets (1)
Affordable housing	12,985	13,926	—	Other assets (2)
Canapi Funds	17,977	32,036	—	Other assets (3)
Non-marketable and other equity investments	4,869	12,558	—	Other assets (4)

December 31, 2025	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$4,203	$27,644	$—	Other assets (5)
Affordable housing	13,457	14,399	—	Other assets (6)
Canapi Funds	19,039	32,858	—	Other assets (7)
Non-marketable and other equity investments	4,872	10,976	—	Other assets (8)

(1)	Maximum exposure to loss includes $3.5 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $14.0 million.
(2)	Maximum exposure to loss includes $13.0 million of current investments and a scenario in which $941 thousand in related tax credits are recaptured.
(3)	Maximum exposure to loss includes $18.0 million of current investments and $14.1 million in unfunded commitments.
(4)	Maximum exposure to loss includes $4.9 million of current investments and $7.7 million in unfunded commitments.
(5)	Maximum exposure to loss includes $4.2 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $23.4 million.
(6)	Maximum exposure to loss includes $13.5 million of current investments and a scenario in which $941 thousand in related tax credits are recaptured.
(7)	Maximum exposure to loss includes $19.0 million of current investments and $13.8 million in unfunded commitments.
(8)	Maximum exposure to loss includes $4.9 million of current investments and $6.1 million in unfunded commitments.

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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
June 30, 2026
Commercial & Industrial
Small Business Banking	$2,376,838	$43,389	$118,814	$162,203	$2,539,041	$73,344	$2,612,385
Commercial Banking	3,095,040	2,951	43,453	46,404	3,141,444	39,522	3,180,966
Total	5,471,878	46,340	162,267	208,607	5,680,485	112,866	5,793,351
Construction & Development
Small Business Banking	699,345	9,213	1,533	10,746	710,091	—	710,091
Commercial Banking	94,593	—	—	—	94,593	—	94,593
Total	793,938	9,213	1,533	10,746	804,684	—	804,684
Commercial Real Estate
Small Business Banking	3,535,196	32,795	114,957	147,752	3,682,948	83,656	3,766,604
Commercial Banking	1,472,619	—	31,373	31,373	1,503,992	13,522	1,517,514
Total	5,007,815	32,795	146,330	179,125	5,186,940	97,178	5,284,118
Commercial Land
Small Business Banking	752,731	6,302	5,440	11,742	764,473	22,044	786,517
Total	752,731	6,302	5,440	11,742	764,473	22,044	786,517
Total	$12,026,362	$94,650	$315,570	$410,220	$12,436,582	$232,088	$12,668,670
Retained Loan Discount and Net Deferred Costs							$(37,811)
Loans and Leases, Net							$12,630,859

Guaranteed Balance	$2,901,218	$60,297	$239,887	$300,184	$3,201,402	$64,263	$3,265,665
% Guaranteed	24.1%	63.7%	76.0%	73.2%	25.7%	27.7%	25.8%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
December 31, 2025
Commercial & Industrial
Small Business Banking	$2,370,184	$23,406	$127,090	$150,496	$2,520,680	$87,532	$2,608,212
Commercial Banking	2,833,724	8,702	111,857	120,559	2,954,283	40,832	2,995,115
Total	5,203,908	32,108	238,947	271,055	5,474,963	128,364	5,603,327
Construction & Development
Small Business Banking	749,117	—	1,025	1,025	750,142	—	750,142
Commercial Banking	69,538	—	—	—	69,538	—	69,538
Total	818,655	—	1,025	1,025	819,680	—	819,680
Commercial Real Estate
Small Business Banking	3,267,787	12,640	88,089	100,729	3,368,516	91,876	3,460,392
Commercial Banking	1,383,615	4,613	23,257	27,870	1,411,485	15,912	1,427,397
Total	4,651,402	17,253	111,346	128,599	4,780,001	107,788	4,887,789
Commercial Land
Small Business Banking	670,725	—	3,840	3,840	674,565	24,473	699,038
Total	670,725	—	3,840	3,840	674,565	24,473	699,038
Total	$11,344,690	$49,361	$355,158	$404,519	$11,749,209	$260,625	$12,009,834
Retained Loan Discount and Net Deferred Costs							$(36,212)
Loans and Leases, Net							$11,973,622

Guaranteed Balance	$2,974,552	$33,597	$301,737	$335,334	$3,309,886	$69,445	$3,379,331
% Guaranteed	26.2%	68.1%	85.0%	82.9%	28.2%	26.6%	28.1%

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

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
June 30, 2026
Small Business Banking
Pass	$713,070	$1,699,588	$1,178,331	$847,851	$865,761	$1,317,835	$163,086	$52,170	$6,837,692
Special Mention	295	35,323	73,149	54,192	115,071	102,534	14,475	2,075	397,114
Substandard	385	39,114	84,779	87,160	101,704	129,320	15,610	3,675	461,747
Total	713,750	1,774,025	1,336,259	989,203	1,082,536	1,549,689	193,171	57,920	7,696,553
Commercial Banking
Pass	602,353	1,348,361	793,240	412,435	240,967	196,410	613,792	160,654	4,368,212
Special Mention	5,000	19,279	43,704	24,436	57,481	31,557	54,994	10,916	247,367
Substandard	—	19,207	8,339	—	23,873	51,651	5,841	15,539	124,450
Total	607,353	1,386,847	845,283	436,871	322,321	279,618	674,627	187,109	4,740,029
Total	$1,321,103	$3,160,872	$2,181,542	$1,426,074	$1,404,857	$1,829,307	$867,798	$245,029	$12,436,582

Year-To-Date Gross Charge-offs
Small Business Banking	$88	$3,557	$8,342	$9,924	$4,786	$6,925	$8,616	$537	$42,775
Commercial Banking	—	—	—	—	—	156	330	7,277	7,763
Total	$88	$3,557	$8,342	$9,924	$4,786	$7,081	$8,946	$7,814	$50,538

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
December 31, 2025
Small Business Banking
Pass	$1,513,435	$1,245,114	$936,083	$1,000,904	$828,468	$738,567	$154,210	$42,701	$6,459,482
Special Mention	17,102	68,453	64,411	93,132	50,885	80,251	8,763	6,721	389,718
Substandard	30,291	63,432	75,658	115,556	73,330	81,077	23,591	1,768	464,703
Total	1,560,828	1,376,999	1,076,152	1,209,592	952,683	899,895	186,564	51,190	7,313,903
Commercial Banking
Pass	1,434,615	763,382	405,425	248,636	150,616	105,386	581,047	210,917	3,900,024
Special Mention	18,187	73,787	79,971	79,401	40,071	17,734	12,627	15,743	337,521
Substandard	9,000	5,419	—	23,919	107,596	30,552	14,562	6,713	197,761
Total	1,461,802	842,588	485,396	351,956	298,283	153,672	608,236	233,373	4,435,306
Total	$3,022,630	$2,219,587	$1,561,548	$1,561,548	$1,250,966	$1,053,567	$794,800	$284,563	$11,749,209

Year-To-Date Gross Charge-offs
Small Business Banking	$3,472	$5,518	$14,763	$12,693	$5,188	$5,453	$4,352	$2,523	$53,962
Commercial Banking	—	—	—	3,386	9,772	171	337	6,547	20,213
Total	$3,472	$5,518	$14,763	$16,079	$14,960	$5,624	$4,689	$9,070	$74,175

(1)	Excludes $232.1 million and $260.6 million of loans accounted for under the fair value option as of June 30, 2026 and December 31, 2025, respectively.
The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

June 30, 2026	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$11,205,904	$2,572,344	$8,633,560	23.0%
Special Mention	644,481	242,751	401,730	37.7
Substandard	586,197	386,307	199,890	65.9
Total	$12,436,582	$3,201,402	$9,235,180	25.7%

December 31, 2025	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$10,359,506	$2,590,030	$7,769,476	25.0%
Special Mention	727,239	261,506	465,733	36.0
Substandard	662,464	458,350	204,114	69.2
Total	$11,749,209	$3,309,886	$8,439,323	28.2%

(1)	Excludes $232.1 million and $260.6 million of loans accounted for under the fair value option as of June 30, 2026 and December 31, 2025, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans and Leases
As of June 30, 2026 and December 31, 2025, there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three and six months ended June 30, 2026 and 2025. Accrued interest receivable on loans totaled $85.0 million and $85.0 million at June 30, 2026 and December 31, 2025, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Nonaccrual loans and leases held for investment as of June 30, 2026 and December 31, 2025 are as follows:

June 30, 2026	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Balance with No ACL
Commercial & Industrial
Small Business Banking	$189,806	$165,415	$24,391	$16,451
Commercial Banking	51,474	33,251	18,223	13,046
Total	241,280	198,666	42,614	29,497
Construction & Development
Small Business Banking	12,284	10,071	2,213	910
Total	12,284	10,071	2,213	910
Commercial Real Estate
Small Business Banking	173,061	122,968	50,093	30,088
Commercial Banking	31,373	7,482	23,891	23,891
Total	204,434	130,450	73,984	53,979
Commercial Land
Small Business Banking	12,757	7,232	5,525	5,290
Total	12,757	7,232	5,525	5,290
Total	$470,755	$346,419	$124,336	$89,676

December 31, 2025	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Balance with No ACL
Commercial & Industrial
Small Business Banking	$195,342	$169,818	$25,524	$7,438
Commercial Banking	122,847	111,103	11,744	2,142
Total	318,189	280,921	37,268	9,580
Construction & Development
Small Business Banking	13,282	10,620	2,662	1,342
Total	13,282	10,620	2,662	1,342
Commercial Real Estate
Small Business Banking	127,141	91,099	36,042	17,207
Commercial Banking	36,098	11,454	24,644	16,417
Total	163,239	102,553	60,686	33,624
Commercial Land
Small Business Banking	6,447	5,692	755	533
Total	6,447	5,692	755	533
Total	$501,157	$399,786	$101,371	$45,079

(1)	Excludes loans accounted for under the fair value option. See Note 7. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
When a loan or lease is placed on nonaccrual status, any accrued interest is reversed from loan interest income. The following table summarizes the amount of accrued interest reversed during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026 (1)	2025 (1)	2026 (1)	2025 (1)
Commercial & Industrial	$1,052	$597	$1,938	$1,041
Commercial Real Estate	885	284	1,277	774
Commercial Land	163	52	183	52
Construction & Development	—	—	215	—
Total	$2,100	$933	$3,612	$1,867

(1)	Excludes loans accounted for under the fair value option. See Note 7. Fair Value of Financial Instruments for additional information.
The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of June 30, 2026 and December 31, 2025:

	Total Collateral-Dependent Loans		Unguaranteed Portion
June 30, 2026	Real Estate	Business Assets	Real Estate	Business Assets	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$29,970	$12,854	$4,828	$8,518	$48
Commercial Banking	—	13,142	—	10,348	—
Total	29,970	25,996	4,828	18,866	48
Commercial Real Estate
Small Business Banking	132,952	—	44,013	—	413
Commercial Banking	23,526	4,986	23,526	303	—
Total	156,478	4,986	67,539	303	413
Commercial Land
Small Business Banking	6,806	—	5,093	—	—
Total	6,806	—	5,093	—	—
Total	$193,254	$30,982	$77,460	$19,169	$461

	Total Collateral-Dependent Loans		Unguaranteed Portion
December 31, 2025	Real Estate	Business Assets	Real Estate	Business Assets	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$17,477	$4,107	$4,937	$374	$824
Commercial Banking	—	87,319	—	3,744	600
Total	17,477	91,426	4,937	4,118	1,424
Construction & Development
Small Business Banking	277	—	277	—	—
Total	277	—	277	—	—
Commercial Real Estate
Small Business Banking	85,987	1,990	27,813	690	266
Commercial Banking	20,389	—	15,425	—	—
Total	106,376	1,990	43,238	690	266
Total	$124,130	$93,416	$48,452	$4,808	$1,690

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
The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
June 30, 2026
Beginning Balance	$139,211	$7,474	$44,543	$2,051	$193,279
Charge offs	(24,827)	—	(3,289)	(438)	(28,554)
Recoveries	4,069	171	152	—	4,392
Provision	18,915	878	3,610	897	24,300
Ending Balance	$137,368	$8,523	$45,016	$2,510	$193,417
June 30, 2025
Beginning Balance	$149,916	$5,712	$30,295	$4,261	$190,184
Charge offs	(30,853)	—	(1,916)	(178)	(32,947)
Recoveries	731	—	771	—	1,502
Provision (Recovery)	19,166	324	5,098	(1,096)	23,492
Ending Balance	$138,960	$6,036	$34,248	$2,987	$182,231

Six Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
June 30, 2026
Beginning Balance	$144,188	$7,224	$37,362	$3,490	$192,264
Charge offs	(43,484)	(209)	(6,407)	(438)	(50,538)
Recoveries	7,040	221	530	—	7,791
Provision (Recovery)	29,624	1,287	13,531	(542)	43,900
Ending Balance	$137,368	$8,523	$45,016	$2,510	$193,417
June 30, 2025
Beginning Balance	$129,007	$4,943	$29,501	$4,065	$167,516
Charge offs	(36,840)	—	(2,852)	(178)	(39,870)
Recoveries	771	—	862	18	1,651
Provision (Recovery)	46,022	1,093	6,737	(918)	52,934
Ending Balance	$138,960	$6,036	$34,248	$2,987	$182,231
During the three months ended June 30, 2026, the ACL increased primarily as a result of loan growth with the impacts from the economic forecast remaining stable. During the six months ended June 30, 2026, the ACL increased primarily as a result of loan growth, partially offset by an improving economic forecast. Charge-offs for the three and six month periods ended June 30, 2026 for commercial and industrial loans are primarily attributed to the distillery portfolio.
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
The following tables summarize the amortized cost basis of loans that were modified during the three and six months ended June 30, 2026 and June 30, 2025, respectively:

Three Months Ended June 30, 2026	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension & Other-Than-Insignificant Payment Delay	Combination - Term Extension & Interest Rate Reduction	Total Modifications	% of Total Class of Financing Receivable
Small Business Banking	$13,056	$6,221	$1,908	$375	$9,000	$30,560	0.40%
Commercial Banking	—	—	—	—	4,361	4,361	0.09
Total	$13,056	$6,221	$1,908	$375	$13,361	$34,921	0.28%

Six Months Ended June 30, 2026	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension & Other-Than-Insignificant Payment Delay	Combination - Term Extension & Interest Rate Reduction	Total Modifications	% of Total Class of Financing Receivable
Small Business Banking	$16,634	$15,888	$1,908	$1,840	$9,740	$46,010	0.60%
Commercial Banking	2,951	5,519	13,127	6,300	4,361	32,258	0.68
Total	$19,585	$21,407	$15,035	$8,140	$14,101	$78,268	0.63%

Three Months Ended June 30, 2025	Other-Than-Insignificant Payment Delay	Term Extension	Combination - Term Extension & Interest Rate Reduction	Total Modifications	% of Total Class of Financing Receivable
Small Business Banking	$—	$10,893	$9,820	$20,713	0.16%
Commercial Banking	5,527	—	—	5,527	0.21
Total	$5,527	$10,893	$9,820	$26,240	0.37%

Six Months Ended June 30, 2025	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Combination - Term Extension, Other-Than-Insignificant Payment Delay & Interest Rate Reduction	Combination - Term Extension & Other-Than-Insignificant Payment Delay	Combination - Term Extension & Interest Rate Reduction	Total Modifications	% of Total Class of Financing Receivable
Small Business Banking	$—	$14,448	$9,862	$3,020	$3,009	$10,010	$40,349	0.45%
Commercial Banking	5,527	—	—	—	—	—	5,527	0.21
Total	$5,527	$14,448	$9,862	$3,020	$3,009	$10,010	$45,876	0.66%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As of June 30, 2026, the Company had commitments to lend additional funds to these borrowers totaling $700 thousand. As of June 30, 2025, the Company had commitments to lend additional funds to these borrowers totaling $28 thousand.

The following table presents an aging analysis of loans that were modified within the twelve months ended June 30, 2026 and June 30, 2025, respectively:

June 30, 2026	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$83,011	$12,475	$1,897	$14,372
Commercial Banking	35,204	2,951	—	2,951
Total	$118,215	$15,426	$1,897	$17,323

June 30, 2025	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Small Business Banking	$40,120	$—	$2,243	$2,243
Commercial Banking	22,824	—	—	—
Total	$62,944	$—	$2,243	$2,243
The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended June 30, 2026
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	1.93%	112
Commercial Banking	8.07%	9

	Six Months Ended June 30, 2026
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	1.94%	90
Commercial Banking	6.73%	12

	Three Months Ended June 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	2.48%	54

	Six Months Ended June 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	4.32%	51

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the loans that were modified during the preceding twelve months and subsequently defaulted during the period.

Three Months Ended June 30, 2026	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Total
Small Business Banking	$2,839	$4,607	$—	$7,446
Total	$2,839	$4,607	$—	$7,446

Six Months Ended June 30, 2026	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Total
Small Business Banking	$7,840	$5,658	$—	$13,498
Total	$7,840	$5,658	$—	$13,498
At June 30, 2025, there were no loans that defaulted after being modified during the preceding twelve months.
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
Note 6. Servicing Assets
Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balance of loans serviced for others requiring recognition of a servicing asset was $4.19 billion and $3.96 billion at June 30, 2026 and December 31, 2025, respectively. The unpaid principal balance for all loans serviced for others was $5.99 billion and $5.60 billion at June 30, 2026 and December 31, 2025, respectively.
The following table summarizes the activity pertaining to servicing rights measured at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$64,520	$56,684	$62,941	$55,788
Additions, net	6,333	6,458	11,400	12,082
Fair value changes:
Due to changes in valuation inputs or assumptions	426	(125)	464	(1,220)
Decay due to increases in principal paydowns or runoff	(4,704)	(2,932)	(8,230)	(6,565)
Balance at end of period	$66,575	$60,085	$66,575	$60,085
See Note 7. Fair Value of Financial Instruments for further details about servicing assets measured at fair value.
The fair value of servicing rights was determined using a weighted average discount rate of 12.8% at June 30, 2026 and 13.5% at June 30, 2025. The fair value of servicing rights was determined using a weighted average prepayment speed of 16.7% at June 30, 2026 and 16.0% at June 30, 2025, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The table below reflects the sensitivity of the current fair value of servicing assets to immediate adverse changes in the above key assumptions with all other assumptions remaining static:

	As of June 30, 2026	As of December 31, 2025
Fair value of servicing rights	$66,575	$62,941
	Incremental Increase (Decrease) in Value	Incremental Increase (Decrease) in Value
Prepayment Speed
20% increase	($4,273)	($3,794)
10% increase	(2,149)	(1,830)
Discount Rate
200 basis point increase	(2,924)	(2,586)
100 basis point increase	(1,432)	(1,189)
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
Recurring Fair Value
The table below provides a rollforward of the fair value of the Level 3 equity warrant assets:

	Three Months Ended June 30,		Six Months Ended June 30,
Equity Warrant Assets	2026	2025	2026	2025
Balance at beginning of period	$1,916	$7,035	$1,775	$7,162
New equity warrant assets	99	50	217	267
Changes in fair value, net	50	(115)	76	(419)
Settlements	—	(225)	(3)	(265)
Balance at end of period	$2,065	$6,745	$2,065	$6,745

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

June 30, 2026	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$20,132	$—	$20,132	$—
Mortgage-backed securities	1,444,667	—	1,444,667	—
Municipal bonds (1)	3,056	—	2,973	83
Loans held for investment (2)	232,088	—	—	232,088
Servicing assets (3)	66,575	—	—	66,575
Equity warrant assets	2,065	—	—	2,065
Total assets at fair value	$1,768,583	$—	$1,467,772	$300,811

December 31, 2025	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$13,617	$—	$13,617	$—
Mortgage-backed securities	1,410,679	—	1,410,679	—
Municipal bonds (1)	3,105	—	3,022	83
Loans held for investment (2)	260,625	—	—	260,625
Servicing assets (3)	62,941	—	—	62,941
Mutual fund (4)	19	—	19	—
Equity warrant assets	1,775	—	—	1,775
Total assets at fair value	$1,752,761	$—	$1,427,337	$325,424

(1)	During the three and six months ended June 30, 2026 and June 30, 2025 there were no Level 3 fair value adjustment gains or losses.
(2)	Loans accounted for under the fair value option.
(3)	See Note 6 for a rollforward of recurring Level 3 fair values for servicing assets.
(4)	Included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
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
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at June 30, 2026 or December 31, 2025. The unpaid principal balance of unguaranteed exposure for nonaccruals was $7.9 million and $8.5 million at June 30, 2026 and December 31, 2025, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at June 30, 2026 and December 31, 2025.

	June 30, 2026
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$232,088	$240,396	$(8,308)	$59,318	$60,705	$(1,387)	$49,681	$50,734	$(1,053)
	$232,088	$240,396	$(8,308)	$59,318	$60,705	$(1,387)	$49,681	$50,734	$(1,053)

	December 31, 2025
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$260,625	$269,851	$(9,226)	$61,602	$62,824	$(1,222)	$45,784	$46,824	$(1,040)
	$260,625	$269,851	$(9,226)	$61,602	$62,824	$(1,222)	$45,784	$46,824	$(1,040)
The following table presents the net gains (losses) from changes in fair value.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Gains (Losses) on Loans Accounted for under the Fair Value Option	2026	2025	2026	2025
Loans held for investment	$291	$1,082	$(874)	$48
	$291	$1,082	$(874)	$48
The following tables summarize the activity pertaining to loans accounted for under the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
Loans held for investment	2026	2025	2026	2025
Balance at beginning of period	$244,940	$316,807	$260,625	$328,746
Repurchases	2,095	3,057	5,040	9,309
Fair value changes	291	1,082	(874)	48
Settlements	(15,238)	(17,128)	(32,703)	(34,285)
Balance at end of period	$232,088	$303,818	$232,088	$303,818

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Non-Recurring Fair Value
The tables below present the recorded amount of assets measured at fair value on a non-recurring basis. The Company has no liabilities recorded at fair value on a non-recurring basis.

June 30, 2026	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$32,469	$—	$—	$32,469
Foreclosed assets	910	—	—	910
Total assets at fair value	$33,379	$—	$—	$33,379

December 31, 2025	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$20,619	$—	$—	$20,619
Foreclosed assets	6,877	—	—	6,877
Equity security investment with a non-readily determinable fair value	2,101	—	—	2,101
Total assets at fair value	$29,597	$—	$—	$29,597
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets that are measured at fair value on a non-recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2025 Form 10-K.
Level 3 Analysis
For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2026
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$83	Discounted expected cash flows	Discount rate	7.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$232,088	Discounted expected cash flows	Loss rate	0.0% - 4.9%	1.1%
			Discount rate	6.6% - 18.0%	8.7%
			Prepayment speed	16.1% - 30.5%	18.2%
Servicing assets	$66,575	Discounted expected cash flows	Discount rate	12.8%	12.8%
			Prepayment speed	12.4% - 19.1%	16.7%
Equity warrant assets	$2,065	Black-Scholes option pricing model	Volatility	13.1% - 104.4%	58.8%
			Risk-free interest rate	4.2% - 4.4%	4.4%
			Marketability discount	20.0% - 100.0%	20.3%
			Remaining life	2.3 - 11.6 years	7.9 years
Non-recurring fair value
Collateral-dependent loans	$32,469	Discounted appraisals	Appraisal adjustments (2)	10.0% - 82.4%	25.1%
Foreclosed assets	$910	Discounted appraisals	Appraisal adjustments (2)	0.0% - 10.0%	10.0%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2025
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$83	Discounted expected cash flows	Discount rate	7.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$260,625	Discounted expected cash flows	Loss rate	0.0% - 4.6%	1.1%
			Discount rate	6.7% - 10.0%	8.6%
			Prepayment speed	15.1% - 21.2%	17.2%
Servicing assets	$62,941	Discounted expected cash flows	Discount rate	12.8%	12.8%
			Prepayment speed	12.0% - 18.8%	16.2%
Equity warrant assets	$1,775	Black-Scholes option pricing model	Volatility	13.1% - 104.4%	58.3%
			Risk-free interest rate	3.7% - 4.2%	4.2%
			Marketability discount	20.0% - 100.0%	20.4%
			Remaining life	2.5 - 11.5 years	8.2 years
Non-recurring fair value
Collateral-dependent loans	$20,619	Discounted appraisals	Appraisal adjustments (2)	10.0% - 82.7%	39.7%
Foreclosed assets	$6,877	Discounted appraisals	Appraisal adjustments (2)	10.0%	10.0%
Equity security investment with a non-readily determinable fair value	$2,101	Market Approach	Revenue Multiple	3.75	N/A

(1)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to the instruments fair value.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

June 30, 2026	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$927,630	$927,630	$—	$—	$927,630
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	511,812	—	—	544,273	544,273
Loans and leases held for investment, net of allowance for credit losses on loans and leases	12,205,354	—	—	12,030,048	12,030,048
Financial liabilities
Deposits	14,547,526	—	13,819,089	—	13,819,089
Borrowings	99,766	—	—	104,051	104,051

December 31, 2025	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$864,904	$864,904	$—	$—	$864,904
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	420,055	—	—	440,928	440,928
Loans and leases held for investment, net of allowance for credit losses on loans and leases	11,520,733	—	—	11,329,479	11,329,479
Financial liabilities
Deposits	13,688,659	—	13,096,941	—	13,096,941
Borrowings	102,404	—	—	110,782	110,782
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

	June 30, 2026	December 31, 2025
Commitments to extend credit (1) (2)	$4,623,214	$4,099,313
Standby letters of credit	20,402	51,842
Airplane purchase agreement commitments	48,636	48,636
Total unfunded off-balance-sheet credit risk	$4,692,252	$4,199,791

(1)	Includes unfunded overdraft protection.
(2)
Includes $1.78 billion and $1.27 billion at June 30, 2026 and December 31, 2025, respectively, for which loan commitment letters have been issued. Such letters do not represent a present obligation to extend credit due to the variety of conditions contained in the letters.

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
The allowance for off-balance-sheet credit exposures was $18.4 million and $16.4 million at June 30, 2026 and December 31, 2025, respectively. During the three and six months ended June 30, 2026, the Company recorded $1.5 million and $2.0 million in expense related to the allowance for off-balance-sheet credit exposures, respectively. During the three and six months ended June 30, 2025, the Company recorded $240 thousand and $718 thousand in recoveries related to the allowance for off-balance-sheet credit exposures, respectively.
Other Commitments
See Note 4. Investments for unfunded commitments to provide capital contributions for equity fund investments as of June 30, 2026 and December 31, 2025.
Concentrations of Credit Risk
The Company from time-to-time may have cash and cash equivalents on deposit with other financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Geographic Concentrations
The following table presents the geographic concentration of the Company's loan and lease portfolio at June 30, 2026:

% of Total
Geographic Regions (1)
Midwest	14.1%
Northeast	18.4
Southeast	30.9
Southwest	13.5
West	22.6
Non-U.S.	0.5
Total	100.0%

(1)	Concentrations are stated as a percentage of total unguaranteed loans held for investment. Midwest consists of ND, SD, NE, KS, MN, IA,WI, MO, IL, IN, MI and OH. Northeast consists of MD, DE, PA, NJ, NY, CT, RI, MA, VT, ME and NH. Southeast consists of AR, LA, MS, TN, AL, GA, FL, SC, KY, NC, VA, WV, DC, PR and VI. Southwest consists of AZ, NM, TX and OK. West consists of WA, OR, CA, NV, ID, MT, WY, CO, UT, AK and HI. Non-U.S. includes addressees with foreign domicile. Domicile is determined by the principal resident or business address of the entity.
Note 9. Subsequent Event
On July 28, 2026, the issuer of certain equity warrants held by the Company (the “Warrants”) was acquired (the “Transaction”). In connection with the Transaction, the Company's Warrants converted and settled, and the Company received cash proceeds of $8.7 million and recognized a realized gain of approximately $8.6 million and a related bankers success fee of approximately $1.4 million which will be included in the Company’s noninterest income and noninterest expense, respectively, for the third quarter of 2026.

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
As of June 30, 2026, the Company’s wholly owned material subsidiaries were the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”) and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining at the Company's Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. During the fourth quarter of 2024, Live Oak Ventures consolidated its investment in Synply, Inc. (“Synply”) as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions. The non-controlling interest in Synply is disclosed according to the Company’s consolidation policy.
As of June 30, 2026, the Bank’s wholly owned subsidiaries were Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), Live Oak Private Wealth, LLC (“Live Oak Private Wealth”) and Tiburon Land Holdings, LLC (“TLH”). Live Oak Number One, Inc. holds properties foreclosed on by the Bank. LOCEF provides financing to entities for renewable energy applications. Live Oak Private Wealth provides high-net-worth individuals and families with strategic wealth and investment management services. TLH holds land adjacent to the Bank's headquarters consisting of wetlands and other protected property for the use and enjoyment of the Bank's employees and customers.
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

Results of Operations
Performance Summary
Three months ended June 30, 2026 compared with three months ended June 30, 2025
For the three months ended June 30, 2026, the Company reported net income attributable to common shareholders of $34.7 million, or $0.74 per diluted share, compared to net income attributable to common shareholders of $23.4 million, or $0.51 per diluted share, for the three months ended June 30, 2025.
The increase in net income was principally due to the following items:
•Increased net interest income of $16.1 million, or 14.8%;
•Decrease in other noninterest expense of $3.3 million, or 54.0%, principally due to a loss associated with a bioenergy lease in 2025.
Key factors offsetting the increase in net income are increased levels of provision for credit losses of $2.5 million and salaries and employee benefits of $2.8 million.
Six months ended June 30, 2026 compared with six months ended June 30, 2025
For the six months ended June 30, 2026, the Company reported net income attributable to common shareholders of $62.6 million, or $1.35 per diluted share, compared to net income attributable to common shareholders of $33.1 million, or $0.72 per diluted share, for the six months ended June 30, 2025.

The increase in net income was largely due to the following items:

•Increased net interest income of $35.0 million, or 16.7%;

•Provision for credit losses decreased by $6.3 million, or 12.1%, to $45.9 million, compared to $52.2 million for the first half of 2025;

•Increase in equity method investment income of $4.2 million, or 85.0%, largely a product of decreased flow-through losses associated with Apiture, Inc. which was sold in the fourth quarter of 2025;
•Decrease in other noninterest expense of $3.2 million, or 36.8%, associated with the above mentioned prior year bioenergy lease loss.

Key factors largely offsetting the increase in net income were comprised of increased levels of salaries and employee benefits of $6.6 million, income tax expense of $8.0 million and preferred stock dividends of $4.2 million.
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

Three months ended June 30, 2026 compared with three months ended June 30, 2025
For the three months ended June 30, 2026, net interest income increased $16.1 million, or 14.8%, to $125.3 million compared to $109.2 million for the three months ended June 30, 2025. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities. Average interest-earning assets increased by $1.72 billion, or 12.9%, to $15.08 billion for the second quarter of 2026, compared to $13.36 billion for the second quarter of 2025, while the yield on average interest-earning assets decreased 30 basis points to 6.43%. The cost of funds on interest-bearing liabilities for the second quarter of 2026 decreased 33 basis points to 3.45% and the average balance of interest-bearing liabilities increased by $1.31 billion, or 10.7%, over the second quarter of 2025.
As indicated in the rate/volume analysis below, the overall increase discussed above is reflected in increased interest income of $17.4 million outpacing growth in interest expense of $1.3 million for the second quarter of 2026 compared to the second quarter of 2025. The net interest margin increased from 3.28% for the second quarter of 2025 to 3.33% for the second quarter of 2026.
Six months ended June 30, 2026 compared with six months ended June 30, 2025
For the six months ended June 30, 2026, net interest income increased $35.0 million, or 16.7%, to $244.7 million compared to $209.8 million for the six months ended June 30, 2025. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities. Average interest-earning assets increased by $1.89 billion, or 14.5%, to $14.95 billion for the six months ended June 30, 2026, compared to $13.06 billion for the six months ended June 30, 2025, while the yield on average interest-earning assets decreased 33 basis points to 6.42%. The cost of funds on interest-bearing liabilities for the six months ended June 30, 2026 decreased 37 basis points to 3.47%, and the average balance of interest-bearing liabilities increased by $1.47 billion, or 12.3%, over the six months ended June 30, 2025.
The increase in average interest-bearing liabilities was largely driven by funding for significant loan originations and growth as well as maintenance of the Company's target liquidity profile. As indicated in the rate/volume analysis below, the overall increase discussed above is reflected in increased interest income of $38.2 million outpacing growth in interest expense of $3.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The net interest margin increased from 3.24% for the six months ended June 30, 2025 to 3.30% for the six months ended June 30, 2026.

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

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$710,110	$6,601	3.73%	$727,715	$8,123	4.48%
Investment securities	1,519,670	13,411	3.54	1,408,942	11,648	3.32
Loans held for sale	527,857	10,441	7.93	381,531	8,008	8.42
Loans and leases held for investment (1)	12,322,003	211,264	6.88	10,843,303	196,505	7.27
Total interest-earning assets	15,079,640	241,717	6.43	13,361,491	224,284	6.73
Less: Allowance for credit losses on loans and leases	(193,304)			(186,022)
Noninterest-earning assets	537,352			539,485
Total assets	$15,423,688			$13,714,954
Interest-bearing liabilities:
Savings	$7,170,652	$58,289	3.26%	$6,241,053	$56,529	3.63%
Certificates of deposit	5,637,001	51,968	3.70	5,392,494	52,789	3.93
Other interest-bearing deposits	629,105	4,519	2.88	479,735	4,062	3.40
Total deposits	13,436,758	114,776	3.43	12,113,282	113,380	3.75
Borrowings	99,743	1,603	6.45	109,463	1,683	6.17
Total interest-bearing liabilities	13,536,501	116,379	3.45	12,222,745	115,063	3.78
Noninterest-bearing deposits	536,054			375,503
Noninterest-bearing liabilities	29,222			53,717
Shareholders' equity	1,317,767			1,058,572
Non-controlling interest	4,144			4,417
Total liabilities and shareholders' equity	$15,423,688			$13,714,954
Net interest income and interest rate spread		$125,338	2.98%		$109,221	2.95%
Net interest margin			3.33%			3.28%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.40%			109.32%

(1)	Average loan and lease balances include non-accruing loans and leases.

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$719,969	$13,327	3.73%	$654,896	$14,523	4.47%
Investment securities	1,505,923	26,420	3.54	1,394,450	22,737	3.29
Loans held for sale	520,864	20,233	7.83	394,846	16,620	8.49
Loans and leases held for investment (1)	12,202,716	415,601	6.87	10,617,166	383,509	7.28
Total interest-earning assets	14,949,472	475,581	6.42	13,061,358	437,389	6.75
Less: Allowance for credit losses on loans and leases	(191,921)			(175,728)
Noninterest-earning assets	542,632			536,823
Total assets	$15,300,183			$13,422,453
Interest-bearing liabilities:
Savings	7,041,243	113,709	3.26	5,892,536	108,133	3.70
Certificates of deposit	5,683,643	105,305	3.74	5,477,278	108,024	3.98
Other interest-bearing deposits	604,355	8,609	2.87	479,071	8,111	3.41
Total deposits	13,329,241	227,623	3.44	11,848,885	224,268	3.82
Borrowings	101,527	3,220	6.40	110,684	3,368	6.14
Total interest-bearing liabilities	13,430,768	230,843	3.47	11,959,569	227,636	3.84
Noninterest-bearing deposits	513,801			359,084
Noninterest-bearing liabilities	49,297			56,214
Shareholders' equity	1,302,127			1,043,145
Non-controlling interest	4,190			4,441
Total liabilities and shareholders' equity	$15,300,183			$13,422,453
Net interest income and interest rate spread		$244,738	2.95%		$209,753	2.91%
Net interest margin			3.30%			3.24%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.31%			109.21%

(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs. 2025			2026 vs. 2025
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$(1,342)	$(180)	$(1,522)	$(2,520)	$1,324	$(1,196)
Investment securities	817	946	1,763	1,796	1,887	3,683
Loans held for sale	(550)	2,983	2,433	(1,487)	5,100	3,613
Loans and leases held for investment	(11,316)	26,075	14,759	(23,545)	55,637	32,092
Total interest income	(12,391)	29,824	17,433	(25,756)	63,948	38,192
Interest expense:
Savings	$(6,228)	$7,988	$1,760	$(14,239)	$19,815	$5,576
Certificates of deposit	(3,145)	2,324	(821)	(6,665)	3,946	(2,719)
Other interest-bearing deposits	(713)	1,170	457	(1,455)	1,953	498
Borrowings	73	(153)	(80)	137	(285)	(148)
Total interest expense	(10,013)	11,329	1,316	(22,222)	25,429	3,207
Net interest income	$(2,378)	$18,495	$16,117	$(3,534)	$38,519	$34,985
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
For the second quarter of 2026, there was a provision for credit losses of $25.8 million compared to $23.3 million for the same period in 2025, an increase of $2.5 million, primarily attributed to loan growth during the second quarter of 2026. For the six months ended June 30, 2026, there was a provision for credit losses of $45.9 million compared to $52.2 million for the same period in 2025, a decrease of $6.3 million. The decrease compared to the second quarter of 2025 reflects an improved economic forecast and improved credit quality which more than offset the impact of loan growth during the period.
Loans and leases held for investment at historical cost were $12.40 billion as of June 30, 2026, increasing by $1.69 billion, or 15.8%, compared to June 30, 2025.
Net charge-offs for loans and leases carried at historical cost were $24.2 million, or 0.80% of average quarterly loans and leases held for investment, carried at historical cost, on an annualized basis, for the three months ended June 30, 2026, compared to net charge-offs of $31.4 million, or 1.19%, for the three months ended June 30, 2025, a decrease of $7.2 million, or 23.2%. For the six months ended June 30, 2026, net charge-offs totaled $42.7 million compared to $38.2 million for the six months ended June 30, 2025, an increase of $4.5 million, or 11.8%.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $6.6 million and $8.9 million accounted for under the fair value option at June 30, 2026 and 2025, respectively, totaled $124.3 million, which was 1.00% of the held for investment loan and lease portfolio carried at historical cost at June 30, 2026, compared to $59.6 million, or 0.56% of loans and leases held for investment carried at historical cost at June 30, 2025.
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
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2026/2025 Increase (Decrease)
	2026	2025	Amount	Percent
Noninterest income
Loan servicing revenue	$9,194	$8,565	$629	7.3%
Loan servicing asset revaluation	(4,278)	(3,057)	(1,221)	(39.9)
Net gains on sales of loans	17,554	17,570	(16)	(0.1)
Net gain on loans accounted for under the fair value option	291	1,082	(791)	(73.1)
Equity method investments income (loss)	74	(2,716)	2,790	102.7
Equity security investments gains, net	—	1,004	(1,004)	(100.0)
Lease income	2,238	3,103	(865)	(27.9)
Other noninterest income	5,734	4,904	830	16.9
Total noninterest income	$30,807	$30,455	$352	1.2%

	Six Months Ended June 30,		2026/2025 Increase (Decrease)
	2026	2025	Amount	Percent
Noninterest income
Loan servicing revenue	$18,288	$16,863	$1,425	8.5%
Loan servicing asset revaluation	(7,765)	(7,785)	20	0.3
Net gains on sales of loans	32,979	33,008	(29)	(0.1)
Net (loss) gain on loans accounted for under the fair value option	(874)	48	(922)	(1,920.8)
Equity method investments income (loss)	(743)	(4,955)	4,212	85.0
Equity security investments gains, net	—	1,024	(1,024)	(100.0)
Lease income	4,373	5,676	(1,303)	(23.0)
Other noninterest income	10,623	8,947	1,676	18.7
Total noninterest income	$56,881	$52,826	$4,055	7.7%

For the three and six months ended June 30, 2026, noninterest income increased by $352 thousand and $4.1 million, or 1.2% and 7.7% respectively, compared to the prior three and six month periods in 2025. This increase for both periods was due to the decrease in equity method investment losses associated with cessation of flow-through losses from Apiture, Inc. which was sold in the fourth quarter of 2025. This transaction increased noninterest income in the second quarter and first half of 2026 by $2.8 million and $4.2 million, respectively, when compared with the prior three and six month periods of 2025.
The following tables reflect loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended June 30,		Three months ended March 31,
	2026	2025	2026	2025
Amount of loans and leases originated	$1,548,432	$1,526,592	$1,368,311	$1,396,223
Guaranteed portions of loans sold	318,556	322,317	275,488	266,275
Outstanding balance of guaranteed loans sold (1)	4,125,710	3,685,981	4,018,059	3,486,533

	Six Months Ended June 30,		For years ended December 31,
	2026	2025	2025	2024	2023	2022
Amount of loans and leases originated	$2,916,743	$2,922,815	$6,209,639	$5,155,244	$3,946,873	$4,007,621
Guaranteed portions of loans sold	594,044	588,592	1,182,871	980,973	877,551	580,889
Outstanding balance of guaranteed loans sold (1)	4,125,710	3,685,981	3,897,790	3,379,477	2,986,959	2,668,110

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended June 30,		2026/2025 Increase (Decrease)
	2026	2025	Amount	Percent
Noninterest expense
Salaries and employee benefits	$48,776	$46,008	$2,768	6.0%
Non-employee expenses:
Travel expense	1,933	1,634	299	18.3
Professional services expense	2,938	2,874	64	2.2
Advertising and marketing expense	2,734	4,420	(1,686)	(38.1)
Occupancy expense	2,364	2,369	(5)	(0.2)
Technology expense	9,608	10,066	(458)	(4.5)
Equipment expense	3,662	3,685	(23)	(0.6)
Other loan origination and maintenance expense	4,864	4,190	674	16.1
Renewable energy tax credit investment impairment	26	270	(244)	(90.4)
FDIC insurance	4,788	3,545	1,243	35.1
Other expense	2,832	6,161	(3,329)	(54.0)
Total non-employee expenses	35,749	39,214	(3,465)	(8.8)
Total noninterest expense	$84,525	$85,222	$(697)	(0.8)%

	Six Months Ended June 30,		2026/2025 Increase (Decrease)
	2026	2025	Amount	Percent
Noninterest expense
Salaries and employee benefits	$98,130	$91,537	$6,593	7.2%
Non-employee expenses:
Travel expense	3,396	3,698	(302)	(8.2)
Professional services expense	5,454	5,898	(444)	(7.5)
Advertising and marketing expense	5,785	8,085	(2,300)	(28.4)
Occupancy expense	4,774	5,106	(332)	(6.5)
Technology expense	19,357	19,317	40	0.2
Equipment expense	7,355	7,430	(75)	(1.0)
Other loan origination and maintenance expense	10,783	8,775	2,008	22.9
Renewable energy tax credit investment impairment	26	270	(244)	(90.4)
FDIC insurance	9,189	7,096	2,093	29.5
Other expense	5,569	8,817	(3,248)	(36.8)
Total non-employee expenses	71,688	74,492	(2,804)	(3.8)
Total noninterest expense	$169,818	$166,029	$3,789	2.3%
Total noninterest expense for the three and six months ended June 30, 2026, decreased $697 thousand, or 0.8%, and increased $3.8 million, or 2.3%, compared to the same periods in 2025. The changes within noninterest expense for the comparable three and six month periods was largely driven by components discussed below.
Salaries and employee benefits: Total personnel expense for the three and six months ended June 30, 2026 increased by $2.8 million, or 6.0%, and $6.6 million, or 7.2%, compared to the same periods in 2025, respectively. The increase over both comparative periods of 2025 is principally related to investment in human resources to support strategic and growth initiatives. Salaries and employee benefits expense included $7.4 million and $14.2 million of stock-based compensation for the three and six months ended June 30, 2026, respectively, compared to $6.9 million and $13.7 million for the three and six months ended June 30, 2025, respectively. Expenses related to the employee stock purchase program, stock grants, stock option compensation and restricted stock expense are all considered stock-based compensation.
Advertising and marketing expense: For the three and six months ended June 30, 2026, advertising and marketing expense decreased $1.7 million, or 38.1%, and $2.3 million, or 28.4%, compared to the same periods in 2025. The decrease was largely related to lower levels of promotional spending.
Other loan origination and maintenance expense: For the three and six months ended June 30, 2026, other loan origination and maintenance expense increased $674 thousand, or 16.1%, and $2.0 million, or 22.9%, compared to the same periods in 2025. This increase was primarily related to maintenance of the Company's ongoing growth in the guaranteed loan portfolio.
FDIC insurance: For the three and six months ended June 30, 2026, FDIC insurance increased $1.2 million, or 35.1%, and $2.1 million, or 29.5%, compared to the same periods in 2025. This increase is largely the product of the Company’s continued growth combined with increased FDIC assessment rates.
Other expense: For the three and six months ended June 30, 2026, other expense decreased $3.3 million, or 54.0%, and $3.2 million, or 36.8%, respectively, compared to the same periods in 2025. The decrease over both comparative periods was principally driven by a $2.8 million loss arising from the early buyout of the Company's sole bioenergy lease in the second quarter of 2025.

Income Tax Expense
For the three months ended June 30, 2026, income tax expense was $9.1 million compared to income tax expense of $7.8 million in the second quarter of 2025, and the Company’s effective tax rates were 19.9% and 25.0%, respectively. For the six months ended June 30, 2026, income tax expense was $19.3 million compared to $11.3 million for the six months ended June 30, 2025, and the Company’s effective tax rates were 22.4% and 25.4%, respectively. The higher level of income tax expense over both comparative periods was largely the result of heightened pretax income during the current year, partially offset by a $2.1 million benefit associated with tax credit purchases during the second quarter of 2026.
Discussion and Analysis of Financial Condition
June 30, 2026 vs. December 31, 2025
Total assets at June 30, 2026 were $16.04 billion, an increase of $903.4 million, or 6.0%, compared to total assets of $15.13 billion at December 31, 2025. The growth in total assets was principally driven by total loans and leases held for investment and held for sale increasing by $749.0 million, or 6.0%, in 2026, from $12.39 billion at December 31, 2025 to $13.14 billion at June 30, 2026. This growth was a result of strong origination activity during the first half of 2026 of $2.92 billion.
Total deposits were $14.55 billion at June 30, 2026, an increase of $858.9 million, or 6.3%, from $13.69 billion at December 31, 2025. The increase in total deposits from the prior period was to support growth in the loan and lease portfolio as well as the Company's targeted liquidity levels. At June 30, 2026, the Bank’s total uninsured deposits were approximately $2.44 billion, or 16.6%, of total deposits.
Total shareholders' equity was $1.32 billion at June 30, 2026, an increase of $62.8 million, or 5.0%, from $1.25 billion at December 31, 2025. The increase in total shareholders' equity from the prior period was largely due to net income of $66.7 million.

Commercial Real Estate
Commercial real estate loans as indicated by the FDIC include loans secured by the following: construction, land development, multifamily property and nonfarm, nonresidential real property. The following table provides information with respect to commercial real estate loans as of June 30, 2026.

	Guaranteed	Unguaranteed	Total (1)
Held for Investment Loans:
Owner Occupied
Small Business Banking	$1,433,423	$1,434,808	$2,868,231
Commercial Banking	14,200	61,821	76,021
Total	1,447,623	1,496,629	2,944,252
Non-Owner Occupied
Small Business Banking	424,729	957,080	1,381,809
Commercial Banking	17,261	1,519,308	1,536,569
Total	441,990	2,476,388	2,918,378
Total Held for Investment Commercial Real Estate	$1,889,613	$3,973,017	$5,862,630
Held for Sale Loans:
Owner Occupied
Small Business Banking	$96,222	$—	$96,222
Total	96,222	—	96,222
Non-Owner Occupied
Small Business Banking	208,186	—	208,186
Total	208,186	—	208,186
Total Held for Sale Commercial Real Estate	$304,408	$—	$304,408
Total Commercial Real Estate Loans	$2,194,021	$3,973,017	$6,167,038
% of Total Commercial Real Estate Loans	35.6%	64.4%	100.0%
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
Total nonperforming assets, including loans measured at fair value, at June 30, 2026 were $542.5 million, which represented a $29.7 million, or 5.2%, decrease from December 31, 2025. These nonperforming assets at June 30, 2026 were comprised of $531.5 million in nonaccrual loans and leases and $11.0 million in foreclosed assets. Of the $542.5 million of nonperforming assets, $407.2 million carried a government guarantee, leaving an unguaranteed exposure of $135.3 million in total nonperforming assets at June 30, 2026. This represents an increase of $24.1 million, or 21.6%, from an unguaranteed exposure of $111.2 million at December 31, 2025.

The following table provides information with respect to nonperforming assets, excluding loans measured at fair value, at the dates indicated.

	June 30, 2026 (1)	December 31, 2025 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$470,755	$501,157
Foreclosed assets	11,017	8,208
Total nonperforming assets	$481,772	$509,365
Allowance for credit losses on loans and leases	$193,417	$192,264
Total nonperforming loans and leases to total loans and leases held for investment	3.80%	4.28%
Total nonperforming loans and leases to total assets	2.98%	3.37%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.56%	1.64%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	41.09%	38.36%

Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S. government (all on nonaccrual)	$346,419	$399,786
Foreclosed assets guaranteed by the U.S. government	7,976	6,798
Total nonperforming assets guaranteed by the U.S. government	$354,395	$406,584
Allowance for credit losses on loans and leases	$193,417	$192,264
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	1.00%	0.87%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.79%	0.68%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S. government	155.56%	189.66%

(1)	Excludes loans measured at fair value.
Nonperforming assets, excluding loans measured at fair value, at June 30, 2026 were $481.8 million, which represented a $27.6 million, or 5.4%, decrease from December 31, 2025. These nonperforming assets at June 30, 2026 were comprised of $470.8 million in nonaccrual loans and leases and $11.0 million in foreclosed assets. Of the $481.8 million of nonperforming assets, $354.4 million carried a government guarantee, leaving an unguaranteed exposure of $127.4 million in total nonperforming assets at June 30, 2026. This represents an increase of $24.6 million, or 23.9%, from an unguaranteed exposure of $102.8 million at December 31, 2025.
See the below discussion related to the change in potential problem and individually evaluated loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.
As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 34.2% at June 30, 2026, compared to 39.0% at December 31, 2025. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at June 30, 2026 and December 31, 2025 were 9.0% and 7.9%, respectively.
As of June 30, 2026, and December 31, 2025, potential problem (also referred to as criticized or Risk Grade 50) and classified loans and leases, excluding loans measured at fair value, totaled $1.23 billion and $1.39 billion, respectively. The following is a discussion of these loans and leases. Risk Grades 50 through 80 represent the spectrum of criticized and classified loans and leases. For a complete description of the risk grading system, see “Credit Quality Indicators” in Note 3 in the notes to consolidated financial statements in the Company’s 2025 Form 10-K. At June 30, 2026, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $628.9 million and total portfolio unguaranteed exposure risk was $601.6 million, or 6.5% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2025 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $669.8 million and total portfolio unguaranteed exposure risk was $719.9 million, or 8.6% of total held for investment unguaranteed exposure carried at historical cost.

As of June 30, 2026 and December 31, 2025, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases:

As of June 30, 2026		As of December 31, 2025
Vertical	% of Criticized and Classified Loans and Leases	Vertical	% of Criticized and Classified Loans and Leases
General Lending	13.7%	General Lending	11.8%
Healthcare	6.7	Solar Energy	7.5
Sponsor Finance	6.6	Senior Housing	6.1
Auto Care + Auto Dealerships	6.6	Bioenergy	6.1
Self Storage	5.7	Sponsor Finance	6.1
Solar Energy	4.8	Auto Care + Auto Dealerships	5.9
ABL General	4.8	Healthcare	5.4
Wine and Craft Beverages	4.7	Self Storage	5.4
RV Parks	4.6	RV Parks	4.0
% of Total Criticized and Classified Loans	58.2%	% of Total Criticized and Classified Loans	58.3%
Of the above listed verticals, Senior Housing, Sponsor Finance, Bioenergy, ABL General, and Solar Energy are within the Company’s Commercial Banking division, the remainder of the above listed verticals are within the Small Business Banking division. The total $159.1 million decrease in potential problem and classified loans and leases in the first six months of 2026 was comprised of $82.8 million in decreased levels of Risk Grade 50 loans and leases, as discussed below, and $76.4 million in decreased levels of classified loans. The overall decrease in classified loans in the first half of 2026 was largely driven by one $84.9 million Renewable Energy relationship that was moved out of loans resulting in no losses in the first quarter due to the combination of a sale and related government guarantee. The remainder of the overall decrease is due to isolated borrower-specific credit migrations, including movement of several larger individual exposures and isolated industries into classified status based on performance trends identified through ongoing credit reviews. These changes largely reflect the effects of normal growth and isolated borrower performance migrations rather than any systemic credit deterioration. The Company believes that its underwriting and credit quality standards have remained high and continues to consider changing economic conditions as well as the current interest rate environment.
Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank considers an “insignificant period of time” from payment deferrals to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is experiencing financial stress and how the event has impacted the ability of the customer to repay the loan or lease long term. These types of deferrals are generally granted 90 days at a time. Collection efforts are typically escalated if, after two or three deferral periods, the cash flow event has not been resolved. At June 30, 2026, the Company had a total of $78.3 million in loans modified in 2026 to borrowers experiencing financial difficulty, excluding loans measured at fair value, $71.2 million of which remained current and $63.2 million of which are for an other-than-insignificant payment delay or term extension.
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 50. At June 30, 2026, and December 31, 2025, Risk Grade 50 loans and leases, excluding loans measured at fair value, totaled $644.5 million and $727.2 million, respectively, for a decrease of $82.8 million. Relative to total held for investment unguaranteed loan exposure carried at historical cost at December 31, 2025 and June 30, 2026, unguaranteed Risk Grade 50 loans and leases decreased from $465.7 million, or 5.5%, to $401.7 million, or 4.3%, respectively.

The largest year-to-date changes in Risk Grade 50 loans and leases carried at historical cost were within the following verticals:

June 30, 2026 vs. December 31, 2025 Increase (Decrease)
Vertical	$	%
ABL General	$34,995	42.3%
Agriculture	9,035	10.9
Wine and Craft Beverages	9,017	10.9
Care Services	8,957	10.8
Service Contractors	7,660	9.3
Venture Banking	7,453	9.0
Self Storage	(7,551)	(9.1)
Funeral Homes and Cemeteries	(11,560)	(14.0)
Emerging Markets	(15,396)	(18.6)
Sponsor Search	(20,700)	(25.0)
Government Contract	(28,026)	(33.9)
Senior Housing	(37,634)	(45.5)
Solar Energy	(45,558)	(55.1)
Total of largest changes in Risk Grade 50 loans and leases	$(89,308)	(108.0)%
The change in Risk Grade 50 loans and leases, exclusive of loans measured at fair value, during the first six months of 2026 was principally confined to 13 verticals, as reflected above. Of the above listed verticals, ABL General, Venture Banking, Emerging Markets, Government Contract, Senior Housing, and Solar Energy are within the Company’s Commercial Banking division and the remainder of the above listed verticals are within the Small Business Banking division.
At June 30, 2026, approximately 97.3% of loans and leases classified as Risk Grade 50 are performing with no relationships having payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
Allowance for Credit Losses on Loans and Leases
The ACL of $192.3 million at December 31, 2025, increased by $1.2 million, or 0.6%, to $193.4 million at June 30, 2026. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.6% at both December 31, 2025 and June 30, 2026. The increase in the ACL during the first six months of 2026 was primarily the result of loan growth, partially offset by improving credit migration. See also the above section captioned “Provision for Credit Losses” in “Results of Operations” for related information.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have increased by $2.3 million since December 31, 2025. Total loans and leases 90 or more days past due decreased $35.3 million, or 8.8%, compared to December 31, 2025. This decrease was comprised of a $22.6 million increase in unguaranteed exposure combined with a $58.0 million decrease in the guaranteed portion of past due loans compared to December 31, 2025. At June 30, 2026 and December 31, 2025, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 1.3% and 0.9%, respectively. Total unguaranteed loans and leases past due, inclusive of loans measured at fair value, were $117.4 million, an increase of $40.3 million, as of June 30, 2026 compared to December 31, 2025. Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $193.4 million at June 30, 2026 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Unaudited Condensed Consolidated Financial Statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the fair value of unpledged investment securities; and (d) availability under lines of credit, FHLB advances and the Federal Reserve Discount Window. A primary tool in the Company's liquidity management process is the utilization of an Outflow Coverage Ratio (“OCR”) model to stress outflows in various scenarios with targeted days of liquidity coverage. The OCR model output is then used by management to ensure adequate liquidity sources are available during those future periods. At June 30, 2026, the total amount of these four liquidity source items was $5.07 billion, or 31.6% of total assets, a decrease of 0.7% of total assets from $4.89 billion, or 32.3% of total assets, at December 31, 2025.
As of June 30, 2026 and December 31, 2025, the Company’s unused borrowing capacity was $4.08 billion and $3.97 billion, respectively, based upon securities and loans identified as available for collateral. Unused borrowing capacity consists of access through the Federal Reserve Bank's discount window, available lines of credit with the Federal Home Loan Bank and other correspondent banks, and access to a repurchase agreement. If additional collateral is available, the Company's aggregate borrowing capacity with all of the above sources is $7.75 billion and $7.54 billion as of June 30, 2026 and December 31, 2025, respectively.
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
At June 30, 2026, $508.4 million of the investment securities portfolio were pledged for unused borrowing capacity, leaving $959.5 million available to be pledged as collateral.
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
Asset/Liability Management and Interest Rate Sensitivity
One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure the repricing differences, or interest rate gaps, between interest-earning assets and interest-bearing liabilities, across various time periods. As of June 30, 2026, the balance sheet’s total cumulative gap position was 6.4%, meaning that over the entire life of the Company's assets and liabilities, more assets will reprice than liabilities. For further information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, or growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of instantaneous parallel interest rate shocks applied to a static balance sheet and non-parallel interest rate shocks applied to a dynamic balance sheet to measure interest rate risk. As of June 30, 2026, the Company’s interest rate risk profile under the instantaneous parallel interest rate shock scenarios applied to a static balance sheet is moderately asset-sensitive. For more information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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

Capital amounts and ratios as of June 30, 2026, and December 31, 2025, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - June 30, 2026
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,233,039	10.42%	$532,583	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,478,033	12.49	946,814	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	1,329,305	11.23	710,110	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	1,329,305	8.59	618,882	4.00	N/A	N/A
Bank - June 30, 2026
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,230,412	10.46%	$529,095	4.50%	$764,249	6.50%
Total Capital (to Risk-Weighted Assets)	1,378,183	11.72	940,614	8.00	1,175,767	10.00
Tier 1 Capital (to Risk-Weighted Assets)	1,230,412	10.46	705,460	6.00	940,614	8.00
Tier 1 Capital (to Average Assets)	1,230,412	7.99	615,797	4.00	769,747	5.00
Consolidated - December 31, 2025
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,162,337	10.53%	$496,712	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,397,451	12.66	883,043	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	1,258,603	11.40	662,282	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	1,258,603	8.48	593,767	4.00	N/A	N/A
Bank - December 31, 2025
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,147,133	10.46%	$493,607	4.50%	$712,987	6.50%
Total Capital (to Risk-Weighted Assets)	1,285,129	11.72	877,523	8.00	1,096,904	10.00
Tier 1 Capital (to Risk-Weighted Assets)	1,147,133	10.46	658,142	6.00	877,523	8.00
Tier 1 Capital (to Average Assets)	1,147,133	7.77	590,666	4.00	738,333	5.00

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
Accounting policies, including those for the Company's critical accounting policies, as described in detail in the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. The Company’s most critical accounting policy and estimate is the ACL. This estimate requires the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. Except as described in Note 1. Basis of Presentation, there were no changes related to critical accounting policies and estimates during 2026.
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
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 6.4% as of June 30, 2026, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments. Cumulative gap is a useful measure to monitor balance sheet match-funding, yet economic value of equity and net interest income simulations, discussed below, are more useful in understanding potential impacts to earnings from a change in interest rates.
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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending June 30, 2027 and 2028, and the Company’s EVE sensitivity at June 30, 2026 under instantaneous parallel interest rate shocks assuming a static balance sheet. The simulation uses projected repricing of assets and liabilities at June 30, 2026, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, deposit betas and lags and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the results shown below as it will include growth considerations and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point Change in Interest Rates	12 Months Ending June 30, 2027	12 Months Ending June 30, 2028	As of June 30, 2026
+300	20.0%	14.5%	(5.9%)
+200	13.7	10.0	(3.3)
+100	6.8	5.0	(1.3)
-100	(5.7)	(4.2)	0.6
-200	(9.2)	(7.0)	0.7
-300	(10.7)	(8.6)	1.4
Rates are increased instantaneously at the beginning of the projection. Under this instantaneous parallel interest rate shock, with a static balance sheet NII simulation, the Company is moderately asset sensitive in the initial year, as the Company’s large variable rate loan portfolio reprices the full amount of the assumed change in interest rates, while the large retail savings and short-term retail certificates of deposit portfolio will reprice with an assumed beta. The Company is moderately asset sensitive in the second year of the projection due to interest rates increasing or decreasing for the full year, the Company’s loan portfolio continuing to reprice, and also due to the other assumptions used in the analysis as noted previously. Interest rates do not normally move all at once or evenly over time, but management believes that the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.
The EVE analysis shows that the Company would theoretically lose market value in a rising rate environment. This is largely driven by the Company’s longer asset duration, primarily consisting of investments and loans, versus the shorter duration of its funding portfolio, primarily consisting of retail savings and short-term retail certificates of deposit.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2026, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of June 30, 2026, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
Other than the implementation of the measures outlined in the remediation plan for the material weakness described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We expect that the remediation of the material weakness will be completed by the end of fiscal year 2026.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of June 30, 2026, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c)    Insider Trading Arrangements. During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

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

10.1	Form of 2026 RSU Award Agreement for non-employee directors* #
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: August 4, 2026	By:	/s/ Walter J. Phifer
Walter J. Phifer
Chief Financial Officer