Form 10-Q
period 2026-09-30
Live Oak Bancshares, Inc.
filed 2026-11-03
CIK 1462120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
As of November 2, 2026, there were 46,377,874 shares of the registrant’s voting common stock outstanding.

Live Oak Bancshares, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Live Oak Bancshares, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2026 (unaudited) and December 31, 2025
(Dollars in thousands)

	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$1,099,902	$864,904
Certificates of deposit with other banks	250	250
Investment securities available-for-sale	1,500,709	1,427,401
Loans held for sale	496,807	420,055
Loans and leases held for investment (includes $216,615 and $260,625 measured at fair value, respectively)	13,373,047	11,973,622
Allowance for credit losses on loans and leases	(213,630)	(192,264)
Net loans and leases	13,159,417	11,781,358
Premises and equipment, net	220,894	240,203
Foreclosed assets	8,484	8,208
Servicing assets (includes $71,033 and $62,941 measured at fair value, respectively)	71,215	63,155
Other assets	407,897	329,244
Total assets	$16,965,575	$15,134,778
Liabilities and shareholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$638,332	$515,051
Interest-bearing	14,829,843	13,173,608
Total deposits	15,468,175	13,688,659
Borrowings	99,793	102,404
Other liabilities	85,373	89,609
Total liabilities	15,653,341	13,880,672
Shareholders’ equity
Series A preferred stock, no par value, 1,000,000 shares authorized, 100,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	96,266	96,266
Class A common stock, no par value, 100,000,000 shares authorized, 46,377,874 and 46,032,402 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	404,119	388,389
Retained earnings	892,626	809,885
Accumulated other comprehensive loss	(84,743)	(44,672)
Total shareholders' equity attributed to Live Oak Bancshares, Inc.	1,308,268	1,249,868
Non-controlling interest	3,966	4,238
Total shareholders’ equity	1,312,234	1,254,106
Total liabilities and shareholders’ equity	$16,965,575	$15,134,778
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three and nine months ended September 30, 2026 and 2025 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income
Loans and fees on loans	$237,270	$211,599	$673,104	$611,728
Investment securities, taxable	14,254	12,175	40,674	34,912
Other interest earning assets	7,953	7,654	21,280	22,177
Total interest income	259,477	231,428	735,058	668,817
Interest expense
Deposits	124,850	114,266	352,473	338,534
Borrowings	1,618	1,677	4,838	5,045
Total interest expense	126,468	115,943	357,311	343,579
Net interest income	133,009	115,485	377,747	325,238
Provision for credit losses	54,700	22,242	100,600	74,458
Net interest income after provision for credit losses	78,309	93,243	277,147	250,780
Noninterest income
Loan servicing revenue	9,710	8,812	27,998	25,675
Loan servicing asset revaluation	(2,605)	(4,360)	(10,370)	(12,145)
Net gains on sales of loans	20,893	17,099	53,872	50,107
Net loss on loans accounted for under the fair value option	(66)	(350)	(940)	(302)
Equity method investments income (loss)	553	(1,470)	(190)	(6,425)
Equity security investments (losses) gains, net	(2,573)	18	(2,573)	1,042
Lease income	2,088	2,179	6,461	7,855
Other noninterest income	14,637	4,917	25,260	13,864
Total noninterest income	42,637	26,845	99,518	79,671
Noninterest expense
Salaries and employee benefits	46,918	49,910	145,048	141,447
Travel expense	1,756	1,618	5,152	5,316
Professional services expense	2,924	1,999	8,378	7,897
Advertising and marketing expense	2,314	1,839	8,099	9,924
Occupancy expense	2,384	2,339	7,158	7,445
Technology expense	10,263	10,234	29,620	29,551
Equipment expense	3,595	3,320	10,950	10,750
Other loan origination and maintenance expense	5,101	4,777	15,884	13,552
Renewable energy tax credit investment impairment	310	336	336	606
FDIC insurance	4,197	3,643	13,386	10,739
Other expense	5,958	3,501	11,527	12,318
Total noninterest expense	85,720	83,516	255,538	249,545
Income before taxes	35,226	36,572	121,127	80,906
Income tax expense	8,961	10,106	28,211	21,385
Net income	26,265	26,466	92,916	59,521
Net loss attributable to non-controlling interest	88	50	272	140
Net income attributable to Live Oak Bancshares, Inc.	26,353	26,516	93,188	59,661
Preferred stock dividends	2,093	954	6,281	954
Net income attributable to common shareholders	$24,260	$25,562	$86,907	$58,707
Basic earnings per share	$0.52	$0.56	$1.88	$1.29
Diluted earnings per share	$0.52	$0.55	$1.86	$1.28
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2026 and 2025 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$26,265	$26,466	$92,916	$59,521
Other comprehensive (loss) income before tax:
Net unrealized (loss) gain on investment securities available-for-sale during the period	(42,606)	12,319	(52,996)	39,727
Other comprehensive (loss) income before tax	(42,606)	12,319	(52,996)	39,727
Income tax benefit (expense)	10,418	(2,956)	12,912	(9,534)
Other comprehensive (loss) income, net of tax	(32,188)	9,363	(40,084)	30,193
Total comprehensive (loss) income	(5,923)	35,829	52,832	89,714
Comprehensive loss attributable to non-controlling interest	88	50	272	140
Total comprehensive (loss) income attributable to Live Oak Bancshares, Inc.	$(5,835)	$35,879	$53,104	$89,854
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three and nine months ended September 30, 2026 and 2025 (unaudited)
(Dollars in thousands)

	Three Months Ended
	Preferred Stock		Common stock		Retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interest	Total equity
	Shares	Amount	Shares	Amount
	Series A		Class A
Balance at June 30, 2026	100,000	$96,266	46,283,620	$399,396	$869,757	$(52,555)	$4,054	$1,316,918
Net income (loss)	—	—	—	—	26,353	—	(88)	26,265
Other comprehensive loss	—	—	—	—	—	(32,188)	—	(32,188)
Issuance of restricted stock	—	—	81,488	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	—	(2,505)	—	—	—	(2,505)
Employee stock purchase program	—	—	12,766	502	—	—	—	502
Restricted stock compensation expense	—	—	—	6,726	—	—	—	6,726
Cash dividends - preferred	—	—	—	—	(2,093)	—	—	(2,093)
Cash dividends ($0.03 per share) - common	—	—	—	—	(1,391)	—	—	(1,391)
Balance at September 30, 2026	100,000	$96,266	46,377,874	$404,119	$892,626	$(84,743)	$3,966	$1,312,234

Balance at June 30, 2025	—	$—	45,686,081	$377,953	$746,450	$(61,514)	$4,376	$1,067,265
Net income (loss)	—	—	—	—	26,516	—	(50)	26,466
Other comprehensive income	—	—	—	—	—	9,363	—	9,363
Issuance of restricted stock	—	—	80,886	—	—	—	—	—
Issuance of Series A preferred stock, net of issuance costs	100,000	96,266	—	—	—	—	—	96,266
Tax withholding related to vesting of restricted stock and other	—	—	—	(2,080)	—	—	—	(2,080)
Employee stock purchase program	—	—	15,403	562	—	—	—	562
Stock option exercises	—	—	73,369	951	—	—	—	951
Restricted stock compensation expense	—	—	—	5,902	—	—	—	5,902
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	—	183	—	—	183
Cash dividends - preferred	—	—	—	—	(954)	—	—	(954)
Cash dividends ($0.03 per share) - common	—	—	—	—	(1,375)	—	—	(1,375)
Balance at September 30, 2025	100,000	$96,266	45,855,739	$383,288	$770,820	$(52,151)	$4,326	$1,202,549

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)
For the three and nine months ended September 30, 2026 and 2025 (unaudited)
(Dollars in thousands)

	Nine Months Ended
	Preferred Stock		Common stock		Retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interest	Total equity
	Shares	Amount	Shares	Amount
	Series A		Class A
Balance at December 31, 2025	100,000	$96,266	46,032,402	$388,389	$809,885	$(44,672)	$4,238	$1,254,106
Net income (loss)	—	—	—	—	93,188	—	(272)	92,916
Other comprehensive loss	—	—	—	—	—	(40,084)	—	(40,084)
Issuance of restricted stock	—	—	272,958	—	—	—	—	—
Tax withholding related to vesting of restricted stock and other	—	—	—	(6,847)	—	—	—	(6,847)
Employee stock purchase program	—	—	30,431	986	—	—	—	986
Stock option exercises	—	—	42,083	595	—	—	—	595
Restricted stock compensation expense	—	—	—	20,996	—	—	—	20,996
Reclassification of accumulated other comprehensive income due to tax rate adjustment	—	—	—	—	—	13	—	13
Cash dividends - preferred	—	—	—	—	(6,281)	—	—	(6,281)
Cash dividends ($0.09 per share) - common	—	—	—	—	(4,166)	—	—	(4,166)
Balance at September 30, 2026	100,000	$96,266	46,377,874	$404,119	$892,626	$(84,743)	$3,966	$1,312,234

Balance at December 31, 2024	$—	$—	45,359,425	$365,607	$715,767	$(82,344)	$4,466	$1,003,496
Net income (loss)	—	—	—	—	59,661	—	(140)	59,521
Other comprehensive income	—	—	—	—	—	30,193	—	30,193
Issuance of restricted stock	—	—	261,390	—	—	—	—	—
Issuance of Series A preferred stock, net of issuance costs	100,000	96,266	—	—	—	—	—	96,266
Tax withholding related to vesting of restricted stock and other	—	—	—	(5,551)	—	—	—	(5,551)
Employee stock purchase program	—	—	38,418	1,221	—	—	—	1,221
Stock option exercises	—	—	196,506	2,497	—	—	—	2,497
Restricted stock compensation expense	—	—	—	19,514	—	—	—	19,514
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	—	—	—	457	—	—	457
Cash dividends - preferred	—	—	—	—	(954)	—	—	(954)
Cash dividends ($0.09 per share) - common	—	—	—	—	(4,111)	—	—	(4,111)
Balance at September 30, 2025	100,000	$96,266	45,855,739	$383,288	$770,820	$(52,151)	$4,326	$1,202,549
See Notes to Unaudited Condensed Consolidated Financial Statements

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2026 and 2025 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$92,916	$59,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,439	20,430
Provision for credit losses	100,600	74,458
Accretion of discount on securities, net	(567)	(445)
Deferred tax (benefit) expense	(17,526)	3,577
Originations of loans held for sale	(1,020,442)	(1,044,930)
Proceeds from sales of loans held for sale	1,017,818	995,641
Net gains on sale of loans held for sale	(53,872)	(50,107)
Net loss on impairment or sale of foreclosed assets	286	(33)
Net loss on loans accounted for under fair value option	940	302
Net change in servicing assets	(8,060)	(6,347)
Purchase of transferable tax credits	(22,966)	—
Net loss on disposal of property and equipment	245	3,517
Impairment on premises and equipment, net	3,229	—
Proceeds received from government guaranteed receivables	113,962	10,278
Equity method investments loss (income)	190	6,425
Equity security investments losses (gains), net	2,573	(1,042)
Net (gain) loss on equity warrant assets	(8,747)	819
Renewable energy tax credit investment impairment	336	606
Restricted stock compensation expense	20,996	19,514
Stock based compensation excess tax deficiency	(129)	(669)
Lease right-of-use assets and liabilities, net	30	(10)
Changes in assets and liabilities:
Other assets	12,863	(2,032)
Other liabilities	(8,805)	129
Net cash provided by operating activities	245,309	89,602
Cash flows from investing activities
Purchases of investment securities available-for-sale	(266,688)	(209,171)
Proceeds from maturities, calls, and principal paydowns of investment securities available-for-sale	140,951	124,327
Proceeds from sale of foreclosed assets	5,961	3,137
Loan and lease originations and principal collections, net	(1,640,724)	(1,327,497)
Purchases of equity security investments	(4,411)	(4,931)
Purchases of equity method investments	(1,844)	(3,781)
Proceeds from sale of equity security investments	440	708
Proceeds from sale of equity method investments	1,557	522
Proceeds from sale of premises and equipment	450	4,361
Purchases of premises and equipment, net	(7,195)	(5,454)
Net cash used by investing activities	(1,771,503)	(1,417,779)

Live Oak Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
For the nine months ended September 30, 2026 and 2025 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities
Net increase in deposits	$1,779,516	$1,530,229
Proceeds from borrowings	106	123
Repayment of borrowings	(2,717)	(7,898)
Stock option exercises	595	2,497
Employee stock purchase program	986	1,221
Proceeds from the issuance of preferred stock, net	—	96,266
Tax withholding related to vesting of restricted stock and other	(6,847)	(5,551)
Shareholder dividend distributions - preferred	(6,281)	(954)
Shareholder dividend distributions - common	(4,166)	(4,111)
Net cash provided by financing activities	1,761,192	1,611,822
Net increase in cash and cash equivalents	234,998	283,645
Cash and cash equivalents, beginning	864,904	608,800
Cash and cash equivalents, ending	$1,099,902	$892,445

Supplemental disclosures of cash flow information
Interest paid	$356,558	$343,299
Income tax paid, net	66,711	16,267

Supplemental disclosures of noncash investing and financing activities
Unrealized holding (losses) gains on investment securities available-for-sale, net of taxes	$(40,084)	$30,193
Transfers from loans and leases to foreclosed real estate and other repossessions or government guaranteed receivable	145,269	35,421
Net transfers between foreclosed assets and government guaranteed receivable	597	33
Transfer of loans held for sale to loans and leases held for investment	132,820	148,037
Transfer of loans and leases held for investment to loans held for sale	153,339	73,162
Transfer from retained earnings to other assets for pro rata portion of equity method investee stock compensation expense	—	457
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
As of September 30, 2026, the Company’s wholly owned material subsidiaries are the Bank, Government Loan Solutions, Inc. (“GLS”), Live Oak Grove, LLC (“Grove”), and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining at the Company's Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. During the fourth quarter of 2024, Live Oak Ventures consolidated its investment in Synply, Inc. (“Synply”) as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions. The non-controlling interest in Synply is disclosed according to the Company’s consolidation policy.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
General
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities Exchange Commission (“SEC”) on February 27, 2026 (SEC File No. 001-37497) (the “2025 Form 10-K”). A summary description of the significant accounting policies followed by the Company is set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2025 Form 10-K. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's 2025 Form 10-K.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Changes in Accounting Estimates
During the first quarter of 2026, the Company enhanced both the quantitative and qualitative components of its ACL estimation process. The Company changed the quantitative component from a discounted cash flow model to a probability of default (“PD”) x loss given default (“LG”) x exposure at default (“EAD”) based credit loss forecasting model to estimate expected credit losses, which incorporates a three-year reasonable-and-supportable forecast period influenced by multiple economic variables inclusive of a reversion to long-run assumptions. Prior to the change, the Company forecasted losses over a one-year reasonable-and-supportable forecast period using a single economic variable. In connection with the implementation of this model, the Company enhanced its qualitative framework to better incorporate and align qualitative adjustments with the updated model. The cumulative effect of these changes was not material.
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
Preferred Stock
On August 4, 2025, the Company issued and sold 4,000,000 depositary shares (the “Depositary Shares”), each representing a 1/40th interest in a share of the Company’s 8.375% Fixed Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value per share (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock (equivalent to $25 per Depositary Share), which represents $100.0 million in aggregate liquidation preference. Net proceeds, after underwriting discounts and expenses, totaled $96.3 million. Holders of the Series A Preferred Stock and Depositary Shares will not have voting rights, except with respect to certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. The Company may redeem the Series A Preferred Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after September 15, 2030 or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in either case at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends.
During the three and nine months ended September 30, 2026, cash dividends of $0.52344 and $1.57032, respectively, per Depositary Share of its Series A Preferred Stock were declared and paid.
Income Taxes
During the second quarter ended June 30, 2026, the Company purchased $25.0 million 2025 transferable renewable energy credits for $22.9 million, which resulted in a reduction to income tax expense of $2.1 million. The Company accounts for purchased credits under ASC 740, Income Taxes, and recorded the transferred credits as an increase to income tax receivable within other assets on the Condensed Consolidated Balance Sheet.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The effect of the above revision on previously reported financial statements is presented below:

	As previously reported	Impact of revision	As revised
Consolidated statement of income for three months ended September 30, 2025
Net gains on sales of loans	$20,868	$(3,769)	$17,099
Total noninterest income	30,614	(3,769)	26,845

Salaries and employee benefits	$52,817	$(2,907)	$49,910
Travel expense	2,480	(862)	1,618
Total noninterest expense	87,285	(3,769)	83,516

Consolidated statement of income for nine months ended September 30, 2025
Net gains on sales of loans	$61,157	$(11,050)	$50,107
Total noninterest income	90,721	(11,050)	79,671

Salaries and employee benefits	$149,962	$(8,515)	$141,447
Travel expense	7,851	(2,535)	5,316
Total noninterest expense	260,595	(11,050)	249,545

Consolidated statement of cash flows for the nine months ended September 30, 2025
Operating activities:
Net gains on sale of loans held for sale	$(61,157)	$11,050	$(50,107)
Net cash provided by operating activities	78,552	11,050	89,602

Investing activities:
Net change in loans and leases	$(1,316,447)	$(11,050)	$(1,327,497)
Net cash used by investing activities	(1,406,729)	(11,050)	(1,417,779)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per share:
Net income attributable to common shareholders	$24,260	$25,562	$86,907	$58,707
Weighted-average basic shares outstanding	46,325,262	45,780,794	46,243,893	45,632,313
Basic earnings per share	$0.52	$0.56	$1.88	$1.29
Diluted earnings per share:
Net income attributable to common shareholders	$24,260	$25,562	$86,907	$58,707
Total weighted-average basic shares outstanding	46,325,262	45,780,794	46,243,893	45,632,313
Add effect of dilutive stock options and restricted stock grants	543,861	436,164	414,339	324,522
Total weighted-average diluted shares outstanding	46,869,123	46,216,958	46,658,232	45,956,835
Diluted earnings per share	$0.52	$0.55	$1.86	$1.28
Anti-dilutive stock options and restricted stock grants	6,202	490,788	465,373	1,389,056
Note 4. Investments
Available-for-Sale
The amortized cost, estimated fair value and unrealized gains (losses) are reflected in the following table:

September 30, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$20,012	$—	$787	$19,225
Mortgage-backed securities	1,589,354	2,957	113,765	1,478,546
Municipal bonds	3,132	—	194	2,938
Total	$1,612,498	$2,957	$114,746	$1,500,709

December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$13,603	$27	$13	$13,617
Mortgage-backed securities	1,469,440	8,327	67,088	1,410,679
Municipal bonds	3,151	—	46	3,105
Total	$1,486,194	$8,354	$67,147	$1,427,401
During the three months ended September 30, 2026, five securities totaling $8.3 million were settled. During the nine months ended September 30, 2026, twenty-three securities totaling $42.1 million were settled. During the three months ended September 30, 2025, six securities totaling $12.5 million were settled and one security totaling $3.0 million matured. During the nine months ended September 30, 2025, thirteen securities totaling $29.4 million were settled and two securities totaling $7.0 million matured.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued interest receivable on available-for-sale securities totaled $5.8 million and $5.1 million at September 30, 2026 and December 31, 2025, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
The following tables show debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$16,252	$768	$2,973	$19	$19,225	$787
Mortgage-backed securities	767,213	29,723	570,978	84,042	1,338,191	113,765
Municipal bonds	695	14	2,243	180	2,938	194
Total	$784,160	$30,505	$576,194	$84,241	$1,360,354	$114,746

	Less Than 12 Months		12 Months or More		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$2,970	$13	$2,970	$13
Mortgage-backed securities	120,039	613	709,710	66,475	829,749	67,088
Municipal bonds	3,022	34	83	12	3,105	46
Total	$123,061	$647	$712,763	$66,500	$835,824	$67,147
At September 30, 2026, there were 326 mortgage-backed securities, one U.S. government agency and two municipal bonds in unrealized loss positions for greater than 12 months. There were 140 mortgage-backed securities, four U.S. government agencies and one municipal bond in unrealized loss positions for less than 12 months. Unrealized losses at December 31, 2025 were comprised of 357 mortgage-backed securities, one U.S. government agency and one municipal bond in unrealized loss positions for greater than 12 months. There were 18 mortgage-backed securities and two municipal bonds in unrealized loss positions for less than 12 months.
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
All mortgage-backed securities in the Company’s portfolio at September 30, 2026 and December 31, 2025 were backed by U.S. government sponsored enterprises (“GSEs”).

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following is a summary of investment securities by maturity:

	September 30, 2026
	Available-for-Sale
	Amortized Cost	Fair Value
U.S. government agencies
Within one year	$2,993	$2,973
One to five years	315	309
Five to ten years	16,704	15,943
Total	20,012	19,225
Mortgage-backed securities
Within one year	23,622	23,356
One to five years	288,123	274,031
Five to ten years	151,552	134,259
After 10 years	1,126,057	1,046,900
Total	1,589,354	1,478,546
Municipal bonds
Five to ten years	3,038	2,855
After 10 years	94	83
Total	3,132	2,938
Total	$1,612,498	$1,500,709
The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may prepay sooner than scheduled.
At September 30, 2026, investment securities with a fair value of $476.6 million and amortized cost of $531.7 million were pledged to support unused borrowing capacity. At December 31, 2025, investment securities with a fair value of $565.8 million and amortized cost of $610.1 million were pledged to support unused borrowing capacity.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Method Accounting
The carrying amount and ownership percentage of each equity method investment at September 30, 2026 and December 31, 2025 is reflected in the following table:

	September 30, 2026		December 31, 2025
	Amount	Ownership %	Amount	Ownership %
Canapi Ventures SBIC Fund, LP (1) (5)	$10,538	2.9%	$11,250	2.9%
Canapi Ventures Fund, LP (2) (5)	1,285	1.5	1,374	1.5
Canapi Ventures Fund II, LP (3) (5)	3,638	1.6	3,558	1.6
Canapi Ventures SBIC Fund II, LP (4) (5)	2,864	2.9	2,625	2.9
Affordable housing (6)	14,294	Various	13,457	Various
Solar tax credit investments (7)	3,445	99.0	4,203	99.0
Other (8)	81	Various	231	Various
Total	$36,145		$36,698

(1)	Investment unfunded commitments of $5.2 million and $4.8 million as of September 30, 2026 and December 31, 2025, respectively.
(2)	Investment unfunded commitments of $0.5 million as of September 30, 2026 and December 31, 2025.
(3)	Investment unfunded commitments of $3.5 million and $3.6 million as of September 30, 2026 and December 31, 2025, respectively.
(4)	Investment unfunded commitments of $4.8 million and $4.9 million as of September 30, 2026 and December 31, 2025, respectively.
(5)	Investee is accounted for under equity method due to the Company's potential influence with investment advisor.
(6)
Affordable Housing includes low income housing tax credit (“LIHTC”) in Estrella Landing Apartments LLC (“Estrella Landing”) and Onyx Place Apartments, LLC (“Onyx Place”), in which the Company holds a 99.9% limited member interest. Also included are Cape Fear Collective Impact Opportunity 1 LLC (“Cape Fear Collective 1”) and Cape Fear Collective Impact Opportunity 2 LLC (“Cape Fear Collective 2”) which the Company holds 91.0% and 32.3% of limited member interests, respectively.

(7)
Solar tax credit investments include Green Sun Tenant LLC (“Green Sun”), SVA 2021-2 TE Holdco LLC (“Sun Vest”), EG5 CSP1 Holding LLC (“HEP”), and HRE Lessee I, LLC (“Heelstone”), which the Company holds a 99.0% limited member interest in all investments.

(8)
Other investments includes OTR Fund I, LLC (“OTR”) which the Company holds 5.9% of limited member interests. This investment category also includes the carried interest security related to Canapi Ventures Fund I, L.P.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Security Accounting
The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value for the nine months ended September 30, 2026 and 2025 is reflected in the following table:

	As of and for the nine month period ended
	September 30, 2026	September 30, 2025
Carrying value (1)	$81,528	$85,156
Carrying value adjustments:
Impairment	(2,575)	—
Upward changes for observable prices (2)	—	1,128
Downward changes for observable prices	—	(158)
Net upward (downward) change	$(2,575)	$970

(1)	Investment unfunded commitments of $7.2 million and $6.9 million as of September 30, 2026, and September 30, 2025, respectively.
(2)	The equity securities portfolio has recognized cumulative adjustments of $56.7 million over the life of the equity security portfolio as of September 30, 2026.
For the three and nine months ended September 30, 2026, the Company recognized $2.6 million in unrealized losses on equity securities held at the reporting date. For the three months ended September 30, 2025, the Company recognized a nominal amount of unrealized gains on all equity securities held at the reporting date and $1.0 million for the nine months ended September 30, 2025.
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
Affordable Housing
The Company has equity investments in two limited liability company LIHTCs that qualify as affordable housing projects, managed by an unrelated general partner. The Company accounts for the investments under the proportional amortization method. Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. The Company also has equity interests in two limited liability companies that invest in the acquisition, rehabilitation, or new construction of local qualified housing projects which are accounted for as equity method investments.
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
The Company’s maximum exposure to loss from unconsolidated VIEs includes the investment recorded on the Company’s Unaudited Condensed Consolidated Balance Sheets, unfunded commitments, and other obligations, as applicable. For tax credit investments, the balance sheet figures are net of any impairment recognized, if applicable, and includes previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes the potential for loss from these investments is remote, the maximum exposure for solar tax credit investments was determined by assuming a scenario where related tax credits were recaptured.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a summary of the VIEs that the Company has not consolidated as of September 30, 2026 and December 31, 2025:

September 30, 2026	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$3,445	$17,530	$—	Other assets (1)
Affordable housing	14,294	35,227	—	Other assets (2)
Canapi Funds	18,406	32,363	—	Other assets (3)
Non-marketable and other equity investments	5,823	13,009	—	Other assets (4)

December 31, 2025	Investment Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Solar tax credit investments	$4,203	$27,644	$—	Other assets (5)
Affordable housing	13,457	14,399	—	Other assets (6)
Canapi Funds	19,039	32,858	—	Other assets (7)
Non-marketable and other equity investments	4,872	10,976	—	Other assets (8)

(1)	Maximum exposure to loss includes $3.4 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $14.1 million.
(2)
Maximum exposure to loss includes $14.3 million of current investments, $8.3 million in unfunded commitments, $11.7 million construction loan, and a scenario in which $1.2 million in related tax credits are recaptured.

(3)	Maximum exposure to loss includes $18.4 million of current investments and $14.0 million in unfunded commitments.
(4)	Maximum exposure to loss includes $5.8 million of current investments and $7.2 million in unfunded commitments.
(5)	Maximum exposure to loss includes $4.2 million of current investments and a scenario in which related tax credits are recaptured, collectively totaling $23.4 million.
(6)	Maximum exposure to loss includes $13.5 million of current investments and a scenario in which $0.9 million in related tax credits are recaptured.
(7)	Maximum exposure to loss includes $19.0 million of current investments and $13.8 million in unfunded commitments.
(8)	Maximum exposure to loss includes $4.9 million of current investments and $6.1 million in unfunded commitments.

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

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
September 30, 2026
Commercial & Industrial
Small Business Banking	$2,495,218	$29,607	$130,493	$160,100	$2,655,318	$67,541	$2,722,859
Commercial Banking	3,324,690	15,657	40,673	56,330	3,381,020	38,148	3,419,168
Total	5,819,908	45,264	171,166	216,430	6,036,338	105,689	6,142,027
Construction & Development
Small Business Banking	754,557	7,371	7,577	14,948	769,505	—	769,505
Commercial Banking	93,193	—	—	—	93,193	—	93,193
Total	847,750	7,371	7,577	14,948	862,698	—	862,698
Commercial Real Estate
Small Business Banking	3,665,500	25,132	139,124	164,256	3,829,756	79,687	3,909,443
Commercial Banking	1,646,990	7,539	24,899	32,438	1,679,428	9,414	1,688,842
Total	5,312,490	32,671	164,023	196,694	5,509,184	89,101	5,598,285
Commercial Land
Small Business Banking	783,720	2,810	11,285	14,095	797,815	21,825	819,640
Total	783,720	2,810	11,285	14,095	797,815	21,825	819,640
Total	$12,763,868	$88,116	$354,051	$442,167	$13,206,035	$216,615	$13,422,650
Retained Loan Discount and Net Deferred Costs							$(49,603)
Loans and Leases, Net							$13,373,047

Guaranteed Balance	$2,876,452	$50,600	$271,240	$321,840	$3,198,292	$57,594	$3,255,886
% Guaranteed	22.5%	57.4%	76.6%	72.8%	24.2%	26.6%	24.3%

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Current or Less than 30 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option (1)	Total Loans and Leases
December 31, 2025
Commercial & Industrial
Small Business Banking	$2,370,184	$23,406	$127,090	$150,496	$2,520,680	$87,532	$2,608,212
Commercial Banking	2,833,724	8,702	111,857	120,559	2,954,283	40,832	2,995,115
Total	5,203,908	32,108	238,947	271,055	5,474,963	128,364	5,603,327
Construction & Development
Small Business Banking	749,117	—	1,025	1,025	750,142	—	750,142
Commercial Banking	69,538	—	—	—	69,538	—	69,538
Total	818,655	—	1,025	1,025	819,680	—	819,680
Commercial Real Estate
Small Business Banking	3,267,787	12,640	88,089	100,729	3,368,516	91,876	3,460,392
Commercial Banking	1,383,615	4,613	23,257	27,870	1,411,485	15,912	1,427,397
Total	4,651,402	17,253	111,346	128,599	4,780,001	107,788	4,887,789
Commercial Land
Small Business Banking	670,725	—	3,840	3,840	674,565	24,473	699,038
Total	670,725	—	3,840	3,840	674,565	24,473	699,038
Total	$11,344,690	$49,361	$355,158	$404,519	$11,749,209	$260,625	$12,009,834
Retained Loan Discount and Net Deferred Costs							$(36,212)
Loans and Leases, Net							$11,973,622

Guaranteed Balance	$2,974,552	$33,597	$301,737	$335,334	$3,309,886	$69,445	$3,379,331
% Guaranteed	26.2%	68.1%	85.0%	82.9%	28.2%	26.6%	28.1%

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

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
September 30, 2026
Small Business Banking
Pass	$1,162,187	$1,809,140	$1,189,266	$805,186	$804,544	$1,142,684	$197,077	$49,175	$7,159,259
Special Mention	2,442	53,009	65,892	61,229	108,751	101,631	14,028	3,350	410,332
Substandard	384	45,919	108,331	92,588	87,947	134,675	8,955	4,003	482,802
Total	1,165,013	1,908,068	1,363,489	959,003	1,001,242	1,378,990	220,060	56,528	8,052,393
Commercial Banking
Pass	1,082,685	1,305,265	771,725	379,534	188,564	184,008	643,014	134,490	4,689,285
Special Mention	14,625	22,357	29,560	14,481	83,305	27,279	17,668	11,101	220,376
Substandard	—	35,188	68,059	6,750	23,238	58,224	17,112	35,410	243,981
Total	1,097,310	1,362,810	869,344	400,765	295,107	269,511	677,794	181,001	5,153,642
Total	$2,262,323	$3,270,878	$2,232,833	$1,359,768	$1,296,349	$1,648,501	$897,854	$237,529	$13,206,035

Year-To-Date Gross Charge-offs
Small Business Banking	$88	$6,896	$12,553	$16,133	$5,656	$8,159	$14,699	$1,129	$65,313
Commercial Banking	—	—	—	2,384	1,576	156	1,598	13,022	18,736
Total	$88	$6,896	$12,553	$18,517	$7,232	$8,315	$16,297	$14,151	$84,049

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total (1)
December 31, 2025
Small Business Banking
Pass	$1,513,435	$1,245,114	$936,083	$1,000,904	$828,468	$738,567	$154,210	$42,701	$6,459,482
Special Mention	17,102	68,453	64,411	93,132	50,885	80,251	8,763	6,721	389,718
Substandard	30,291	63,432	75,658	115,556	73,330	81,077	23,591	1,768	464,703
Total	1,560,828	1,376,999	1,076,152	1,209,592	952,683	899,895	186,564	51,190	7,313,903
Commercial Banking
Pass	1,434,615	763,382	405,425	248,636	150,616	105,386	581,047	210,917	3,900,024
Special Mention	18,187	73,787	79,971	79,401	40,071	17,734	12,627	15,743	337,521
Substandard	9,000	5,419	—	23,919	107,596	30,552	14,562	6,713	197,761
Total	1,461,802	842,588	485,396	351,956	298,283	153,672	608,236	233,373	4,435,306
Total	$3,022,630	$2,219,587	$1,561,548	$1,561,548	$1,250,966	$1,053,567	$794,800	$284,563	$11,749,209

Year-To-Date Gross Charge-offs
Small Business Banking	$3,472	$5,518	$14,763	$12,693	$5,188	$5,453	$4,352	$2,523	$53,962
Commercial Banking	—	—	—	3,386	9,772	171	337	6,547	20,213
Total	$3,472	$5,518	$14,763	$16,079	$14,960	$5,624	$4,689	$9,070	$74,175

(1)	Excludes $216.6 million and $260.6 million of loans accounted for under the fair value option as of September 30, 2026 and December 31, 2025, respectively.
The following tables present guaranteed and unguaranteed loan and lease balances by asset quality indicator:

September 30, 2026	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$11,848,544	$2,537,667	$9,310,877	21.4%
Special Mention	630,708	255,338	375,370	40.5
Substandard	726,783	405,287	321,496	55.8
Total	$13,206,035	$3,198,292	$10,007,743	24.2%

December 31, 2025	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	% Guaranteed
Pass	$10,359,506	$2,590,030	$7,769,476	25.0%
Special Mention	727,239	261,506	465,733	36.0
Substandard	662,464	458,350	204,114	69.2
Total	$11,749,209	$3,309,886	$8,439,323	28.2%

(1)	Excludes $216.6 million and $260.6 million of loans accounted for under the fair value option as of September 30, 2026 and December 31, 2025, respectively.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Nonaccrual Loans and Leases
As of September 30, 2026 and December 31, 2025, there were no loans greater than 90 days past due and still accruing. There was no interest income recognized on nonaccrual loans and leases during the three and nine months ended September 30, 2026 and 2025. Accrued interest receivable on loans totaled $90.8 million and $85.0 million at September 30, 2026 and December 31, 2025, respectively, and is included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Nonaccrual loans and leases held for investment as of September 30, 2026 and December 31, 2025 are as follows:

September 30, 2026	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Balance with No ACL
Commercial & Industrial
Small Business Banking	$190,642	$172,354	$18,288	$10,364
Commercial Banking	61,274	32,265	29,009	27,466
Total	251,916	204,619	47,297	37,830
Construction & Development
Small Business Banking	22,073	16,655	5,418	2,871
Total	22,073	16,655	5,418	2,871
Commercial Real Estate
Small Business Banking	187,933	132,922	55,011	33,768
Commercial Banking	32,438	7,482	24,956	24,956
Total	220,371	140,404	79,967	58,724
Commercial Land
Small Business Banking	14,329	8,589	5,740	5,555
Total	14,329	8,589	5,740	5,555
Total	$508,689	$370,267	$138,422	$104,980

December 31, 2025	Loan and Lease Balance (1)	Guaranteed Balance	Unguaranteed Balance	Unguaranteed Balance with No ACL
Commercial & Industrial
Small Business Banking	$195,342	$169,818	$25,524	$7,438
Commercial Banking	122,847	111,103	11,744	2,142
Total	318,189	280,921	37,268	9,580
Construction & Development
Small Business Banking	13,282	10,620	2,662	1,342
Total	13,282	10,620	2,662	1,342
Commercial Real Estate
Small Business Banking	127,141	91,099	36,042	17,207
Commercial Banking	36,098	11,454	24,644	16,417
Total	163,239	102,553	60,686	33,624
Commercial Land
Small Business Banking	6,447	5,692	755	533
Total	6,447	5,692	755	533
Total	$501,157	$399,786	$101,371	$45,079

(1)	Excludes loans accounted for under the fair value option. See Note 7. Fair Value of Financial Instruments for additional information.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
When a loan or lease is placed on nonaccrual status, any accrued interest is reversed from loan interest income. The following table summarizes the amount of accrued interest reversed during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026 (1)	2025 (1)	2026 (1)	2025 (1)
Commercial & Industrial	$1,288	$1,292	$3,226	$2,333
Commercial Real Estate	440	1,222	1,717	1,996
Commercial Land	112	—	294	52
Construction & Development	663	—	878	—
Total	$2,503	$2,514	$6,115	$4,381

(1)	Excludes loans accounted for under the fair value option. See Note 7. Fair Value of Financial Instruments for additional information.
The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses, as of September 30, 2026 and December 31, 2025:

	Total Collateral-Dependent Loans		Unguaranteed Portion
September 30, 2026	Real Estate	Business Assets	Real Estate	Business Assets	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$24,999	$13,940	$4,962	$4,464	$72
Commercial Banking	4,583	39,942	1,015	27,028	254
Total	29,582	53,882	5,977	31,492	326
Construction & Development
Small Business Banking	13,192	—	4,277	—	24
Total	13,192	—	4,277	—	24
Commercial Real Estate
Small Business Banking	124,241	—	37,449	—	350
Commercial Banking	24,591	4,986	24,591	303	—
Total	148,832	4,986	62,040	303	350
Commercial Land
Small Business Banking	6,869	—	5,336	—	—
Total	6,869	—	5,336	—	—
Total	$198,475	$58,868	$77,630	$31,795	$700

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Total Collateral-Dependent Loans		Unguaranteed Portion
December 31, 2025	Real Estate	Business Assets	Real Estate	Business Assets	Allowance for Credit Losses
Commercial & Industrial
Small Business Banking	$17,477	$4,107	$4,937	$374	$824
Commercial Banking	—	87,319	—	3,744	600
Total	17,477	91,426	4,937	4,118	1,424
Construction & Development
Small Business Banking	277	—	277	—	—
Total	277	—	277	—	—
Commercial Real Estate
Small Business Banking	85,987	1,990	27,813	690	266
Commercial Banking	20,389	—	15,425	—	—
Total	106,376	1,990	43,238	690	266
Total	$124,130	$93,416	$48,452	$4,808	$1,690
Allowance for Credit Losses - Loans and Leases
See Note 1. Basis of Presentation above for a description of enhancements made to the methodology for the ACL during the first quarter of 2026 and Note 1. Organization and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2025 Form 10-K for a description of the methodologies used to estimate the ACL prior to January 1, 2026.
The following table details activity in the ACL by portfolio segment allowance for the periods presented:

Three Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
September 30, 2026
Beginning Balance	$137,368	$8,523	$45,016	$2,510	$193,417
Charge offs	(29,537)	(1,577)	(2,122)	(275)	(33,511)
Recoveries	1,176	1	157	90	1,424
Provision	43,591	1,640	6,764	305	52,300
Ending Balance	$152,598	$8,587	$49,815	$2,630	$213,630
September 30, 2025
Beginning Balance	$138,960	$6,036	$34,248	$2,987	$182,231
Charge offs	(14,769)	—	(3,171)	—	(17,940)
Recoveries	1,010	—	31	83	1,124
Provision	12,662	304	6,438	881	20,285
Ending Balance	$137,863	$6,340	$37,546	$3,951	$185,700

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended	Commercial & Industrial	Construction & Development	Commercial Real Estate	Commercial Land	Total
September 30, 2026
Beginning Balance	$144,188	$7,224	$37,362	$3,490	$192,264
Charge offs	(73,021)	(1,786)	(8,529)	(713)	(84,049)
Recoveries	8,216	222	687	90	9,215
Provision (Recovery)	73,215	2,927	20,295	(237)	96,200
Ending Balance	$152,598	$8,587	$49,815	$2,630	$213,630
September 30, 2025
Beginning Balance	$129,007	$4,943	$29,501	$4,065	$167,516
Charge offs	(51,609)	—	(6,023)	(178)	(57,810)
Recoveries	1,781	—	893	101	2,775
Provision (Recovery)	58,684	1,397	13,175	(37)	73,219
Ending Balance	$137,863	$6,340	$37,546	$3,951	$185,700
During the three and nine months ended September 30, 2026, the ACL increased primarily as a result of the exited distillery portfolio and continued loan growth.
During the three months ended September 30, 2025, the ACL increased primarily as a result of loan growth and moderating credit trends. During the nine months ended September 30, 2025, the ACL increased primarily as a result of loan growth and the impact of charge-offs amid a challenging macroeconomic environment. Elevated interest rates and inflationary pressures placed financial strain on some small business and commercial borrowers, which resulted in a continued increase in charge-offs.

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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the amortized cost basis of loans that were modified during the three and nine months ended September 30, 2026 and 2025, respectively:

Three Months Ended September 30, 2026	Small Business Banking	Commercial Banking	Total
Other-Than-Insignificant Payment Delay	$4,978	$—	$4,978
Term Extension	4,958	—	4,958
Combination - Term Extension & Interest Rate Reduction	7,507	14,344	21,851
Total Modifications	$17,443	$14,344	$31,787
% of Total Class of Financing Receivable	0.22%	0.28%	0.24%
Nine Months Ended September 30, 2026
Other-Than-Insignificant Payment Delay	$21,484	$2,769	$24,253
Term Extension	21,069	5,350	26,419
Interest Rate Reduction	1,893	13,127	15,020
Combination - Term Extension & Interest Rate Reduction	17,222	18,655	35,877
Combination - Term Extension & Payment Delay	1,747	6,300	8,047
Total Modifications	$63,415	$46,201	$109,616
% of Total Class of Financing Receivable	0.79%	0.90%	0.83%
Three Months Ended September 30, 2025
Other-Than-Insignificant Payment Delay	$94	$13,126	$13,220
Term Extension	5,701	—	5,701
Interest Rate Reduction	2,015	—	2,015
Combination - Payment Delay & Interest Rate Reduction	6,019	—	6,019
Combination - Term Extension & Interest Rate Reduction	8,066	—	8,066
Total Modifications	$21,895	$13,126	$35,021
% of Total Class of Financing Receivable	0.31%	0.48%	0.79%
Nine Months Ended September 30, 2025
Other-Than-Insignificant Payment Delay	$94	$18,653	$18,747
Term Extension	19,949	—	19,949
Interest Rate Reduction	11,807	—	11,807
Combination - Term Extension, Payment Delay, & Interest Rate Reduction	2,906	—	2,906
Combination - Payment Delay & Interest Rate Reduction	6,019	—	6,019
Combination - Term Extension & Interest Rate Reduction	17,953	—	17,953
Combination - Term Extension & Payment Delay	3,009	—	3,009
Total Modifications	$61,737	$18,653	$80,390
% of Total Class of Financing Receivable	0.87%	0.68%	1.55%
As of September 30, 2026, the Company had commitments to lend additional funds to these borrowers totaling $0.7 million. As of September 30, 2025, the Company had a nominal amount of commitments to lend additional funds to these borrowers.
The following table presents an aging analysis of loans that were modified within the twelve months ended September 30, 2026 and 2025, respectively:

September 30, 2026	Small Business Banking	Commercial Banking	Total
Current	$69,875	$48,837	$118,712
30-89 Days Past Due	10,390	2,769	13,159
90 Days or More Past Due	10,135	—	10,135
Total Past Due	$20,525	$2,769	$23,294

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025	Small Business Banking	Commercial Banking	Total
Current	$59,070	$31,296	$90,366
30-89 Days Past Due	423	—	423
90 Days or More Past Due	2,243	—	2,243
Total Past Due	$2,666	$—	$2,666
The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended September 30, 2026
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	2.25%	74
Commercial Banking	2.25%	36

	Nine Months Ended September 30, 2026
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	2.06%	84
Commercial Banking	4.71%	24

	Three Months Ended September 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	2.25%	65

	Nine Months Ended September 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in Months)
Small Business Banking	3.47%	55
The following table presents the loans that were modified during the preceding twelve months and subsequently defaulted during the period.

Three Months Ended September 30, 2026	Small Business Banking	Commercial Banking	Total
Other-Than-Insignificant Payment Delay	$3,818	$—	$3,818
Term Extension	1,520	—	1,520
Total Subsequently Defaulted	$5,338	$—	$5,338

Nine Months Ended September 30, 2026	Small Business Banking	Commercial Banking	Total
Other-Than-Insignificant Payment Delay	$10,812	$—	$10,812
Term Extension	4,225	—	4,225
Total Subsequently Defaulted	$15,037	$—	$15,037
At September 30, 2025, there were no loans that defaulted after being modified during the preceding twelve months.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 6. Servicing Assets
Loans serviced for others are not included in the accompanying Unaudited Condensed Consolidated Balance Sheets. The unpaid principal balance of loans serviced for others requiring recognition of a servicing asset was $4.4 billion and $4.0 billion at September 30, 2026 and December 31, 2025, respectively. The unpaid principal balance for all loans serviced for others was $6.3 billion and $5.6 billion at September 30, 2026 and December 31, 2025, respectively.
The following table summarizes the activity pertaining to servicing rights measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$66,575	$60,085	$62,941	$55,788
Additions, net	7,063	6,596	18,462	18,678
Fair value changes:
Due to changes in valuation inputs or assumptions	1,383	(1,545)	1,847	(2,765)
Decay due to increases in principal paydowns or runoff	(3,988)	(2,815)	(12,217)	(9,380)
Balance at end of period	$71,033	$62,321	$71,033	$62,321
See Note 7. Fair Value of Financial Instruments for further details about servicing assets measured at fair value.
The fair value of servicing rights was determined using a weighted average discount rate of 13.0% at September 30, 2026 and 13.3% at September 30, 2025. The fair value of servicing rights was determined using a weighted average prepayment speed of 16.7% at September 30, 2026 and 16.1% at September 30, 2025, with the actual rate depending on the stratification of the specific right. Changes to fair value are reported in loan servicing asset revaluation within the Unaudited Condensed Consolidated Statements of Income.
The table below reflects the sensitivity of the current fair value of servicing assets to immediate adverse changes in the above key assumptions with all other assumptions remaining static:

	As of September 30, 2026	As of December 31, 2025
Fair value of servicing rights	$71,033	$62,941
	Incremental Increase (Decrease) in Value	Incremental Increase (Decrease) in Value
Prepayment Speed
20% increase	($4,447)	($3,794)
10% increase	(2,260)	(1,830)
Discount Rate
200 basis point increase	(3,143)	(2,586)
100 basis point increase	(1,567)	(1,189)
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
Recurring Fair Value
The table below provides a rollforward of the fair value of the Level 3 equity warrant assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
Equity Warrant Assets	2026	2025	2026	2025
Balance at beginning of period	$2,065	$6,745	$1,775	$7,162
New equity warrant assets	108	109	325	376
Changes in fair value, net	8,671	(400)	8,747	(819)
Settlements	(8,780)	—	(8,783)	(265)
Balance at end of period	$2,064	$6,454	$2,064	$6,454
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

September 30, 2026	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$19,225	$—	$19,225	$—
Mortgage-backed securities	1,478,546	—	1,478,546	—
Municipal bonds (1)	2,938	—	2,855	83
Loans held for investment (2)	216,615	—	—	216,615
Servicing assets (3)	71,033	—	—	71,033
Equity warrant assets	2,064	—	—	2,064
Total assets at fair value	$1,790,421	$—	$1,500,626	$289,795

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2025	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. government agencies	$13,617	$—	$13,617	$—
Mortgage-backed securities	1,410,679	—	1,410,679	—
Municipal bonds (1)	3,105	—	3,022	83
Loans held for investment (2)	260,625	—	—	260,625
Servicing assets (3)	62,941	—	—	62,941
Mutual fund (4)	19	—	19	—
Equity warrant assets	1,775	—	—	1,775
Total assets at fair value	$1,752,761	$—	$1,427,337	$325,424

(1)	During the three and nine months ended September 30, 2026 and 2025 there were no Level 3 fair value adjustment gains or losses.
(2)	Loans accounted for under the fair value option.
(3)	See Note 6 for a rollforward of recurring Level 3 fair values for servicing assets.
(4)	Included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
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
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest at September 30, 2026 or December 31, 2025. The unpaid principal balance of unguaranteed exposure for nonaccruals was $12.5 million and $8.5 million at September 30, 2026 and December 31, 2025, respectively.
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at September 30, 2026 and December 31, 2025.

	September 30, 2026
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$216,615	$225,262	$(8,647)	$57,907	$59,801	$(1,894)	$43,942	$44,732	$(790)
	$216,615	$225,262	$(8,647)	$57,907	$59,801	$(1,894)	$43,942	$44,732	$(790)

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2025
	Total Loans			Nonaccruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans held for investment	$260,625	$269,851	$(9,226)	$61,602	$62,824	$(1,222)	$45,784	$46,824	$(1,040)
	$260,625	$269,851	$(9,226)	$61,602	$62,824	$(1,222)	$45,784	$46,824	$(1,040)
The following table presents the net losses from changes in fair value.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Losses on Loans Accounted for under the Fair Value Option	2026	2025	2026	2025
Loans held for investment	$(66)	$(350)	$(940)	$(302)
	$(66)	$(350)	$(940)	$(302)
The following tables summarize the activity pertaining to loans accounted for under the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans held for investment	2026	2025	2026	2025
Balance at beginning of period	$232,088	$303,818	$260,625	$328,746
Repurchases	2,179	3,054	7,219	12,363
Fair value changes	(66)	(350)	(940)	(302)
Settlements	(17,586)	(26,231)	(50,289)	(60,516)
Balance at end of period	$216,615	$280,291	$216,615	$280,291
Non-Recurring Fair Value
The tables below present the recorded amount of assets measured at fair value on a non-recurring basis. The Company has no liabilities recorded at fair value on a non-recurring basis.

September 30, 2026	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$46,907	$—	$—	$46,907
Foreclosed assets	4,632	—	—	4,632
Equity security investment with a non-readily determinable fair value	1,375	—	—	1,375
Total assets at fair value	$52,914	$—	$—	$52,914

December 31, 2025	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$20,619	$—	$—	$20,619
Foreclosed assets	6,877	—	—	6,877
Equity security investment with a non-readily determinable fair value	2,101	—	—	2,101
Total assets at fair value	$29,597	$—	$—	$29,597
For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets that are measured at fair value on a non-recurring basis, see Note 10. Fair Value of Financial Instruments in the Company’s 2025 Form 10-K.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Level 3 Analysis
For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2026
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$83	Discounted expected cash flows	Discount rate	7.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$216,615	Discounted expected cash flows	Loss rate	0.0% - 6.5%	1.2%
			Discount rate	6.7% - 18.0%	9.3%
			Prepayment speed	16.3% - 30.4%	18.2%
Servicing assets	$71,033	Discounted expected cash flows	Discount rate	13.0%	13.0%
			Prepayment speed	12.4% - 19.1%	16.7%
Equity warrant assets	$2,064	Black-Scholes option pricing model	Volatility	13.1% - 104.4%	58.9%
			Risk-free interest rate	5.1% - 5.3%	5.2%
			Marketability discount	20.0% - 100.0%	20.3%
			Remaining life	1.2 - 12.0 years	7.7 years
Non-recurring fair value
Collateral-dependent loans	$46,907	Discounted appraisals	Appraisal adjustments (2)	0.0% - 82.4%	23.1%
Foreclosed assets	$4,632	Discounted appraisals	Appraisal adjustments (2)	10.0%	10.0%
Equity security investment with a non-readily determinable fair value	$1,375	Market Approach	Revenue Multiple	4.00	N/A

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2025
Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Recurring fair value
Municipal bond	$83	Discounted expected cash flows	Discount rate	7.0%	N/A
			Prepayment speed	5.0%	N/A
Loans held for investment	$260,625	Discounted expected cash flows	Loss rate	0.0% - 4.6%	1.1%
			Discount rate	6.7% - 10.0%	8.6%
			Prepayment speed	15.1% - 21.2%	17.2%
Servicing assets	$62,941	Discounted expected cash flows	Discount rate	12.8%	12.8%
			Prepayment speed	12.0% - 18.8%	16.2%
Equity warrant assets	$1,775	Black-Scholes option pricing model	Volatility	13.1% - 104.4%	58.3%
			Risk-free interest rate	3.7% - 4.2%	4.2%
			Marketability discount	20.0% - 100.0%	20.4%
			Remaining life	2.5 - 11.5 years	8.2 years
Non-recurring fair value
Collateral-dependent loans	$20,619	Discounted appraisals	Appraisal adjustments (2)	10.0% - 82.7%	39.7%
Foreclosed assets	$6,877	Discounted appraisals	Appraisal adjustments (2)	10.0%	10.0%
Equity security investment with a non-readily determinable fair value	$2,101	Market Approach	Revenue Multiple	3.75	N/A

(1)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to the instruments fair value.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other qualitative adjustments.
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

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

September 30, 2026	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$1,099,902	$1,099,902	$—	$—	$1,099,902
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	496,807	—	—	529,519	529,519
Loans and leases held for investment, net of allowance for credit losses on loans and leases	12,942,802	—	—	12,669,433	12,669,433
Financial liabilities
Deposits	15,468,175	—	14,352,405	—	14,352,405
Borrowings	99,793	—	—	102,854	102,854

December 31, 2025	Carrying Amount	Quoted Price In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets
Cash and due from banks	$864,904	$864,904	$—	$—	$864,904
Certificates of deposit with other banks	250	250	—	—	250
Loans held for sale	420,055	—	—	440,928	440,928
Loans and leases held for investment, net of allowance for credit losses on loans and leases	11,520,733	—	—	11,329,479	11,329,479
Financial liabilities
Deposits	13,688,659	—	13,096,941	—	13,096,941
Borrowings	102,404	—	—	110,782	110,782
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

	September 30, 2026	December 31, 2025
Commitments to extend credit (1) (2)	$4,728,814	$4,099,313
Standby letters of credit	22,567	51,842
Airplane purchase agreement commitments	48,636	48,636
Total unfunded off-balance-sheet credit risk	$4,800,017	$4,199,791

(1)	Includes unfunded overdraft protection.
(2)
Includes $1.5 billion and $1.3 billion at September 30, 2026 and December 31, 2025, respectively, for which loan commitment letters have been issued. Such letters do not represent a present obligation to extend credit due to the variety of conditions contained in the letters.

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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances as the Company deems necessary.
The allowance for off-balance-sheet credit exposures was $20.8 million and $16.4 million at September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended September 30, 2026, the Company recorded $2.4 million and $4.4 million in expense related to the allowance for off-balance-sheet credit exposures, respectively. During the three and nine months ended September 30, 2025, the Company recorded $1.9 million and $1.2 million in expense related to the allowance for off-balance-sheet credit exposures, respectively.
Other Commitments
See Note 4. Investments for unfunded commitments to provide capital contributions for equity fund investments as of September 30, 2026 and December 31, 2025.
Concentrations of Credit Risk
The Company from time-to-time may have cash and cash equivalents on deposit with other financial institutions that exceed federally-insured limits.

Live Oak Bancshares, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Geographic Concentrations
The following table presents the geographic concentration of the Company's loan and lease portfolio at September 30, 2026:

% of Total
Geographic Regions (1)
Midwest	13.6%
Northeast	19.4
Southeast	30.0
Southwest	14.0
West	22.6
Non-U.S.	0.4
Total	100.0%

(1)	Concentrations are stated as a percentage of total unguaranteed loans held for investment. Midwest consists of ND, SD, NE, KS, MN, IA,WI, MO, IL, IN, MI and OH. Northeast consists of MD, DE, PA, NJ, NY, CT, RI, MA, VT, ME and NH. Southeast consists of AR, LA, MS, TN, AL, GA, FL, SC, KY, NC, VA, WV, DC, PR and VI. Southwest consists of AZ, NM, TX and OK. West consists of WA, OR, CA, NV, ID, MT, WY, CO, UT, AK and HI. Non-U.S. includes addressees with foreign domicile. Domicile is determined by the principal resident or business address of the entity.

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
As of September 30, 2026, the Company’s wholly owned material subsidiaries were the Bank, Government Loan Solutions (“GLS”), Live Oak Grove, LLC (“Grove”) and Live Oak Ventures, Inc. (“Live Oak Ventures”). GLS is a management and technology consulting firm that advises and offers solutions and services to participants in the government guaranteed lending sector. GLS primarily provides services in connection with the settlement, accounting, and securitization processes for government guaranteed loans, including loans originated under the SBA 7(a) loan programs and USDA guaranteed loans. The Grove provides Company employees and business visitors with on-site dining at the Company's Wilmington, North Carolina headquarters. Live Oak Ventures’ purpose is investing in businesses that align with the Company's strategic initiative to be a leader in financial technology. During the fourth quarter of 2024, Live Oak Ventures consolidated its investment in Synply, Inc. (“Synply”) as a result of its controlling interest in that entity. Synply is a cloud-based technology platform designed to simplify the loan syndication process for financial institutions. The non-controlling interest in Synply is disclosed according to the Company’s consolidation policy.
As of September 30, 2026, the Bank’s wholly owned subsidiaries were Live Oak Number One, Inc., Live Oak Clean Energy Financing LLC (“LOCEF”), Live Oak Private Wealth, LLC (“Live Oak Private Wealth”) and Tiburon Land Holdings, LLC (“TLH”). Live Oak Number One, Inc. holds properties foreclosed on by the Bank. LOCEF provides financing to entities for renewable energy applications. Live Oak Private Wealth provides high-net-worth individuals and families with strategic wealth and investment management services. TLH holds land adjacent to the Bank's headquarters consisting of wetlands and other protected property for the use and enjoyment of the Bank's employees and customers.
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

Results of Operations
Performance Summary
Three months ended September 30, 2026 compared with three months ended September 30, 2025
For the three months ended September 30, 2026, the Company reported net income attributable to common shareholders of $24.3 million, or $0.52 per diluted share, compared to net income attributable to common shareholders of $25.6 million, or $0.55 per diluted share, for the three months ended September 30, 2025.
Notable changes include:
•Net interest income increased by $17.5 million, or 15.2%, to $133.0 million, reflecting a 16.4% increase in loans outstanding year over year while loan yield decreased 29 basis points to 6.92%.
•Noninterest income of $42.6 million increased $15.8 million, or 58.8%, which includes:
◦an increase of $3.8 million in net gains on sales of loans resulting from higher saleable loan production; and
◦an $8.6 million gain on warrants related to an exited investment.
•Provision for credit losses increased by $32.5 million to $54.7 million, reflecting $16.8 million specific to the exited distillery portfolio, $16.3 million attributed to continued loan growth, $13.1 million related to commercial portfolio changes and $8.5 million relates to SBB portfolio changes.

•Noninterest expense increased by $2.2 million, or 2.6%, to $85.7 million, principally due to $3.2 million of impairment associated with the Company's solar portfolio, partially offset by lower salaries and employee benefits.
Nine months ended September 30, 2026 compared with nine months ended September 30, 2025
For the nine months ended September 30, 2026, the Company reported net income attributable to common shareholders of $86.9 million, or $1.86 per diluted share, compared to net income attributable to common shareholders of $58.7 million, or $1.28 per diluted share, for the nine months ended September 30, 2025.

Notable changes include:

•Net interest income of $377.7 million increased by $52.5 million, or 16.1%, reflecting a 16.0% increase in average loans outstanding year-over-year. Loan yields were 6.91% for the nine months ended September 30, 2026 compared to 7.29% for the prior year.

•Provision for credit losses increased by $26.1 million, or 35.1%, to $100.6 million, compared to $74.5 million. The increase reflects the impact of the exited distillery portfolio and continued loan growth.

•Noninterest income increased by $19.8 million, or 24.9%, to $99.5 million, which includes an $8.6 million gain on equity warrant assets and a $3.8 million increase in net gains on loan sales attributed to higher saleable loan production.
•Noninterest expense increased by $6.0 million, or 2.4%, to $255.5 million, reflecting higher salaries and employee benefits and higher FDIC insurance expense resulting from continued growth.

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
Three months ended September 30, 2026 compared with three months ended September 30, 2025
For the three months ended September 30, 2026, net interest income increased $17.5 million, or 15.2%, to $133.0 million compared to $115.5 million for the three months ended September 30, 2025. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities. Average interest-earning assets increased by $2.2 billion, or 16.2%, to $16.0 billion for the third quarter of 2026, compared to $13.8 billion for the third quarter of 2025, while the yield on average interest-earning assets decreased 23 basis points to 6.44%. The cost of funds on interest-bearing liabilities for the third quarter of 2026 decreased 19 basis points to 3.49% and the average balance of interest-bearing liabilities increased by $1.9 billion, or 15.0%, over the third quarter of 2025.
As indicated in the rate/volume analysis below, the overall increase discussed above is reflected in increased interest income of $28.0 million outpacing growth in interest expense of $10.5 million for the third quarter of 2026 compared to the third quarter of 2025. The net interest margin decreased from 3.33% for the third quarter of 2025 to 3.30% for the third quarter of 2026.
Nine months ended September 30, 2026 compared with nine months ended September 30, 2025
For the nine months ended September 30, 2026, net interest income increased $52.5 million, or 16.1%, to $377.7 million compared to $325.2 million for the nine months ended September 30, 2025. This increase was principally due to the growth in the held for investment loan and lease portfolio outpacing growth in interest-bearing liabilities. Average interest-earning assets increased by $2.0 billion, or 15.1%, to $15.3 billion for the nine months ended September 30, 2026, compared to $13.3 billion for the nine months ended September 30, 2025, while the yield on average interest-earning assets decreased 30 basis points to 6.42%. The cost of funds on interest-bearing liabilities for the nine months ended September 30, 2026 decreased 30 basis points to 3.48%, and the average balance of interest-bearing liabilities increased by $1.6 billion, or 13.3%, over the nine months ended September 30, 2025.
The increase in average interest-bearing liabilities reflects higher deposit balances which is the result of continued efforts to attract customer deposits through a variety of channels. As indicated in the rate/volume analysis below, the overall increase discussed above is reflected in increased interest income of $66.2 million outpacing growth in interest expense of $13.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The net interest margin increased from 3.27% for the nine months ended September 30, 2025 to 3.30% for the nine months ended September 30, 2026.

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

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$818,936	$7,953	3.85%	$701,059	$7,654	4.33%
Investment securities	1,577,763	14,254	3.58	1,418,810	12,175	3.40
Loans held for sale	571,358	11,460	7.96	396,084	8,103	8.12
Loans and leases held for investment (1)	13,022,914	225,810	6.88	11,249,234	203,496	7.18
Total interest-earning assets	15,990,971	259,477	6.44	13,765,187	231,428	6.67
Less: Allowance for credit losses on loans and leases	(192,700)			(182,001)
Noninterest-earning assets	586,176			530,529
Total assets	$16,384,447			$14,113,715
Interest-bearing liabilities:
Savings	$7,661,348	$64,020	3.32%	$6,608,380	$58,657	3.52%
Certificates of deposit	5,856,418	55,322	3.75	5,272,818	51,443	3.87
Other interest-bearing deposits	747,469	5,508	2.92	498,455	4,166	3.32
Total deposits	14,265,235	124,850	3.47	12,379,653	114,266	3.66
Borrowings	99,761	1,618	6.43	106,744	1,677	6.23
Total interest-bearing liabilities	14,364,996	126,468	3.49	12,486,397	115,943	3.68
Noninterest-bearing deposits	594,809			401,916
Noninterest-bearing liabilities	64,497			63,133
Shareholders' equity	1,356,092			1,157,893
Non-controlling interest	4,053			4,376
Total liabilities and shareholders' equity	$16,384,447			$14,113,715
Net interest income and interest rate spread		$133,009	2.95%		$115,485	2.99%
Net interest margin			3.30%			3.33%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.32%			110.24%

(1)	Average loan and lease balances include non-accruing loans and leases.

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-earning balances in other banks	$753,320	$21,280	3.78%	$670,453	$22,177	4.42%
Investment securities	1,530,132	40,674	3.55	1,402,659	34,912	3.33
Loans held for sale	537,833	31,693	7.88	395,332	24,723	8.36
Loans and leases held for investment (1)	12,479,167	641,411	6.87	10,830,102	587,005	7.25
Total interest-earning assets	15,300,452	735,058	6.42	13,298,546	668,817	6.72
Less: Allowance for credit losses on loans and leases	(192,183)			(177,842)
Noninterest-earning assets	557,307			534,702
Total assets	$15,665,576			$13,655,406
Interest-bearing liabilities:
Savings	7,250,216	177,729	3.28	6,133,773	166,790	3.64
Certificates of deposit	5,741,868	160,627	3.74	5,408,376	159,467	3.94
Other interest-bearing deposits	652,584	14,117	2.89	485,603	12,277	3.38
Total deposits	13,644,668	352,473	3.45	12,027,752	338,534	3.76
Borrowings	100,931	4,838	6.41	109,356	5,045	6.17
Total interest-bearing liabilities	13,745,599	357,311	3.48	12,137,108	343,579	3.78
Noninterest-bearing deposits	541,101			373,518
Noninterest-bearing liabilities	54,419			58,546
Shareholders' equity	1,320,313			1,081,815
Non-controlling interest	4,144			4,419
Total liabilities and shareholders' equity	$15,665,576			$13,655,406
Net interest income and interest rate spread		$377,747	2.94%		$325,238	2.94%
Net interest margin			3.30%			3.27%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.31%			109.57%

(1)	Average loan and lease balances include non-accruing loans and leases.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs. 2025			2026 vs. 2025
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$(917)	$1,216	$299	$(3,438)	$2,541	$(897)
Investment securities	679	1,400	2,079	2,481	3,281	5,762
Loans held for sale	(194)	3,551	3,357	(1,684)	8,654	6,970
Loans and leases held for investment	(9,106)	31,420	22,314	(32,664)	87,070	54,406
Total interest income	(9,538)	37,587	28,049	(35,305)	101,546	66,241
Interest expense:
Savings	$(3,710)	$9,073	$5,363	$(17,924)	$28,863	$10,939
Certificates of deposit	(1,724)	5,603	3,879	(8,421)	9,581	1,160
Other interest-bearing deposits	(616)	1,958	1,342	(2,077)	3,917	1,840
Borrowings	52	(111)	(59)	189	(396)	(207)
Total interest expense	(5,998)	16,523	10,525	(28,233)	41,965	13,732
Net interest income	$(3,540)	$21,064	$17,524	$(7,072)	$59,581	$52,509
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
For the third quarter of 2026, there was a provision for credit losses of $54.7 million compared to $22.2 million for the same period in 2025, an increase of $32.5 million, which includes $16.8 million specific to the exited distillery portfolio, $16.3 million attributed to continued loan growth, $13.1 million related to commercial portfolio changes and $8.5 million relates to SBB portfolio changes. For the nine months ended September 30, 2026, there was a provision for credit losses of $100.6 million compared to $74.5 million for the same period in 2025, an increase of $26.1 million. The increase compared to the nine months ended September 30, 2025 reflects the impact of the exited distillery portfolio and continued loan growth.
Loans and leases held for investment at historical cost were $13.2 billion as of September 30, 2026, increasing by $1.9 billion, or 16.7%, compared to September 30, 2025.
Net charge-offs for loans and leases carried at book value were $32.1 million, or 1.00% of average quarterly loans and leases held for investment, carried at book value, on an annualized basis, for the three months ended September 30, 2026, compared to net charge-offs of $16.8 million, or 0.61%, for the three months ended September 30, 2025, an increase of $15.3 million. For the nine months ended September 30, 2026, net charge-offs totaled $74.8 million compared to $55.0 million for the nine months ended September 30, 2025, an increase of $19.8 million, or 36.0%.

In addition, nonperforming loans and leases not guaranteed by the SBA or USDA, excluding $11.6 million and $6.8 million accounted for under the fair value option at September 30, 2026 and 2025, respectively, totaled $138.4 million, which was 1.05% of the held for investment loan and lease portfolio carried at historical cost at September 30, 2026, compared to $76.9 million, or 0.68% of loans and leases held for investment carried at historical cost at September 30, 2025.
Noninterest Income
Noninterest income is principally comprised of net gains from the sale of SBA and USDA-guaranteed loans along with loan servicing revenue and related revaluation of the servicing asset. Revenue from the sale of loans depends upon the volume, maturity, structure and rates of underlying loans as well as the pricing and availability of funds in the secondary markets prevailing in the period between completed loan funding and closing of sale. In addition, the loan servicing revaluation is significantly impacted by changes in market rates and other underlying assumptions such as prepayment speeds and default rates. Net loss on loans accounted for under the fair value option is also significantly impacted by changes in market rates, prepayment speeds and inherent credit risk. Other less consistent elements of noninterest income include gains and losses on investments.
The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		2026/2025 Increase (Decrease)
	2026	2025	Amount	Percent
Noninterest income
Loan servicing revenue	$9,710	$8,812	$898	10.2%
Loan servicing asset revaluation	(2,605)	(4,360)	1,755	40.3
Net gains on sales of loans	20,893	17,099	3,794	22.2
Net loss on loans accounted for under the fair value option	(66)	(350)	284	81.1
Equity method investments income (loss)	553	(1,470)	2,023	137.6
Equity security investments (losses) gains, net	(2,573)	18	(2,591)	(14,394.4)
Lease income	2,088	2,179	(91)	(4.2)
Other noninterest income	14,637	4,917	9,720	197.7
Total noninterest income	$42,637	$26,845	$15,792	58.8%

	Nine Months Ended September 30,		2026/2025 Increase (Decrease)
	2026	2025	Amount	Percent
Noninterest income
Loan servicing revenue	$27,998	$25,675	$2,323	9.0%
Loan servicing asset revaluation	(10,370)	(12,145)	1,775	14.6
Net gains on sales of loans	53,872	50,107	3,765	7.5
Net loss on loans accounted for under the fair value option	(940)	(302)	(638)	(211.3)
Equity method investments income (loss)	(190)	(6,425)	6,235	97.0
Equity security investments (losses) gains, net	(2,573)	1,042	(3,615)	(346.9)
Lease income	6,461	7,855	(1,394)	(17.7)
Other noninterest income	25,260	13,864	11,396	82.2
Total noninterest income	$99,518	$79,671	$19,847	24.9%
For the three and nine months ended September 30, 2026, noninterest income increased by $15.8 million and $19.8 million, or 58.8% and 24.9% respectively, compared to the prior three and nine month periods in 2025.

Loan servicing asset revaluation: For the third quarter of 2026, the Company incurred a loss of $2.6 million, a decrease of $1.8 million, or 40.3% compared to losses incurred during the third quarter of 2025. For the nine months ended September 30, 2026, the Company recorded a loss of $10.4 million, a decrease of $1.8 million, or 14.6% compared to the prior year. Rising interest rates have resulted in lower losses on asset valuation in the current periods.
Net gains on sales of loans: Higher loan production resulted in net gains on sales of loans of $20.9 million for the third quarter of 2026, an increase of $3.8 million, or 22.2%, compared to the third quarter of 2025. For the nine months ended September 30, 2026, net gains on sales of loans were $53.9 million, an increase of $3.8 million, or 7.5% compared to the prior year.
The following tables reflect loan and lease production, sales of guaranteed loans and the aggregate balance in guaranteed loans sold. These components are key drivers of the Company's noninterest income.

	Three months ended September 30,		Three months ended June 30,		Three months ended March 31,
	2026	2025	2026	2025	2026	2025
Amount of loans and leases originated	$2,133,637	$1,648,711	$1,548,432	$1,526,592	$1,368,311	$1,396,223
Guaranteed portions of loans sold	358,932	347,750	318,556	322,317	275,488	266,275
Outstanding balance of guaranteed loans sold (1)	4,309,939	3,856,253	4,125,710	3,685,981	4,018,059	3,486,533

	Nine Months Ended September 30,		For years ended December 31,
	2026	2025	2025	2024	2023	2022
Amount of loans and leases originated	$5,050,380	$4,571,526	$6,209,639	$5,155,244	$3,946,873	$4,007,621
Guaranteed portions of loans sold	952,976	936,342	1,182,871	980,973	877,551	580,889
Outstanding balance of guaranteed loans sold (1)	4,309,939	3,856,253	3,897,790	3,379,477	2,986,959	2,668,110

(1)	This represents the outstanding principal balance of guaranteed loans serviced, as of the last day of the applicable period, which have been sold into the secondary market.
Equity method investments income (loss): For the third quarter of 2026, equity method investments reflected a net gain of $0.6 million compared to a net loss of $1.5 million in the third quarter of 2025. The Company recorded a loss of $0.2 million for the nine months ended September 30, 2026 compared to a $6.4 million loss in the prior year. Prior year periods reflect the impact of equity method losses associated with cessation of flow-through losses from Apiture, Inc.
Equity security investments (losses) gains, net: For the third quarter of 2026, equity security investments recorded losses of $2.6 million compared to a nominal gain in the third quarter of 2025. For the nine months ended September 30, 2026, the Company recorded a net loss of $2.6 million compared to a $1.0 million gain in the prior year. Current periods reflect the impact of a $2.6 million writedown on a single investment during the third quarter of 2026.
Other noninterest income: For the third quarter of 2026, other noninterest income was $14.6 million, an increase of $9.7 million compared to the third quarter of 2025. For the nine months ended September 30, 2026, other noninterest income was $25.3 million, an increase of $11.4 million compared to the prior year. The increase for the three and nine month periods reflects an $8.6 million gain on equity warrant assets.

Noninterest Expense
Noninterest expense comprises all operating costs of the Company, such as employee related costs, travel, professional services, advertising and marketing expenses, exclusive of interest and income tax expense.
The following table shows the components of noninterest expense and the related dollar and percentage changes for the periods presented.

	Three Months Ended September 30,		2026/2025 Increase (Decrease)
	2026	2025	Amount	Percent
Noninterest expense
Salaries and employee benefits	$46,918	$49,910	$(2,992)	(6.0)%
Non-employee expenses:
Travel expense	1,756	1,618	138	8.5
Professional services expense	2,924	1,999	925	46.3
Advertising and marketing expense	2,314	1,839	475	25.8
Occupancy expense	2,384	2,339	45	1.9
Technology expense	10,263	10,234	29	0.3
Equipment expense	3,595	3,320	275	8.3
Other loan origination and maintenance expense	5,101	4,777	324	6.8
Renewable energy tax credit investment impairment	310	336	(26)	(7.7)
FDIC insurance	4,197	3,643	554	15.2
Other expense	5,958	3,501	2,457	70.2
Total non-employee expenses	38,802	33,606	5,196	15.5
Total noninterest expense	$85,720	$83,516	$2,204	2.6%

	Nine Months Ended September 30,		2026/2025 Increase (Decrease)
	2026	2025	Amount	Percent
Noninterest expense
Salaries and employee benefits	$145,048	$141,447	$3,601	2.5%
Non-employee expenses:
Travel expense	5,152	5,316	(164)	(3.1)
Professional services expense	8,378	7,897	481	6.1
Advertising and marketing expense	8,099	9,924	(1,825)	(18.4)
Occupancy expense	7,158	7,445	(287)	(3.9)
Technology expense	29,620	29,551	69	0.2
Equipment expense	10,950	10,750	200	1.9
Other loan origination and maintenance expense	15,884	13,552	2,332	17.2
Renewable energy tax credit investment impairment	336	606	(270)	(44.6)
FDIC insurance	13,386	10,739	2,647	24.6
Other expense	11,527	12,318	(791)	(6.4)
Total non-employee expenses	110,490	108,098	2,392	2.2
Total noninterest expense	$255,538	$249,545	$5,993	2.4%
Total noninterest expense for the three and nine months ended September 30, 2026, increased $2.2 million, or 2.6%, and increased $6.0 million, or 2.4%, compared to the same periods in 2025. The changes within noninterest expense for the comparable three and nine month periods were largely driven by components discussed below.

Salaries and employee benefits: Total personnel expense for the third quarter of 2026 was $46.9 million, a decrease of $3.0 million, or 6.0%. Expense for the nine months ended September 30, 2026 was $145.0 million, an increase of $3.6 million, or 2.5%, compared to the prior year. The increase year over year is principally related to investment in human resources to support strategic and growth initiatives.
Advertising and marketing expense: For the three and nine months ended September 30, 2026, advertising and marketing expense increased $0.5 million, or 25.8%, and decreased $1.8 million, or 18.4%, compared to the same periods in 2025. The decrease for the nine months reflects lower levels of promotional spending.
Other loan origination and maintenance expense: For the three and nine months ended September 30, 2026, other loan origination and maintenance expense increased $0.3 million, or 6.8%, and $2.3 million, or 17.2%, compared to the same periods in 2025. This increase is the result of continued growth in the guaranteed loan portfolio.
FDIC insurance: For the three and nine months ended September 30, 2026, FDIC insurance increased $0.6 million, or 15.2%, and $2.6 million, or 24.6%, compared to the same periods in 2025. This increase reflects the Company’s continued growth combined with increased FDIC assessment rates.
Other expense: For the third quarter of 2026, other expense of $6.0 million increased $2.5 million, or 70.2% compared to the third quarter of 2025. The increase is the result of $3.2 million of impairment losses associated with the Company's solar portfolio. For the nine months ended September 30, 2026, expenses of $11.5 million decreased $0.8 million, or 6.4%, compared to the prior year.
Income Tax Expense
For the three months ended September 30, 2026, income tax expense was $9.0 million compared to income tax expense of $10.1 million in the third quarter of 2025, and the Company’s effective tax rates were 25.4% and 27.6%, respectively. For the nine months ended September 30, 2026, income tax expense was $28.2 million compared to $21.4 million for the nine months ended September 30, 2025, and the Company’s effective tax rates were 23.3% and 26.4%, respectively. The increase for the nine month period year-over-year reflects increased pretax income partially offset by a $2.1 million benefit associated with purchased tax credits during the second quarter of 2026.
Discussion and Analysis of Financial Condition
September 30, 2026 vs. December 31, 2025
Total assets at September 30, 2026 were $17.0 billion, an increase of $1.8 billion, or 12.1%, compared to total assets of $15.1 billion at December 31, 2025.
The growth in total assets was principally driven by total loans and leases held for investment and held for sale increasing by $1.5 billion, or 11.9%, in 2026, from $12.4 billion at December 31, 2025 to $13.9 billion at September 30, 2026. The Company continues to see record originations of $5.1 billion through the first nine months of the year.
Total deposits were $15.5 billion at September 30, 2026, an increase of $1.8 billion, or 13.0%, from $13.7 billion at December 31, 2025. The increase is the result of continued efforts to attract customer deposits through a variety of channels. At September 30, 2026, the Bank’s total uninsured deposits were approximately $2.5 billion, or 16.4%, of total deposits.
Total shareholders' equity was $1.3 billion at September 30, 2026, an increase of $58.1 million, or 4.6%, from $1.3 billion at December 31, 2025. The increase in total shareholders' equity from the prior period was largely due to net income of $92.9 million.

Commercial Real Estate
Commercial real estate loans as indicated by the FDIC include loans secured by the following: construction, land development, multifamily property and nonfarm, nonresidential real property. The following table provides information with respect to commercial real estate loans as of September 30, 2026.

	Guaranteed	Unguaranteed	Total (1)
Held for Investment Loans:
Owner Occupied
Small Business Banking	$1,442,363	$1,490,079	$2,932,442
Commercial Banking	11,041	59,434	70,475
Total	1,453,404	1,549,513	3,002,917
Non-Owner Occupied
Small Business Banking	429,721	1,090,990	1,520,711
Commercial Banking	17,006	1,694,861	1,711,867
Total	446,727	2,785,851	3,232,578
Total Held for Investment Commercial Real Estate	$1,900,131	$4,335,364	$6,235,495
Held for Sale Loans:
Owner Occupied
Small Business Banking	$98,678	$—	$98,678
Total	98,678	—	98,678
Non-Owner Occupied
Small Business Banking	218,459	—	218,459
Total	218,459	—	218,459
Total Held for Sale Commercial Real Estate	$317,137	$—	$317,137
Total Commercial Real Estate Loans	$2,217,268	$4,335,364	$6,552,632
% of Total Commercial Real Estate Loans	33.8%	66.2%	100.0%
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
Total nonperforming assets, including loans measured at fair value, at September 30, 2026 were $575.1 million, which represented a $2.9 million, or 0.5%, increase from December 31, 2025. These nonperforming assets at September 30, 2026 were comprised of $566.6 million in nonaccrual loans and leases and $8.5 million in foreclosed assets. Of the $575.1 million of nonperforming assets, $422.7 million carried a government guarantee, leaving an unguaranteed exposure of $152.4 million in total nonperforming assets at September 30, 2026. This represents an increase of $41.2 million, or 37.0%, from an unguaranteed exposure of $111.2 million at December 31, 2025.

The following table provides information with respect to nonperforming assets, excluding loans measured at fair value, at the dates indicated.

	September 30, 2026 (1)	December 31, 2025 (1)
Nonaccrual loans and leases:
Total nonperforming loans and leases (all on nonaccrual)	$508,689	$501,157
Foreclosed assets	8,484	8,208
Total nonperforming assets	$517,173	$509,365
Allowance for credit losses on loans and leases	$213,630	$192,264
Total nonperforming loans and leases to total loans and leases held for investment	3.87%	4.28%
Total nonperforming loans and leases to total assets	3.04%	3.37%
Allowance for credit losses on loans and leases to loans and leases held for investment	1.62%	1.64%
Allowance for credit losses on loans and leases to total nonperforming loans and leases	42.00%	38.36%

Nonaccrual loans and leases guaranteed by U.S. government:
Total nonperforming loans and leases guaranteed by the U.S. government (all on nonaccrual)	$370,267	$399,786
Foreclosed assets guaranteed by the U.S. government	6,085	6,798
Total nonperforming assets guaranteed by the U.S. government	$376,352	$406,584
Allowance for credit losses on loans and leases	$213,630	$192,264
Total nonperforming loans and leases not guaranteed by the U.S. government to total held for investment loans and leases	1.05%	0.87%
Total nonperforming loans and leases not guaranteed by the U.S. government to total assets	0.83%	0.68%
Allowance for credit losses on loans and leases to total nonperforming loans and leases not guaranteed by the U.S. government	154.33%	189.66%

(1)	Excludes loans measured at fair value.
Nonperforming assets, excluding loans measured at fair value, at September 30, 2026 were $517.2 million, which represented a $7.8 million, or 1.5%, increase from December 31, 2025. These nonperforming assets at September 30, 2026 were comprised of $508.7 million in nonaccrual loans and leases and $8.5 million in foreclosed assets. Of the $517.2 million of nonperforming assets, $376.4 million carried a government guarantee, leaving an unguaranteed exposure of $140.8 million in total nonperforming assets at September 30, 2026. This represents an increase of $38.0 million, or 37.0%, from an unguaranteed exposure of $102.8 million at December 31, 2025.
See the below discussion related to the change in potential problem and individually evaluated loans and leases for management’s overall observations regarding growth in total nonperforming loans and leases.
As a percentage of the Bank’s total capital, nonperforming loans and leases, excluding loans measured at fair value, represented 34.6% at September 30, 2026, compared to 39.0% at December 31, 2025. Adjusting the ratio to include only the unguaranteed portion of nonperforming loans and leases at historical cost to reflect management’s belief that the greater magnitude of risk resides in this portion, the ratios at September 30, 2026 and December 31, 2025 were 9.4% and 7.9%, respectively.
As of September 30, 2026, and December 31, 2025, potential problem (also referred to as criticized or Risk Grade 50) and classified loans and leases, excluding loans measured at fair value, totaled $1.4 billion. The following is a discussion of these loans and leases. Risk Grades 50 through 80 represent the spectrum of criticized and classified loans and leases. For a complete description of the risk grading system, see “Credit Quality Indicators” in Note 3 in the notes to consolidated financial statements in the Company’s 2025 Form 10-K. At September 30, 2026, the portion of criticized and classified loans and leases guaranteed by the SBA or USDA totaled $660.6 million and total portfolio unguaranteed exposure risk was $696.9 million, or 7.0% of total held for investment unguaranteed exposure carried at historical cost. This compares to the December 31, 2025 portion of criticized and classified loans and leases guaranteed by the SBA or USDA which totaled $669.8 million and total portfolio unguaranteed exposure risk was $719.9 million, or 8.6% of total held for investment unguaranteed exposure carried at historical cost.

As of September 30, 2026 and December 31, 2025, loans and leases carried at historical cost within the following verticals comprise the largest portion of the total potential problem and classified loans and leases:

As of September 30, 2026		As of December 31, 2025
Vertical	% of Criticized and Classified Loans and Leases	Vertical	% of Criticized and Classified Loans and Leases
General Lending	13.1%	General Lending	11.8%
Sponsor Finance	10.6	Solar Energy	7.5
Solar Energy	6.5	Senior Housing	6.1
Auto Care + Auto Dealerships	6.0	Bioenergy	6.1
Healthcare	5.6	Sponsor Finance	6.1
Self Storage	5.5	Auto Care + Auto Dealerships	5.9
ABL General	4.8	Healthcare	5.4
RV Parks	4.3	Self Storage	5.4
Agriculture	4.3	RV Parks	4.0
% of Total Criticized and Classified Loans	60.7%	% of Total Criticized and Classified Loans	58.3%
Of the above listed verticals, Senior Housing, Sponsor Finance, Bioenergy, ABL General, and Solar Energy are within the Company’s Commercial Banking division, the remainder of the above listed verticals are within the Small Business Banking division. The total $32.2 million decrease in potential problem and classified loans and leases in the first nine months of 2026 was comprised of $96.5 million in decreased levels of Risk Grade 50 loans and leases, as discussed below, and $64.3 million in increased levels of classified loans. The overall increase in classified loans in the first nine months of 2026 was primarily attributable to borrower-specific credit migrations, with significant contributions from relationships within the ABL general, which includes the exited distillery portfolio, and Sponsor Finance portfolios. While these migrations reflect deterioration in the credit quality of certain individual borrower relationships, management does not believe they indicate broad-based deterioration across the portfolio. The Company continues to monitor evolving economic conditions, including the prevailing interest rate environment, and their potential impact on borrower performance and overall credit quality.
Loans and leases that experience insignificant payment delays and payment shortfalls are generally not individually evaluated for the purpose of estimating the allowance for credit losses. The Bank considers an “insignificant period of time” from payment deferrals to be a period of 90 days or less. The Bank would consider a modification for a customer experiencing what is expected to be a short-term event that has temporarily impacted cash flow. This could be due, among other reasons, to illness, weather, impact from a one-time expense, slower than expected start-up, construction issues or other short-term issues. Credit personnel will review the request to determine if the customer is experiencing financial stress and how the event has impacted the ability of the customer to repay the loan or lease long term. These types of deferrals are generally granted 90 days at a time. Collection efforts are typically escalated if, after two or three deferral periods, the cash flow event has not been resolved. At September 30, 2026, the Company had a total of $109.6 million in loans modified in 2026 to borrowers experiencing financial difficulty, excluding loans measured at fair value, $92.8 million of which remained current and $94.6 million of which are for an other-than-insignificant payment delay or term extension.
Management endeavors to be proactive in its approach to identify and resolve problem loans and leases and is focused on working with the borrowers and guarantors of these loans and leases to provide loan and lease modifications when warranted. Management implements a proactive approach to identifying and classifying loans and leases as special mention (also referred to as criticized), Risk Grade 50. At September 30, 2026, and December 31, 2025, Risk Grade 50 loans and leases, excluding loans measured at fair value, totaled $630.7 million and $727.2 million, respectively, for a decrease of $96.5 million. Relative to total held for investment unguaranteed loan exposure carried at historical cost at December 31, 2025 and September 30, 2026, unguaranteed Risk Grade 50 loans and leases decreased from $465.7 million, or 5.5%, to $375.4 million, or 3.8%, respectively.

The largest year-to-date changes in Risk Grade 50 loans and leases carried at historical cost were within the following verticals:

September 30 2026 vs. December 31, 2025 Increase (Decrease)
Vertical	$	%
Government Contract	$(35,357)	(36.6)%
Solar Energy	(29,071)	(30.1)
Senior Housing	(28,634)	(29.7)
Sponsor Search	(20,357)	(21.1)
RV Parks	(18,601)	(19.3)
Emerging Markets	(15,407)	(16.0)
Hotels	(15,188)	(15.7)
Funeral Homes and Cemeteries	(11,375)	(11.8)
Pharmacy	9,568	9.9
Veterinary	11,145	11.6
Venture Banking	13,275	13.8
Agriculture	15,894	16.5
Educational Services	17,022	17.6
Total of largest changes in Risk Grade 50 loans and leases	$(107,087)	(110.9)%
The change in Risk Grade 50 loans and leases, exclusive of loans measured at fair value, during the first nine months of 2026 was principally confined to 13 verticals, as reflected above. Of the above listed verticals, Government Contract, Solar Energy, Senior Housing, Emerging Markets, Hotels, and Venture Banking are within the Company’s Commercial Banking division and the remainder of the above listed verticals are within the Small Business Banking division.
At September 30, 2026, approximately 99.2% of loans and leases classified as Risk Grade 50 are performing with no relationships having payments past due more than 30 days. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, in light of the relative size and composition of the loan and lease portfolio and management’s degree of success in resolving problem assets, management believes that a proactive approach to early identification and intervention is critical to successfully managing a small business loan portfolio.
Allowance for Credit Losses on Loans and Leases
The ACL of $192.3 million at December 31, 2025, increased by $21.4 million, or 11.1%, to $213.6 million at September 30, 2026. The ACL as a percentage of loans and leases held for investment at historical cost amounted to 1.6% at both December 31, 2025 and September 30, 2026. The increase in the ACL during the first nine months of 2026 was primarily the result of the exited distillery portfolio and continued loan growth. See also the above section captioned “Provision for Credit Losses” in “Results of Operations” for related information.

Actual past due held for investment loans and leases, inclusive of loans measured at fair value, have increased by $23.1 million since December 31, 2025. Total loans and leases 90 or more days past due decreased $2.9 million, or 0.7%, compared to December 31, 2025. This decrease was comprised of a $28.4 million increase in unguaranteed exposure combined with a $31.2 million decrease in the guaranteed portion of past due loans compared to December 31, 2025. At September 30, 2026 and December 31, 2025, total held for investment unguaranteed loans and leases past due as a percentage of total held for investment unguaranteed loans and leases, inclusive of loans measured at fair value, was 1.2% and 0.9%, respectively. Total unguaranteed loans and leases past due, inclusive of loans measured at fair value, were $125.9 million, an increase of $48.8 million, as of September 30, 2026 compared to December 31, 2025. Management continues to actively monitor and work to improve asset quality. Management believes the ACL of $213.6 million at September 30, 2026 is appropriate in light of the risk inherent in the loan and lease portfolio. Management’s judgments are based on numerous assumptions about current and expected events that it believes to be reasonable, but which may or may not be valid. Accordingly, no assurance can be given that management’s ongoing evaluation of the loan and lease portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the ACL, thus adversely affecting the Company’s operating results. Additional information on the ACL is presented in Note 5. Loans and Leases Held for Investment and Credit Quality of the Unaudited Condensed Consolidated Financial Statements in this report.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the fair value of unpledged investment securities; and (d) availability under lines of credit, FHLB advances and the Federal Reserve Discount Window. A primary tool in the Company's liquidity management process is the utilization of an Outflow Coverage Ratio (“OCR”) model to stress outflows in various scenarios with targeted days of liquidity coverage. The OCR model output is then used by management to ensure adequate liquidity sources are available during those future periods. At September 30, 2026, the total amount of these four liquidity source items was $5.3 billion, or 31.0% of total assets, a decrease of 1.3% of total assets from $4.9 billion, or 32.3% of total assets, at December 31, 2025.
As of September 30, 2026 and December 31, 2025, the Company’s unused borrowing capacity was $4.1 billion and $4.0 billion, respectively, based upon securities and loans identified as available for collateral. Unused borrowing capacity consists of access through the Federal Reserve Bank's discount window, available lines of credit with the Federal Home Loan Bank and other correspondent banks, and access to a repurchase agreement. If additional collateral is available, the Company's aggregate borrowing capacity with all of the above sources is $7.9 billion and $7.5 billion as of September 30, 2026 and December 31, 2025, respectively.
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
At September 30, 2026, $476.6 million of the investment securities portfolio were pledged for unused borrowing capacity, leaving $1.5 billion available to be pledged as collateral.
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

Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. In 2025, the Company entered into airplane purchase agreement commitments. For more information, see Note 4. Investments and Note 8. Commitments and Contingencies in the accompanying notes to Unaudited Condensed Consolidated Financial Statements.
Asset/Liability Management and Interest Rate Sensitivity
One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure the repricing differences, or interest rate gaps, between interest-earning assets and interest-bearing liabilities, across various time periods. As of September 30, 2026, the balance sheet’s total cumulative gap position was 6.3%, meaning that over the entire life of the Company's assets and liabilities, more assets will reprice than liabilities. For further information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The interest rate gap method, however, addresses only the magnitude of asset and liability repricing timing differences as of the report date and does not address earnings, market value, changes in account behaviors based on the interest rate environment, or growth. Therefore, management also uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of instantaneous parallel interest rate shocks applied to a static balance sheet and non-parallel interest rate shocks applied to a dynamic balance sheet to measure interest rate risk. As of September 30, 2026, the Company’s interest rate risk profile under the instantaneous parallel interest rate shock scenarios applied to a static balance sheet is moderately asset-sensitive. For more information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.
An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company attempts to mitigate interest rate risk by match funding assets and liabilities with similar rate instruments. Asset/liability sensitivity is primarily derived from the variable-rate loans that adjust as short-term interest rates change, rates on cash accounts that adjust as the federal funds rate changes and the longer duration of fixed-rate term deposits. Note that the Company regularly models various forecasted rate projections with non-parallel shifts that are reflective of potential current rate environment outcomes. Under these scenarios, the Company’s interest rate risk profile may increase in asset sensitivity, decrease in asset sensitivity, or depending on the scenario and timing of anticipated rate changes, may transition to a liability-sensitive interest rate risk profile. The Company believes that regular modeling of various interest rate outcomes allows it to assess and manage potential risks from various rate shifts.
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

Capital amounts and ratios as of September 30, 2026, and December 31, 2025, are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated - September 30, 2026
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,257,606	9.94%	$569,289	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,512,949	11.96	1,012,069	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	1,353,872	10.70	759,052	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	1,353,872	8.23	658,072	4.00	N/A	N/A
Bank - September 30, 2026
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,313,073	10.44%	$565,718	4.50%	$817,148	6.50%
Total Capital (to Risk-Weighted Assets)	1,471,171	11.70	1,005,721	8.00	1,257,151	10.00
Tier 1 Capital (to Risk-Weighted Assets)	1,313,073	10.44	754,290	6.00	1,005,721	8.00
Tier 1 Capital (to Average Assets)	1,313,073	8.02	654,895	4.00	818,618	5.00
Consolidated - December 31, 2025
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,162,337	10.53%	$496,712	4.50%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	1,397,451	12.66	883,043	8.00	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	1,258,603	11.40	662,282	6.00	N/A	N/A
Tier 1 Capital (to Average Assets)	1,258,603	8.48	593,767	4.00	N/A	N/A
Bank - December 31, 2025
Common Equity Tier 1 (to Risk-Weighted Assets)	$1,147,133	10.46%	$493,607	4.50%	$712,987	6.50%
Total Capital (to Risk-Weighted Assets)	1,285,129	11.72	877,523	8.00	1,096,904	10.00
Tier 1 Capital (to Risk-Weighted Assets)	1,147,133	10.46	658,142	6.00	877,523	8.00
Tier 1 Capital (to Average Assets)	1,147,133	7.77	590,666	4.00	738,333	5.00

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.
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
The Company has a total cumulative gap in interest-earning assets and interest-bearing liabilities of 6.3% as of September 30, 2026, indicating that, overall, assets will reprice before liabilities during the expected life of the instruments. Cumulative gap is a useful measure to monitor balance sheet match-funding, yet economic value of equity and net interest income simulations, discussed below, are more useful in understanding potential impacts to earnings from a change in interest rates.
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

The table below sets forth an approximation of the Company’s NII sensitivity exposure for the 12-month periods ending September 30, 2027 and 2028, and the Company’s EVE sensitivity at September 30, 2026 under instantaneous parallel interest rate shocks assuming a static balance sheet. The simulation uses projected repricing of assets and liabilities at September 30, 2026, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Critical model assumptions such as loan and investment prepayment rates, deposit decay rates, deposit betas and lags and assumed replacement pricing can have a significant impact on interest income simulation. A static balance sheet is maintained to remove volume considerations and to place the focal point on the rate sensitivity of the Company’s balance sheet. While management believes such assumptions to be reasonable, approximate actual future activity may differ from the results shown below as it will include growth considerations and management actions to mitigate the impacts of changing interest rates on the balance sheet’s earnings profile.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Basis Point Change in Interest Rates	12 Months Ending September 30, 2027	12 Months Ending September 30, 2028	As of September 30, 2026
+300	19.1%	13.7%	(10.1%)
+200	13.4	9.7	(6.2)
+100	6.7	4.9	(2.8)
-100	(6.0)	(4.4)	1.8
-200	(9.7)	(7.3)	2.5
-300	(11.1)	(8.9)	3.3
Rates are increased instantaneously at the beginning of the projection. Under this instantaneous parallel interest rate shock, with a static balance sheet NII simulation, the Company is asset sensitive in the initial year, as the Company’s large variable-rate loan portfolio reprices the full amount of the assumed change in interest rates, while the large retail savings and short-term retail certificates of deposit portfolio will reprice with an assumed beta. The Company remains asset sensitive in the second year of the projection, though to a lesser extent, due to the full-year impact of interest rate changes, the Company’s loan portfolio continuing to reprice, and also due to the other assumptions used in the analysis as noted previously. Interest rates do not normally move all at once or evenly over time, but management believes that the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2026, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2026, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
Other than the implementation of the measures outlined in the remediation plan for the material weakness described below, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of Previously Disclosed Material Weakness
As previously reported in the 2025 Form 10-K, management concluded that a material weakness in the Company’s internal control over financial reporting existed with respect to effective control activities related to accounting for and classification of loan participation activity within the Consolidated Statements of Income (“SOI”) and the Consolidated Statements of Cash Flows (“SCF”). Management has concluded that, as of September 30, 2026, the material weakness has been remediated. This conclusion is based on the completion of the remaining remediation activities, including testing over a sufficient period of time, of enhanced controls over loan participation accounting processes, specifically preparation and review controls to ensure complete and accurate disclosure within the SCF and enhanced oversight of loan participation activities to ensure accuracy of sale transactions. Training for employees involved in these processes and controls has also been completed.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company is at times involved in legal proceedings. In the opinion of management, as of September 30, 2026, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c)    Insider Trading Arrangements. During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K, except as follows.
James S. Mahan III, our Chairman and Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement on August 25, 2026. That arrangement was terminated on August 28, 2026, after a clerical error was identified. Mr. Mahan entered into a new prearranged stock trading plan on August 28, 2026. This plan provides for the sale of up to 400,000 shares of his holdings of the Company's voting common stock, no par value per share, in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold or November 18, 2027. Mr. Mahan entered into the plan as part of his long-term financial and tax planning strategies. The trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding transactions in its securities.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

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

Live Oak Bancshares, Inc.
(Registrant)

Date: November 3, 2026	By:	/s/ Walter J. Phifer
Walter J. Phifer
Chief Financial Officer